Form 10-Q
period 1994-09-30
ELECTROMAGNETIC SCIENCES INC
filed 1994-11-14
CIK 32198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended: September 30, 1994

                  OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934
            For the transition period from                  to

Commission File Number      0-6072

ELECTROMAGNETIC SCIENCES, INC.
(Exact name of registrant as specified in its charter)

Georgia                                   58-1035424
(State or other jurisdiction of           (IRS Employer Identification Number)
incorporation or organization)

660 Engineering Drive
Norcross, Georgia                               30092
(Address of principal executive offices)        (Zip Code)


Registrant's Telephone Number, Including Area Code - (404) 263-9200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

      Yes [ X ]     No [  ]

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on November 1, 1994:

6,798,127 shares of Common Stock, $.10 Par Value

ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES

PART I.
Financial Information

ITEM 1.  Financial Statements

Consolidated Statements of Earnings (Unaudited)
(In thousands, except net earnings per share data)

                                     Three months ended      Nine months ended
                                        September 30            September 30
                                        1994      1993        1994        1993
Net sales                           $ 31,076    20,956      84,705      71,065

Cost of sales                         19,548    13,849      52,431      44,978

Selling, general and
 administrative expenses               6,923     6,579      20,302      19,226

Research and
 development expenses                  2,100     2,309       6,009       6,150

   Operating income (loss)             2,505    (1,781)      5,963         711

Interest and other income                 62        76         138         205

Interest expense                        (120)     (109)       (343)       (333)

   Earnings (loss) before
    income taxes and
    LXE minority interest              2,447    (1,814)      5,758         583

Income tax expense (benefit)           1,009      (663)      2,469         223

LXE minority interest                    293      (384)        728         (77)

   Net earnings (loss)              $  1,145      (767)      2,561         437

Net earnings (loss) per common
 and common equivalent share        $    .16      (.11)        .35         .06

Weighted average number of
 common and common equivalent
 shares                                7,010     6,710       7,004       6,856

See accompanying notes to interim consolidated financial statements.

ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)
(In thousands)

                                                September 30      December 31
                                                    1994              1993

ASSETS

Current assets:
  Cash and cash equivalents                     $ 11,391             8,411
  Marketable securities                                0             1,590
  Trade accounts receivable, net                  34,191            29,237

  Inventories:
    Work in process                                3,738             3,547
    Parts and materials                            7,350             8,932
      Total inventories                           11,088            12,479

  Deferred income tax benefit                      1,223             1,079

      Total current assets                        57,893            52,796

Marketable securities                                400               400

Property, plant and equipment:
  Land                                             1,150             1,150
  Building and
   leasehold improvements                         13,540            13,519
  Machinery and equipment                         46,423            43,188
  Furniture and fixtures                           3,300             3,052
      Total cost of property,
       plant and equipment                        64,413            60,909
  Less accumulated depreciation and
   amortization                                   38,180            34,308

      Net property, plant and equipment           26,233            26,601

Other assets                                       2,183             2,098
Goodwill, net                                      5,651             5,966

      Total assets                              $ 92,360            87,861

ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited), Continued
(In thousands, except share data)


                                                September 30      December 31
                                                    1994              1993

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments
   of long-term debt                               3,846             3,718
  Accounts payable                                 9,197             8,747
  Accrued compensation costs                       3,693             3,352
  Accrued retirement costs                         1,234             1,365
  Deferred revenue                                 1,072             1,020
  Other current liabilities                        1,408             1,439

      Total current liabilities                   20,450            19,641

Long-term debt, excluding
 current installments                              4,724             5,060
Other liabilities                                     50                51
Deferred income taxes                              4,506             4,406

      Total liabilities                           29,730            29,158

Minority interest in LXE                           8,116             7,155

Stockholders' equity:
  Preferred stock $1.00 par value per
   share.  Authorized 10,000,000 shares;
   none issued or outstanding                          0                 0
  Common stock $.10 par value per share.
   Authorized 75,000,000 shares; issued
   and outstanding 6,791,000 in 1994 and
   6,715,000 in 1993                                 679               671
  Additional paid-in capital                       8,976             8,582
  Foreign currency
   translation adjustment                             26                23
  Retained earnings                               44,833            42,272

      Total stockholders' equity                  54,514            51,548

      Total liabilities and
      stockholders' equity                      $ 92,360            87,861

See accompanying notes to interim consolidated financial statements.

ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
                                                            Nine Months Ended
                                                              September 30
                                                          1994            1993

Cash flows from operating activities:
  Net earnings                                        $  2,561             437
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    LXE minority interest                                  728             (77)
    Depreciation and amortization                        3,990           3,947
    Goodwill amortization                                  315             280
    Changes in assets and liabilities:
      Trade accounts receivable                         (4,954)            795
      Inventories                                        1,391          (1,848)
      Accounts payable                                     450          (1,818)
      Income taxes                                         116            (245)
      Accrued costs and
       other current liabilities                           115            (657)
      Other                                                 97            (678)
           Net cash provided by
            operating activities                         4,809             136

Cash flows from investing activities:
  Purchase of property, plant and equipment             (3,683)         (4,009)
  Purchase of CAL common stock
   from minority shareholders                                0            (537)
  Net proceeds from sale
   of marketable securities                              1,590           1,416
           Net cash used in
            investing activities                        (2,093)         (3,130)

Cash flows from financing activities:
  Net increase in long-term debt                          (208)          2,789
  Proceeds from exercise
   of stock options, net                                   472             125
           Net cash provided by
            financing activities                           264           2,914

           Net change in cash and
            cash equivalents                             2,980             (80)

Cash and cash equivalents at January 1                   8,411           8,267

Cash and cash equivalents at September 30             $ 11,391           8,187

Supplemental disclosure of cash flow information:
  Cash paid for interest                              $    460             333

  Cash paid for income taxes                          $  2,453           1,210

See accompanying notes to interim consolidated financial statements.

ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited)

(1) Basis of Presentation
      The interim consolidated financial statements include the accounts of Electromagnetic Sciences, Inc. its wholly-owned subsidiary, EMS Technologies, Inc. and its majority-owned subsidiaries, LXE Inc. and CAL Corporation (collectively, the "Company"). In the opinion of management, the interim consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(2) Earnings per share
      Earnings per common and common equivalent share for the interim periods were based on the weighted average number of shares outstanding and equivalent shares derived from dilutive stock options (except for loss periods). For purposes of calculating primary earnings per share, the Company's proportionate share of the net earnings of LXE Inc. has been adjusted to reflect the dilutive effect of LXE's outstanding stock options. Fully diluted earnings per share are not significantly different from the primary earnings per share presented.

ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
      Consolidated net sales for the quarter and nine months ended September 30, 1994 increased by 48% and 19% respectively, compared with the same interim periods in 1993. Most of this growth related to one of the Company's subsidiaries, LXE Inc., which increased its third quarter sales of wireless data communications systems to $17.0 million in 1994, compared with $7.5 million in 1993; LXE's revenues for the first nine months of 1994 increased to $45.4 million in 1994, compared with $31.4 million for the same period one year earlier. The favorable comparison of LXE revenues was due in part to lower third quarter 1993 revenues resulting from shipment delays caused by redesign and testing of software for a new generation of products. In addition, LXE has had revenue growth from international markets (particularly through European subsidiaries) and third-party distribution channels in domestic markets. Along with LXE's improvement, the Company's EMS Technologies subsidiary achieved substantial sales increases in 1994 compared with 1993, mainly due to revenue recognized on space communications and antenna programs. The Company's CAL subsidiary had breakeven results in the third quarter of 1994, even though its quarterly and year-to-date revenues were lower than in 1993 because of the disposal of its defense electronics business group in late 1993.

      Cost of sales and selling, general and administrative expenses, as percentages of consolidated net sales, decreased during the third quarter and nine months of 1994 as compared with 1993 primarily due to a higher sales base in 1994 to absorb fixed costs. Research and development expenditures through September 30 were lower than in 1993 as a result of the completion of work in 1993 on LXE's "open systems" wireless data communications products. The Company's effective tax rate was 41% and 43% for the 1994 third quarter and first nine months, respectively, compared with approximately 38% for 1993; the higher effective rate in 1994 related to higher marginal tax rates on European earnings by LXE and to CAL's year-to-date net operating loss, which reduced operating income but for which no income tax benefit was recorded.

LIQUIDITY AND CAPITAL RESOURCES
      The total of cash, cash equivalents and marketable securities increased to $11.2 million at September 30, 1994 from $10.4 million at the beginning of the
year.   Management believes that the Company will generate sufficient cash from operations to have positive cash flow in the fourth quarter of 1994.

ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit - The following exhibit is filed as a part of this report:

11.1  Statement re:  Computation of Per Share Earnings

(b) Reports on form 8-K - The Company has not filed any reports on Form 8-K during the three months ended September 30, 1994.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTROMAGNETIC SCIENCES, INC.


By:   THOMAS E. SHARON                    Date:       11/14/94
      President and
       Chief Executive Officer


By:   DON T. SCARTZ                       Date:       11/14/94
      Vice President - Finance
       and Treasurer