Form 10-K
ELECTROMAGNETIC SCIENCES INC
filed 1995-03-31
CIK 32198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K 405

X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1994
Commission File #0-6072

ELECTROMAGNETIC SCIENCES, INC.
(Exact name of registrant as specified in its charter)

       Georgia                          58-1035424
(State of incorporation)             (IRS Employer ID #)
  or organization)

660 Engineering Drive
Norcross, Georgia                          30092
(Address of principal                   (Zip Code)
 executive offices)

Registrant's Telephone Number,
Including Area Code - (404) 263-9200

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
     Common Stock, $.10 par value
          (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  Yes   X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form
10-K:   X
The aggregate market value of voting stock held by persons other than directors or executive officers on March 10, 1995, was $69,757,000, based on a closing price of $10.56 per share. The basis of this calculation does not constitute a determination by the registrant that all of its directors and executive officers are affiliates as defined in Rule 405.

As of March 10, 1995, the number of shares of the registrant's common stock outstanding was 6,837,953 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Company's 1994 Annual Report to Shareholders and definitive proxy statement for the 1995 Annual Meeting of Shareholders of the registrant is incorporated herein by reference in Parts II, III and IV of this Annual Report on Form 10-K.

**** PART I ****

ITEM 1.  Business.

GENERAL
Electromagnetic Sciences, Inc. (the "Company") was organized in 1968 by a group of scientists, engineers and technicians led by Dr. John E. Pippin, now Chairman of the Company's Board of Directors. The Company is organized under Georgia law, and its headquarters and principal operating facilities are in Technology Park, Norcross, Georgia.

The Company operates in two business segments and produces a wide range of advanced communications and signal processing electronics and wireless data communications systems (see Note 8 of "Notes to Consolidated Financial Statements" included in Item
8 of this Report). The Company's advanced communications and signal processing electronics operations are conducted by a wholly-owned subsidiary, EMS Technologies, Inc. (EMS), and a 74%-owned subsidiary, CAL Corporation (CAL), which was acquired in January 1993. EMS and CAL's microwave systems, antennas, subsystems and components are used in space applications mainly for communications and remote sensing; in surface and airborne applications, these products are used in a variety of electronic systems, such as radar, electronic countermeasures, search and rescue systems and mobile communications. The Company's wireless data communications systems are produced principally for materials handling markets by a subsidiary, LXE Inc. (LXE), which is also based in Norcross, Georgia. In April 1991, LXE completed an initial public offering of its common stock, which, together with subsequent exercise of LXE stock options by employees, reduced the Company's ownership of LXE from 100% to 73%. EMS and CAL products have accounted for 46%, 54% and 38% of consolidated net sales in the respective years 1994, 1993 and 1992, while LXE products have accounted for 54%, 46% and 62% in the same respective years.

ADVANCED COMMUNICATIONS AND SIGNAL PROCESSING ELECTRONICS
The Company's advanced communications and signal processing electronics require expertise in microwave and mechanical design, analog and digital electronics, microelectronics, and materials science. More than 50% of the revenues from this product area are currently derived from space or satellite-related applications. Following is a description of the Company's principal microwave and antenna products.

     COMPONENTS
     The Company manufactures a variety of microwave components including phase shifters, switches, circulators, and isolators. Phase shifters control how a signal will combine with others to form a wavefront. These devices allow very fast changes of phase, and many thousands of changes can be made per second. Electronically variable phase shifters are used in such applications as beam-steering in radar. Electronically controlled switches change the direction of microwave signals and connect various elements of a system. High speed microwave switches are used to control signal paths in satellite communications and other systems. Circulators are usually three-port devices that route microwave signals along specific channels. One of the ports may be terminated to an absorber of microwaves, and the resulting two-port device becomes an isolator. Circulators and isolators are used in a variety of ways in many microwave systems.

     MICROWAVE SUBSYSTEMS
     Subsystems are complex collections of components (such as phase shifters, switches, circulators and isolators) and electronic circuits that are designed to perform a major function within a microwave system, such as beam-forming networks for satellite communications systems, which allow antenna patterns to be electronically changed. Other subsystems include phase shifter subsystems for beam steering radar, complex switching assemblies for electronic countermeasures systems, amplifier and power converter assemblies for remote sensing satellites, and solid state power amplifiers for satellite communications.

     SPACE AND SATELLITE-BASED SYSTEMS
     Through its CAL subsidiary, the Company provides a variety of specialized systems for applications in space, including scientific instruments, spacecraft antennas, microgravity facilities, and satellite power conditioning equipment. CAL is a leading provider of the ground station component for satellite-based search and rescue (SARSAT) systems; the Company's local user terminal (LUT) determines the location of marine or aviation beacons that transmit distress signals to a satellite. CAL also produces an aeronautical mobile terminal (AMT) that provides worldwide voice/data communications capabilities to private jets via a digital link with the Inmarsat constellation of satellites; a distinctive component of the AMT system is an antenna which automatically remains directed toward a geostationary communications satellite, yet is small enough to be located under a low-profile radome in the optimally effective position atop the jet's tail.

     ANTENNA SYSTEMS
     The Company provides entire antenna systems for certain applications. These antennas include phased array and multiple beam technologies, and encompass electronically and mechanically steered applications.

     CELLULAR BASE-STATION ANTENNAS
     The Company's antennas for cellular telecommunications base stations utilize microstrip radiating elements for a very uniform coverage pattern as compared with conventional antennas. The Company believes that this antenna design, which was developed by CAL, minimizes interference of other cells, reduces dead spots within a cell, and improves signal
     hand-off as a user moves from one cell to another.   The
     cellular antennas are manufactured and marketed by EMS.

     1994 DEVELOPMENTS
     In the satellite communication (SATCOM) market, the Company's products connect mobile end-users to a space network. Several SATCOM programs begun in 1994 will require a connection between aircraft and satellite, such as the antenna to be developed for a NASA program that tests commercial uses for space technology. For another airborne program, the Company will provide a space link to an unmanned reconnaissance aircraft. A third airborne program is an exclusive supply contract between the subsidiary, CAL Corporation, and a leading satellite services company -- American Mobile Satellite Corporation (AMSC). AMSC will use CAL's hardware to offer voice/data service between private aircraft and the new MSAT satellite. CAL also remained a world leader in the niche SATCOM market for search and rescue systems, with a multi-million dollar order received in 1994 from Saudi Arabia to build a system of ground stations for a search and rescue network.

     The Company remained very active on radar programs such as JSTARS (an airborne system for real-time tracking of the movement of ground forces). Substantial sales were also recognized from contracts to produce compact antenna systems and broadband phased-array subsystems for airborne use. One of the larger orders in 1994 was for work on the Army's Advanced Tactical Radar Jammer (ATRJ) program to protect helicopters. Many products rely on electronically scanned antenna technology, which allows transmission of data at very high rates. The Company believes that this phased array technology will find more commercial markets in the future, because high data rates will be important to the next generation of products and services for commercial wireless communications. Space systems remained a significant business area for the Company. Substantial revenues resulted from efforts on the MILSTAR defense communications program and the Space Station. Equipment for commercial communications and remote sensing satellites (which monitor the earth's environment) also provided significant orders.

     Exports of advanced antenna and signal-processing equipment were $7 million in 1994, more than double the total in 1993, reflecting direct international marketing efforts and participation in European satellite programs, such as the ENVISAT remote sensing satellite.

     The Company formed an "EMS Wireless" division, which has a line of base station antennas that can improve network performance for cellular telephone service-providers. Some of the largest companies in the U.S. cellular industry became customers last year, including Nextel, BellSouth and AirTouch. EMS Wireless also plans to develop high-speed networks and "smart antennas" that steer beams to follow each end-user in a cell. These future products will have their own markets, but they will also be integrated with other Company products.

WIRELESS DATA COMMUNICATIONS PRODUCTS
One of the Company's strategic moves to diversify its business base has been the development, beginning in the early 1980's, of wireless data communications systems for materials handling operations. These systems, which are designed, manufactured, sold and supported by LXE, permit both mobility and real-time transaction processing. LXE systems have been installed at more than 3,000 sites worldwide, including the facilities of many Fortune 500 companies and some of the world's largest materials handling installations.

LXE systems, which generally incorporate bar-code scanning capabilities, are compatible with commonly-used customer-owned computers and can be configured for a variety of applications. A typical LXE system consists of terminals that incorporate radio transmitters and receivers, a base station that communicates with these terminals, a controller that provides an interface between the base station and host computer, and software that manages and facilitates the communications process.

     TERMINALS
     LXE offers several types of terminals, all of which utilize radio frequency technology. Hand-held terminals are small, lightweight and intended to be carried by people. Vehicle-mounted terminals are larger, heavy duty terminals for use on fork-lifts, cranes and other mobile materials handling equipment. Other terminals include a table-top model for fixed positions where computer cabling is not practical, and wireless modems which provide wireless communication capabilities for other devices such as small computers or process controllers. All terminals incorporate built-in radios that operate either in a licensed, narrow frequency band or in an unlicensed broader, "spread spectrum" frequency band.

     RADIO BASE STATIONS AND CONTROLLERS
     The wireless communications link between the terminal and the computer is completed by a radio base station and controller, which may be integrated into a single unit for smaller systems. A base station converts the radio signals from a terminal to digital signals recognizable by the host computer, and also converts data from the host computer into radio signals for transmission to the terminals. Radio base stations can operate effectively in facilities of many sizes and structural designs.

     Controllers provide the critical interface between the radio base station and the host computer. LXE controllers provide transparent connectivity to all widely accepted computer architectures without modifications of existing applications software and network structure. Controllers also manage complex transmission traffic with sophisticated programming algorithms.

     OTHER PRODUCTS
     In addition to the basic system hardware, LXE offers various accessories, such as bar code scanners and battery chargers, portable printers, software products for system communications, integrated applications and terminal emulation, and repair and maintenance services.

     1994 DEVELOPMENTS
     A new terminal was introduced last year for the materials handling market. The device has a unique ergonomic design: there is a built-in laser scanner for easy handling, an auto on/off to save battery power, and the display screen and keyboard are angled for the operator's view, to cut down on tiring or inefficient motion. Another product line innovation to help the operator is an option for entering data: a voice recognition system. With this new system, the operator can enter data simply by speaking into a lightweight headset, which leaves the hands and eyes free for other tasks.

     LXE's radio technology also helped bring in new orders in 1994. Last year, LXE was awarded a contract for narrowband wireless modems and base station products. These products will be installed overseas in U.S. Government bases, supply depots, and hospitals under the Automated Identification Technology program. Chrysler's Mopar Division ordered new systems for all 15 field parts distribution warehouses. Other major new orders and installations included Ralston Purina, Wal-Mart, Sara Lee, Federal Express and Sony.

     A new initiative was begun in 1994 called the "Mobile Enterprise". This initiative will combine LXE's expertise in wireless local area networks with the expertise of LXE's affiliates in satellite communications, and advanced antenna systems. The Mobile Enterprise also includes strategic partners that have complementary strengths in satellite communication. services, application software, and radio design. The goal of the Mobile Enterprise is to provide wireless, high-speed communication networks for a variety of business applications.

MARKETING
The marketing and sales efforts for the respective products of EMS and CAL are conducted by internal marketing staffs; these companies also have agreements with independent marketing representatives. LXE products are marketed, sold and serviced through an internal staff, 18 regional sales offices (17 in the U.S. and one in Canada), five European sales subsidiaries, and also through selected value added retailers and international distributors. Several members of the Company's senior management, engineering and administrative staffs are significantly involved in sales activities.

The Company did not have a major domestic customer accounting for 10% or more of consolidated net sales in 1994. During 1994, approximately 70% of the Company's consolidated net sales were from commercial and international markets and 30% were for U.S. Government end-use. For further information on sales concerning business segments, geographic areas, and exports, see Note 8 of "Notes to Consolidated Financial Statements" included in Item 8 of this Report.

BACKLOG
The consolidated orders backlog at December 31, 1994 was $75.0 million, including $51.3 million in orders for advanced communications and signal-processing equipment (EMS and CAL), and $23.7 million for wireless data communications equipment (LXE). These totals compare with a consolidated orders backlog one year earlier of $62.4 million, comprising $36.3 million for for EMS and CAL, and $26.1 million for LXE. A significant portion of the 1994 backlog is expected to be realized as sales in 1995.

MATERIALS
Materials used in the Company's advanced communications and signal-processing products consist primarily of magnetic microwave ferrites, metals such as aluminum and brass, permanent magnet materials, and electronic components such as transistors, diodes, IC's, resistors, capacitors and printed circuit boards. Most of the magnetic microwave ferrite materials are purchased from two suppliers, and permanent magnet materials are purchased from a limited number of suppliers. Electronic components and metals are available from a larger number of suppliers and manufacturers.

The electronic components and supplies, printed circuit assemblies, keypad assemblies and molded parts needed for the Company's LXE products are generally available from a variety of sources. Bar code scanners are included in almost all of LXE's orders, and a significant number of the scanners are purchased from Symbol Technologies, Inc. (Symbol), which is also competitor of the Company; however, there are alternative suppliers that manufacture and sell bar code scanners under license agreements with Symbol. The Company believes that LXE's other competitors also rely on scanning equipment purchased from or licensed by Symbol. In addition, Symbol and LXE have a license agreement which allows the Company to utilize Symbol's patented integrated scanning technology in future products.

The Company believes that its present sources of its required materials are adequate. The Company does not believe that the loss of any supplier or subassembly manufacturer would have a material adverse affect on its business. In the past, shortages of supplies and delays in the receipt of necessary components have not had a material adverse effect on shipments of the Company's products.

COMPETITION
The Company believes itself to be, in sales, a major independent supplier of microwave subsystems and of wireless data communications systems for materials handling operations.
However, the Company's markets are highly competitive. Some of the Company's competitors have substantial resources and facilities that may exceed those of the Company; the Company also competes against smaller, specialized firms.

In microwave and antenna markets, the Company's EMS and CAL subsidiaries compete with divisions of certain large U.S. industrial concerns such as Raytheon Company, M/A-Com, Inc and Rockwell, as well as non-U.S. companies such as Spar, COMDEV and RACAL. There are larger companies which are potential competitors of EMS or CAL for certain contracts but are potential customers on other contracts. Certain major customers could also elect to develop and manufacture the products that they presently purchase from the Company.

Principal competitors of the Company's LXE business include
Norand Corporation, Symbol Technologies, Litton Industries,
Teklogix Corp. and Telxon Corporation.

The Company believes that the key competitive factors within the Company's advanced communications and signal processing markets continue to be product performance, technical expertise and support to customers, adherence to delivery schedules, and price. LXE's principal customers are medium and large businesses that use data communications systems in complex applications where the performance and quality of LXE products and services are believed to be more important purchase criteria than price.

RESEARCH AND DEVELOPMENT
The Company conducts a major portion of its research and development at the EMS and CAL subsidiaries in direct response to the unique technical requirements of a customer's order, and most of these costs are included with the overall manufacturing costs for specific orders. Nevertheless, internally sponsored research and development in the microwave and antenna area has exceeded $1.0 million in each of the past three years. Most of the Company's internally sponsored research and development has been conducted by LXE, which has delivered significant new product designs and performance enhancements during the past three years, including spread spectrum radios, expanded host computer connectivity options, and a new generation of RF infrastructure components. In 1994, 1993 and 1992, the Company invested a total of $8.1 million, $8.2 million and $7.5 million, respectively, in internally sponsored research and development. The Company holds several patents and licenses and several patents are pending for proprietary technologies developed by the Company.

EMPLOYEES
As of December 31, 1994, the Company and its subsidiaries employed a total of approximately 1,000 persons. Over 75% of the Company's employees are directly involved in engineering or manufacturing activities.

EXECUTIVE OFFICERS OF THE REGISTRANT
Information concerning the executive officers of the Company is set forth below:

Thomas E. Sharon, age 49, became Chief Executive Officer in July 1994, and had previously served as President since 1987. He joined the Company as an engineer in 1971 and later served as Executive Vice President from 1985 to 1987. He became a Director in 1984. He also serves as a Director of each of the Company's operating subsidiaries, and as President of LXE Inc.

Don T. Scartz, age 52, has served as Vice President, Finance and Treasurer of the Company since 1981, and as Secretary from 1982 to 1991. He joined the Company as Controller in 1978. He also serves as the Chief Financial Officer of each of the Company's operating subsidiaries.

William S. Jacobs, age 49, became General Counsel, Director of Corporate Administration, and Secretary of the Company in 1992, and Vice President in 1993. He also serves as General Counsel and Secretary of EMS Technologies, Inc. and LXE Inc. Previously, he was engaged in the private practice of law with Trotter Smith & Jacobs, Atlanta, Georgia, and in such capacity had served as the Company's principal corporate legal counsel since 1982.

Neilson A. Mackay, age 54, has served since September 1992 as President of CAL Corporation, a controlling interest in which was acquired by the Company in January 1993. Prior to joining CAL, he had served since 1988 as President of Innotech Aviation Limited, a Montreal, Quebec-based privately held aerospace company with approximately 650 employees. Innotech is active in all post-manufacturing sectors of the corporate aviation market, including aircraft sales, flight management, maintenance, and interior and avionics modifications.

Jeffrey A. Leddy, age 39, has served since July 1994 as President of EMS Technologies, Inc. He joined the Company as an engineer in September 1980.


ITEM 2.  Properties.

The Company's Georgia operations are conducted in two owned buildings, one of 112,000 square feet on 7.6 acres, the other of 140,000 square feet on 13.5 acres. The Company also lease 37,000 square feet in another building (the lease to expire in February 1998, unless extended for an additional two years to February 2000 at the option of the Company). All three buildings are located in Technology Park, Norcross, Georgia, a suburb of Atlanta. At December 31, 1994, the two buildings owned by the Company were subject to an outstanding industrial development revenue bond indebtedness of $0.6 million and a revolving credit loan of $3.8 million.

The combined Georgia facilities comprise clean rooms, a microelectronics laboratory, materials control areas, assembly and test areas, offices, engineering laboratories, a ferrites laboratory, drafting and design facilities, machine shops, a metals finishing area, dark rooms and painting facilities. The Company has consolidated most of its EMS operations into the 130,000 square foot building and LXE occupies the 112,000 square foot building.

CAL Corporation operates in approximately 52,700 square feet of leased space in a single building located outside Ottawa, Canada.
The lease expires in August 1997.


ITEM 3.  Legal Proceedings.
         Not Applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders.
         Not Applicable


**** PART II ****

ITEM 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.

The common stock of Electromagnetic Sciences, Inc. Is traded in the over-the-counter market (Nasdaq symbol ELMG). At March 10, 1995, there were approximately 1,000 shareholders of record, and the Company believes that there were approximately 3,000 beneficial shareholders, based upon broker requests for distribution of annual meeting materials. The price range of the stock is shown below:

                      1994 Price Range     1993 Price Range
                        High      Low       High     Low

First Quarter         $ 9-3/8    7-3/4      9-1/8   6-1/8
Second Quarter          9-1/4    7-7/8      7-1/4   5-7/8
Third Quarter           9-1/8    8          7-1/2   6
Fourth Quarter         12-1/8    8          8-3/8   5-3/4

The Company has never paid a cash dividend with respect to shares of its common stock and has retained its earnings to provide cash for the operation and expansion of its business. Future dividends, if any, will be determined by the Board of Directors in light of the circumstances then existing, including the Company's earnings and financial requirements and general business conditions.


ITEM 6.  Selected Financial Data.

Information required for this item is contained in the Company's
1994 Annual Report to Shareholders, and is incorporated herein by reference to Exhibit 13.1.

ITEM 7.  Management's Discussion and Analysis of Results of
Operations and Financial Condition

Information required for this item is contained in the Company's
1994 Annual Report to Shareholders, and is incorporated herein by reference to Exhibit 13.1.


ITEM 8.  Financial Statements and Supplementary Data.

Information required for this item is contained in the Company's
1994 Annual Report to Shareholders, and is incorporated herein by reference to Exhibit 13.1.


ITEM 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure
Not applicable.


**** PART III ****

ITEM 10. Directors and Executive Officers of the Registrant.

The information concerning directors called for by this Item is contained in the Company's definitive Proxy Statement for its 1995 Annual Meeting of Shareholders and is incorporated herein by reference. The information concerning executive officers called for by this Item is set forth under the caption "Executive Officers of the Registrant" in Item 1. hereof.


ITEM 11. Executive Compensation.

The information called for by this Item is contained in the Company's definitive Proxy Statement for its 1995 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 12. Security Ownership of Certain Beneficial Owners and
Management.

The information called for by this Item is contained in the Company's definitive Proxy Statement for its 1995 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 13. Certain Relationships and Related Transactions.

Not applicable.

**** PART IV ****

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K.

(a)1.  Financial Statements

The following consolidated financial statements are contained in the Company's 1994 Annual Report to Shareholders, and are incorporated herein by reference to Exhibit 13.1:

     Independent Auditors' Report.

     Consolidated Statements of Earnings -
      Years ended December 31, 1994, 1993 and 1992.

     Consolidated Balance Sheets - December 31, 1994 and 1993.

     Consolidated Statements of Stockholders' Equity -
      Years ended December 31, 1994, 1993 and 1992.

     Consolidated Statements of Cash Flows -
      Years ended December 31, 1994, 1993 and 1992.

     Notes to Consolidated Financial Statements.


(a)2.  Financial Statement Schedules

     Independent Auditors' Report

     II.  Valuation and Qualifying Accounts - Years ended
          December 31, 1994, 1993 and 1992


All other schedules are omitted as the required information is inapplicable, or the information is presented in the financial statements or related notes.

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Electromagnetic Sciences, Inc.

Under date of January 27, 1995, we reported on the consolidated balance sheets of Electromagnetic Sciences, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1994, as contained in the 1994 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.







KPMG Peat Marwick LLP



Atlanta, Georgia
January 27, 1995

Schedule II


Electromagnetic Sciences, Inc.
Valuation and Qualifying Accounts
(In thousands)


                             Years ended December 31,1994, 1993 and 1992
                                    Additions
                        Balance at  charged to                        Balance
                         beginning  costs and                         at end
Classification            of year   expenses   Deductions    Other    of year


Allowance for
 Doubtful Accounts:
   1992                  $   170        50         -            -        220

   1993                  $   220       296       (196)(a)       -        320

   1994                  $   320       325         -            -        645


Reserve for Deferred
 Tax Assets:

   1993                  $    -         -         (34)      4,393(b)   4,359

   1994                  $ 4,359        69         -          900(b)   5,328




(a) In 1993, deductions represented an LXE charge-off of an uncollectible balance.

(b) Other additions relate to deferred tax assets established in connection with the acquisition of CAL Corporation and subsequent adjustments of acquired research expense and tax credit carryforwards.

(a)3.  Exhibits
The following exhibits are filed as part of this report:

 3.1 Amended and restated Articles of Incorporation of Electromagnetic Sciences, Inc., effective July 3, 1989 (incorporated by reference to
       Exhibit 3.2 to the Company's Report on Form 8-K filed July 17,
       1989).

 3.2   Bylaws of Electromagnetic Sciences, Inc. as amended through
       March 20, 1995.

 4.1   Agreement with respect to long-term debt pursuant to Item
       601(b)(4)(iii)(A) (incorporated by reference to Exhibit 19.3 to the Company's Report on Form 10-Q for the quarter ended June 30, 1989).

 4.2 Revolving Credit Note between Electromagnetic Sciences, Inc. and Trust Company Bank (incorporated by reference to exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31,
       1991).

 4.3 Electromagnetic Sciences, Inc. Stockholder Rights Plan dated as of July 3, 1989 (incorporated by reference to Exhibit 19.5 to the Company's Report on Form 10-Q for the quarter ended June 30, 1989).

10.1 Employment Agreement dated as of January 1, 1989, by and between the Company and Thomas E. Sharon (incorporated by reference to
       Exhibit 19.9 to the Company's Report on Form 10-Q for the quarter ended June 30, 1992).

10.2 Employment Agreement, dated July 29, 1992, of Employment Agreement dated as of January 1, 1989, by and between the Company and Thomas
       E. Sharon. (incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-K for the year ended December 31, 1993).

10.3 Second Amendment, dated November 15, 1994, of Employment Agreement dated as of January 1, 1989, by and between the Company and Thomas E. Sharon.

10.4 Separation Agreement between LXE Inc. And Malcolm M. Bibby, effective December 13, 1995 (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of LXE Inc. For the year ended December 31, 1994).

10.5 Consulting Agreement, effective January 1, 1995, by and between the Company and John E. Pippin.

10.6   1981 Incentive Stock Option Plan, as amended and restated
       February 6, 1987, and further amended through July 31, 1992 (incorporated by reference to Exhibit 19.1 to the Company's Report on Form 10-Q for the quarter ended June 30, 1992).

10.7 Form of split-dollar life insurance agreement between the Company and certain of its officers (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991).

10.8   Form of split-dollar life insurance agreement effective
       January 1, 1993, between the Company and an officer (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

10.9 Electromagnetic Sciences, Inc. 1986 Directors' Stock Option Plan as amended through July 31, 1992 (incorporated by reference to Exhibit 19.2 to the Company's Report on Form 10-Q for the quarter ended June 30, 1992).

10.10  Electromagnetic Sciences, Inc. 1986 Non-Qualified Stock Option
       Plan as amended through March 23, 1989 (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990).

10.11  Electromagnetic Sciences, Inc. 1992 Stock Incentive Plan
       (incorporated by reference to Exhibit 19.1 to the Company's Report on Form 10-Q for the quarter ended March 31, 1992).

10.12 LXE Inc. 1989 Stock Incentive Plan, as amended and restated March 6, 1992 (incorporated by reference to Exhibit 19.1 to the Report on Form 10-Q of LXE Inc. for the quarter ended March 31,
       1992).

10.13 Form of Stock Option Agreement evidencing options granted in 1992 to certain executive officers under the Electromagnetic Sciences, Inc. 1992 Stock Incentive Plan (incorporated by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 1992).

10.14 Form of Stock Option Agreement evidencing options granted January 1, 1989 to certain executive officers under the LXE Inc. 1989 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of Electromagnetic Sciences, Inc. for the year ended December 31, 1990).

10.15  Form of Stock Option Agreement evidencing options granted
       September 26, 1990 to an executive officer under the LXE Inc. 1989 Stock Incentive Plan (incorporated by reference to Exhibit 19.2 to the Company's Report on Form 10-Q for the quarter ended
       September 30, 1991).

10.16  Form of Stock Option Agreement evidencing options granted
       September 26, 1990 to John B. Mowell under the LXE Inc. 1989 Stock Incentive Plan (incorporated by reference to Exhibit 19.3 to the Company's Report on Form 10-Q for the quarter ended September 30,
       1991).

10.17 Form of Stock Option Agreement evidencing option granted automatically to one of the Company's directors as a newly elected non-employee Member of the Board of Directors of LXE Inc.
       (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K for LXE Inc. for the year ended December 31, 1991).

10.18 Form of Stock Option Agreement evidencing options granted in 1992 to certain executive officers under the LXE Inc. 1989 Stock Incentive Plan (incorporated by reference to Exhibit 19.1 to the Report on Form 10-Q of LXE Inc. for the quarter ended June 30, 1992).

10.19 Form of Restricted Stock Award Restriction Agreement governing awards of restricted stock made to the Company's executive officers effective January 27, 1995.

10.20 Form of Indemnification Agreement between the Company and its directors incorporated by reference to Exhibit 19.5 to the Company's Report on From 10-Q for the quarter ended June 30, 1992).

10.21 Form of Indemnification Agreement between the Company and each of its Chief Financial Officer and General Counsel (incorporated by reference to Exhibit 19.6 to the Company's Report on Form 10-Q for the quarter ended June 30, 1992).

10.22 Form of Indemnification Agreement between LXE Inc. and certain of the Company's officers and directors in their capacity as directors of LXE Inc. (incorporated by reference to Exhibit 19.2 to the Report on Form 10-Q of LXE Inc. for the quarter ended June 30, 1992).

10.23 Form of Indemnification Agreement between LXE Inc. and certain officers of the Company in their capacity as officers of LXE Inc. (incorporated by reference to Exhibit No. 19.3 to the Report on Form 10-Q of LXE Inc. for the quarter ended June 30, 1992).

11.1   Statement re:  Computation of Per Share Earnings.

13.1 Those portions of the 1994 Annual Report to Shareholders incorporated by reference into this Annual Report on Form 10-K.

22.1   Subsidiaries of the registrant.

23.1 Independent Auditors' Consent to incorporation by reference in Registration Statements No. 2-76455, No. 2-78442, No. 2-94049, No. 33-31216, No. 33-38829, No. 33-41041, No. 33-41042 and
       No. 33-50528 on Form S-8.

(b).  Reports on Form 8-K.
No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1994.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTROMAGNETIC SCIENCES, INC.


By: /s/ John E. Pippin                           Date: 3/30/95
    John E. Pippin, Chairman of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By: /s/ Thomas E. Sharon                         Date: 3/30/95
    Chief Executive Officer and Director
    (Principal Executive Officer)


By: /s/ Don T. Scartz                            Date: 3/30/95
    Vice President - Finance & Treasurer
    (Principal Financial & Accounting Officer)


By: /s/ Charles J. Cunningham                    Date: 3/30/95
    Director


By: /s/ William F. Evans                         Date: 3/30/95
    Director


By: /s/ Jerry H. Lassiter                        Date: 3/30/95
    Director


By: /s/ John B. Mowell                           Date: 3/30/95
    Director