Form 10-Q
period 1995-03-31
ELECTROMAGNETIC SCIENCES INC
filed 1995-06-30
CIK 32198

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

(Mark one)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 1995

                      Commission File Number 0-6072

                      ELECTROMAGNETIC SCIENCES, INC.
         (Exact name of registrant as specified in its charter)


            Georgia                            58-1035424
(State or other jurisdiction of    (IRS Employer Identification Number)
incorporation of organization)


          660 Engineering Drive
            Norcross, Georgia                        30092
(Address of principal executive offices)          (Zip Code)

Registrant's Telephone Number, Including Area Code - (404) 263-9200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes X      No

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on May 1, 1995:

                Class                        Number of Shares
      Common Stock, $.10 Par Value              6,867,536

                                 PART I
                          Financial Information

Item 1.  Financial Statements


Consolidated Statements of Earnings (Unaudited)
(In thousands, except net earnings per share)

                                      Three months ended March 31
                                          1995           1994

Net sales                               $ 32,757        26,240
Cost of sales                             20,702        16,078
Selling, general and
 administrative expenses                   7,511         6,570
Research and development expenses          2,383         2,018

     Operating income                      2,161         1,574

Interest and other income                    131            32
Interest expense                            (123)          (98)

     Earnings before income taxes
       and LXE minority interest           2,169         1,508

Income taxes                                 839           645
LXE minority interest                        253           198

     Net earnings                       $  1,077           665

     Net earnings per common and
      common equivalent share           $    .15           .09

Weighted average number of common
  and common equivalent shares             7,085         6,985


See accompanying notes to interim consolidated financial statements.

Consolidated Balance Sheets (Unaudited)
(In thousands)


                                         March 31    December 31
                                           1995         1994

ASSETS

Current assets:
  Cash and cash equivalents             $  6,725       13,071
  Marketable securities                      400          400
  Trade accounts receivable, net          39,565       36,355
  Inventories:
    Work in process                        5,926        4,905
    Parts and materials                    7,395        6,809

       Total inventories                  13,321       11,714

  Deferred income tax benefit                992          992

       Total current assets               61,003       62,532

Property, plant and equipment:
   Land                                    1,150        1,150
   Building and leasehold improvements    13,627       13,626
   Machinery and equipment                49,489       47,256
   Furniture and fixtures                  3,470        3,367

       Total cost of property, plant
         and equipment                    67,736       65,399

   Less accumulated depreciation
    and amortization                      40,091       38,868

       Net property, plant and equipment  27,645       26,531

Other assets                               2,561        2,142
Goodwill, net of accumulated amortization  5,441        5,546

                                        $ 96,650       96,751


See accompanying notes to interim consolidated financial statements.

(In thousands except share data)


                                          March 31    December 31
                                            1995         1994
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt $  3,878        3,830
  Accounts payable                         10,355       10,762
  Income taxes                                925        1,490
  Accrued compensation costs                3,558        3,656
  Accrued retirement costs                    368        1,305
  Deferred revenue                          1,405        1,147
  Other liabilities                           981          976

        Total current liabilities          21,470       23,166

Long-term debt, excluding
 current installments                       4,484        4,592
Deferred income taxes                       3,881        3,881

        Total liabilities                  29,835       31,639

Minority interest in LXE                    9,165        8,681

Stockholders' equity:
  Preferred stock of $1.00 par value
   per share. Authorized 10,000,000
   shares; none issued or outstanding          -            -
  Common stock of $.10 par value per
   share. Authorized 75,000,000 shares;
   issued and outstanding 6,837,000 in
   1995 and 6,821,000 in 1994                 684          682
Additional paid-in capital                  9,436        9,329
Foreign currency translation adjustment       (82)        (115)
Retained earnings                          47,612       46,535

        Total stockholders' equity         57,650       56,431

                                         $ 96,650       96,751


See accompanying notes to interim consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
                                        Three Months Ended March 31
                                            1995          1994

Cash flows from operating activities:
  Net earnings                           $  1,077           665
  Adjustments to reconcile net earnings
   to net cash used in operating
   activities:
     LXE minority interest                    253           198
     Depreciation and amortization          1,328         1,370
     Changes in operating assets
      and liabilities:
         Trade accounts receivable         (3,210)       (2,427)
         Inventories                       (1,607)       (1,071)
         Accounts payable                    (407)         (794)
         Income taxes                        (565)           70
         Accrued retirement costs            (937)         (806)
         Accrued compensation costs,
          deferred revenue and other
          current liabilities                 165           322
         Other                               (321)         (239)

             Net cash used in
              operating activities         (4,224)       (2,712)

Cash flows from investing activities:
  Purchases of property, plant
   and equipment                           (2,337)       (1,119)
  Proceeds from maturities of
   marketable securities                      -           1,000

             Net cash used in
              investing activities         (2,337)         (119)

Cash flows from financing activities:
  Net increase (decrease) in
   long-term debt                             (60)          442
  Proceeds from exercise of stock options     275           150

             Net cash provided by
              financing activities            215           592

             Net change in cash and
              cash equivalents             (6,346)       (2,239)

Cash and cash equivalents at January 1     13,071         8,411

Cash and cash equivalents at March 31    $  6,725         6,172

Supplemental disclosure of cash flow
  information:
    Cash paid for interest               $    123            98

    Cash paid for income taxes           $  1,354           794


See accompanying notes to interim consolidated financial statements.

Notes to Interim Consolidated Financial Statements (Unaudited)

(1) Basis of presentation

     The interim consolidated financial statements include the accounts of Electromagnetic Sciences, Inc., its wholly-owned subsidiary, EMS Technologies, Inc. and its majority-owned subsidiaries LXE Inc.
and CAL Corporation (collectively, "the Company"). In the opinion of management, the interim consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual report on Form 10-K for the year ended December 31, 1994.

(2) Earnings per share

     Earnings per common and common equivalent share for the interim periods were based on the weighted average number of shares outstanding and equivalents shares derived from dilutive stock options. For purposes of calculating primary earnings per share, the Company's proportionate share of the net earnings of LXE Inc. has been adjusted to reflect the dilutive effect of LXE's outstanding stock options. Fully diluted earnings per share are not significantly different from the primary earnings per share presented.

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Consolidated net sales for the first quarter of 1995 increased
25% to $32.8 million compared with net sales of $26.2 million in the first quarter of 1994. All of the company's business segments contributed to the first quarter sales growth. Sales of wireless data communications systems increased to $17.3 million compared with $13.1 million for the same period a year earlier, due principally to increased sales to international markets and third-party distributors in domestic markets. First quarter sales of advanced antenna and space communications systems increased to $15.5 million in 1995 from $13.1 million in 1994.

Cost of sales as a percentage of consolidated net sales increased slightly to 63% in the first quarter of 1995 compared with 61% in
1994 due to increased distribution through third-party channels and
enhancements in customer service operations.   The cost of first
quarter selling, general and administrative expenses decreased as a percentage of net sales to 23% in 1995 from 25% in 1994. The decrease resulted mainly from a larger sales base to absorb the fixed components of these costs. Research and development expenses were comparable to the first quarter of last year, increasing to $2.4 million from $2.0 million.

The effective tax rate for the first quarter of 1995 decreased to 39% from 41% for the 1994 fiscal year, primarily as a result of a more favorable tax position for certain foreign operations.

Liquidity and Capital Resources

Total cash, cash equivalents, and marketable securities decreased to $7.1 million at March 31, 1995, from $13.5 million at the beginning of the year. The decrease resulted from higher levels of accounts receivable (in part due to the timing of certain billings for the Company's antenna and space communications products and increased sales towards the end of the quarter), increases in inventory levels, and payments of accrued retirement plan costs, as well as capital expenditures. The timing of capital expenditures may require the use of additional cash during the second quarter. Management believes that it will generate positive cash flow from operations for the remainder of the year, and that existing sources of cash will be sufficient to fund capital investments required to proceed with the Company's long-term strategic plans.

                                PART II
                           Other Information

ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits - The following exhibit is filed as part of this report:

    11.1 Statement re Computation of Per Share Earnings
    27.1 Financial Data Schedule

(b) Reports on Form 8-K - The Company has not filed any reports on Form 8-K during the three months ended March 31, 1995.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTROMAGNETIC SCIENCES, INC.



By: Thomas E. Sharon                       Date:   5/15/95
    President and Chief Executive
      Officer


By: Don T. Scartz                          Date:   5/15/95
    Vice President - Finance
      and Treasurer

Exhibit 11.1

Statement re: Computation of Per Share Earnings
(In thousands, except per share data)

                                       Three months ended March 31
                                            1995         1994

Common and common equivalent shares:

Common stock - weighted average
 shares outstanding                         6,831        6,730

Dilutive effect of outstanding common
  stock options (as determined by the
  treasury stock method using the
  average market price for the period)        254          255

     Total common and
      common equivalent shares              7,085        6,985

For purposes of calculating primary
 earnings per share the Company's
 proportionate share of the net
 earnings of LXE Inc. has been ad-
 justed to reflect the dilutive effect
 of LXE's outstanding stock options.
 following is a summary of net earnings
 applicable to earnings per common and
 common equivalent share:

Net earnings excluding LXE Inc.          $   423            96

Adjusted proportionate share of
 net earnings of LXE Inc.                    654           529

   Total net earnings applicable
    to earnings per common and
    common equivalent share              $ 1,077           625


Net earnings per common and
 common equivalent share                 $   .15           .09