Form 10-Q
period 1995-06-30
ELECTROMAGNETIC SCIENCES INC
filed 1995-08-03
CIK 32198

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              Form 10-Q

(Mark one)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1995
                                   or

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

                             Yes X      No

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on July 27, 1995:

                Class                        Number of Shares
      Common Stock, $.10 Par Value              6,982,900

                                 Index

                                                               Page No.
Part I.  Financial Information

     Item 1.  Financial Statements

              Consolidated Statements of Earnings -
              Three Months and Six Months Ended
              June 30, 1995 and 1994                              3

              Consolidated Balance Sheets - June 30,
              1995 and December 31, 1994                         4-5

              Consolidated Statements of Cash Flows -
              Six Months Ended June 30, 1995 and 1994             6

              Notes to Interim Consolidated Financial
              Statements                                         7-8

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations       9


Part II.  Other Information

     Item 4.  Submission of Matters to a Vote of Security
              Holders                                            11

     Item 6.  Exhibits and Reports on Form 8-K                   11

                                   PART I.
                           FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Consolidated Statements of Earnings (Unaudited)
(In thousands, except net earnings per share data)

                                   Three months ended     Six months ended
                                         June 30              June 30
                                    1995         1994     1995        1994

Net sales                          $33,006     27,389     65,763    53,629
Cost of sales                       21,122     16,805     41,824    32,883
Selling, general and adminis-
 trative expenses                    7,290      6,809     14,801    13,379
Research and development expenses    2,269      1,891      4,652     3,909

     Operating income                2,325      1,884      4,486     3,458
Interest and other income              311         44        442        76
Interest expense                      (212)      (125)      (335)     (223)

     Earnings before income taxes
      and LXE minority interest      2,424      1,803      4,593     3,311
Income taxes                           890        815      1,729     1,460
LXE minority interest                  240        237        493       435

     Net earnings                  $ 1,294        751      2,371     1,416

Earnings per common and common
 equivalent share                  $   .18        .10        .32       .19

Weighted average number of
 common and common equivalent
 shares                              7,298      7,017      7,196     7,001



See accompanying notes to interim consolidated financial statements.

Consolidated Balance Sheets (Unaudited)
(In thousands)


                                               June 30         December 31
                                                 1995              1994

ASSETS

Current assets:
  Cash and cash equivalents                   $ 5,473             13,071
  Marketable securities                           400                400
  Trade accounts receivable, net               38,636             36,355
  Inventories:
    Work in process                             6,529              4,905
    Parts and materials                         8,508              6,809

        Total inventories                      15,037             11,714

  Deferred income tax benefit                     992                992

        Total current assets                   60,538             62,532

Property, plant and equipment:
  Land                                          1,150              1,150
  Building and leasehold improvements          13,646             13,626
  Machinery and equipment                      51,755             47,256
  Furniture and fixtures                        3,586              3,367

        Total cost of property, plant
        and equipment                          70,137             65,399

  Less accumulated depreciation and
    amortization                               41,439             38,868

        Net property, plant and equipment      28,698             26,531

Other assets                                    6,276              2,142
Goodwill, net of accumulated amortization       5,352              5,546

                                             $100,864             96,751



See accompanying notes to interim consolidated financial statements.

(In thousands, except share data)



                                               June 30         December 31
                                                 1995              1994
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt
    and short-term borrowing                  $ 5,882              3,830
  Accounts payable                             10,918             10,762
  Income taxes                                    -                1,490
  Accrued compensation costs                    2,953              3,656
  Accrued retirement costs                        627              1,305
  Deferred revenue                              1,405              1,147
  Other liabilities                             1,167                976

      Total current liabilities                22,952             23,166

Long-term debt, excluding current
  installments                                  4,272              4,592

Deferred income taxes                           3,881              3,881

      Total liabilities                        31,105             31,639

Minority interest in LXE                        9,816              8,681

Stockholders' equity:
 Preferred stock of $1.00 par value
  per share. Authorized 10,000,000 shares;
  none issued or outstanding                       -                  -
 Common stock of $.10 par value per
  share.  Authorized 75,000,000 shares;
  issued and outstanding 6,959,000 in 1995
  and 6,821,000 in 1994                           696                682
 Additional paid-in capital                    10,356              9,329
 Foreign currency translation adjustment          (15)              (115)
 Retained earnings                             48,906             46,535

      Total stockholders' equity               59,943             56,431


                                             $100,864             96,751


See accompanying notes to interim consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
                                                  Six Months Ended June 30
                                                  1995                1994
Cash flows from operating activities:
 Net earnings                                   $ 2,371             1,416
 Adjustments to reconcile net earnings
  to net cash provided (used in) operating
  activities:
   LXE minority interest                            493               435
   Depreciation and amortization                  2,765             2,798
    Changes in assets and liabilities:
     Trade accounts receivable                   (2,281)           (1,110)
     Inventories                                 (3,323)              315
     Accounts payable                               156              (522)
     Income taxes                                (1,023)              (54)
     Accrued costs and other current
       liabilities                                 (932)             (466)
     Other                                         (492)             (165)
          Net cash provided by (used in)
          operating activities                   (2,266)            2,647

Cash flows from investing activities:
  Purchase of property, plant and equipment      (4,738)           (2,385)
  Net proceeds from sale of marketable
    securities                                      -               1,000
  Investment and note receivable                 (2,500)              -
  Capitalized product software costs               (643)              -
          Net cash used in investing
          activities                             (7,881)           (1,385)

Cash flows from financing activities:
  Proceeds from short-term borrowing              2,900               -
  Proceeds from (repayment of) long-term debt    (1,168)              172
  Proceeds from exercise of stock
    options, net                                    817               232
          Net cash provided by financing
          activities                              2,549               404

          Net change in cash and cash
          equivalents                            (7,598)            1,666

Cash and cash equivalents at January 1           13,071             8,411

Cash and cash equivalents at June 30              5,473            10,077

Supplemental disclosure of cash flow
  information:
    Cash paid for interest                          335               223

    Cash paid for income taxes                    2,106             1,166


See accompanying notes to interim consolidated financial statements.

Notes to Interim Consolidated Financial Statements (Unaudited)


(1) Basis of Presentation

     The interim consolidated financial statements include the accounts of Electromagnetic Sciences, Inc., its wholly-owned subsidiary, EMS Technologies, Inc., and its majority-owned subsidiaries, LXE Inc. and CAL Corporation (collectively, the "Company"). In the opinion of management, the interim consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(2) Earnings Per Share

     Earnings per common and common equivalent share for the interim periods were based on the weighted average number of shares outstanding and equivalent shares derived from dilutive stock options. For purposes of calculating primary earnings per share, the Company's proportionate share of the net earnings of LXE Inc. has been adjusted to reflect the dilutive effect of LXE's outstanding stock options. Fully diluted earnings per share are not significantly different from the primary earnings per share presented.

(3) Investment

     In the second quarter of 1995, the Company's LXE subsidiary invested $2.0 million to acquire 19% ownership of a U.S. value-added reseller (VAR) with expertise in certain types of application software. LXE Inc. also advanced the VAR an additional $500,000 in the form of a note receivable. It is expected that the investment in the VAR will lead to the development of new capabilities for the Company's products, as well as expand the Company's marketing efforts. This investment is valued using the cost method.

(4) Capitalization of Software Costs

     In 1995, the Company has capitalized $643,000 of certain costs incurred to develop software which will be licensed to customers.
Capitalized software costs, which are included in other assets, will be amortized using the greater of the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues or the straight-line method over three years.

(5) New Accounting Standard

     The Company has adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which was issued in March 1995. No adjustments to the carrying value of recorded assets were required as a result of adopting SFAS 121.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     Second quarter consolidated net sales increased 20.5% in 1995 to $33.0 million compared with $27.4 million in 1994. The second quarter increase resulted primarily from higher sales in advanced antennas and space communications products, which increased 32.4% over the second quarter of 1994. Through the first six months in 1995 consolidated sales are 22.6% higher than 1994 sales during the same period. All of the Company's operating units have contributed to 1995 sales growth. In the first six months of 1995, sales of wireless data communications systems increased 19.0% to $33.8 million compared with $28.4 million in the first half of 1994, mainly due to increased sales through European subsidiaries and domestic third party channels. Sales of advanced antennas and space communications products were $32.0 million during the first half of 1995, representing a 24.3% increase compared with the same period of 1994.

     Cost of sales as a percentage of consolidated net sales was 64% in the second quarter in 1995 and 63.6% in the first six months compared with 61.4% and 61.3%, respectively, in the same periods of 1994. The increase in the cost of sales percentage reflects a greater proportion of sales of wireless data communications systems through indirect distribution channels, which generally have a lower profit margin than direct sales, and a more competitive pricing environment in that market. Selling, general and administrative expense in the 1995 interim periods decreased as a percentage of sales, compared with the same periods in 1994, because fixed components of these expenses were spread over a larger sales base.

     Other income for the interim periods has been higher in 1995 compared with 1994 due to currency translation gains associated with the Company's European operations.

     The effective tax rate for the first half of 1995 was 38% compared with 41% for the 1994 fiscal year, primarily as a result of a more favorable tax position for certain foreign operations.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents and marketable securities were $5.9 million at June 30, 1995, compared with $6.7 million at the beginning of the quarter, and $13.5 million at the beginning of the year. The change in cash has resulted from higher accounts receivable due to the timing of sales, higher inventories to meet shorter customer lead times between order and delivery of wireless data communications systems, and significant capital investments in the first half of the year. During the second quarter, the Company also made a $2.5 million investment in and advance to a value-added reseller with expertise in certain applications software, which is expected both to lead to the development of new capabilities for the Company's products, and to expand the Company's marketing efforts. As a result of the use of cash in the second quarter, the Company borrowed $2.9 million on an unsecured line of credit with a commercial bank.

     Management believes the Company will generate positive cash flow from operations during the remainder of 1995, and that existing sources of cash are sufficient to fund planned capital expenditures.

                              PART II
                         OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

    The annual meeting of shareholders was held on April 21, 1995. At the meeting, each of the following individuals was elected to serve as a member of the Board of Directors during the forthcoming year, by the vote indicated:

                               For        Withheld      Abstain

Anthony J. Iorillo          5,191,711      14,197        45,925
Jerry H. Lassiter           5,194,706      11,202        45,925
John H. Levergood           5,191,711      14,197        45,925
John B. Mowell              5,194,706      11,202        45,925
John E. Pippin              5,194,707      11,201        45,925
Don T. Scartz               5,194,706      11,202        45,925
Thomas E. Sharon            5,194,706      11,202        45,925

There were no broker non-votes.


ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits - The following exhibits are filed as part of this report:

    10.1 Letters dated April 17, 1995 and April 19, 1995 between LXE Inc. and John J. Farrell, Jr., concerning the terms of his employment as President of LXE Inc. (incorporated by reference to Exhibit 10.1 to LXE Inc.'s Report on Form 10-Q for the quarter ended June 30,
          1995).
    11.1  Statement re: Computation of Per Share Earnings
    27.1  Financial Data Schedule

(b) Reports on Form 8-K - The Company has not filed any reports on Form 8-K during the three months ended June 30, 1995.

                              SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTROMAGNETIC SCIENCES, INC.



By:                                             Date:  8/3/95
    Thomas E. Sharon
    President and Chief Executive
      Officer




By:                                             Date:  8/3/95
    Don T. Scartz
    Senior Vice President, Chief
    Financial Officer and Treasurer

Statement re: Computation of Per Share Earnings
(In thousands, except per share data)

                                   Three months ended     Six months ended
                                        June 30                June 30
                                    1995         1994     1995        1994

Common and common equivalent
shares:

 Common stock - weighted average
 shares outstanding                6,900        6,752     6,870      6,741

 Dilutive effect of outstanding
 common stock options (as deter-
 mined by the treasury stock
 method using the average market
 price for the period)               398          265       326        260

     Total common and common
     equivalent shares             7,298        7,017     7,196      7,001

For purposes of calculating
 primary earnings per share
 the Company's proportionate
 share of the net earnings of
 LXE Inc. has been adjusted
 to reflect the dilutive
 effect of LXE's outstanding
 stock options.  Following is
 a summary of net earnings
 applicable to earnings per
 common and common equivalent
 share:

Net earnings excluding LXE Inc.   $  717           70     1,140        166

Adjusted proportionate share
 of net earnings of LXE Inc.         563          633     1,183      1,156

     Total net earnings
     applicable to earnings
     per common and common
     equivalent share             $1,280          703     2,323      1,322

Net earnings per common and
 common equivalent share          $  .18          .10       .32        .19