Form 10-Q/A
period 1995-06-30
ELECTROMAGNETIC SCIENCES INC
filed 1995-08-11
CIK 32198

August 11, 1995



Securities and Exchange Commission
450 5th Street, N.W.
Washington, D.C.  20549

Gentlemen:

We are transmitting herewith our Form 10-Q/A setting forth the amended Report on Form 10-Q of Electromagnetic Sciences, Inc. for the quarter ended June 30, 1995. The amendment sets forth, in the notes to the financial statements and in the Liquidity and Capital Resources section of the MD&A, certain revisions in the registrant's categorization of its assets.

Should you have any questions, please contact Gary Shell at (404) 263-9200, ext. 4325.

Sincerely,

ELECTROMAGNETIC SCIENCES, INC.



Gail M. Fairchild
Finance Department


<PAGE BREAK>



                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              Form 10-Q/A

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

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
                                                  Six Months Ended June 30
                                                  1995                1994
Cash flows from operating activities:
 Net earnings                                   $ 2,371             1,416
 Adjustments to reconcile net earnings
  to net cash provided (used in) operating
  activities:
   LXE minority interest                            493               435
   Depreciation and amortization                  2,765             2,798
    Changes in assets and liabilities:
     Trade accounts receivable                   (2,281)           (1,110)
     Inventories                                 (3,323)              315
     Accounts payable                               156              (522)
     Income taxes                                (1,023)              (54)
     Accrued costs and other current
       liabilities                                 (932)             (466)
     Other                                         (492)             (165)
          Net cash provided by (used in)
          operating activities                   (2,266)            2,647

Cash flows from investing activities:
  Purchase of property, plant and equipment      (4,738)           (2,385)
  Net proceeds from sale of marketable
    securities                                      -               1,000
  Capitalized product software costs and other
    market related investments                   (3,143)              -
          Net cash used in investing
          activities                             (7,881)           (1,385)

Cash flows from financing activities:
  Proceeds from short-term borrowing              2,900               -
  Proceeds from (repayment of) long-term debt    (1,168)              172
  Proceeds from exercise of stock
    options, net                                    817               232
          Net cash provided by financing
          activities                              2,549               404

          Net change in cash and cash
          equivalents                            (7,598)            1,666

Cash and cash equivalents at January 1           13,071             8,411

Cash and cash equivalents at June 30              5,473            10,077

Supplemental disclosure of cash flow
  information:
    Cash paid for interest                          335               223

    Cash paid for income taxes                    2,106             1,166


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

(3) Other Assets

     In the second quarter of 1995, the Company's LXE subsidiary acquired a minority ownership in a non-public U.S. company. This investment is valued using the cost method, and is included in other assets in the accompanying balance sheet.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents and marketable securities were $5.9 million at June 30, 1995, compared with $6.7 million at the beginning of the quarter, and $13.5 million at the beginning of the year. The change in cash has resulted from higher accounts receivable due to the timing of sales, higher inventories to meet shorter customer lead times between order and delivery of wireless data communications systems, and significant capital and market related investments in the first half of the year. As a result of the use of cash in the second quarter, the Company borrowed $2.9 million on an unsecured line of credit with a commercial bank.

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