Form 10-Q
period 1995-09-30
ELECTROMAGNETIC SCIENCES INC
filed 1995-11-14
CIK 32198

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              Form 10-Q

(Mark one)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1995

                                  Or

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to ______________.

                    Commission File Number 0-6072

                   ELECTROMAGNETIC SCIENCES, INC.
       (Exact name of registrant as specified in its charter)


                 Georgia                            58-1035424
    (State or other jurisdiction of               (IRS Employer
    incorporation of organization)          Identification Number)


                660 Engineering Drive
                 Norcross, Georgia                        30092
    (Address of principal executive offices)          (Zip Code)

 Registrant's Telephone Number, Including Area Code - (770) 263-9200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes X      No

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on November 1, 1995:

                Class                        Number of Shares
      Common Stock, $.10 Par Value              7,004,254





Page 1 of 11 including exhibits

                                 Index

                                                               Page No.
Part I.  Financial Information

     Item 1.   Financial Statements

               Consolidated Statements of Earnings -
               Three Months and Nine Months Ended
               September 30, 1995 and 1994                            3

               Consolidated Balance Sheets - September
               30, 1995 and December 31, 1994                        4-5

               Consolidated Statements of Cash Flows -
               Nine Months Ended September 30, 1995 and 1994          6

               Notes to Interim Consolidated Financial
               Statements                                             7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations          8


Part II.  Other Information

     Item 4.   Submission of Matters to a Vote of Security
               Holders                                                9

     Item 6.   Exhibits and Reports on Form 8-K                       9

                                   PART I.
                           FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Consolidated Statements of Operations (Unaudited)
(In thousands, except net earnings per share data)

                                   Three months ended     Nine months ended
                                      September 30           September 30
                                    1995         1994     1995         1994

Net sales                          $28,135     31,076     93,930     84,705
Cost of sales                       19,303     19,548     61,629     52,431
Selling, general and adminis-
 trative expenses                    8,040      6,923     22,410     20,302
Research and development expenses    3,002      2,100      7,654      6,009

     Operating income (loss)        (2,210)     2,505      2,237      5,963
Interest and other income               28         62        509        138
Interest expense                      (257)      (120)      (592)      (343)

     Earnings (loss) before income
      taxes and LXE minority
      interest                      (2,439)     2,447      2,154      5,758
Income taxes                          (926)     1,009        803      2,469
LXE minority interest                 (576)       293        (83)       728

     Net earnings (loss)            $ (937)     1,145      1,434      2,561

Earnings (loss) per common and
  common equivalent share           $ (.13)       .16        .20        .35

Weighted average number of
 common and common equivalent
 shares                              6,984      7,010      7,124      7,004



See accompanying notes to interim consolidated financial statements.

Consolidated Balance Sheets (Unaudited)
(In thousands)


                                             September 30      December 31
                                                 1995              1994

ASSETS

Current assets:
  Cash and cash equivalents                   $ 5,683             13,071
  Marketable securities                           400                400
  Trade accounts receivable, net               34,494             36,355
  Inventories:
    Work in process                             6,964              4,905
    Parts and materials                         9,761              6,809

        Total inventories                      16,725             11,714

  Deferred income tax benefit                     992                992

        Total current assets                   58,294             62,532

Property, plant and equipment:
  Land                                          1,150              1,150
  Building and leasehold improvements          13,682             13,626
  Machinery and equipment                      53,984             47,256
  Furniture and fixtures                        3,681              3,367

        Total cost of property, plant
        and equipment                          72,497             65,399

  Less accumulated depreciation and
   amortization                                42,861             38,868

        Net property, plant and equipment      29,636             26,531

Other assets                                    7,721              2,142
Goodwill, net of accumulated amortization       5,283              5,546

                                             $100,934             96,751



See accompanying notes to interim consolidated financial statements.

(In thousands, except share data)



                                             September 30      December 31
                                                 1995             1994
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt
    and short-term borrowing                  $ 7,213              3,830
  Accounts payable                             11,234             10,762
  Income taxes                                    -                1,490
  Accrued compensation costs                    3,363              3,656
  Accrued retirement costs                        574              1,305
  Deferred revenue                                955              1,147
  Other liabilities                               999                976

      Total current liabilities                24,338             23,166

Long-term debt, excluding current
  installments                                  4,262              4,592
Deferred income taxes                           3,881              3,881

      Total liabilities                        32,481             31,639

Minority interest in LXE                        9,236              8,681

Stockholders' equity:
 Preferred stock of $1.00 par value
  per share. Authorized 10,000,000 shares;
  none issued or outstanding                      -                  -
 Common stock of $.10 par value per
  share.  Authorized 75,000,000 shares;
  issued and outstanding 7,004,000 in 1995
  and 6,821,000 in 1994                           700                682
 Additional paid-in capital                    10,447              9,329
 Foreign currency translation adjustment          101               (115)
 Retained earnings                             47,969             46,535

      Total stockholders' equity               59,217             56,431


                                             $100,934             96,751


See accompanying notes to interim consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
                                               Nine Months Ended September 30
                                                  1995                1994
Cash flows from operating activities:
 Net earnings                                   $ 1,434               2,561
 Adjustments to reconcile net earnings
  to net cash from operating activities:
   LXE minority interest                            (83)                728
   Depreciation and amortization                  4,256               3,990
    Changes in assets and liabilities:
     Trade accounts receivable                    1,861              (4,954)
     Inventories                                 (5,011)              1,391
     Accounts payable                               459                 450
     Income taxes                                (1,628)                116
     Accrued costs and other current
       liabilities                               (1,193)                115
     Other                                         (835)                 97
          Net cash provided by (used in)
          operating activities                     (740)              4,809

Cash flows from investing activities:
  Purchase of property, plant and equipment      (7,098)             (3,683)
  Capitalized product software costs and
    other market-related investments             (3,143)                -
  Net proceeds from sale of marketable
    securities                                      -                 1,590
          Net cash used in investing
          activities                            (10,241)             (2,093)

Cash flows from financing activities:
  Proceeds from short-term borrowing              4,650                (208)
  Proceeds from (repayments of) long-term debt   (1,597)                172
  Proceeds from exercise of stock
    options, net of withholding taxes paid          540                 472
          Net cash provided by financing
          activities                              3,593                 264

          Net change in cash and cash
          equivalents                            (7,388)              2,980

Cash and cash equivalents at January 1           13,471               8,411

Cash and cash equivalents at September 30         6,083              11,391

Supplemental disclosure of cash flow
  information:
    Cash paid for interest                          592                 460

    Cash paid for income taxes                    2,215               2,453


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

(2) Earnings Per Share

     Earnings per common and common equivalent share for the interim periods were based on the weighted average number of shares outstanding and equivalent shares derived from dilutive stock options (except in loss periods). For purposes of calculating primary earnings per share, the Company's proportionate share of the net earnings of LXE Inc. has been adjusted to reflect the dilutive effect of LXE's outstanding stock options. Fully diluted earnings per share are not significantly different from the primary earnings per share presented.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
The Company reported a net decrease in consolidated revenues for the third quarter of 1995 compared with the third quarter for 1994. This net decrease was due to lower sales ($11.3 million in 1995 and $17.0 million in 1994) and underlying orders activity at LXE from its transition to an expanded product line of wireless data communication systems that will support DOS, Windows and client/server networks. The decrease in LXE revenues was partially offset by a 20% increase in third quarter sales ($16.8 million in 1995 compared with $14.0 million in 1994) of advanced antennas and space communications products. For the first nine months of 1995, all of the increase in consolidated sales related to advanced antenna and space communications products, which grew to $48.7 million in 1995 from $39.3 million in 1994. The nine month revenues from LXE wireless data communications systems were $45.1 million in 1995 and $45.4 million in 1994.

The Company has undertaken efforts during the expansion of its wireless data communications product line to stimulate orders for its current products, including an initiative to encourage customers to upgrade their systems from the earlier generations of LXE equipment. As a result of this initiative and other specific orders expected to be received, the LXE subsidiary's orders and sales activity should increase in the fourth quarter compared with the third quarter. However, the LXE subsidiary is expected to be significantly less profitable in the fourth quarter of 1995 than the fourth quarter of 1994; as a result, the Company's consolidated fourth quarter profitability is also expected to be lower in 1995 than in 1994.

Cost of sales, as a percentage of net sales, was 69% in the third quarter of 1995 and 66% in the first nine months of 1995, compared with 63% and 62%, respectively, in the same periods in 1994. The increases in the 1995 cost of sales percentage reflect increased distribution of the Company's wireless data communications products through indirect channels, which generally have a lower profit margin than direct sales, and a more competitive pricing environment in that market. Selling, general and administrative expenses increased due to expansion of the European sales and marketing efforts for wireless data communications systems, increased marketing support for the Company's cellular antenna product line, and additional personnel for management information systems. Research and development expenses in 1995 also increased to develop new LXE products with DOS, Windows and client/server capabilities, as well as antennas, terminals and other products for advanced mobile communications.

Other income for the interim periods has been higher in 1995 compared with 1994 due to currency translation gains associated with the Company's European operations.

The effective tax rate for the first nine months of 1995 was 37%, compared with 41% for the 1994 fiscal year, primarily as a result of a more favorable tax position for certain foreign operations.

Liquidity and Capital Resources
Cash and cash equivalents decreased as a result of several factors, mainly the transition to the expanded line of wireless data communications products and the associated increase in inventories. In addition, the Company has had total capital expenditures of $10.2 million for market related investments, development of product software and the purchase of equipment and internal software. As a result of the use of cash in the first nine months of the year, the Company increased its use of available credit facilities with a commercial bank, with interest at the bank's prime rate.

Management does not expect to generate significant positive cash flow in the fourth quarter of 1995, however, the Company's sources of cash and financing are believed to be sufficient to fund current business activities.

                              PART II
                         OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits - The following exhibits are filed as part of this report:

    11.1       Statement re: Computation of Per Share Earnings
    27.1       Financial Data Schedule

(b) Reports on Form 8-K - The Company has not filed any reports on Form 8-K during the three months ended September 30, 1995.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTROMAGNETIC SCIENCES, INC.



By:         /s/                                 Date:     11/14/95
    Thomas E. Sharon
    President and Chief Executive
      Officer




By:        /s/                                  Date:     11/14/95
    Don T. Scartz
    Senior Vice President - Finance
    and Treasurer




       11                                        Exhibit 11.1




ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES

Statement re: Computation of Per Share Earnings
(In thousands, except per share data)

                                   Three months ended      Nine months ended
                                      September 30            September 30
                                    1995         1994      1995         1994

Common and common equivalent
shares:

 Common stock - weighted average
 shares outstanding                 6,984       6,773      6,906       6,752

 Dilutive effect of outstanding
 common stock options (as deter-
 mined by the treasury stock
 method using the average market
 price for the period)                -           237        218         252

     Total common and common
     equivalent shares              6,984       7,010      7,124       7,004

For purposes of calculating
 primary earnings per share
 the Company's proportionate
 share of the net earnings of
 LXE Inc. has been adjusted
 to reflect the dilutive
 effect of LXE's outstanding
 stock options.  Following is
 a summary of net earnings
 applicable to earnings per
 common and common equivalent
 share:

Net earnings excluding LXE Inc.  $    510         329      1,650         495

Adjusted proportionate share
 of net earnings (loss) of LXE
 Inc.                              (1,447)        765       (216)      1,927

     Total net earnings (loss)
     applicable to earnings
     per common and common
     equivalent share              $ (937)      1,094      1,434       2,442

Net earnings (loss) per common
 and common equivalent share       $ (.13)        .16        .20         .35