Form 10-K
period 1995-12-31
ELECTROMAGNETIC SCIENCES INC
filed 1996-03-29
CIK 32198

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-K

X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

          For the fiscal year ended December 31, 1995
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

Registrant's Telephone Number, Including Area Code-(770) 263-9200

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
                 Common Stock, $.10 par value
                       (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  Yes   X      No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K: [X]
The aggregate market value of voting stock held by persons other than directors or executive officers on March 8, 1996, was $92,170,000, based on a closing price of $12.75 per share. The basis of this calculation does not constitute a determination by the registrant that all of its directors and executive officers are affiliates as defined in Rule 405.

As of March 8, 1996, the number of shares of the registrant's common stock outstanding was 7,465,646 shares.
                 DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Company's 1995 Annual Report to Shareholders and definitive proxy statement for the 1996 Annual Meeting of Shareholders of the registrant is incorporated herein by reference in Parts II, III and IV of this Annual Report on Form 10-K.

                               PART I

ITEM 1.  Business.

GENERAL
Electromagnetic Sciences, Inc. (the "Company") was organized in 1968 by a group of scientists, engineers, and technicians led by Dr. John E. Pippin, now chairman of the Company's Board of Directors. The Company is organized under Georgia law, and its headquarters and principal operating facilities are in Technology Park, Norcross, Georgia.

The operations of the Company are conducted through its wholly-owned subsidiary, EMS Technologies, Inc. ("EMS"), a 74%-owned subsidiary, CAL Corporation ("CAL"), a Canadian corporation acquired in 1993, and an 81%-owned subsidiary, LXE Inc. ("LXE").
LXE began as a division of the Company, producing wireless data communication systems for materials handling markets. In 1991, LXE completed an initial public offering of its common stock, which along with subsequent exercises of employee stock options and the repurchase in February 1996 of 548,000 shares, resulted in the Company's present ownership percentage.

The Company designs and produces a wide range of advanced communications and signal processing products with an emphasis on wireless networks. Antennas, microwave systems, subsystems, and components are used in space and satellite communications, cellular telecommunications, radar, surveillance, search and rescue systems, and military countermeasures. The Company also produces wireless logistics systems. These systems provide real time, wireless data and transaction processing, mainly for materials handling operations. Advanced communications and signal processing products accounted for 52%, 46% and 54% of consolidated net sales in 1995, 1994 and 1993, respectively, while wireless logistics systems accounted for 48%, 54% and 46% of consolidated sales in the same respective years.

ADVANCED COMMUNICATIONS AND SIGNAL PROCESSING PRODUCTS
The Company's advanced communications and signal processing products require expertise in microwave and mechanical design, analog and digital electronics, microelectronics, and materials science. More than 50% of the revenues from this product area are currently derived from space or satellite-related applications. Following is a description of the Company's principal advanced communications and signal processing products.

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

     SPACE AND SATELLITE-BASED SYSTEMS
     The Company pro vides a variety of specialized systems for applications in space, including scientific instruments, spacecraft antennas, microgravity facilities, and satellite power conditioning equipment. CAL is a leading provider of the ground station component for satellite-based search and rescue (SARSAT) systems, and its local user terminal (LUT) determines the location of marine or aviation beacons that transmit distress signals to a satellite. CAL also produces aeronautical mobile terminals (AMT) that provide worldwide voice/data communications capabilities to private aircraft via a digital satellite link; a distinctive component of the AMT system is an antenna which automatically remains directed toward
     a geostationary communications satellite,   yet is small
     enough to be located under a low-profile radome in the optimally effective position atop the jet's tail.

     ANTENNA SYSTEMS
     The Company provides entire antenna systems for certain applications. These antennas include phased array and multiple beam technologies, and encompass electronically and mechanically steered applications.

     CELLULAR BASE-STATION ANTENNAS
     The Company's antennas for cellular telecommunications base stations utilize microstrip radiating elements for a very uniform coverage pattern as compared with conventional antennas. The Company believes that this antenna design minimizes interference of other cells, reduces dead spots within a cell, and improves signal hand-off as a user moves from one cell to another.

     1995 CURRENT DEVELOPMENTS
     Space electronics and satellite communications (SATCOM) currently represent over 50% of total revenue generated from advanced commu nications and signal processing products. Significant programs in 1995 continued to be hardware supplied for Milstar, a satellite communications project of the combined armed services, and Space Station. In addition, the Company is providing an array of hardware for a global satellite communications system.

     During 1995 CAL received several large orders for its SARSAT technology. In its SATCOM business area, CAL entered into an exclusive arrangement with American Mobile Satellite Corporation (AMSC)to provide the aeronautical telephone units for corporate, general aviation, and commercial aircraft, which will provide digital satellite communications with aircraft throughout North America. In addition, CAL will manufacture a secure communications interface with AMSC's MSAT satellite communications system.

     Government electronics continued to provide profitable opportunities for the Company in 1995. Substantial sales were generated from radar related programs, including the JSTARS surveillance system for real-time tracking of movement of ground forces, and the Army's Advanced tactical Radar Jammer Program (ATRJ), which is designed to protect helicopters. Substantial revenues were also generated from a contract to provide Identify Friend or Foe (IFF) technology for F-16 fighter planes.

     Electronics developed for a number of defense industry programs are being adapted for commercial uses. The Company expects this trend to continue as commercial markets demand higher data transmission rates for more sophisticated communications of mobile users. For example, during 1995, the Company successfully completed development of a Ku-band phased array used to communicate via satellite with an unmanned aerial vehicle developed by the military. A variant of this antenna is being proposed for direct TV transmission to commercial aircraft. Also in 1995, the Company teamed with Technology Systems Intnational to supply microwave hardware and antennas for its facility management systems which will initially be marketed for use in prisons to facilitate monitoring the activities of inmates, among other uses. It is expected that eventually this same technology will have many other applications from hospitals to amusement parks.


     Sales of cellular and PCS antenna products increased in the second half of 1995, to triple the 1994 sales level. In addition, the Company announced several long-term agreements to sell its cellular base station antennas in selected markets of three major providers of cellular telecommunications services - Nextel, AT&T Wireless, and a large company serving the Midwest. The Company continued to enhance its product line with the release late in the year of a new generation of dual polarized micro-strip antennas, trade named DualPol, which combines the equivalent of the three antennas now required for adequate coverage in a conventional cellular installation into one compact enclosure.
     These antennas significantly lower installation costs, are less visually obtrusive, and are much more flexible in choice of installation sites when compared to current hardware. The Company expects this product to be very attractive to the emerging PCS antennas market.
     In addition to base station antennas, EMS Wireless is working with the Company's broad base of technology in wireless data communications to develop wide area multimedia networks, wireless local loop networks, and specialized wireless systems for high-value inventory tracking.

WIRELESS LOGISTICS SYSTEMS
One of the Company's strategic moves to diversify its business base has been the development, beginning in the early 1980's, of wireless data communications systems for materials handling operations. These systems, which are designed, manufactured, sold and supported by LXE, permit both mobility and real-time transaction processing. They have been installed at more than 3,500 sites worldwide, including the facilities of many Fortune 500 companies and some of the world's largest materials handling installations.

Wireless logistics systems, which generally incorporate bar-code scanning capabilities, are compatible with commonly used customer-owned computers and can be configured for a variety of applications. A typical system consists of terminals that incorporate radio transmitters and receivers, a base station that communicates with these terminals, a controller that provides an interface between the base station and host computer, and software that manages and facilitates the communications process.

     TERMINALS
     The Company offers several types of terminals, all of which utilize radio frequency technology. Hand-held terminals are small, lightweight and intended to be carried by people. Vehicle-mounted terminals are larger, heavy duty terminals for use on fork-lifts, cranes and other mobile materials handling equipment. Other terminals include a table-top model for fixed positions where computer cabling is not practical, and wireless modems which provide wireless communication capabilities for other devices such as small computers or process controllers.
     All terminals incorporate built-in radios that opererate either in a licensed, narrow frequency band or in an unlicensed broader, "spread spectrum" frequency band.

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

     Controllers provide the critical interface between the radio base station and the host computer. The Company's controllers provide transparent connectivity to all widely accepted computer architectures without modifications of existing applications software and network structure. Controllers also manage complex transmission traffic with sophisticated programming algorithms.

     OTHER PRODUCTS
     In addition to the basic system hardware, the Company offers various accessories, such as bar code scanners and battery chargers, portable printers, software products for system communications, integrated applications and terminal emulation, and repair and maintenance services.

     1995 DEVELOPMENTS
     During 1995, the Company placed significant emphasis on developing its capabilities to support DOS, Windows, and client server networks. Two new DOS terminals with a 2.4 Ghz backbone were introduced in the second half of the year.
     These will be followed in the second half of 1996 with more DOS/Windows based terminals. In addition, the Company added an Access Point (wireless local bridge) to its product line which allows both mobile industrial computers and standard portable PC's to run a network designed for hardwired PC's. The Company's mainstream 6200 product line introduced in 1993 continues to be a reliable choice for logistics operations worldwide. Demand for these products remains strong in Europe and other export markets where systems have not been as prevalant as in the United States. Sales to foreign customers were $23 million in 1995 compared with $18 million in 1994. Major orders during 1995 were received from 3M, Georgia Pacific, M&M Mars, Mercedes Benz, Nike,
     Proctor and Gamble, Seimens and Wal Mart.

     In addition to upgrading its traditional wireless logistics product line, the Company has undertaken significant development efforts aimed at "moving out of the warehouse" into new markets by combining its networking expertise with its rf technology to create indoor high-speed wireless LANs, and with its cellular and SATCOM technologies for wide-area communications. For example, in the health care field, the Company is currently conducting field trials for wireless electronic medical records retrieval in large hospital systems where the need to provide data quickly to mobile users is important.

MARKETING
The marketing and sales efforts for advanced communications and signal processing products are conducted by both internal marketing staffs and through independent marketing representa-tives. Wireless logistics systems are marketed, sold and serviced through an internal staff, 21 regional sales offices (20 in the U.S. and one in Canada), five European sales subsidiaries, and also through selected value-added retailers and international distributors. The Company currently has 19 internatinoal distributors in 40 countries. Several members of the Company's senior management, engineering and administrative staffs are significantly involved in sales activities.

During 1995 the Company had one customer in its advanced communications and signal processing business segment that accounted for 12.4% of consolidated net sales. During 1995, approximately 69% of the Company's consolidated net sales were from commercial and international markets and 31% were for U.S. Government end-use. For further information concerning sales by business segments and geographic areas, see Note 9 of "Notes to Consolidated Financial Statements" included in Item 8 of this Report.

BACKLOG
The consolidated orders backlog at December 31, 1995 was $96.1 million, including $74.0 million in orders for advanced communications and signal-processing products, and $22.1 million for wireless logistics systems. These totals compare with a consolidated orders backlog one year earlier of $75.0 million, comprising $51.3 million for advanced communications and signal-processing products, and $23.7 million for wireless logistics systems. A significant portion of the 1995 backlog is expected to be realized as sales in 1996.

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

The Company believes that its present sources of required materials are adequate. The Company does not believe that the loss of any supplier or subassembly manufacturer would have a material adverse affect on its business. In the past, shortages of supplies and delays in the receipt of necessary components have not had a material adverse effect on shipments of the Company's products.

COMPETITION
The Company believes itself to be, in sales, a major independent supplier of microwave subsystems and of wireless logistics systems for materials handling operations. However, the Company's markets are highly competitive. Some of the Company's competitors have substantial resources and facilities that may exceed those of the Company; the Company also competes against smaller, specialized firms.

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

Principal competitors in the Company's wireless logistics business segment include Norand Corporation, Symbol Technologies,
Litton Industries, Teklogix Corp. and Telxon Corporation.

The Company believes that the key competitive factors within the Company's advanced communications and signal processing markets continue to be product performance, technical expertise and support to customers, adherence to delivery schedules, and price. Principal customers for wireless logistics systems are medium and large businesses that use data communications systems in complex applications where the performance and quality of products and services are believed to be more a important purchase criteria than price , however, pricing is also an increasingly important competitive factor.

RESEARCH AND DEVELOPMENT
The Company conducts a major portion of its research and development in direct response to the unique technical requirements of a customer's order, and most of these costs are included with the overall manufacturing costs for specific orders. Nevertheless, internally sponsored research and development in the microwave and antenna area was $1.8 million in 1995, reflecting increased efforts to enhance cellular and PCS antennas and develop other mobile communications technologies, and exceeded $1.0 million in both 1994 and 1993. Most of the Company's internally sponsored research and development has been conducted by LXE, which has delivered significant new product designs and performance enhancements during the past three years, including spread spectrum radios, expanded host computer connectivity options, a new generation of RF infrastructure components, and terminals that support DOS, Windows and client/server networks. In 1995, 1994 and 1993, the Company invested a total of $10.4 million, $8.1 million and $8.2 million, respectively, in internally sponsored research and development. The Company holds several patents and licenses and several patents are pending for proprietary technologies developed by the Company.

EMPLOYEES
As of December 31, 1995, the Company and its subsidiaries employed a total of approximately 1,100 persons. Over 75% of the Company's employees are directly involved in engineering or manufacturing activities.

EXECUTIVE OFFICERS OF THE REGISTRANT
Information concerning the executive officers of the Company is set forth below:

Thomas E. Sharon, age 50, became Chief Executive Officer in July 1994, and had previously served as President since 1987. He joined the Company as an engineer in 1971 and later served as Executive Vice President from 1985 to 1987. He became a Director in 1984. He also serves as a Director of each of the Company's operating subsidiaries, and is the Chief Executive Officer of LXE Inc.

Don T. Scartz, age 53, has served as Senior Vice President and Chief Financial Officer of the Company since 1995; he has also served as Treasurer since 1981, and as Vice President-Finance of the Company from 1981 to 1995, and as Secretary from 1982 to 1991. He joined the Company as Controller in 1978. He also serves as the Chief Financial Officer of each of the Company's operating subsidiaries. He became a director of the Company in 1995.

William S. Jacobs, age 50, became General Counsel and Secretary of the Company in 1992, and Vice President in 1993. He also serves as General Counsel and Secretary of EMS Technologies, Inc. and LXE Inc. Previously, he was engaged in the private practice of law with Trotter Smith & Jacobs, Atlanta, Georgia, and in such capacity had served as the Company's principal corporate legal counsel since 1982.

Neilson A. Mackay, age 55, has served since September 1992 as President of CAL Corporation, a controlling interest in which was acquired by the Company in January 1993. Prior to joining CAL, he had served since 1988 as President of Innotech Aviation Limited, a Montreal, Quebec-based privately held aerospace company with approximately 650 employees. Innotech is active in all post-manufacturing sectors of the corporate aviation market, including aircraft sales, flight management, maintenance, and interior and avionics modifications.

Jeffrey A. Leddy, age 40, has served since July 1994 as President of EMS Technologies, Inc. He joined the Company as an engineer in September 1980.

John J. Farrell, age 44, joined LXE as President and Chief Operating Officer in May 1995. Prior to joining LXE, he had been Senior Vice-President and Chief Operating Officer of Oki Telecom, a world-wide supplier of cellular telephones and base stations, since 1993. During the three years prior to 1993, he directed Oki's marketing and sales efforts.

ITEM 2.  Properties.

The Company's Georgia operations, EMS and LXE, are conducted in four buildings located in Technology Park, Norcross, Georgia, a suburb of Atlanta. EMS is located in a company-owned 140,000 square foot building on 13.5 acres. It also rents 16,000 square feet in another building under a lease which expires in 2000. LXE is located primarily in a 110,000 square foot building which it owns on 7.6 acres. In addition, LXE rents 36,000 square feet in a fourth building under a lease which expires in February 1998, but which may be renewed at the Company's option for two additional years. LXE currently rents 20,000 square feet of this space to EMS.

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


                             PART II

ITEM 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.

The common stock of Electromagnetic Sciences, Inc. is traded in the over-the-counter market (Nasdaq symbol ELMG). At March 8, 1996 there were approximately 1,000 shareholders of record, and the Company believes that there were approximately 3,000 beneficial shareholders, based upon broker requests for distribution of Annual Meeting materials. The price range of the stock is shown below:

                      1995 Price Range     1994 Price Range
                        High      Low         High     Low

First Quarter         $12-1/8   10            9-3/8   7-3/4
Second Quarter         15-3/8   10            9-1/4   7-7/8
Third Quarter          17-5/8   10-3/8        9-1/8   8
Fourth Quarter         12-1/8    9-1/2       12-1/8   8

The Company has never paid a cash dividend with respect to shares of its common stock and has retained its earnings to provide cash for the operation and expansion of its business. Future dividends, if any, will be determined by the Board of Directors in light of the circumstances then existing, including the Company's earnings and financial requirements and general business conditions.

ITEM 6.  Selected Financial Data.

Information required for this item is incorporated herein by reference to the Selected Financial Data contained in the Company's 1995 Annual Report to Shareholders, and is included in Exhibit 13.1.

ITEM 7.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition

Information required for this item is incorporated herein by reference to the Management's Discussion and Analysis of Results of Operations and Financial Condition contained in the Company's 1995 Annual Report to Shareholders, and is included in Exhibit 13.1.

ITEM 8.  Financial Statements and Supplementary Data.

Information required for this item is incorporated herein by reference to the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in the Company's 1995 Annual Report to Shareholders, and is included in Exhibit 13.1.

ITEM 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

Not applicable.


                             PART III

ITEM 10. Directors and Executive Officers of the Registrant.

The information concerning directors called for by this Item is contained in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders and is incorporated herein by reference. The information concerning executive officers called for by this Item is set forth under the caption "Executive Officers of the Registrant" in Item 1. hereof.

ITEM 11. Executive Compensation.

The information called for by this Item is contained in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and
         Management.

The information called for by this Item is contained in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions.

Information concerning the Company's consulting arrangment with John E. Pippin, Chairman of the Board, is contained in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders and is incorporated herein by reference.


                          PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K.

(a)1.  Financial Statements

The following consolidated financial statements are contained in the Company's 1995 Annual Report to Shareholders, and are incorporated herein by reference to Exhibit 13.1:


     Independent Auditors' Report.

     Consolidated Statements of Earnings -
      Years ended December 31, 1995, 1994 and 1993.

     Consolidated Balance Sheets - December 31, 1995 and 1994.

     Consolidated Statements of Stockholders' Equity -
      Years ended December 31, 1995, 1994 and 1993.

     Consolidated Statements of Cash Flows -
      Years ended December 31, 1995, 1994 and 1993.

     Notes to Consolidated Financial Statements.


(a)2.  Financial Statement Schedules

                                                            Page
     Independent Auditors' Report                            14

      I.  Condensed Financial Information of
          Registrant                                        15-17

     II.  Valuation and Qualifying Accounts -
          Years ended December 31, 1995, 1994
          and 1993                                           18



All other schedules are omitted as the required information is inapplicable, or the information is presented in the financial statements or related notes.


INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Electromagnetic Sciences, Inc.:

Under date of January 27, 1996, we reported on the consolidated balance sheets of Electromagnetic Sciences, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                  KPMG Peat Marwick LLP


Atlanta, Georgia
January 27, 1996




Schedule I


Electromagnetic Sciences, Inc. And Subsidiaries
Condensed Financial Information of Registrant
(In thousands)

Balance Sheets
                                             December 31
                                         1995           1994
ASSETS
Cash and cash equivalents              $ 3,577          4,903
Marketable securities                      -              400
Prepaid taxes                              494            214

     Total current assets                4,071          5,517

Land                                       900            900
Building                                 8,208          7,652
Accumulated depreciation                (1,608)        (1,410)

     Net land and building               7,500          7,142

Intercompany receivables                15,875         13,203
Investment in subsidiaries              41,210         39,497
Other assets                               410            333

Total assets                           $69,066         65,692



LIABILITIES
Current liabilities                    $ 1,496          2,227
Long-term debt                           3,770          3,770
Deferred income taxes                    3,591          3,264

     Total liabilities                   8,857          9,261

Stockholders' equity
  Common stock                             700            682
  Additional paid-in capital            10,681          9,329
  Foreign currency translation
   adjustment                              (17)          (115)
  Retained earnings                     48,845         46,535

     Total stockholders' equity         60,209         56,431

Total liabilities and stockholders'
  equity                               $69,066         65,692





Electromagnetic Sciences, Inc. And Subsidiaries
Condensed Financial Information of Registrant
(In thousands)

Statements of Earnings


                                      Years Ended December 31
                                     1995       1994       1993

Equity in earnings of subsidiaries  $1,973      3,896      1,145

Intercompany charges and other,
  net                                  701        667        461
Interest expense                      (157)       (27)       (66)

     Earnings before income
       taxes                        $2,517      4,536      1,540

Income taxes                           207        273        149

Net earnings                        $2,310      4,263      1,391




Electromagnetic Sciences, Inc. And Subsidiaries
Condensed Financial Information of Registrant
(In thousands)

Statements of Cash Flows



                                           Years Ended December 31
                                         1995       1994       1993

Cash flows from operating activities:
  Net earnings                        $ 2,310      4,263      1,391
 Adjustment to reconcile net
  earnings to cash
  used in operating activities:

    Equity in earnings of
      subsidiaries                     (1,973)    (3,896)    (1,145)
    Depreciation expense                  198        191        192
    Increase in intercompany
      receivables                      (2,672)    (1,613)    (2,244)
    Increase (decrease) in deferred
      taxes and other                     435       (931)     1,819

     Cash used in operating
      activities                       (1,702)    (1,986)        13

Cash flows from investing activities:
  Investment in building                 (556)       -          -
  Investment in CAL                       -         (191)    (1,871)
  Proceeds from marketable securities     400        790      1,210

     Cash provided by (used in)
      Investing activities               (156)       599       (661)

Cash flows from financing activities:
  Proceeds from long-term debt            -          -        3,670
  Proceeds from exercise of
    stock options                         532        743         39

     Cash provided by financing
      activities                          532        743      3,709

Net change in cash and cash
  equivalents                          (1,326)      (644)     3,061

Beginning cash and cash
  equivalents                           4,903      5,547      2,486
Ending cash and cash equivalents      $ 3,577      4,903      5,547






Schedule II


Electromagnetic Sciences, Inc.
Valuation and Qualifying Accounts
(In thousands)


                               Years ended December 31,1995, 1994 and 1993
                                    Additions
                        Balance at  charged to                        Balance
                         beginning  costs and                         at end
Classification            of year   expenses   Deductions    Other    of year


Allowance for
 Doubtful Accounts:
   1993                  $   220       296       (196)(a)       -        320

   1994                  $   320       325         -            -        645

   1995                  $   645       390       (315)(a)       -        720


Reserve for Deferred
 Tax Assets:

   1993                  $   -         -          (34)      4,393(b)   4,359

   1994                  $ 4,359       969         -            -      5,328

   1995                  $ 5,328       833         -            -      6,161





(a) In 1993, deductions represented an LXE charge-off of an uncollectible balance. In 1995, deductions represented a reduction of certain non-U.S. receivables.

(b) Other additions relate to deferred tax assets established in connection with the acquisition of CAL Corporation.


(a)3.  Exhibits
The following exhibits are filed as part of this report:

 3.1 Amended and Restated Articles of Incorporation of Electromagnetic Sciences, Inc., effective July 3, 1989.

 3.2   Bylaws of Electromagnetic Sciences, Inc., as amended through
       March 20, 1995 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31,
       1994).

 4.1 Electromagnetic Sciences, Inc. Stockholder Rights Plan dated as of July 3, 1989.

 4.2   Agreement with respect to long-term debt pursuant to Item
       601(b)(4)(iii)(A).

10.1 Employment Agreement dated as of January 1, 1989, by and between the Company and Thomas E. Sharon (incorporated by reference to
       Exhibit 19.9 to the Company's Report on Form 10-Q for the quarter ended June 30, 1992).

10.2 Amendment, dated July 29, 1992, of Employment Agreement dated as of January 1, 1989, by and between the Company and Thomas
       E. Sharon (incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-K for the year ended December 31, 1993).

10.3 Second Amendment, dated November 15, 1994, of Employment Agreement dated as of January 1, 1989, by and between the Company and Thomas E. Sharon (incorporated by reference to Exhibit 10.3 to the Company's annual Report on Form 10-K for the year ended December 31,
       1994).

10.4 Separation Agreement between LXE Inc. and Malcolm M. Bibby, effective December 13, 1994 (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of LXE Inc. for the year ended December 31, 1994).

10.5 Consulting Agreement, effective January 1, 1995, by and between the Company and John E. Pippin (incorporated by reference to Exhibit
       10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.6   1981 Incentive Stock Option Plan, as amended and restated
       February 6, 1987, and further amended through March 23, 1989.

10.7 Form of split-dollar life insurance agreement between the Company and certain of its officers (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991).

10.8   Form of split-dollar life insurance agreement effective
       January 1, 1993, between the Company and an executive officer (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

10.9 Electromagnetic Sciences, Inc. 1986 Directors' Stock Option Plan, as amended through July 31, 1992.

10.10 Electromagnetic Sciences, Inc. 1986 Non-Qualified Stock Option Plan, as amended through July 31, 1992.

10.11  Electromagnetic Sciences, Inc. 1992 Stock Incentive Plan
       (incorporated by reference to Exhibit 19.1 to the Company's Report on Form 10-Q for the quarter ended March 31, 1992).

10.12  LXE Inc. 1989 Stock Incentive Plan, as amended and restated
       March 1, 1991 and further amended March 6, 1992 (incorporated by reference to Exhibit 19.2 to the Report on Form 10-Q of LXE Inc. for the quarter ended March 31, 1992).

10.13 Form of Stock Option Agreement evidencing options granted in 1992, 1993 and 1995 to certain executive officers under the Electromagnetic Sciences, Inc. 1992 Stock Incentive Plan
       (incorporated by reference to Exhibit 19.3 to the Company's Report on Form 10-Q for the quarter ended June 30, 1992).

10.14 Form of Stock Option Agreement dated May 15, 1995, evidencing option granted to John J. Farrell, Jr. under the 1992 Stock Incentive Plan.

10.15 Form of Stock Option Agreement evidencing options granted automatically under the 1992 Stock Incentive Plan to newly-elected non-employee members of the Board of Directors.

10.16 Form of Stock Option Agreement evidencing option granted January 27, 1995, to John E. Pippin.

10.17 Form of Stock Option Agreement evidencing options granted January 1, 1989 to certain executive officers under the LXE Inc. 1989 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31,
       1990).

10.18  Form of Stock Option Agreement evidencing options granted
       September 26, 1990 to an executive officer under the LXE Inc. 1989 Stock Incentive Plan (incorporated by reference to Exhibit 19.2 to the Report on Form 10-Q of LXE Inc. for the quarter ended
       June 30, 1991).

10.19  Form of Stock Option Agreement evidencing options granted
       September 26, 1990 to John B. Mowell under the LXE Inc. 1989 Stock Incentive Plan (incorporated by reference to Exhibit 19.3 to the Report on Form 10-Q of LXE Inc. for the quarter ended June 30,
       1991).

10.20 Form of Stock Option Agreement evidencing options granted in 1992 to certain executive officers under the LXE Inc. 1989 Stock Incentive Plan (incorporated by reference to Exhibit 19.1 to the Report on Form 10-Q of LXE Inc. for the quarter ended June 30, 1992).

10.21 Form of Stock Option Agreement dated May 15, 1995, evidencing options granted to John J. Farrell, Jr. under the LXE Inc. 1989 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the LXE Inc. Annual Report on Form 10-K for the year ended December 31, 1995).

10.22 Form of Restricted Stock Award Restriction Agreement governing awards of restricted stock made to the Company's executive officers effective January 27, 1995 (incorporated by reference to Exhibit
       10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.23 Forms of Amendments dated April 21, 1995 and January 26, 1996, to Restricted Stock Award Restriction Agreements effective January 27, 1995.

10.24 Restricted Stock Award Restriction Agreement dated May 15, 1995, between the company and John J. Farrell, Jr.

10.25 Form of Indemnification Agreement between the Company and its directors (incorporated by reference to Exhibit 19.5 to the Company's Report on Form 10-Q for the quarter ended June 30, 1992).

10.26 Form of Indemnification Agreement between the Company and its Vice President and General Counsel (incorporated by reference to Exhibit
       19.6 to the Company's Report on Form 10-Q for the quarter ended June 30, 1992).

10.27 Form of Indemnification Agreement between LXE Inc. and certain of the Company's officers and directors in their capacity as directors of LXE Inc. (incorporated by reference to Exhibit 19.2 to the Report on Form 10-Q of LXE Inc. for the quarter ended June 30, 1992).

10.28 Form of Indemnification Agreement between LXE Inc. and certain officers of the Company in their capacity as officers of LXE Inc. (incorporated by reference to Exhibit 19.3 to the Report on Form 10-Q of LXE Inc. for the quarter ended June 30, 1992).

10.29 Letters dated April 17, 1995 and April 19, 1995 between LXE Inc. and John J. Farrell, Jr. concerning the terms of his employment as President of LXE Inc. (incorporated by reference to Exhibit 10.1 to Report on Form 10-Q of LXE Inc. for the quarter ended June 30,
       1995).




11.1   Statement re:  Computation of Per Share Earnings.

13.1 Those portions of the Company's 1995 Annual Report to Shareholders incorporated by reference into this Annual Report on Form 10-K.

22.1   Subsidiaries of the registrant.

23.1 Independent Auditors' Consent to incorporation by reference in Registration Statements Nos. 2-76455, 2-78442, 2-94049, 33-31216,
       33-38829, 33-41041, 33-41042 and 33-50528, each on Form S-8.

(b).  Reports on Form 8-K.

No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1995.




                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTROMAGNETIC SCIENCES, INC.

By: /s/ Thomas E. Sharon                         Date: 3/28/96
    President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ Thomas E. Sharon                         Date: 3/28/96
    President and Chief Executive
    Officer and Director
    (Principal Executive Officer)


By: /s/ John E. Pippin                           Date: 3/28/96
    John E. Pippin, Chairman of the Board


By: /s/ Don T. Scartz                            Date: 3/28/96
    Senior Vice President and Chief
    Financial Officer, Treasurer and
    Director
    (Principal Financial and Accounting Officer)


By: /s/ Anthony J. Iorillo                       Date: 3/28/96
    Director


By: /s/ Jerry H. Lassiter                        Date: 3/28/96
    Director


By: /s/ John H. Levergood                        Date: 3/28/96
    Director


By: /s/ John B. Mowell                           Date: 3/28/96
    Director



Exhibit 11.1


ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES

Statement re: Computation of Per Share Earnings
(In thousands, except net earnings per share)


                                            Years Ended December 31
                                           1995      1994       1993
Common equivalent shares:

 Common stock - weighted average
  shares outstanding                     6,929      6,766      6,716

 Dilutive effect of outstanding
  common stock options (as determined
  by the treasury stock method using
  the average market price for the
  period)                                  232        277        140

 Total common and common equivalent
  shares                                 7,161      7,043      6,856

For purposes of calculating primary
earnings per share, the Company's
proportionate share of the net earnings
of LXE Inc. Has been adjusted to reflect the dilutive effect of LXE's outstand-ing stock options. Following is a summary of net earnings applicable to earnings per common and common equiva-lent share:

  Net earnings excluding LXE Inc.       $2,431      1,226       1,142

  Adjusted proportionate share of
   net earnings (loss) of LXE Inc.        (121)     2,841         233

  Total net earnings applicable to
   earnings per common and common
   equivalent share                     $2,310      4,067       1,375

  Net earnings per common and
   common equivalent share              $  .32        .58         .20