Form 10-Q
period 1996-03-31
ELECTROMAGNETIC SCIENCES INC
filed 1996-05-14
CIK 32198

ELECTROMAGNETIC SCIENCES, INC.
                              POST OFFICE BOX 7700
                            NORCROSS, GA  30091-7700




                                      May 14, 1996



Securities and Exchange Commission
Washington, D.C.  20549

Gentlemen:

Pursuant to the requirements of the Securities and Exchange Act of 1934, we are transmitting herewith the following Form 10-Q for the quarter ended March 31, 1996.

Sincerely,

ELECTROMAGNETIC SCIENCES, INC.



Gail Fairchild







                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               Form 10-Q

(Mark one)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1996

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

                             Yes X      No

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on May 1, 1996:

                Class                        Number of Shares
      Common Stock, $.10 Par Value              7,466,554



Page 1 of 9, excluding exhibits


                                                             FORM 10-Q

ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES


                                 PART I
                          Financial Information

Item 1.  Financial Statements


Consolidated Statements of Earnings (Unaudited)
(In thousands, except net earnings per share)

                                          Three months ended March 31
                                          1996                  1995

Net sales                                $33,189               32,757
Cost of sales                             21,305               20,702
Selling, general and administrative
  expenses                                 7,874                7,511
Research and development expenses          3,170                2,383

     Operating income                        840                2,161

Interest and other income                    292                  131
Interest expense                            (265)                (123)

     Earnings before income taxes
       and LXE minority interest             867                2,169

Income taxes                                 365                  839
LXE minority interest                       (209)                 253

     Net earnings                        $   711                1,077

     Net earnings per common and
       common equivalent share           $   .10                  .15

Weighted average number of common
  and common equivalent shares             7,435                7,085


See accompanying notes to interim consolidated financial statements.





                                                              FORM 10-Q

ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)
(In thousands)


                                            March 31       December 31
                                              1996            1995

ASSETS

Current assets:
  Cash and cash equivalents                $  7,231           5,766
  Trade accounts receivable, net             38,705          40,118
  Inventories:
    Work in process                           5,461           5,701
    Parts and materials                      10,469          10,128

       Total inventories                     15,930          15,829

  Deferred income taxes                       1,363           1,363

       Total current assets                  63,229          63,076

Property, plant and equipment:
  Land                                        1,150           1,150
  Building and leasehold improvements        14,712          14,690
  Machinery and equipment                    54,769          53,037
  Furniture and fixtures                      4,190           4,182

       Total property, plant
         and equipment                       74,821          73,059

  Less accumulated depreciation and
    amortization                             45,113          43,794

       Net property, plant and equipment     29,708          29,265

Other assets                                  8,119           7,487
Goodwill, net of accumulated amortization     7,106           5,126

                                           $108,162         104,954


See accompanying notes to consolidated financial statements.









                                                              FORM 10-Q

ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited), continued
(In thousands except share data)


                                           March 31        December 31
                                             1996             1995
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt  $  2,603            3,546
  Accounts payable                          12,399           10,369
  Accrued compensation costs                 4,050            3,402
  Accrued retirement costs                     866              589
  Deferred revenue                           1,784            1,296
  Other liabilities                          1,039              872

        Total current liabilities           22,741           20,074

Long-term debt, excluding current
  installments                               9,370           10,989
Deferred income taxes                        4,408            4,408

        Total liabilities                   36,519           35,471

Minority interest in LXE                     5,982            9,274

Stockholders' equity:
  Preferred stock of $1.00 par value
   per share. Authorized 10,000,000
   shares; none issued                          -                -
  Common stock of $.10 par value per
   share. Authorized 75,000,000 shares;
   issued and outstanding 7,467,000 in
   1996 and 7,004,000 in 1995                  747              700
  Additional paid-in capital                15,371           10,681
  Foreign currency translation adjustment      (13)             (17)
  Retained earnings                         49,556           48,845

        Total stockholders' equity          65,661           60,209

                                          $108,162          104,954


See accompanying notes to interim consolidated financial statements.







                                                              FORM 10-Q

ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
                                            Three Months Ended March 31
                                               1996              1995

Cash flows from operating activities:
  Net earnings                              $   711             1,077
  Adjustments to reconcile net earnings
    to net cash used in operating
    activities:
      LXE minority interest                    (209)              253
      Depreciation and amortization           1,354             1,223
      Goodwill amortization                     110               105
      Changes in operating assets and
        liabilities:
          Trade accounts receivable           1,413            (3,210)
          Inventories                          (101)           (1,607)
          Accounts payable                    2,030              (407)
          Income taxes                          258              (565)
          Accrued costs, deferred revenue
            and other current liabilities       932              (772)
          Other                                (237)             (321)
            Net cash provided by (used in)
              operating activities            6,261            (4,224)

Cash flows from investing activities:
  Purchase of property, plant and
    equipment                                (1,762)           (2,337)
  Purchase of subsidiary common stock
    (note 3)                                   (500)              -

            Net cash used in investing
              activities                     (2,262)           (2,337)

Cash flows from financing activities
  (note 3):
  Repayment of long-term debt                (2,562)              (60)
  Proceeds from exercise of stock options        28               275

            Net cash provided by (used in)
              by financing activities        (2,534)              215

            Net change in cash and
              cash equivalents                1,465            (6,346)

Cash and cash equivalents at January 1        5,766            13,071

Cash and cash equivalents at March 31       $ 7,231             6,725

Supplemental disclosure of cash flow
  information:
    Cash paid for interest                  $   265               123

    Cash paid for income taxes              $   525             1,354

See accompanying notes to interim consolidated financial statements.









                                                              FORM 10-Q


ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited)

(1) Basis of Presentation

     The interim consolidated financial statements include the accounts of Electromagnetic Sciences, Inc., its wholly-owned subsidiary, EMS Technologies, Inc. and its majority-owned subsidiaries LXE Inc. and CAL Corporation (collectively, "the Company"). In the opinion of management, the interim consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual report on Form 10-K for the year ended December 31, 1995.

(2) Earnings per Share

     Earnings per common and common equivalent share for the interim periods were based on the weighted average number of shares outstanding and equivalents shares derived from dilutive stock options. For purposes of calculating primary earnings per share, the Company's proportionate share of net earnings of LXE Inc. is adjusted to reflect the dilutive effect of LXE's outstanding stock options. Fully diluted earnings per share are not significantly different from the primary earnings per share presented.

(3) Purchase of LXE Inc. Common Stock

     On February 11, 1996, the Company increased its ownership of LXE Inc. from 72% to 81% by purchasing 548,000 shares of the common stock of LXE Inc. in a private transaction. The purchase price was paid with a combination of $500,000 of cash and 457,000 newly issued shares of the Company's common stock. Goodwill, to be amortized over 25 years, was recognized to the extent that the purchase price of the LXE stock exceeded the fair value of the additional net assets acquired. The greater level of ownership will increase the Company's participation in LXE's future operating results and will enable the Company to consolidate LXE for corporate income tax purposes.

(4)  Accounting for Stock-Based Compensation

     In October 1995, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," effective for fiscal years beginning after December 15, 1995. The Company intends to comply with the provisions of SFAS 123 in fiscal 1996 by continuing to recognize compensation cost from stock options under the "intrinsic value" method, with additional footnote disclosures to be provided, including the pro forma effects of applying the "fair value" method of SFAS 123. Based upon this accounting policy, the Company does not expect to recognize any compensation cost associated with stock options granted in 1996.






                                                              FORM 10-Q

ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Consolidated net sales for the first quarter were $33.2 million in 1996 compared with $32.8 million in 1995. This net increase was the result of continued growth in the Company's advanced communications business segment, mainly from the markets for space and other wireless technologies. Sales in this segment increased 23% to $19.0 million in 1996 compared with $15.5 million in 1995. In the Company's wireless networks and logistics segment, first quarter revenues at the LXE subsidiary were higher in international markets but lower in the North American market, resulting in a net decrease in this segment's revenue to $14.2 million in 1996 compared with $17.3 million in 1995. LXE is seeking to improve its North American revenues by continuing to expand its product line to support more industry-standard technology platforms and systems, and by seeking to form strategic partnerships in new markets such as health care information management.

Cost of sales, as a percentage of net sales, was not significantly affected by the change in revenue mix in the first quarter of 1995 compared with 1995. First quarter selling, general and administrative expenses of $7.9 million were also comparable with the 1995 level of $7.5 million. Research and development expenses in the first quarter of 1996 were higher than in 1995 due to efforts to expand the LXE product line,to complete development of the new CALQUEST aeronautical terminal for commercial satellite-based communication, and to develop other new technologies for wireless networks and infrastructure.

Other income for the first quarter of 1996 was higher than in 1995 because of currency translation gains associated with the LXE subsidiary's European operations. Interest expense has increased with the LXE subsidiary's higher level of borrowing in 1996 compared with the first quarter of 1995. The effective income tax rate for the first quarter of 1996 was 42%, which was comparable with the 39% rate for the preceding fiscal year.

Liquidity and Capital Resources

Cash provided by operations resulted in an increase in cash and cash equivalents to $7.2 million at March 31, 1996, from $5.8 million at the beginning of the year. In addition, the Company reduced long-term debt by $2.6 million during the quarter. Management believes that the Company's present liquidity, together with cash from operations and sources of external financing, will support its current business activities and capital investment plans.







                                                              FORM 10-Q


ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES

                                PART II
                           Other Information


ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits - The following exhibit is filed as part of this report:

    11.1 Statement re Computation of Per Share Earnings
    27.1 Financial Data Schedule

(b) Reports on Form 8-K - The Company has not filed any reports on Form 8-K during the three months ended March 31, 1996.







                                                              FORM 10-Q


                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTROMAGNETIC SCIENCES, INC.



By:            /s/                         Date:   5/14/96
    Thomas E. Sharon
    President and Chief Executive
      Officer




By:            /s/                         Date:   5/14/96
    Don T. Scartz
    Senior Vice President and Chief
      Financial Officer, Treasurer







                                                            FORM 10-Q


ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES



                                Exhibit Index

                                                                  Page

Exhibit 11.1         Statement re: Computation of Per
                       Share Earnings                              12


Exhibit 27.1         Financial Data Schedule                       13







                                                           Exhibit 11.1


ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES

Statement re: Computation of Per Share Earnings
(In thousands, except per share data)


                                                Three months ended
                                                     March 31
                                               1996            1995

Common and common equivalent shares:

Common stock - weighted average shares
  outstanding                                  7,121           6,831

Dilutive effect of outstanding common
  stock options (as determined by the
  treasury stock method using the
  average market price for the period)           314             254

     Total common and
       common equivalent shares                7,435           7,085

For purposes of calculating primary
earnings per share, the Company's
proportionate share of net earnings of
LXE Inc. has been adjusted to reflect
the dilutive effect of LXE's outstanding stock options. Following is a summary of net earnings applicable to earnings per common and common equivalent share:

Net earnings excluding LXE Inc.               $1,105             423

Adjusted proportionate share of net
  earnings (loss) of LXE Inc.                   (394)            623

     Total net earnings applicable
       to earnings per common and
       common equivalent share                $  711           1,046



Net earnings per common and common
  equivalent share                            $  .10             .15