Form 10-Q
period 1996-06-30
ELECTROMAGNETIC SCIENCES INC
filed 1996-08-14
CIK 32198

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             Form 10-Q

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ----    SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996



                 Commission File Number 0-6072


                 ELECTROMAGNETIC SCIENCES, INC.
                 ------------------------------
     (Exact name of registrant as specified in its charter)


               Georgia                           58-1035424
   ------------------------------          ----------------------
  (State or other jurisdiction of         (IRS Employer ID Number)
   incorporation of organization)


        660 Engineering Drive
          Norcross, Georgia                         30092
 --------------------------------------           ----------
(Address of principal executive offices)          (Zip Code)


Registrant's Telephone Number, Including Area Code: (770) 263-9200



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has bee subject to such filing requirements for the past 90 days.

                         Yes  X          No
                            -----          -----

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on July 27, 1996:

               Class                        Number of Shares
    Common Stock, $.10 par Value                7,482,870

                                                            FORM 10-Q
                            -2-

ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES

                          INDEX
                                                               Page No.
Part I.   Financial Information

     Item 1.   Financial Statements

               Consolidated Statements of Earnings -
               Three Months and Six Months Ended
               June 30, 1996 and 1995                            3

               Consolidated Balance Sheets - June 30,
               1996 and December 31, 1995                       4-5

               Consolidated Statements of Cash Flows -
               Six Months Ended June 30, 1996 and 1995           6

               Notes to Interim Consolidated Financial
               Statements                                        7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations     8


Part II   Other Information

     Item 4.   Submission of Matters to a Vote of Security
               Holders                                           9

     Item 6.   Exhibits and Reports on Form 8-K                  9

                                                              FORM 10-Q
                             -3-

ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES

                           PART I
                    FINANCIAL INFORMATION

ITEM 1.   Financial Statements

Consolidated Statements of Earnings (Unaudited)
(In thousands, except net earnings per share data)


                                Three months ended      Six months ended
                                     June 30                 June 30
                                 -----------------      ----------------
                                  1996       1995        1996      1995
                                 ------     ------      ------    ------
Net sales                       $35,674     33,006      68,863    65,763
Cost of sales                    22,662     21,122      44,168    41,824
Selling, general and
  administrative expenses         7,802      7,290      15,676    14,801
Research and development
  expenses                        3,105      2,269       6,074     4,652
                                 ------     ------      ------    ------

     Operating income             2,105      2,325       2,945     4,486

Interest and other income,
  net of foreign exchange
  gains and losses                 (151)       311         141       442
Interest expense                   (273)      (212)       (538)     (335)
                                 ------     ------      ------    ------

     Earnings before income
      taxes and LXE minority
      interest                    1,681      2,424       2,548     4,593

Income taxes                        681        890       1,046     1,729
LXE minority interest                16        240        (193)      493
                                 ------     ------      ------    ------

     Net earnings               $   984      1,294       1,695     2,371
                                 ======     ======      ======    ======
Net earnings per common and
  common equivalent share       $   .13        .18         .22       .32
                                 ======     ======      ======    ======

Weighted average number
 of common and common
 equivalent shares                7,808      7,298       7,597     7,196


See accompanying notes to interim consolidated financial statements.

                                                            FORM 10-Q
                             -4-

ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES

Consolidated Balance sheets (Unaudited)
(In thousands)


                                            June 30        December 31
                                             1996             1995
                                          -----------      -----------
ASSETS

Current assets:
  Cash and cash equivalents                $  7,014            5,766
  Trade accounts receivable, net             40,719           40,118
  Inventories:
    Work in process                           5,794            5,701
    Parts and materials                      10,552           10,128
                                            -------          -------
        Total inventories                    16,346           15,829
                                            -------          -------
  Deferred income taxes                       1,363            1,363
                                            -------          -------
        Total current assets                 65,442           63,076
                                            -------          -------
Property, plant and equipment:
  Land                                        1,150            1,150
  Building and leasehold improvements        14,714           14,690
  Machinery and equipment                    56,221           53,037
  Furniture and fixtures                      4,251            4,182
                                            -------          -------
        Total property, plant
          and equipment                      76,336           73,059

  Less accumulated depreciation and
    amortization                             46,500           43,794
                                            -------          -------
        Net property, plant and
         equipment                           29,836           29,265

Other assets                                  8,361            7,487
Goodwill, net of accumulated amortization     6,969            5,126
                                            -------          -------

                                           $110,608          104,954
                                            =======          =======




See accompanying notes to interim consolidated financial statements.

                                                            FORM 10-Q
                             -5-

ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES

Consolidated Balance sheets (Unaudited)
(In thousands except share data)


                                            June 30        December 31
                                             1996             1995
                                          -----------      -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt   $  3,016            3,546
  Accounts payable                           11,640           10,369
  Accrued compensation costs                  3,163            3,402
  Accrued retirement costs                      683              589
  Deferred revenue                            2,034            1,296
  Other liabilities                           1,340              872
                                            -------          -------
       Total current liabilities             21,876           20,074

Long-term debt, excluding current
  installments                               11,621           10,989
Deferred income taxes                         4,408            4,408
                                            -------          -------
       Total liabilities                     37,905           35,471
                                            -------          -------
Minority interest in LXE                      6,000            9,274

Stockholders' equity:
  Preferred stock of $1.00 par value
   per share.  Authorized 10,000,000
   shares; none issued                          -                -
  Common stock of $.10 par value per
   share.  authorized 75,000,000 shares;
   issued and outstanding 7,479,000 in
   1996 and 7,004,000 in 1995                   748              700
  Additional paid-in capital                 15,443           10,681
  Foreign currency translation adjustment       (28)             (17)
  Retained earnings                          50,540           48,845
                                            -------          -------
        Total stockholders' equity           66,703           60,209
                                            -------          -------

                                           $110,608          104,954
                                            =======          =======


See accompanying notes to interim consolidated financial statements.

                                                            FORM 10-Q
                             -6-

ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
                                              Six Months Ended June 30
                                                 1996          1995
                                               --------      --------
Cash flow from operating activities:
 Net earnings                                  $ 1,695        2,371
 Adjustments to reconcile net earnings to
   net cash used in operating activities:
     LXE minority interest                        (193)         493
     Depreciation and amortization               2,706        2,608
     Goodwill amortization                         282          157
     Changes in operating assets and
       liabilities:
         Trade accounts receivable                (601)      (2,281)
         Inventories                              (517)      (3,323)
         Accounts payable                        1,564          156
         Income taxes                             (148)      (1,023)
         Accrued costs, deferred revenue
           and other current liabilities           825         (932)
         Other                                    (909)        (492)
                                                ------       ------
           Net cash provided by (used in)
            operating activities                 4,704       (2,266)
                                                ------       ------
Cash flows from investing activities:
 Purchase of property, plant and equipment      (3,277)      (4,738)
 Purchase of subsidiary common stock (note 3)     (500)         -
 Capitalized product software costs and
  other market related investments                 -         (3,143)
                                                ------       ------
           Net cash used in investing
            activities                          (3,777)      (7,881)
                                                ------       ------
Cash flows from financing activities (note 3):
  Borrowing under line of credit                   800        2,900
  Repayment of long-term debt                     (698)      (1,168)
  Proceeds from exercise of stock options          219          817
                                                ------       ------
           Net cash provided by
             financing activities                  321        2,549
                                                ------       ------
           Net change in cash and cash
             equivalents                         1,248       (7,598)

Cash and cash equivalents at January 1           5,766       13,071
                                                ------       ------
Cash and cash equivalents at June 30           $ 7,014        5,473
                                                ======       ======
Supplemental disclosure of cash flow
  information:
    Cash paid for interest                     $   538          335
    Cash paid for income taxes                 $ 1,034        2,106

See accompanying notes to interim consolidated financial statements.

                                                            FORM 10-Q
                                -7-

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

                                                            FORM 10-Q
                                -8-



ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES

ITEM 2. Management's Discussion And Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     Consolidated net sales for the second quarter and first six months of 1996 were $35.7 million and $68.9 million respectively, compared with $33.0 million and $65.8 million for the same respective periods in 1995. These net increases were due to continued growth in the Company's advanced communications business segment, especially in the markets for space and other wireless technologies. This segment's sales in the second quarter and first six months of 1996 increased to $19.2 million and $38.2 million respectively, compared with $16.5 million and $32.0 million for the same respective periods one year earlier. In the Company's wireless logistics segment, second quarter sales at LXE continued to grow in European markets and were improved compared with the preceding quarter in North American markets. Second quarter 1996 sales of wireless logistics products and services were $16.5 million and $30.7 million for the interim periods ended June 30, 1996, compared with $16.5 million and $33.8 million for the same interim periods in 1995. LXE is seeking to improve its North American revenues by expanding its product line to support more industry-standard technology platforms and systems, and forming strategic partnerships in new markets such as health care information management.

The changing revenue mix in 1996 compared with 1995 has not significantly affected cost of sales as a percentage of net sales, which was approximately 64% in both years. Selling, general and administrative expense for the second quarter and first six months were comparable in 1996 and 1995. Research and development expenses for the interim periods ended June 30, 1996 were higher for the comparable periods in 1995 due to efforts to expand the LXE product line, to complete development of the new CALQuest(TM) aeronautical terminal for commercial satellite-based communications, and to develop other new technologies for wireless network infrastructure.

Interest and other income was reported net of a foreign exchange loss in the second quarter of 1996 and lower gains for the first six months of 1996 compared with 1995, resulting from currency fluctuations that affected the accounting translation of European subsidiaries' financial statements into U.S. dollars. Interest expense increased with LXE's higher level of borrowing in 1996 compared with 1995. The effective consolidated income tax rate for the first half of 1996 was 41%, which was comparable with the 38% for the 1995 fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operations resulted in an increase in cash and cash equivalents to $7.0 million at June 30, 1996, compared with $5.8 million at the beginning of the year. Management believes that the Company's present liquidity, together with cash from operations and sources of external financing will support its current business activities and capital investment plans.

                                                            FORM 10-Q
                                -9-

ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES

                                PART II
                           OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders

     The annual meeting of shareholders was held on April 26, 1996. At the meeting, each of the following individuals was elected to serve as a member of the Board of Directors during the forthcoming year, by the vote indicated:

                            For         Withheld       Abstain

Anthony J. Iorillo       5,940,803       18,126         44,519
Jerry H. Lassiter        5,950,674        8,255         44,519
John H. Levergood        5,953,906        5,023         44,519
John B. Mowell           5,955,374        3,555         44,519
John E. Pippin           5,950,564        8,365         44,519
Don T. Scartz            5,955,374        3,555         44,519
Thomas E. Sharon         5,955,764        3,165         44,519

There were no broker non-votes.



ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - The following exhibits are filed as part of this report:

     11.1   Statement re: Computation of Per Share Earnings
     27.1   Financial Data Schedule

(b) Reports on Form 8-K - The Company has not filed any reports on Form 8-K during the three months ended June 30, 1996.

                                                             FORM 10-Q
                                -10-

                             SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTROMAGNETIC SCIENCES, INC.


By:          /s/                        Date:    8/14/96
    -----------------------------              -----------
    Thomas E. Sharon
    President and Chief Executive
      Officer



By:         /s/                         Date:    8/14/96
    -----------------------------              -----------
    Don T. Scartz
    Treasurer and Chief Financial
    Officer

                                                             Exhibit 11.1

                                     -11-

ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES

Statement re: Computation of Per Share Earnings
(In thousands, except per share data)

                                  Three months ended     Six months ended
                                      June 30                June 30
                                  1996         1995     1996        1995

Common and common equivalent
shares:

 Common stock - weighted average
 shares outstanding               7,470        6,900     7,271      6,870

 Dilutive effect of outstanding
 common stock options (as deter-
 mined by the treasury stock
 method using the average market
 price for the period)              338          398       326        326

     Total common and common
     equivalent shares            7,808        7,298     7,597      7,196

For purposes of calculating
 primary earnings per share
 the Company's proportionate
 share of the net earnings of
 LXE Inc. has been adjusted
 to reflect the dilutive
 effect of LXE's outstanding
 stock options.  Following is
 a summary of net earnings
 applicable to earnings per
 common and common equivalent
 share:

Net earnings excluding LXE Inc.  $  910          717     1,806      1,140

Adjusted proportionate share
 of net earnings (loss) of LXE
 Inc.                                72          563      (111)     1,183

     Total net earnings
     applicable to earnings
     per common and common
     equivalent share            $  982        1,280     1,695      2,323

Net earnings per common and
 common equivalent share         $  .13          .18       .22        .32