Form 10-Q
period 1996-09-30
ELECTROMAGNETIC SCIENCES INC
filed 1996-11-14
CIK 32198

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             Form 10-Q

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----    SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996
                                        ------------------


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

                         Yes  X          No
                            -----          -----

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on November 13, 1996:

               Class                        Number of Shares
    Common Stock, $.10 par Value                7,578,013

                                                            FORM 10-Q
                            -2-

ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES

                          INDEX
                                                               Page No.
Part I.   Financial Information

     Item 1.   Financial Statements

               Consolidated Statements of Operations -
               Three Months and Nine Months Ended
               September 30, 1996 and 1995                       3

               Consolidated Balance Sheets - September 30,
               1996 and December 31, 1995                       4-5

               Consolidated Statements of Cash Flows -
               Nine Months Ended September 30, 1996
               and 1995                                          6

               Notes to Interim Consolidated Financial
               Statements                                        7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations     8


Part II   Other Information

     Item 4.   Submission of Matters to a Vote of Security
               Holders                                           9

     Item 6.   Exhibits and Reports on Form 8-K                  9





                                                            FORM 10-Q
                                  -3-

ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES

                                PART I
                          FINANCIAL INFORMATION

ITEM 1.   Financial Statements

Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)


                                Three months ended     Nine months ended
                                   September 30           September 30
                                ------------------     -----------------
                                  1996       1995        1996      1995
                                 ------     ------      ------    ------
Net sales                       $37,908     28,135     106,771    93,930
Cost of sales                    24,926     19,303      69,094    61,629
Selling, general and
  administrative expenses         7,377      8,040      23,053    22,410
Research and development
  expenses                        3,062      3,002       9,136     7,654
                                 ------     ------      ------    ------

     Operating income (loss)      2,543     (2,210)      5,488     2,237

Interest and other income,
  net of foreign exchange
  gains and losses                  (39)        28         102       509
Interest expense                   (293)      (257)       (831)     (592)
                                 ------     ------      ------    ------

     Earnings (loss) before
      income taxes and LXE
      minority interest           2,211     (2,439)      4,759     2,154

Income taxes                        897       (926)      1,943       803
LXE minority interest                93       (576)       (100)      (83)
                                 ------     ------      ------    ------

     Net earnings (loss)        $ 1,221       (937)      2,916     1,434
                                 ======     ======      ======    ======
Net earnings (loss) per
  common and common equiva-
  lent shares                   $   .16       (.13)        .38       .20
                                 ======     ======      ======    ======

Weighted average number
 of common and common
 equivalent shares                7,808      6,984       7,669     7,124


See accompanying notes to interim consolidated financial statements.






                                                            FORM 10-Q
                             -4-

ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES

Consolidated Balance sheets (Unaudited)
(In thousands)


                                         September 30     December 31
                                             1996             1995
                                         ------------      -----------
ASSETS

Current assets:
  Cash and cash equivalents                $  4,210            5,766
  Trade accounts receivable, net             45,512           40,118
  Inventories:
    Work in process                           5,784            5,701
    Parts and materials                      11,910           10,128
                                            -------          -------
        Total inventories                    17,694           15,829
                                            -------          -------
  Deferred income taxes                       1,363            1,363
                                            -------          -------
        Total current assets                 68,779           63,076
                                            -------          -------
Property, plant and equipment:
  Land                                        1,150            1,150
  Building and leasehold improvements        14,827           14,690
  Machinery and equipment                    57,964           53,037
  Furniture and fixtures                      4,387            4,182
                                            -------          -------
        Total property, plant
          and equipment                      78,328           73,059

  Less accumulated depreciation and
    amortization                             48,013           43,794
                                            -------          -------
        Net property, plant and
         equipment                           30,315           29,265

Other assets                                  8,875            7,487
Goodwill, net of accumulated amortization     6,872            5,126
                                            -------          -------

                                           $114,841          104,954
                                            =======          =======




See accompanying notes to interim consolidated financial statements.





                                                            FORM 10-Q
                             -5-

ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES

Consolidated Balance sheets (Unaudited)
(In thousands except share data)


                                         September 30      December 31
                                             1996             1995
                                         ------------      -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt   $  3,029            3,546
  Accounts payable                           13,301           10,369
  Accrued compensation costs                  3,930            3,402
  Accrued retirement costs                      888              589
  Deferred revenue                            1,463            1,296
  Other liabilities                           1,173              872
                                            -------          -------
       Total current liabilities             23,784           20,074

Long-term debt, excluding current
  installments                               12,422           10,989
Deferred income taxes                         4,408            4,408
                                            -------          -------
       Total liabilities                     40,614           35,471
                                            -------          -------
Minority interest in LXE                      6,093            9,274

Stockholders' equity:
  Preferred stock of $1.00 par value
   per share.  Authorized 10,000,000
   shares; none issued                          -                -
  Common stock of $.10 par value per
   share.  authorized 75,000,000 shares;
   issued and outstanding 7,479,000 in
   1996 and 7,004,000 in 1995                   752              700
  Additional paid-in capital                 15,633           10,681
  Foreign currency translation adjustment       (12)             (17)
  Retained earnings                          51,761           48,845
                                            -------          -------
        Total stockholders' equity           68,134           60,209
                                            -------          -------

                                           $114,841          104,954
                                            =======          =======


See accompanying notes to interim consolidated financial statements.





                                                            FORM 10-Q
                             -6-

ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
                                           Nine Months Ended September 30
                                                 1996          1995
                                               --------      --------
Cash flow from operating activities:
 Net earnings                                  $ 2,916        1,434
 Adjustments to reconcile net earnings
  to net cash from operating activities:
   LXE minority interest                          (100)         (83)
   Depreciation and amortization                 4,219        4,256
   Goodwill amortization                           379          315
   Changes in assets and liabilities:
    Trade accounts receivable                   (5,394)       1,861
    Inventories                                 (1,865)      (5,011)
    Accounts payable                             2,933          459
    Income taxes                                    84       (1,628)
    Accrued costs, deferred revenue
     and other current liabilities               1,351       (1,193)
    Other                                       (1,638)      (1,150)
                                                ------       ------
          Net cash provided by (used in)
           operating activities                  2,885         (740)
                                                ------       ------
Cash flows from investing activities:
 Purchase of property, plant and equipment      (5,269)      (7,098)
 Purchase of subsidiary common stock (note 3)     (500)         -
 Capitalized product software costs and
  other market related investments                 -         (3,143)
                                                ------       ------
          Net cash used in investing
           activities                           (5,769)     (10,241)
                                                ------       ------
Cash flows from financing activities (note 3):
  Borrowing under line of credit                 1,614        4,650
  Repayment of long-term debt                     (698)      (1,597)
  Proceeds from exercise of stock options          412          540
                                                ------       ------
           Net cash provided by
             financing activities                1,328        3,593
                                                ------       ------
           Net change in cash and cash
             equivalents                        (1,556)      (7,388)

Cash and cash equivalents at January 1           5,766       13,471
                                                ------       ------
Cash and cash equivalents at September 30      $ 4,210        6,083
                                                ======       ======
Supplemental disclosure of cash flow
  information:
    Cash paid for interest                     $   831          592
    Cash paid for income taxes                 $ 1,558        2,215

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

(5)  Proposed Exchange Offer

     On October 3, 1996, the Company announced a proposal to offer .75 shares of its common stock, $.10 par value, in exchange for each outstanding share of the common stock, $.01 par value, of LXE (Nasdaq -
LXEI). The proposed offering would be open to all holders of the approximately 1,030,000 shares held by other investors. The proposed offering will be made only by means of an Offering Circular/Prospectus following registration of the offered shares under the Securities Act of 1933. The Company does not expect the registration process to be completed earlier than November 1996. The purpose of the proposed offering is to permit the Company to acquire 100% ownership of LXE.



                                                            FORM 10-Q
                                -8-

ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES

ITEM 2. Management's Discussion And Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Consolidated sales for the third quarter and first nine months of 1996 were $38 million and $107 million, respectively, compared with $28 million and $94 million for the same respective periods in 1995. Much of these increases was the result of revenue growth from the space and other wireless technology markets served by the Company's advanced communications business segment. This segment's sales increased to $20 million and $58 million for the third quarter and first nine months of 1996, respectively, compared with $17 million and $49 million for the same respective periods in 1995. In the Company's wireless logistics segment, revenues for the third quarter and first nine months were $18 million and $49 million, respectively, compared with $11 million and $45 million for the interim periods ended September 30, 1995. LXE's revenues from materials handling markets increased in both North American and international markets; revenues also increased with LXE's entry into the healthcare information management market.

Cost of sales, as a percentage of net sales, did not vary significantly in 1996 compared with 1995, despite variations in the revenue mix. Selling, general and administrative expenses in 1996 were also comparable with 1995. Research and development expenses for the nine months ended September 30, 1996 were higher than for the same period in 1995 as a result of efforts to expand the LXE product line, to complete development of the new CALQuest (tm) aeronautical terminal for commercial satellite-based communications, and to develop other new technologies for commercial wireless network infrastructure markets.

Interest and other income was reported net of a foreign exchange loss in the third quarter of 1996 and lower gains for the first nine months of 1996 compared with 1995, resulting from currency fluctuations that affected the accounting translation of LXE's European subsidiaries' financial statements into U.S. dollars. Interest expense increased in 1996 as a result of increased borrowing under the Company's revolving credit agreement. The effective income tax rate for the first nine months of 1996 was 41%, which was comparable with 38% for the preceding fiscal year.

Liquidity and Capital Resources
-------------------------------

For the nine months ended September 30, 1996, cash provided by operations totaled almost $3 million, but capital purchases exceeded $5 million due to the Company's continued growth, and the result was a net decrease in cash and cash equivalents to $4.2 million at September 30, 1996 from $5.8 million at the beginning of the year. Management does not expect to generate significant positive cash flow in the fourth quarter of 1996; however, management believes that the Company's present liquidity, together with cash from operations and sources of external financing, will support its current business activities and capital investment plans.



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

                                PART II
                           OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - The following exhibits are filed as part of this report:

     11.1   Statement re: Computation of Per Share Earnings
     27.1   Financial Data Schedule

(b) Reports on Form 8-K - The Company has not filed any reports on Form 8-K during the three months ended September 30, 1996.




                                                            FORM 10-Q
                                -10-

                             SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTROMAGNETIC SCIENCES, INC.


By:          /s/                        Date:   11/14/96
    -----------------------------              -----------
    Thomas E. Sharon
    President and Chief Executive
      Officer



By:         /s/                         Date:   11/14/96
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



































                                                             Exhibit 11.1

                                     -11-

ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES

Statement re: Computation of Per Share Earnings
(In thousands, except per share data)

                                  Three months ended    Nine months ended
                                    September 30          September 30
                                  1996         1995     1996        1995
                                  -----        -----    -----       -----

Common and common equivalent
shares:

 Common stock - weighted average
 shares outstanding               7,494        6,984     7,340     6,906

 Dilutive effect of outstanding
 common stock options (as deter-
 mined by the treasury stock
 method using the average market
 price for the period)              335          -         329       218

     Total common and common
     equivalent shares            7,808        6,984     7,669     7,124

For purposes of calculating
 primary earnings per share
 the Company's proportionate
 share of the net earnings of
 LXE Inc. has been adjusted
 to reflect the dilutive
 effect of LXE's outstanding
 stock options.  Following is
 a summary of net earnings
 applicable to earnings per
 common and common equivalent
 share:

Net earnings excluding LXE Inc.  $  810          510     2,616     1,650

Adjusted proportionate share
 of net earnings (loss) of LXE
 Inc.                               411       (1,447)      163      (216)

     Total net earnings
     applicable to earnings
     per common and common
     equivalent share            $1,221         (937)    2,779     1,434

Net earnings per common and
 common equivalent share         $  .16         (.13)      .36       .20