Form 10-K
period 1996-12-31
ELECTROMAGNETIC SCIENCES INC
filed 1997-03-31
CIK 32198

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-K

X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


          For the fiscal year ended December 31, 1996
                    Commission File #0-6072

                 ELECTROMAGNETIC SCIENCES, INC.
     (Exact name of registrant as specified in its charter)

          Georgia                          58-1035424
   (State of incorporation)             (IRS Employer ID No.)
    or organization)

    660 Engineering Drive
      Norcross, Georgia                       30092
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K: [X]

The aggregate market value of voting stock held by persons other than directors or executive officers on March 24, 1997, was $155,524,000, based on a closing price of $18.875 per share. The basis of this calculation does not constitute a determination by the registrant that all of its directors and executive officers are affiliates as defined in Rule 405.

As of March 24, 1997, the number of shares of the registrant's common stock outstanding was 8,513,268 shares.

                 DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Company's 1996 Annual Report to Shareholders and definitive proxy statement for the 1997 Annual Meeting of Shareholders of the registrant is incorporated herein by reference in Parts II, III and IV of this Annual Report on Form 10-K.



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

The operations of the Company are conducted through its wholly-owned subsidiaries, EMS Technologies, Inc.("EMS")and LXE Inc.
("LXE"), and a 74%-owned subsidiary, CAL Corporation ("CAL"), a
Canadian corporation acquired in 1993.

The Company designs and produces a wide range of advanced communications and signal processing products with an emphasis on wireless networks. Antennas, microwave systems, subsystems, and components are used in space and satellite communications, cellular telecommunications, radar, surveillance, search and rescue systems, and military electronic countermeasure systems. The Company also produces wireless logistics systems, which provide real time, wireless data and transaction processing, mainly for materials handling operations. Advanced communications and signal processing products accounted for 53%, 52% and 46% of consolidated net sales in 1996, 1995 and 1994, respectively, while wireless logistics systems accounted for 47%, 48% and 54% of consolidated sales in the same respective years.

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

     COMPONENTS
     The Company manufactures a variety of microwave components, including phase shifters, switches, circulators, and isolators. Phase shifters control how a signal will combine with others to form a wavefront. These devices can make many thousands of phase changes per second, and used in such applications as beam-steering in radar. Electronically controlled switches change the direction of microwave signals and connect various elements of a system. High-speed microwave switches are used to control signal paths in satellite communications and other systems. Circulators are usually three-port devices that route microwave signals along specific channels. One of the ports may be terminated to an absorber of microwaves, and the resulting two-port device becomes an isolator. Circulators and isolators are used in a variety of ways in many microwave systems.

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

     SPACE AND SATELLITE-BASED SYSTEMS
     The Company pro vides a variety of specialized systems for applications in space, including scientific instruments, spacecraft an tennas, microgravity facilities, and satellite power conditioning equipment. CAL is a leading provider of the ground station component for satellite-based search and rescue (SARSAT) systems, and its local user terminal (LUT) determines the location of marine or aviation beacons that transmit distress signals to a satellite. CAL also produces aeronautical mobile terminals (AMT) that provide worldwide voice/data communications capabilities to private aircraft via a digital satellite link; a distinctive component of the AMT system is an antenna that automatically remains directed towards a geostationary communications satellite, yet is small enough to be located under a low-profile radome in the optimally effective position atop the aircraft's tail.

     ANTENNA SYSTEMS
     The Company provides entire antenna systems for certain applications. These antennas include phased array and multiple beam technologies, and encompass electronically and mechanically steered applications.

     PCS/CELLULAR BASE-STATION ANTENNAS
     The Company's antennas for PCS/cellular telecommunications base stations utilize microwave technology for a very uniform coverage pattern as compared with conventional antennas. The Company believes that this antenna design minimizes interference of other cells, reduces dead spots within a cell, and improves signal hand-off as a user moves from one cell to another. Furthermore, the latest PCs/cellular antennas offer increased mounting flexibility, for lower costs.

1996 DEVELOPMENTS
Space electronics and satellite communications (SATCOM) currently represent over 50% of total revenue generated from advanced communications and signal processing products. Milstar -- a satellite communications project of the combined armed services -- continued to be a significant program for the Company in 1996.
The Company also delivered its first antenna system for space. In low-earth-orbit programs, the Company provided more switching gear for the Iridium global network and pursued a larger role in other global networks under development, resulting in a recent $1 million contract award for hardware to be used in a European-developed network.

The Company completed certification of its "CALQuest" aeronautical SATCOM antennas and terminal systems for an additional twenty models of aircraft. This expanded market coverage enabled the Company to deliver hardware for more than one hundred aircraft installations, which made an important contribution to revenue growth in 1996.

Electronics systems for defense applications continued to provide profitable opportunities for the Company in 1996, including an ongoing program effort to produce airborne phased array antenna systems. This phased-array technology may also be applied ultimately to the development of "smart" antennas for future wireless commercial networks providing high data-rate services to land-based mobile customers. The Company expects that adaptation of defense technology for commercial use will continue as commercial markets demand higher data transmission rates for more sophisticated communications by mobile users.

Sales of PCS/cellular base station antennas were an important source of revenue growth in 1996. The Company's DualPol(TM) antenna became the preferred antenna for several major service providers under corporate buying agreements signed in 1996. The Company's antennas have begun to be installed in most major U.S. cities, with the rollout of antennas for the New York and Philadelphia markets scheduled to begin in 1997.

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

LXE's wireless logistics systems, which generally incorporate bar-code scanning capabilities, are compatible with commonly used customer-owned computers and can be configured for a variety of applications. A typical system consists of terminals that incorporate radio transmitters and receivers, a base station that communicates with these terminals, a controller that provides an interface between the base station and host computer, and software that manages and facilitates the communications process.

     TERMINALS
     The Company offers several types of terminals, all of which utilize radio frequency technology. Hand-held terminals are small, lightweight and intended to be carried by people.
     Vehicle-mounted terminals are larger, heavy-duty terminals for use on fork-lifts, cranes and other mobile materials handling equipm ent. Other terminals include a table-top model for fix ed positions where computer cabling is not practical, and wireless modems which provide wireless communication capabilities for other devices such as small computers or process controllers. All terminals incorporate built-in radios that operate either in a licensed, narrow frequency band or in an unlicensed broader, "spread spectrum" frequency band.

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



1996 DEVELOPMENTS
During 1996, LXE introduced an expanded product line featuring terminals that support DOS and Windows applications, thus enabling them to function as true industrial PC's. These new terminals are fully compatible with both terminal-emulation and client-server environments, and they will run on either the 900 MHZ frequency of most current spread spectrum systems, as well as the next, faster generation of spread spectrum radios that operate at 2.4 GHZ.

In 1996, revenues from wireless logistics networks were a record $71 million. The largest portion of this revenue came from the traditional customer base of warehousing and distribution. Demand for the Company's products remains strong in Europe and other export markets where wireless systems are not as prevalent as in the United States. Sales to foreign customers were $30 million in 1996 compared with $29 million in 1995.

In late 1996, the Company entered a new market for its wireless logistics technology: healthcare information systems. LXE began adding wireless expertise and complementary products to software and systems provided by such industry leaders as HBO & Company, resulting in several million dollars of new revenues in the fourth quarter.

MARKETING
The marketing and sales efforts for advanced communications and signal processing products are conducted by internal marketing staffs and through independent marketing representatives. Wireless logistics systems are marketed, sold and serviced through an internal staff, 21 regional sales offices (20 in the U.S. and one in Canada), five European sales subsidiaries, and also through selected value-added retailers and international distributors. The Company currently has 19 international distributors in 40 countries. Several members of the Company's senior management, engineering and administrative staffs are significantly involved in sales activities.

The Company had one domestic customer in its advanced communications and signal processing business segment that accounted for 12% of consolidated net sales in 1995, but no customers accounted for more than 10% of consolidated net sales in 1996 or 1994. During 1996, approximately 70% of the Company's consolidated net sales were from commercial and international markets and 30% were for U.S. Government end-use. For further information concerning sales by business segments and geographic areas, see Note 9 of "Notes to Consolidated Financial Statements" included in Item 8 of this Report.

BACKLOG
The consolidated orders backlog at December 31, 1996 was $62 million, compared with $96 million one year earlier. Half of this decrease related to the de-booking of a contract for the Company's Canadian subsidiary to provide a satellite-based communications system to Peru; this contract has experienced delays due to Peru's ongoing negotiations with world finance agencies. In addition, the backlog reflects a change in the nature of the Company's business -- it now relies less on a long-term development contracts, which typically generate a high backlog, and instead the Company is emphasizing new markets where the time between order and delivery is often just a few months.


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

The electronic components and supplies, printed circuit assemblies, keypad assemblies and molded parts needed for the Company's LXE products are generally available from a variety of sources. Bar code scanners are included in almost all of LXE's orders, and a significant number of the scanners are purchased from Symbol Technologies, Inc. (Symbol), which is also competitor of the Company; however, there are alternative suppliers that manufacture and sell bar code scanners under license agreements with Symbol. The Company believes that LXE's other competitors also rely on scanning equipment purchased from or licensed by Symbol. In addition, Symbol and LXE have a license agreement which allows the Company to utilize Symbol's patented integrated scanning technology in certain future products.

Certain of LXE's newer DOS-based terminals are manufactured for Lxe by single third parties under OEM supply agreements; Lxe is exploring contractual arrangements with additional suppliers, and is also internally developing alternative terminal products.

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

In microwave and antenna markets, the Company's EMS and CAL subsidiaries compete with divisions of certain large U.S. industrial concerns, such as Raytheon Company, M/A-Com, Inc. and Rockwell, as well as non-U.S. companies such as Spar, COMDEV and RACAL. There are larger companies which are potential competitors of EMS or CAL for certain contracts but are potential customers on other contracts. Certain major customers could also elect to internally develop and manufacture the products that they presently purchase from the Company.

Principal competitors in the Company's wireless logistics business segment include Norand Corporation, Symbol Technologies,
Litton Industries, Teklogix Corp. and Telxon Corporation.

The Company believes that the key competitive factors within the Company's advanced communications and signal processing markets continue to be product performance, technical expertise and support to customers, adherence to delivery schedules, and price. Principal customers for wireless logistics systems are medium and large businesses that use data communications systems in complex applications where the performance and quality of products and services are believed to be important purchase criteria, but pricing is also an increasingly important competitive factor.

RESEARCH AND DEVELOPMENT
The Company conducts a major portion of its research and development for advanced communications and signal processing in direct response to the unique technical requirements of a customer's order, and most of these costs are included with the overall manufacturing costs for specific orders. Nevertheless, internally sponsored research and development in the microwave and antenna area was $5.2 million in 1996, reflecting increased efforts to enhance PCS/cellular antennas and aeronautical SATCOM products, and to develop other mobile communications technologies. Significant internally sponsored research and development is conducted by LXE, which has delivered new product designs and performance enhancements during the past three years, including spread spectrum radios, expanded host computer connectivity options, a new generation of RF infrastructure components, and terminals that support DOS, Windows and client/server networks. In 1996, 1995 and 1994, the Company invested a consolidated total of $12.1 million, $10.4 million and $8.1 million, respectively, in internally sponsored research and development. The Company holds a number of patents and licenses and several patents are pending for proprietary technologies developed by the Company.

EMPLOYEES
As of December 31, 1996, the Company and its subsidiaries employed a total of approximately 1,200 persons. Over 75% of the Company's employees are directly involved in engineering or manufacturing activities.

EXECUTIVE OFFICERS OF THE REGISTRANT
Information concerning the executive officers of the Company is set forth below:

Thomas E. Sharon, age 51, became Chief Executive Officer in July 1994, and had previously served as President since 1987. He joined the Company as an engineer in 1971 and later served as Executive Vice President from 1985 to 1987. He became a Director in 1984. He also serves as a Director of each of the Company's operating subsidiaries, and is the Chief Executive Officer of LXE Inc.

Don T. Scartz, age 54, has served as Senior Vice President and Chief Financial Officer of the Company since 1995; he has also served as Treasurer since 1981, and as Vice President-Finance of the Company from 1981 to 1995, and as Secretary from 1982 to 1991. He joined the Company as Controller in 1978. He also serves as the Chief Financial Officer of each of the Company's operating subsidiaries. He became a director of the Company in 1995.

William S. Jacobs, age 51, became General Counsel and Secretary of the Company in 1992, and Vice President in 1993. He also serves as General Counsel and Secretary of EMS Technologies, Inc. and LXE Inc. Previously, he was engaged in the private practice of law, and in such capacity had served as the Company's principal corporate legal counsel since 1982.

Neilson A. Mackay, age 56, has served since September 1992 as President of CAL Corporation, a controlling interest in which was acquired by the Company in January 1993. Prior to joining CAL, he had served since 1988 as President of Innotech Aviation Limited, a Montreal, Quebec-based privately held aerospace company with approximately 650 employees. Innotech is active in all post-manufacturing sectors of the corporate aviation market, including aircraft sales, flight management, maintenance, and interior and avionics modifications.

Jeffrey A. Leddy, age 41, has served since July 1994 as President of EMS Technologies, Inc. He joined the Company as an engineer in September 1980.

John J. Farrell, age 45, joined LXE as President and Chief Operating Officer in May 1995. Prior to joining LXE, he had been Senior Vice-President and Chief Operating Officer of Oki Telecom, a world-wide supplier of cellular telephones and base stations, since 1993. During the three years prior to 1993, he directed Oki's marketing and sales efforts.

ITEM 2.  Properties.

The Company's corporate headquarters and its Georgia operations, EMS and LXE, are located in four buildings located in or near Technology Park, Norcross, Georgia, a suburb of Atlanta. EMS is principally located in a Company-owned 140,000 square foot building on 13.5 acres. It also rents 16,000 square feet in another building under a lease which expires in 2000. LXE is located primarily in a 110,000 square foot building which it owns on 7.6 acres.

The combined Georgia facilities comprise clean rooms, a microelectronics laboratory, materials storage and control areas, assembly and test areas, offices, engineering laboratories, a ferrites laboratory, drafting and design facilities, a machine shop, a metals finishing facility, dark rooms and painting facilities.

CAL Corporation operates in approximately 52,700 square feet of leased space in a single building located outside Ottawa, Canada.
The lease expires in August 1997.


ITEM 3.  Legal Proceedings.
         Not Applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders.

At a Special Meeting of the Company's shareholders held on December 30, 1996, the shareholders voted on a proposal to issue shares of the Company's common stock to acquire all outstanding shares of LXE Inc. held by other shareholders, at a ratio of .75 Company shares for each LXE share, and to approve certain amendments of the Company's 1992 Stock Incentive Plan required to convert outstanding options for LXE shares into a proportionate number of options for the Company's shares.

The proposal was approved by the favorable vote of 4,098,015 shares, with 205,015 shares opposed and 78,688 shares abstaining.





                             PART II

ITEM 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.

The common stock of Electromagnetic Sciences, Inc. is traded in the over-the-counter market (Nasdaq symbol ELMG). At March 24, 1997 there were approximately 1,000 shareholders of record, and the Company believes that there were approximately 4,000 beneficial shareholders, based upon broker requests for distribution of Annual Meeting materials. The price range of the stock is shown below:
                      1996 Price Range     1995 Price Range
                        High      Low         High     Low

First Quarter         $13-11/16  10-1/2      12-1/8   10
Second Quarter         16- 3/8   10-3/4      15-3/8   10
Third Quarter          17- 1/4   10-1/4      17-5/8   10-3/8
Fourth Quarter         22        16-1/8      12-1/8    9-1/2

The Company has never paid a cash dividend with respect to shares of its common stock and has retained its earnings to provide cash for the operation and expansion of its business. Future dividends, if any, will be determined by the Board of Directors in light of the circumstances then existing, including the Company's earnings and financial requirements and general business conditions.

ITEM 6.  Selected Financial Data.

Information required for this item is incorporated herein by reference to the Selected Financial Data contained in the Company's 1996 Annual Report to Shareholders, and is included in
Exhibit 13.1.

ITEM 7.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition

Information required for this item is incorporated herein by reference to the Management's Discussion and Analysis of Results of Operations and Financial Condition contained in the Company's 1996 Annual Report to Shareholders, and is included in Exhibit 13.1.

ITEM 8.  Financial Statements and Supplementary Data.

Information required for this item is incorporated herein by reference to the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in the Company's 1996 Annual Report to Shareholders, and is included in Exhibit 13.1.

ITEM 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

Not applicable.


                             PART III

ITEM 10. Directors and Executive Officers of the Registrant.

The information concerning directors called for by this Item is contained in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference. The information concerning executive officers called for by this Item is set forth under the caption "Executive Officers of the Registrant" in Item 1 hereof.

ITEM 11. Executive Compensation.

The information called for by this Item is contained in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and
         Management.

The information called for by this Item is contained in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions.

Information concerning the Company's consulting arrangement with John E. Pippin, Chairman of the Board, and concerning the interests of certain directors, officers and holders of more than 5% of the Company's outstanding shaes, in the LXE Inc. shares acquired by the Company during 1996, is contained in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.


                          PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K.

(a)1.  Financial Statements

The following consolidated financial statements are contained in the Company's 1996 Annual Report to Shareholders, and are incorporated herein by reference to Exhibit 13.1:


     Independent Auditors' Report.

     Consolidated Statements of Earnings -
      Years ended December 31, 1996, 1995 and 1994.

     Consolidated Balance Sheets - December 31, 1996 and 1995.

     Consolidated Statements of Stockholders' Equity -
      Years ended December 31, 1996, 1995 and 1994.

     Consolidated Statements of Cash Flows -
      Years ended December 31, 1996, 1995 and 1994.

     Notes to Consolidated Financial Statements.


(a)2.  Financial Statement Schedules

                                                            Page
     Independent Auditors' Report                            14

      I.  Condensed Financial Information of
          Registrant                                        15-17

     II.  Valuation and Qualifying Accounts -
          Years ended December 31, 1996, 1995
          and 1994                                           18



All other schedules are omitted as the required information is inapplicable, or the information is presented in the financial statements or related notes.

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Electromagnetic Sciences, Inc.:

Under date of January 28, 1997, we reported on the consolidated balance sheets of Electromagnetic Sciences, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.







                                  KPMG Peat Marwick LLP



Atlanta, Georgia
January 28, 1997

Schedule I


Electromagnetic Sciences, Inc. And Subsidiaries
Condensed Financial Information of Registrant
(In thousands)

Balance Sheets
                                             December 31
                                         1996           1995
ASSETS
Cash and cash equivalents              $ 2,004          3,577
Prepaid taxes                              446            494
                                        ------         ------
     Total current assets                2,450          4,071
                                        ------         ------
Land                                       900            900
Building                                 8,208          8,208
Accumulated depreciation                (1,813)        (1,608)
                                        ------         ------
     Net land and building               7,295          7,500
                                        ------         ------
Intercompany receivables                17,155         15,875
Investment in subsidiaries              63,623         39,848
Other assets                             1,202            410
                                        ------         ------
Total assets                           $91,725         67,704
                                        ======         ======


LIABILITIES
Current liabilities                    $   705          1,496
Long-term debt                           3,770          3,770
Deferred income taxes                      -            2,229
                                        ------         ------
     Total liabilities                   4,475          7,495
                                        ------         ------
Stockholders' equity
  Common stock                             844            700
  Additional paid-in capital            32,581         10,681
  Foreign currency translation
   adjustment                              (47)           (17)
  Retained earnings                     53,872         48,845
                                        ------         ------
     Total stockholders' equity         87,250         60,209
                                        ------         ------
Total liabilities and stockholders'
  equity                               $91,725         67,704
                                        ======         ======



Schedule I (continued)


Electromagnetic Sciences, Inc. And Subsidiaries
Condensed Financial Information of Registrant
(In thousands)

Statements of Earnings


                                      Years Ended December 31
                                     1996       1995       1994

Equity in earnings of subsidiaries  $ 2,581     1,973      3,896

Intercompany charges and other,
  net                                   818       701        667
Interest expense                       (146)     (157)       (27)
                                     ------     -----      -----
     Earnings before income
       taxes                        $ 3,293     2,517      4,536

Income taxes                         (1,774)      207        273
                                     ------     -----      -----
Net earnings                        $ 5,027     2,310      4,263
                                     ======     =====      =====


Schedule I (continued)

Electromagnetic Sciences, Inc. And Subsidiaries
Condensed Financial Information of Registrant
(In thousands)

Statements of Cash Flows

                                           Years Ended December 31
                                         1996       1995       1994
Cash flows from operating activities:
  Net earnings                        $ 5,027      2,310      4,263
 Adjustment to reconcile net
  earnings to cash
  used in operating activities:
    Equity in earnings of
      subsidiaries                     (2,028)    (1,973)    (3,896)
    Depreciation expense                  205        198        191
    Increase in intercompany
      receivables                      (1,280)    (2,672)    (1,613)
    Increase (decrease) in deferred
      taxes and other                  (2,168)       435       (931)
                                       ------     ------     ------
     Cash used in operating
      activities                         (244)    (1,702)    (1,986)
                                       ------     ------     ------
Cash flows from investing activities:
  Investment in building                  -         (556)       -
  Investment in CAL                       -          -         (191)
  Proceeds from marketable securities     -          400        790
  Purchase of LXE common stock from
   minority shareholders               (1,158)       -          -
  Investment in privately-held company   (800)       -          -
     Cash provided by (used in)        ------     ------     ------
      Investing activities             (1,958)      (156)       599
                                       ------     ------     ------
Cash flows from financing activities:
  Proceeds from exercise of
    stock options                         629        532        743
                                       ------     ------     ------
Net change in cash and cash
  equivalents                          (1,573)    (1,326)      (644)

Beginning cash and cash
  equivalents                           3,577      4,903      5,547
                                       ------     ------     ------
Ending cash and cash equivalents      $ 2,004      3,577      4,903
                                       ======      ======     ======





Schedule II


Electromagnetic Sciences, Inc.
Valuation and Qualifying Accounts
(In thousands)


                              Years ended December 31,1996, 1995 and 1994
                                  Additions  Additions
                      Balance at  charged to charged to                 Balance
                       beginning  costs and    other                    at end
Classification         of year    expenses    accounts   Deductions(a)  of year


Allowance for
 Doubtful Accounts:
   1994                  $   320       325       -            -           645

   1995                  $   645       390       -          (315)         720

   1996                  $   720        -        -          (450)         270


Reserve for Deferred
 Tax Assets:

   1994                  $ 4,359       969       -            -         5,328

   1995                  $ 5,328       833       -            -         6,161

   1996                  $ 6,161       751       -            -         6,912




(a) Deductions in 1996 and 1995 represented reductions of the level of reserves determined to be necessary based upon the general aging of receivables and the repayment of certain balances. In addition, deductions in 1996 included the write-off of $183,000 of non-U.S. receivables.


(a)3.  Exhibits
The following exhibits are filed as part of this report:

 2.1 Agreement and Plan of Merger, dated December 31, 1996, among Electromagnetic Sciences, Inc., LXE Inc. and LXE Merger Subsidiary, Inc.

 3.1 Amended and Restated Articles of Incorporation of Electromagnetic Sciences, Inc., effective July 3, 1989 (incorporated by reference to
       Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

 3.2   Bylaws of Electromagnetic Sciences, Inc., as amended through
       March 20, 1995 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31,
       1994).

 4.1 Electromagnetic Sciences, Inc. Stockholder Rights Plan dated as of July 3, 1989 (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31,
       1995).

 4.2   Agreement with respect to long-term debt pursuant to Item
       601(b)(4)(iii)(A) (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31,
       1995).

10.1 Employment Agreement dated as of January 1, 1989, by and between the Company and Thomas E. Sharon (incorporated by reference to
       Exhibit 19.9 to the Company's Report on Form 10-Q for the quarter ended June 30, 1992).

10.2 Amendment, dated July 29, 1992, of Employment Agreement dated as of January 1, 1989, by and between the Company and Thomas
       E. Sharon (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31,
       1993).

10.3 Second Amendment, dated November 15, 1994, of Employment Agreement dated as of January 1, 1989, by and between the Company and Thomas E. Sharon (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31,
       1994).

10.4 Consulting Agreement, effective January 1, 1995, by and between the Company and John E. Pippin (incorporated by reference to Exhibit
       10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).




10.5   1981 Incentive Stock Option Plan, as amended and restated
       February 6, 1987, and further amended through March 23, 1989 (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).


10.6 Form of split-dollar life insurance agreement between the Company and certain of its officers (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991).

10.7   Form of split-dollar life insurance agreement effective
       January 1, 1993, between the Company and an executive officer (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

10.8 Electromagnetic Sciences, Inc. 1986 Directors' Stock Option Plan, as amended through July 31, 1992 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

10.9   Electromagnetic Sciences, Inc. 1986 Non-Qualified Stock Option
       Plan, as amended through July 31, 1992 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

10.10 Electromagnetic Sciences, Inc. 1992 Stock Incentive Plan as amended through October 3, 1996 (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement No. 333-14235 on Form S-4).

10.11  Electromagnetic Sciences, Inc. 1997 Stock Incentive Plan.

10.12 Form of Stock Option Agreement evidencing options granted in 1992, 1993 and 1995 to certain executive officers under the Electromagnetic Sciences, Inc. 1992 Stock Incentive Plan
       (incorporated by reference to Exhibit 19.3 to the Company's Report on Form 10-Q for the quarter ended June 30, 1992).

10.13 Form of Stock Option Agreement dated May 15, 1995, evidencing option granted to John J. Farrell, Jr. under the 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31,
       1995).

10.14 Form of Stock Option Agreement evidencing options granted automatically under the 1992 Stock Incentive Plan to newly-elected non-employee members of the Board of Directors (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

10.15 Form of Stock Option Agreement evidencing option granted January 27, 1995 to John E. Pippin (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

10.16 Form of Stock Option Agreement evidencing options granted January 1, 1989 to certain executive officers under the LXE Inc. 1989 Stock Incentive Plan, and thereafter converted into options for reduced numbers of shares, at the same aggregate exercise prices, under the Company's 1992 Stock Incentive Plan.

10.17  Form of Stock Option Agreement evidencing option granted
       September 26, 1990 to an executive officer under the LXE Inc. 1989 Stock Incentive Plan, and thereafter converted into an option for a reduced number of shares, at the same aggregate exercise price, under the Company's 1992 Stock Incentive Plan.

10.18  Form of Stock Option Agreement evidencing option granted
       September 26, 1990 to John B. Mowell under the LXE Inc. 1989 Stock Incentive Plan, and thereafter converted into an option for a reduced number of shares, at the same aggregate exercise price, under the Company's 1992 Stock Incentive Plan.

10.19 Form of Stock Option Agreement evidencing options granted in 1992 to certain executive officers under the LXE Inc. 1989 Stock Incentive Plan, and thereafter converted into options for reduced numbers of shares, at the same aggregate exercise prices, under the Company's 1992 Stock Incentive Plan (incorporated by reference to Exhibit 19.1 to the Report on Form 10-Q of LXE Inc. for the quarter ended June 30, 1992).

10.20 Form of Stock Option Agreement dated May 15, 1995, evidencing option granted to John J. Farrell, Jr. under the LXE Inc. 1989
       Stock Incentive Plan, and thereafter converted into an option for a reduced number of shares, at the same aggregate exercise price, under the Company's 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the LXE Inc. Annual Report on Form 10-K for the year ended December 31, 1995).

10.21  Electromagnetic Sciences, Inc. Executive Annual Incentive
       Compensation Plan, adopted January 24, 1997.

10.22 Restricted Stock Award Restriction Agreement dated May 15, 1995, between the Company and John J. Farrell, Jr. (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

10.23 Form of Indemnification Agreement between the Company and its directors (incorporated by reference to Exhibit 19.5 to the Company's Report on Form 10-Q for the quarter ended June 30, 1992).

10.24 Form of Indemnification Agreement between the Company and its Vice President and General Counsel (incorporated by reference to Exhibit
       19.6 to the Company's Report on Form 10-Q for the quarter ended June 30, 1992).

10.25 Form of Indemnification Agreement between LXE Inc. and certain of the Company's officers and directors in their capacity as directors of LXE Inc. (incorporated by reference to Exhibit 19.2 to the Report on Form 10-Q of LXE Inc. for the quarter ended June 30, 1992).

10.26 Form of Indemnification Agreement between LXE Inc. and certain officers of the Company in their capacity as officers of LXE Inc. (incorporated by reference to Exhibit 19.3 to the Report on Form 10-Q of LXE Inc. for the quarter ended June 30, 1992).

10.27 Letters dated April 17, 1995 and April 19, 1995 between LXE Inc. and John J. Farrell, Jr. concerning the terms of his employment as President of LXE Inc. (incorporated by reference to Exhibit 10.1 to Report on Form 10-Q of LXE Inc. for the quarter ended June 30,
       1995).

11.1   Statement re:  Computation of Per Share Earnings.

13.1 Those portions of the Company's 1996 Annual Report to Shareholders incorporated by reference into this Annual Report on Form 10-K.

22.1   Subsidiaries of the registrant.

23.1 Independent Auditors' Consent to incorporation by reference in Registration Statements Nos. 2-76455, 2-78442, 2-94049, 33-31216,
       33-38829, 33-41041, 33-41042, 33-50528 and 333-20843, each on Form
       S-8.

(b).  Reports on Form 8-K.

On January 14, 1997, the Company filed its Report on Form 8-K dated December 31, 1996, reporting the acquisition of the outstanding minority shares of LXE Inc., pursuant to Item 2 of such Report.




                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTROMAGNETIC SCIENCES, INC.

By:  /s/ Thomas E. Sharon                        Date: 3/28/97
    President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  /s/ Thomas E. Sharon                        Date: 3/28/97
    President and Chief Executive
    Officer and Director
    (Principal Executive Officer)


By:  /s/ John E. Pippin                          Date: 3/28/97
    John E. Pippin, Chairman of the Board


By:  /s/ Don T. Scartz                           Date: 3/28/97
    Don T. Scartz, Senior Vice President
    and Chief Financial Officer, Treasurer
    and Director
    (Principal Financial and Accounting
    Officer)


By:  /s/ Anthony J. Iorillo                      Date: 3/28/97
    Anthony J. Iorillo, Director


By:  /s/ Jerry H. Lassiter                       Date: 3/28/97
    Jerry H. Lassiter, Director


By:  /s/ John H. Levergood                       Date: 3/28/97
    John H. Levergood, Director


By:  /s/ John B. Mowell                          Date: 3/28/97
    John B. Mowell, Director



Exhibit 11.1


ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES

Statement re: Computation of Per Share Earnings
(In thousands, except net earnings per share)


                                            Years Ended December 31
                                           1996      1995       1994
Common equivalent shares:

 Common stock - weighted average
  shares outstanding                      7,403     6,929      6,766

 Dilutive effect of outstanding
  common stock options (as determined
  by the treasury stock method using
  the average market price for the
  period)                                   328       232        277

 Total common and common equivalent
  shares                                  7,731     7,161      7,043

For purposes of calculating primary
earnings per share, the Company's
proportionate share of the net earnings
of LXE Inc. Has been adjusted to reflect the dilutive effect of LXE's outstand-ing stock options. Following is a summary of net earnings applicable to earnings per common and common equiva-lent share:

  Net earnings excluding LXE Inc.       $ 5,451     2,431       1,226

  Adjusted proportionate share of
   net earnings (loss) of LXE Inc.         (424)     (121)      2,841

  Total net earnings applicable to
   earnings per common and common
   equivalent share                     $ 5,027     2,310       4,067

  Net earnings per common and
   common equivalent share              $  .65        .32         .58



                                                         EXHIBIT 2.1

                   AGREEMENT AND PLAN OF MERGER

     THIS AGREEMENT is entered into as of December 31, 1996 among Electromagnetic Sciences, Inc., a Georgia corporation ("ELMG"), LXE Inc., a Georgia corporation ("LXE"), and LXE Merger Subsidiary, Inc., a Georgia corporation wholly owned by ELMG ("Mergsub").

     WHEREAS, the shareholders and the Board of Directors of ELMG, and the Board of Directors of Mergsub, have approved the merger of LXE with and into Mergsub (the "Merger") upon the terms and subject to the conditions set forth herein and in accordance with the provisions of the Georgia Business Corporation Code (the "GBCC"); and

     WHEREAS, Mergsub owns at least 90% of the issued and outstanding common stock, $.01 par value per share, of LXE (the "LXE Shares"), and, therefore, the Merger can be effected pursuant to Section 14-2-1104 of the GBCC without the approval of the Board of Directors of LXE or the shareholders of Mergsub or LXE.

     THEREFORE, in consideration of the foregoing premises and the mutual agreements contained herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, LXE and Mergsub, intending to be legally bound, hereby agree as follows:


                            ARTICLE I
                             MERGER

     1.1 The Merger. At the Effective Time (as defined in Section 1.3). LXE shall be merged with and into Mergsub as provided herein. Thereupon, the corporate existence of Mergsub, with all its purposes, powers and objects, shall continue unaffected and unimpaired by the Merger, and the corporate identity and existence, with all the purposes, powers and objects, of LXE shall be merged into Mergsub, and Mergsub, as the corporation surviving the Merger, shall be fully vested therewith. The separate existence and corporate organization of LXE shall cease upon the Merger becoming effective as herein provided and thereupon Mergsub and LXE shall be a single corporation (herein sometimes called the "Surviving Corporation").

     1.2 Filing. The Surviving Corporation shall cause a certificate of merger in substantially the form of Exhibit A attached hereto (the "Certificate of Merger") to be filed with the office of the Secretary of State of Georgia on the date mutually agreed by ELMG, LXE and Mergsub.

     1.3 Effective Time of the Merger. The Merger shall be effective at the time that the filing of the Certificate of Merger with the Secretary of State of Georgia is completed, which time is sometimes referred to herein as the "Effective Time" and the date thereof is referred to herein as the "Effective Date."


                           ARTICLE II
                ARTICLES OF INCORPORATION; BYLAWS;
                     DIRECTORS AND OFFICERS

     2.1 Article. The Articles of Incorporation of Mergsub as in effect immediately before the Effective Time shall be the Articles of Incorporation of the Surviving Corporation, except that the name of the Surviving Corporation shall be LXE Inc.

     2.2 Bylaws. The Bylaws of Mergsub as in effect immediately before the Effective Time shall continue unchanged as the Bylaws of the Surviving Corporation until they are altered, amended or repealed in accordance with law, the Articles of Incorporation of the Surviving Corporation or such Bylaws.

     2.3  Directors and Officers.

     (a) From and after the Effective Time, the members of the Board of Directors of the Surviving Corporation shall consist of the members of the Board of Directors of Mergsub immediately before the Effective Date, each of such persons to serve until his or her successor is elected and qualified or until his or her earlier death, resignation or removal. If, on or after the Effective Time, a vacancy exists in the Board of Directors of the Surviving Corporation, such vacancy may thereafter be filled in the manner provided by law and the Bylaws of the Surviving Corporation.

     (b) From and after the Effective Time, each of the officers of LXE shall be such officer of the Surviving Corporation until his or her successor is elected and qualified or until his or her earlier death, resignation or removal, and in such capacity shall be vested with any and all authority and responsibility to which he or she was theretofore vested in his or her capacity as an officer of LXE.
                            ARTICLE III
                CONVERSION AND EXCHANGE OF SHARES;
                 FRACTIONAL SHARES; STOCK OPTIONS

     3.1 Conversion. At the Effective Time, the issued LXE Shares shall, by virtue of the Merger and without any action on the part of the holders thereof, become and be converted or be cancelled as follows: (A) Each outstanding share (excluding any shares held in the treasury, or owned by Mergsub, LXE or any subsidiary of LXE) shall be converted into and become the right to receive .75 shares of common stock, $.10 par value per share, of ELMG ("ELMG Shares"); and
(B) each LXE Share held in the treasury, or owned by Mergsub, LXE or any subsidiary of LXE shall be cancelled, retired and cease to exist, and no payment shall be made in respect thereof.

     3.2  Exchange of Shares; Fractional Shares.

     (a) ELMG has selected a bank or trust company to act as exchange agent (the "Exchange Agent") for the payment of the consideration specified in Section 3.1(A), upon surrender of certificates representing LXE Shares. Promptly after the Effective Time, ELMG shall deposit or cause to be deposited with the Exchange Agent the number of newly-issued ELMG Shares required to be exchanged for LXE Shares pursuant to the Merger.

     (b) Promptly after the Effective Time, the Exchange Agent shall mail to each record holder (other than ELMG), as of the Effective Date, of an outstanding certificate or certificates which immediately before the Effective Time represented LXE Shares (each a "Certificate" and collectively the "Certificates") a form letter of transmittal (which shall specify that delivery shall be effected, and risk of loss and title to each Certificate shall pass, only upon proper delivery of such Certificate to the Exchange Agent) and instructions for use in effecting the surrender of the Certificates in exchange for ELMG Shares. Upon surrender to the Exchange Agent of a Certificate, together with such letter of transmittal, duly executed, the holder of such Certificate shall be entitled to receive in exchange therefor the appropriate number of ELMG Shares and such Certificate shall forthwith be cancelled.

     (c) No holder of LXE Shares shall receive fractional ELMG Shares in the Merger, and all such fractional share interests that otherwise would be issued shall be aggregated and sold by the Exchange Agent, which shall distribute the proceeds of such sale to the former holders of LXE Shares pro rata based on the fractional share interest each such holder would otherwise be entitled to receive.

     (d) All consideration paid upon the surrender of LXE Shares in accordance with the terms hereof shall be deemed to have been paid, in full satisfaction of all rights pertaining to such shares. After the Effective Time, there shall be no registration of transfers on the stock transfer books of LXE of LXE Shares which were outstanding immediately before the Effective Time. If, after the Effective Time, Certificates are presented to the Surviving Corporation for any purpose, they shall be cancelled and exchanged for the consideration provided in this Article III.

     3.3 Stock Options. At the Effective Time, all outstanding stock options that have been granted under LXE's 1989 Stock Incentive Plan (the "LXE Plan") shall be converted into options to acquire a proportionate number of ELMG Shares under ELMG's 1992 Stock Incentive Plan (the "ELMG Plan"). To effect such conversion, each option to acquire an LXE Share under the LXE Plan outstanding immediately before the Effective Time shall be converted into an option to acquire .75 ELMG Shares under the ELMG Plan, and the per-share exercise price of each such converted option shall be increased by one-third.


                           ARTICLE IV
                  CERTAIN EFFECTS OF THE MERGER

     4.1 Effect of the Merger. On and after the Effective Time and pursuant to the GBCC, the Surviving Corporation shall possess all the rights, privileges, immunities, powers and purposes of each of LXE and Mergsub; all of the property, real and personal, including subscriptions to shares, causes of action and every other asset of LXE and Mergsub shall vest in the Surviving Corporation without further act or deed; and the Surviving Corporation shall assume and be liable for all the liabilities, obligations and penalties of LXE and Mergsub. No liability or obligation due or to become due and no claim or demand for any cause existing against either LXE or Mergsub, or any shareholder, officer or director thereof, shall be released or impaired by the Merger, and no action or proceeding, whether civil or criminal, then pending by or against LXE or Mergsub, or any shareholder, officer or director thereof, shall abate or be discontinued by the Merger, but may be enforced, prosecuted, settled or compromised as if the Merger had not occurred, or the Surviving Corporation may be substituted in any such action or special proceeding in a place of LXE or Mergsub.

     4.2 Further Assurances. If at any time after the Effective Time, the Surviving Corporation determines that any further deeds, assignments or assurances in law or any other things are necessary, desirable or proper to vest, perfect or confirm, of record or otherwise, in the Surviving Corporation, the title to any property or rights of LXE acquired or to be acquired by reason of, or as a result of, the Merger, LXE and Mergsub agree that LXE, Mergsub and their proper officers and directors shall and will execute and deliver all such proper deeds, assignments and assurances in law and do all things necessary, desirable or proper to vest, perfect or confirm title to such property or rights in the Surviving Corporation and otherwise to carry out the purpose of this Agreement, and that the proper officers and directors of Mergsub and the proper officers and directors of the Surviving Corporation are fully authorized in the name of Mergsub or otherwise to take any and all such action.


                            ARTICLE V
                          MISCELLANEOUS

     5.1 Closing. A closing (the "Closing" and the date and time thereof being the "Closing Date") will be held as soon as practicable at such place as the parties may agree. Immediately thereafter, the Certificate of Merger will be filed.

     5.2 Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

     5.3 Headings. The headings of articles and sections herein are for convenience of reference, do not constitute a part of this Agreement, and shall not be deemed to limit or affect any of its provisions.
     5.4 Variations and Amendment. This Agreement may be varied or amended only by written action of ELMG, LXE and Mergsub.

     5.5 Governing Law. This Agreement shall be governed by, and construed and enforced in accordance with, the laws of the State of Georgia, without regard to its conflict of laws rules.

     5.6 Entire Agreement. This Agreement constitutes the entire agreement among the parties with respect to the subject matter hereof and supersedes all other prior agreements and understandings, both written and oral, between the parties with respect to the subject matter hereof.

     5.7 Validity. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, all of which shall remain in full force and effect.





       (remainder of page intentionally left blank)































     IN WITNESS WHEREOF, ELMG, LXE and Mergsub have executed this
Merger Agreement as of the date first above written.



                                   ELECTROMAGNETIC SCIENCES, INC.


                                   By: /s/ Thomas E. Sharon
                                   Title: President and
                                          Chief Executive Officer

Attest:


/s/ William S. Jacobs
William S. Jacobs, Secretary

                                   LXE MERGER SUBSIDIARY, INC.

                                   By: /s/ Thomas E. Sharon
                                   Title: President

Attest:

/s/ William S. Jacobs
William S. Jacobs, Secretary

                                   LXE INC.

                                   By: /s/ Thomas E. Sharon
                                   Title: Chief Executive Officer

Attest:

/s/ William S. Jacobs
William S. Jacobs, Secretary


EXHIBIT 10.11                                          As adopted
                                             January 24, 1997


                  ELECTROMAGNETIC SCIENCES, INC.
                    1997 STOCK INCENTIVE PLAN

                        TABLE OF CONTENTS

                                                            Page


ARTICLE I DEFINITIONS                                         1
     (a)  "Award"                                             1
     (b)  "Board"                                             1
     (c)  "Code"                                              1
     (d)  "Committee"                                         1
     (e)  "Company"                                           1
     (f)  "Director"                                          2
     (g)  "Disinterested Person"                              2
     (h)  "Employee"                                          2
     (i)  "Employer"                                          2
     (j)  "Fair Market Value"                                 3
     (k)  "Grantee"                                           3
     (l)  "ISO"                                               3
     (m)  "1934 Act"                                          3
     (n)  "Officer"                                           3
     (o)  "Option"                                            3
     (p)  "Option Agreement"                                  4
     (q)  "Optionee"                                          4
     (r)  "Option Price"                                      4
     (s)  "Parent"                                            4
     (t)  "Plan"                                              4
     (u)  "Purchasable"                                       4
     (v)  "Qualified Domestic Relations Order"                4
     (w)  "Reload Option"                                     4
     (x)  "Restricted Stock"                                  5
     (y)  "Restriction Agreement"                             5
     (z)  "Stock"                                             5
     (aa) "Subsidiary"                                        5

 ARTICLE II THE PLAN                                          5
     Section 2.1  Name                                        5
     Section 2.2  Purpose                                     5
     Section 2.3  Effective Date                              5
     Section 2.4  Termination Date                            5

ARTICLE III ELIGIBILITY                                       6

ARTICLE IV  ADMINISTRATION                                    6
     Section 4.1  Duties and Powers of the Committee          6
     Section 4.2  Interpretation; Rules                       6
     Section 4.3  No Liability                                7
     Section 4.4  Majority Rule                               7
     Section 4.5  Company Assistance                          7

ARTICLE V  SHARES OF STOCK SUBJECT TO PLAN                    7
     Section 5.1  Limitations                                 7
     Section 5.2  Antidilution                                8

ARTICLE VI OPTIONS                                            9
     Section 6.1  Types of Options Granted                    9
     Section 6.2  Option Grant and Agreement                 10
     Section 6.3  Optionee Limitations                       10
     Section 6.4  $100,000 Limitation                        11
     Section 6.5  Option Price                               11
     Section 6.6  Exercise Period                            11
     Section 6.7  Option Exercise                            12
     Section 6.8  Nontransferability of Option               13
     Section 6.9  Termination of Employment                  14
     Section 6.10 Employment Rights                          14
     Section 6.11 Certain Successor Options                  14
     Section 6.12 Conditions to Issuing Option Stock         15
     Section 6.13 Automatic Option Grants to Certain
                  Directors                                  15

ARTICLE VII RESTRICTED STOCK                                 17
     Section 7.1  Awards of Restricted Stock                 17
     Section 7.2  Non-Transferability                        18
     Section 7.3  Lapse of Restrictions                      18
     Section 7.4  Termination of Employment                  18
     Section 7.5  Treatment of Dividends                     18
     Section 7.6  Delivery of Shares                         18
     Section 7.7  Payment of Withholding Taxes               19

ARTICLE VIII TERMINATION, AMENDMENT AND MODIFICATION OF PLAN 20

ARTICLE IX  MISCELLANEOUS                                     20
     Section 9.1  Replacement or Amended Grants               20
     Section 9.2  Forfeiture for Competition                  20
     Section 9.3  Plan Binding on Successors                  21
     Section 9.4  Headings Not a Part of Plan                 21

                   ELECTROMAGNETIC SCIENCES, INC.
                    1997 STOCK INCENTIVE PLAN


                            ARTICLE I
                           DEFINITIONS

          As used herein, the following terms have the meanings hereinafter set forth unless the context clearly indicates to the contrary:

          (a)  "Award" shall mean a grant of Restricted Stock.

          (b) "Board" shall mean the Board of Directors of the Company.

          (c) "Code" shall mean the United States Internal Revenue Code of 1986, as amended, including effective date and transition rules (whether or not codified). Any reference herein to a specific section or sections of the Code shall be deemed to include a reference to any corresponding provision of future law.

          (d) "Committee" shall mean a committee of at least two Directors appointed from time to time by the Board, having the duties and authority set forth herein in addition to any other authority granted by the Board; provided, however, that with respect to any Options or Awards granted to an individual who is also an Officer or Director, the Committee shall consist of at least two Non-Employee Directors (who need not be members of the Committee with respect to Options or Awards granted to any other individuals), and all authority and discretion shall be exercised by such Non-Employee Directors, and references herein to the "Committee" shall mean such Non-Employee Directors insofar as any actions or determinations of the Committee shall relate to or affect Options or Awards made to or held by any Officer or Director.

          (e)  "Company" shall mean Electromagnetic Sciences,
     Inc., a Georgia corporation.
          (f)  "Director" shall mean a member of the Board.

          (g) "Employee" shall mean any employee of the Company or any Subsidiary of the Company.

          (h) "Employer" shall mean the corporation that employs a Grantee.

          (i) "Fair Market Value" of the shares of Stock on any date shall mean

               (i) the closing sales price, regular way, or in the absence thereof the mean of the last reported bid and asked quotations, on such date on the exchange having the greatest volume of trading in the shares during the thirty-day period preceding such date (or if such exchange was not open for trading on such date, the next preceding date on which it was open); or

               (ii) if there is no price as specified in (i), the final reported sales price, or if not reported in the following manner, the mean of the closing high bid and low asked prices, in the over-the-counter market for the shares as reported by the National Association of Securities Dealers Automatic Quotation System or, if not so reported, then as reported by the National Quotation Bureau Incorporated, or if such organization is not in existence, by an organization providing similar services, on such date (or if such date is not a date for which such system or organization generally provides reports, then on the next preceding date for which it does so); or

               (iii)  if there also is no price as specified in
               (ii), the price determined by the Committee by reference to bid-and-asked quotations for the shares provided by members of an association of brokers and dealers registered pursuant to subsection 15(b) of the 1934 Act, which members make a market in the shares, for such recent dates as the Committee shall determine to be appropriate for fairly determining current market value; or

               (iv)  if there also is no price as specified in
               (iii), the amount determined in good faith by the Committee based on such relevant facts, which may include opinions of independent experts, as may be available to the Committee.

          (j) "Grantee" shall mean an Employee, former employee or other person who is an Optionee or who has received an Award of Restricted Stock.

          (k) "ISO" shall mean an Option that complies with and is subject to the terms, limitations and conditions of Code section 422 and any regulations promulgated with respect thereto.

          (l) "1934 Act" shall mean the Securities Exchange Act of 1934, as amended from time to time.

          (m) "Non-Employee Director" shall have the meaning set forth for such term or corresponding concept in Rule 16b-3 under the 1934 Act, as the same may be in effect from time to time, or in any successor rule thereto, and shall be determined for all purposes under the Plan according to interpretative or "no-action" positions with respect thereto issued by the Securities and Exchange Commission or its staff; provided, however, that to the extent it is determined and intended that Options qualify as "performance-based compensation" within the meaning of section 162(m) of the Code, a person shall be a "Non-Employee Director" only if he or she is also an "outside director" within the meaning of such section 162(m).

          (n) "Officer" shall mean a person who constitutes an officer of the Company for the purposes of Section 16 of the 1934 Act, as determined by reference to such Section 16 and to the rules, regulations, judicial decisions, and interpretative or "no-action" positions with respect thereto of the Securities and Exchange Commission or its staff, as the same may be in effect or set forth from time to time.

          (o) "Option" shall mean a contractual right to purchase Stock granted pursuant to the provisions of
     Article VI hereof.

          (p) "Option Agreement" shall mean an agreement between the Company and an Optionee setting forth the terms of an Option.

          (q) "Optionee" shall mean a person to whom an Option has been granted hereunder.

          (r) "Option Price" shall mean the price at which an Optionee may purchase a share of Stock pursuant to an Option.

          (s)  "Parent", when used with respect to any
     subjectcorporation, shall mean any other corporation that owns stock possessing 50% or more of the total combined voting power of all classes of stock of the subject corporation or that owns such stock of another corporation in an unbroken chain of corporations having such ownership of the stock of another corporation and ending with the subject corporation.

          (t) "Plan" shall mean the 1997 Stock Incentive Plan of the Company.

          (u) "Purchasable," when used to describe Stock, shall refer to Stock that may be purchased by an Optionee under the terms of this Plan on or after a certain date specified in the applicable Option Agreement.

          (v) "Qualified Domestic Relations Order" shall have the meaning set forth in the Code or in the Employee Retirement Income Security Act of 1974, as amended, or the rules and regulations promulgated under the Code or such Act.

          (w) "Reload Option" shall mean an Option that is granted, without further action of the Committee, (i) to an Optionee who surrenders or authorizes the withholding of shares of Stock in payment of amounts specified in paragraphs 6.7(c) or 6.7(d) hereof, (ii) for the same number of shares as is so paid, (iii) as of the date of such payment and at an Option Price equal to the Fair Market Value of the Stock on such date, and (iv) otherwise on the same terms and conditions as the Option whose exercise has occasioned such payment, subject to such contingencies, conditions or other terms as the Committee shall specify at the time such exercised Option is granted.
          (x) "Restricted Stock" shall mean Stock issued, subject to restrictions, to an Employee pursuant to Article VII hereof.

          (y) "Restriction Agreement" shall mean the agreement setting forth the terms of an Award, and executed by a Grantee as provided in Section 7.1 hereof.

          (z) "Stock" shall mean the $.10 par value common stock of the Company or, in the event that the outstanding shares of such stock are hereafter changed into or exchanged for shares of a different class of stock or securities of the Company or some other corporation, such other stock or securities.

          (aa) "Subsidiary", when used with respect to any subject corporation, shall mean any other corporation as to which the subject corporation is a Parent.


                            ARTICLE II
                             THE PLAN

     2.1  Name.  This plan shall be known as the "Electromagnetic
Sciences, Inc. 1997 Stock Incentive Plan."

     2.2 Purpose. The purpose of the Plan is to advance the interests of the Company, its shareholders, and any Subsidiary of the Company, by offering certain Employees and Directors an opportunity to acquire or increase their proprietary interests in the Company. Options and Awards will promote the growth and profitability of the Company and any Subsidiary of the Company, because Grantees will be provided with an additional incentive to achieve the Company's objectives through participation in its success and growth.

     2.3  Effective Date.  The Plan shall become effective on January
24, 1997.

     2.4 Termination Date. No further Options or Awards shall be granted hereunder on or after January 24, 2007, but all Options or Awards granted prior to that time shall remain in effect in accordance with their terms.


                           ARTICLE III
                           ELIGIBILITY

     The persons eligible to participate in this Plan shall consist only of Directors and those Employees whose participation the Committee determines is in the best interests of the Company. However, no ISO's may be granted, and no Options or Awards may be granted to any Director or Officer, prior to the approval of this Plan by the Company's shareholders.


                            ARTICLE IV
                           ADMINISTRATION

     4.1 Duties and Powers of the Committee. The Plan shall be administered by the Committee. The Committee shall select one of its members as its Chairman and shall hold its meetings at such times and places as it may determine. The Committee shall keep minutes of its meetings and shall make such rules and regulations for the conduct of its business as it may deem necessary. The Committee shall have the power to act by unanimous written consent in lieu of a meeting, and shall have the right to meet telephonically. In administering the Plan, the Committee's actions and determinations shall be binding on all interested parties. The Committee shall have the power to grant Options or Awards in accordance with the provisions of the Plan. Subject to the provisions of the Plan, the Committee shall have the discretion and authority to determine those individuals to whom Options or Awards will be granted and whether such Options shall be accompanied by the right to receive Reload Options, the number of shares of Stock subject to each Option or Award, such other matters as are specified herein, and any other terms and conditions of an Option Agreement or Restriction Agreement. To the extent not inconsistent with the provisions of the Plan, the Committee shall have the authority to amend or modify an outstanding Option Agreement or Restriction Agreement, or to waive any provision thereof, provided that the Grantee consents to such action.

     4.2 Interpretation; Rules. Subject to the express provisions of the Plan, the Committee also shall have complete authority to interpret the Plan, to prescribe, amend and rescind rules and regulations relating to it, and to make all other determinations necessary or advisable in the administration of the Plan, including, without limitation, the amending or altering of any Options or Awards granted hereunder as may be required to comply with or to conform to any federal, state or local laws or regulations.

     4.3 No Liability. Neither any member of the Board nor any member of the Committee shall be liable to any person for any act or determination made in good faith with respect to the Plan or any Option or Award granted hereunder.

     4.4 Majority Rule. A majority of the members of the Committee shall constitute a quorum, and any action taken by a majority at a meeting at which a quorum is present, or any action taken without a meeting evidenced by a writing executed by all the members of the Committee, shall constitute the action of the Committee.

     4.5 Company Assistance. The Company shall supply full and timely information to the Committee on all matters relating to eligible persons, their employment, death, retirement, disability or other termination of employment, and such other pertinent facts as the Committee may require. The Company shall furnish the Committee with such clerical and other assistance as is necessary in the performance of its duties.


                             ARTICLE V
                  SHARES OF STOCK SUBJECT TO PLAN

     5.1 Limitations. Shares subject to an Option or issued as an Award may be either authorized and unissued shares or shares issued and later acquired by the Company. Subject to any antidilution adjustment pursuant to the provisions of Section 5.2 hereof, the maximum number of shares of Stock that may be issued hereunder shall be 400,000 (of which a maximum of 80,000 shares may be issued as Restricted Stock). Shares (i) covered by any unexercised portion of an Option that has terminated for any reason; (ii) covered by any forfeited portion of an Award (except any portion as to which the Grantee has received, and not forfeited, dividends or other benefits of ownership other than voting rights); (iii) withheld in payment of the Option Price or withholding taxes; or (iv) issued hereunder but equal to the number of shares surrendered in payment of the Option Price or withholding taxes or purchased by the Company for an aggregate price not exceeding the aggregate cash received from Grantees in payment of Option Prices or withholding taxes, may each again be optioned or awarded under the Plan, and such shares shall not be considered as having been optioned or issued in computing the number of shares of Stock remaining available for option or award hereunder.

     5.2  Antidilution.

          (a) In the event that the outstanding shares of Stock are changed into or exchanged for a different number or kind of shares or other securities of the Company by reason of merger, consolidation, reorganization, recapitalization, reclassification, combination or exchange of shares, stock split or stock dividend, or in the event that any spin-off, spin-out or other distribution of assets materially affects the price of the Company's stock:

               (i) The aggregate number and kind of shares of Stock for which Options or Awards may be granted hereunder shall be adjusted proportionately by the Committee; and

               (ii) The rights of Optionees (concerning the number of shares subject to Options and the Option Price) under outstanding Options and the rights of the holders of Awards (concerning the terms and conditions of the lapse of any then-remaining restrictions), shall be adjusted proportionately by the Committee.

          (b)  If the Company shall be a party to any
      reorganization in which it does not survive, involving merger, consolidation, or acquisition of the stock or substantially all the assets of the Company, the Committee, in its discretion, may:

               (i) notwithstanding other provisions hereof, declare that all Options granted under the Plan shall become exercisable immediately notwithstanding the provisions of the respective Option Agreements regarding exercisability, that all such Options shall terminate a specified period of time after the Committee gives written notice of the immediate right to exercise all such Options and of the decision to terminate all Options not exercised within such period, and that all then-remaining restrictions pertaining to Awards under the Plan shall immediately lapse; or

               (ii) notify all Grantees that all Options or Awards granted under the Plan shall be assumed by the successor corporation or substituted on an equitable basis with options or restricted stock issued by such successor corporation.

          (c) If the Company is to be liquidated or dissolved in connection with a reorganization described in paragraph 5.2(b), the provisions of such paragraph shall apply. In all other instances, the adoption of a plan of dissolution or liquidation of the Company shall, notwithstanding other provisions hereof, cause all then-remaining restrictions pertaining to Awards under the Plan to lapse, and shall cause every Option outstanding under the Plan to terminate to the extent not exercised prior to the adoption of the plan of dissolution or liquidation by the shareholders, provided that, notwithstanding other provisions hereof, the Committee may declare all Options granted under the Plan to be exercisable at any time on or before the fifth business day following such adoption notwithstanding the provisions of the respective Option Agreements regarding exercisability.

          (d) The adjustments described in paragraphs (a) through (c) of this Section 5.2, and the manner of their application, shall be determined solely by the Committee, and any such adjustment may provide for the elimination of fractional share interests. The adjustments required under this Article V shall apply to any successors of the Company and shall be made regardless of the number or type of successive events requiring such adjustments.


                            ARTICLE VI
                             OPTIONS

     6.1 Types of Options Granted. Within the limitations provided herein, Options may be granted to one Employee at one or several times or to different Employees at the same time or at different times, in either case under different terms and conditions, as long as the terms and conditions of each Option are consistent with the provisions of the Plan. Without limitation of the foregoing, Options may be granted subject to conditions based on the financial performance of the Company or any other factor the Committee deems relevant.

     6.2 Option Grant and Agreement. Each Option granted or modified hereunder shall be evidenced (a) by either minutes of a meeting or a written consent of the Committee, and (b) by a written Option Agreement executed by the Company and the Optionee. The terms of the Option, including the Option's duration, time or times of exercise, exercise price, whether the Option is intended to be an ISO, whether the Option is transferable under paragraph 6.8(b), and whether the Option is to be accompanied by the right to receive a Reload Option, shall be stated in the Option Agreement. Separate Option Agreements shall be used for Options intended to be ISO's and those not so intended, but any failure to use such separate Agreements shall not invalidate, or otherwise adversely affect the Optionee's rights under and interest in, the Options evidenced thereby.

     6.3 Optionee Limitations. The Committee shall not grant an ISO to any person who, at the time the ISO would be granted:

          (a)  is not an Employee; or

          (b) owns or is considered to own stock possessing more than 10% of the total combined voting power of all classes of stock of the Employer, or any Parent or Subsidiary of the Employer; provided, however, that this limitation shall not apply if at the time an ISO is granted the Option Price is at least 110% of the Fair Market Value of the Stock subject to such Option and such Option by its terms would not be exercisable after the expiration of five years from the date on which the Option is granted. For the purpose of this paragraph (b), a person shall be considered to own (i) the stock owned, directly or indirectly, by or for his brothers and sisters (whether by the whole or half blood), spouse, ancestors and lineal descendants, (ii) the stock owned, directly or indirectly, by or for a corporation, partnership, estate, or trust in proportion to such person's stock interest, partnership interest or beneficial interest therein, and (iii) the stock which such person may purchase under any outstanding options of the Employer or of any Parent or Subsidiary of the Employer.

     6.4  Certain Limitations

          (a) Limitation on Number of Shares. No Optionee shall be granted, during any calendar year, Options to purchase in excess of 50,000 shares of stock.

          (b) $100,000 Limitation on ISO's. Except as provided below, the Committee shall not grant an ISO to, or modify the exercise provisions of outstanding ISO's held by, any person who, at the time the ISO is granted (or modified), would thereby receive or hold any incentive stock options (as described in Code section 422) of the Employer and any Parent or Subsidiary of the Employer, such that the aggregate Fair Market Value (determined as of the respective dates of grant or modification of each option) of the stock with respect to which such incentive stock options are exercisable for the first time during any calendar year is in excess of $100,000; provided, that the foregoing restriction on modification of outstanding ISO's shall not preclude the Committee from modifying an outstanding ISO if, as a result of such modification and with the consent of the Optionee, such Option no longer constitutes an ISO; and provided that, if the $100,000 limitation described in this
     Section 6.4 is exceeded, an Option that otherwise qualifies as an ISO shall be treated as an ISO up to the limitation and the excess shall be treated as an Option not qualifying as an ISO. The preceding sentence shall be applied by taking options intended to be ISO's into account in the order in which they were granted.

     6.5 Option Price. The Option Price under each Option shall be determined by the Committee. However, the Option Price shall not be less than the Fair Market Value of the Stock on the date that the Option is granted (or, in the case of an ISO that is subsequently modified, on the date of such modification).

     6.6 Exercise Period. The period for the exercise of each Option granted hereunder shall be determined by the Committee, but the Option Agreement with respect to each Option intended to be an ISO shall provide that such Option shall not be exercisable after a date not more than ten years from the date of grant (or modification) of the Option. In addition, no Option granted to an Employee who is also an Officer or Director shall be exercisable prior to the expiration of six months from the date such Option is granted, other than in the case of the death or disability of such Employee.

     6.7  Option Exercise.

          (a) Unless otherwise provided in the Option Agreement,
     an Option may be exercised at any time or from time to      time
during the term of the Option as to any or all whole shares that have become Purchasable under the provisions of the Option, but not at any time as to less than 100 shares unless the remaining shares that have become so Purchasable are less than 100 shares. The Committee shall have the authority to prescribe in any Option Agreement that the Option may be exercised only in accordance with a vesting schedule during the term of the Option.

          (b) An Option shall be exercised by (i) delivery to the Treasurer of the Company at its principal office of written notice of exercise with respect to a specified number of shares of Stock, and (ii) payment to the Company at that office of the full amount of the Option Price for such number of shares.

          (c) The Option Price shall be paid in full upon the exercise of the Option. The Committee may provide in an Option Agreement that, in lieu of cash, all or any portion of the Option Price may be paid by (i) tendering to the Company shares of Stock duly endorsed for transfer and owned by the Optionee, or (ii) delivering to the Company an attestation of the Optionee's then-current ownership of a number of shares equal to the number thereby authorized to be withheld by the Company from the shares otherwise deliverable upon exercise of the Option, in each case to be credited against the Option Price at the Fair Market Value of such shares on the date of exercise (however, no fractional shares may be so transferred, and the Company shall not be obligated to make any cash payments in consideration of any excess of the aggregate Fair Market Value of shares transferred over the aggregate Option Price).

          (d) In addition to and at the time of payment of the Option Price, the Optionee shall pay to the Company in cash the full amount of any federal, state and local income, employment or other taxes required to be withheld from the income of such Optionee as a result of such exercise. However, in the discretion of the Committee any Option Agreement may provide that all or any portion of such tax obligations, together with additional taxes not exceeding the actual additional taxes to be owed by the Optionee as a result of such exercise, may, upon the irrevocable election of the Optionee, be paid by (i) tendering to the Company whole shares of Stock duly endorsed for transfer and owned by the Optionee, (ii) delivering to the Company an attestation of the Optionee's then-current ownership of a number of shares equal to the number thereby authorized to be withheld by the Company from the shares otherwise deliverable upon exercise of the Option, or (iii) authorizing the Company to withhold shares of Stock otherwise issuable upon exercise of the Option, in either case in that number of shares having a Fair Market Value on the date of exercise equal to the amount of such taxes thereby being paid, in all cases subject to such restrictions as the Committee may from time to time determine, including any such restrictions as may be necessary or appropriate to satisfy the conditions of the exemption set forth in Rule 16b-3 under the 1934 Act.

          (e) The holder of an Option shall not have any of the rights of a shareholder with respect to the shares of Stock subject to the Option until such shares have been issued upon exercise of the Option.

          6.8  Nontransferability of Option.

          (a) Except as provided in paragraph 6.8(b), no Option or any rights therein shall be transferable by an Optionee other than by will or the laws of descent and distribution, or (except for an ISO) pursuant to a Qualified Domestic Relations Order. During the lifetime of an Optionee, an Option granted to that Optionee shall be exercisable only by such Optionee, by such Optionee's guardian or other legal representative, should one be appointed, or by such Optionee's transferee permitted under paragraph 6.8(b).

          (b) The Committee may, in its discretion, provide that all or a portion of an Option (other than an ISO) may be transferred by the Optionee to (i) the spouse, children or grandchildren of the Optionee ("Immediate Family Members"),
     (ii) a trust or trusts for the exclusive benefit of such Immediate Family Members, or (iii) a partnership in which the Optionee and or such Immediate Family Members are the only partners. Following transfer, any such Option shall continue to be subject to the same terms and conditions as were applicable immediately prior to transfer, including those terms and conditions governing transfer and the effect on such Option of the termination of employment of the Optionee. The Company shall have no obligation to any transferee to provide notice of any termination of an Option as a result of termination of the Optionee's employment.
     The Committee may specify as a condition of any such transfer the manner in which the Optionee shall remain responsible for the payment of taxes required to be withheld as a result of the exercise of such transferred Option.

     6.9 Termination of Employment. The Committee shall have the power to specify, with respect to the Options granted to any particular Optionee, the effect upon such Optionee's right to exercise an Option of the termination of such Optionee's employment under various circumstances, which effect may include (but is not limited to) immediate or deferred termination of such Optionee's rights under an Option, or acceleration of the date at which an Option may be exercised in full. With respect to an ISO, such effects shall be consistent with applicable requirements for treatment as an ISO.

     6.10 Employment Rights. Options granted under the Plan shall not be affected by any change of employment so long as the Optionee continues to be an Employee. Nothing in the Plan or in any Option Agreement shall confer on any person any right to continue in the employ of the Company or any Subsidiary of the Company, or shall interfere in any way with the right of the Company or any such Subsidiary to terminate such person's employment at any time.

     6.11 Certain Successor Options. To the extent not inconsistent with the terms, limitations and conditions of Code section 422, and any regulations promulgated with respect thereto, an Option issued in respect of an option held by an employee to acquire stock of any entity acquired, by merger or otherwise, by the Company (or by any Subsidiary of the Company) may contain terms that differ from those stated in this Article VI, but solely to the extent necessary to preserve for any such employee the rights and benefits contained in such predecessor option, or to satisfy the requirements of Code section 424(a).

     6.12 Conditions to Issuing Option Stock. The Company shall not be required to issue or deliver any Stock upon the full or partial exercise of any Option prior to fulfillment of all of the following conditions:

          (a) The admission of such shares to listing on all stock exchanges on which the Stock is then listed;

          (b) The completion of any registration or other qualification of such shares that the Company shall determine to be necessary or advisable under any federal or state law or under the rulings or regulations of the Securities and Exchange Commission or any other governmental regulatory body, or the Company's determination that an exemption is available from such registration or qualification;

          (c) The obtaining of any approval or other clearance from any federal or state governmental agency that the Company shall determine to be necessary or advisable; and

          (d) The lapse of such reasonable period of time following exercise as shall be appropriate for reasons of administrative convenience.

     Unless the shares of Stock covered by the Plan shall be the subject of an effective registration statement under the Securities Act of 1933, as amended, stock certificates issued and delivered to Optionees shall bear such restrictive legends as the Company shall deem necessary or advisable pursuant to applicable federal and state securities laws.

     6.13 Automatic Option Grants to Certain Directors.

          (a) Options for New Directors. Each person who is not an Employee, or an employee of any Parent of the Company, shall automatically, and without any action of the Board or the Committee, be granted, on the first day on which such person serves as a Director, an Option for the purchase of 10,000 shares of Stock (subject to automatic proportionate adjustment for stock splits or stock dividends, and otherwise to proportionate adjustment by the Committee as provided in Section 5.2). Each such Option shall become exercisable as to 2,000 shares on the date that is six months after the date of grant, and as to an additional 2,000 shares on each of the first, second, third and fourth anniversaries of such six-month date.


          (b) Additional Options for Continuing Service. Each person who is not at that time an Employee, or an employee of any Parent of the Company, shall automatically and without any action of the Board or the Committee, be granted, on the date on which such person is elected to a new one-year term of service beginning after such person has completed five one-year terms of service (or its equivalent) following the grant (whether under this Plan or otherwise)to such person of options for 10,000 shares that become exercisable based on continued service as a Director, and on each subsequent date on which such person is elected to a further term of service as a Director, an Option for the purchase of 2,500 shares of Stock (subject to automatic proportionate adjustment for stock splits or stock dividends, and otherwise to proportionate adjustment by the Committee as provided in Section 5.2). Each such Option shall become exercisable on the date that is six months after the date of grant.

          (c) Other Terms of Automatic Options. Each Option automatically granted under this Section 6.13 shall not be an ISO, shall not include the right to receive a Reload Option, and shall have an Option Price equal to the Fair Market Value of the Stock on the date of grant. Each such Option shall become immediately exercisable in the event a party other than the Company or any Parent or Subsidiary of the Company purchases or otherwise acquires shares of Stock pursuant to a tender offer or exchange offer for such shares, or any person or group becomes the beneficial owner (for the purposes of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) of 50% or more of the outstanding shares of the Stock. To the extent such an Option shall have become exercisable, it shall be non-forfeitable and shall remain exercisable until the tenth anniversary of its date of grant, but if the Grantee ceases to be a Director for any reason, any portion of such Option that is not at that time exercisable shall immediately terminate and shall not thereafter become exercisable. The Option Price for each such Option may be paid in cash or in the manners specified in the second sentence of paragraph 6.7(c) hereof. In addition, any taxes related to the exercise of each such Option may be paid in the manner contemplated in the second sentence of paragraph 6.7(d) hereof.


                           ARTICLE VII
                         RESTRICTED STOCK

     7.1 Awards of Restricted Stock. The Committee may grant Awards of Restricted Stock upon determination by the Committee, acting pursuant to the delegation hereby of the Board's authority to make such determinations, that the value or other benefit to the Company of the services of a Grantee theretofore performed or to be performed as a condition of the lapse of restrictions applicable to such Restricted Stock, or the benefit to the Company of the incentives created by the issuance thereof, is adequate consideration for the issuance of such shares. Each such Award shall be governed by a Restriction Agreement between the Company and the Grantee. Each Restriction Agreement shall contain such restrictions, terms and conditions as the Committee shall, in its discretion, determine, and may require that an appropriate legend be placed on the certificates evidencing the subject Restricted Stock.

     Shares of Restricted Stock granted pursuant to an Award hereunder shall be issued in the name of the Grantee as soon as reasonably practicable after the Award is granted, provided that the Grantee has executed the Restriction Agreement governing the Award, the appropriate blank stock powers and, in the discretion of the Committee, an escrow agreement and any other documents which the Committee may require as a condition to the issuance of such shares. If a Grantee shall fail to execute the foregoing documents, within any time period prescribed by the Committee, the Award shall be null and void. At the discretion of the Committee, shares of Restricted Stock issued in connection with an Award shall be held by the Company or deposited together with the stock powers with an escrow agent designated by the Committee. Unless the Committee determines otherwise and as set forth in the Restriction Agreement, upon issuance of such shares, the Grantee shall have all of the rights of a shareholder with respect to such shares, including the right to vote the shares and to receive all dividends or other distributions paid or made with respect to them.

     7.2 Non-Transferability. Until any restrictions upon Restricted Stock awarded to a Grantee shall have lapsed in a manner set forth in Section 7.3, such shares of Restricted Stock shall not be transferable other than by will or the laws of descent and distribution, or pursuant to a Qualified Domestic Relations Order, nor shall they be delivered to the Grantee.

     7.3 Lapse of Restrictions. Restrictions upon Restricted Stock awarded hereunder shall lapse at such time or times (but, with respect to any award to an Employee who is also a Director or Officer, not less than six months after the date of the Award) and on such terms and conditions as the Committee shall, in its discretion, determine at the time the Award is granted or thereafter.

     7.4 Termination of Employment. The Committee shall have the power to specify, with respect to each Award granted to any particular Employee, the effect upon such Grantee's rights with respect to such Restricted Stock of the termination of such Grantee's employment under various circumstances, which effect may include (but is not limited to) immediate or deferred forfeiture of such Restricted Stock or acceleration of the date at which any then-remaining restrictions shall lapse.

     7.5 Treatment of Dividends. At the time an Award of Restricted Stock is made the Committee may, in its discretion, determine that the payment to the Grantee of any dividends, or a specified portion thereof, declared or paid on such Restricted Stock shall be (i) deferred until the lapsing of the relevant restrictions, and (ii) held by the Company for the account of the Grantee until such time. In the event of such deferral, there shall be credited at the end of each year (or portion thereof) interest on the amount of the account at the beginning of the year at a rate per annum determined by the Committee. Payment of deferred dividends, together with interest thereon, shall be made upon the lapsing of restrictions imposed on such Restricted Stock, and any dividends deferred (together with any interest thereon) in respect of Restricted Stock shall be forfeited upon any forfeiture of such Restricted Stock.

     7.6 Delivery of Shares. Within a reasonable period of time following the lapse of the restrictions on shares of Restricted Stock, the Committee shall cause a stock certificate or certificates to be delivered to the Grantee with respect to such shares. Such shares shall be free of all restrictions hereunder, except that if the shares of stock covered by the Plan shall not be the subject of an effective registration statement under the Securities Act of 1933, as amended, such stock certificates shall bear such restrictive legends as the Company shall deem necessary or advisable pursuant to applicable federal and state securities laws.

     7.7  Payment of Withholding Taxes.

          (a) The Restriction Agreement may authorize the Company to withhold from compensation otherwise due to the Grantee the full amount of any federal, state and local income, employment or other taxes required to be withheld from the income of such Grantee as a result of the lapse of the restrictions on shares of Restricted Stock, or otherwise as a result of the recognition of taxable income with respect to an Award. At the time of and as a condition to the delivery of a stock certificate or certificates pursuant to Section 7.6, the Grantee shall pay to the Company in cash any balance owed with respect to such withholding requirements.

          (b)  In the discretion of the Committee, any
     Restriction Agreement may provide that all or any portion of the tax obligations otherwise payable in the manner set forth in paragraph 7.7(a), together with additional taxes not exceeding the actual additional taxes to be owed by the Grantee with respect to the Award, may, upon the irrevocable election of the Grantee, be paid by tendering to the Company whole shares of Stock duly endorsed for transfer and owned by the Grantee, or by authorizing the Company to withhold and cancel shares of Stock otherwise deliverable pursuant to
     Section 7.6, in either case in that number of shares having a Fair Market Value on the date that taxable income is recognized equal to the amount of such taxes thereby being paid, in all cases subject to such restrictions as the Committee may from time to time determine.


                           ARTICLE VIII
          TERMINATION, AMENDMENT AND MODIFICATION OF PLAN

     The Board may at any time, (i) cause the Committee to cease granting Options and Awards, (ii) terminate the Plan, or (iii) in any respect amend or modify the Plan. However, the Board (unless its actions are approved or ratified by the shareholders of the Company within twelve months of the date the Board amends the Plan) may not amend the Plan to materially increase the number of shares of Stock available under the Plan to Directors or Officers,or as otherwise may be legally required.
     No termination, amendment or modification of the Plan shall affect adversely a Grantee's rights under an Option Agreement or Restriction Agreement without the consent of the Grantee or his or her legal representative.

     From and after the first date on which an Option is automatically granted pursuant to Section 6.13, the provisions of such Section 6.13 may not be amended in any manner more frequently than once every six months, other than to comport with changes in the Code, the Employee Retirement Income Security Act of 1974, as amended, or the rules and regulations promulgated under the Code or such Act.


                            ARTICLE IX
                           MISCELLANEOUS

     9.1 Replacement or Amended Grants. At the sole discretion of the Committee, and subject to the terms of the Plan, the Committee may modify outstanding Options or Awards or accept the surrender of outstanding Options or Awards on terms specified by the Committee, which terms may include the grant of new Options or Awards in substitution for them. However no modification of an Option or Award shall adversely affect a Grantee's rights under an Option Agreement or Restriction Agreement without the consent of the Grantee or his or her legal representative.

     9.2 Forfeiture for Competition. If a Grantee provides services to a competitor of the Company or any of its Subsidiaries, whether as an employee, officer, director, independent contractor, consultant, agent or otherwise, such services being of a nature that can reasonably be expected to involve the skills and experience used or developed by the Grantee while a Director or an Employee, then that Grantee's rights under any Options outstanding hereunder shall be forfeited and terminated, and any shares of Restricted Stock held by such Grantee subject to remaining restrictions shall be forfeited, subject in each case to a determination to the contrary by the Committee.

     9.3 Plan Binding on Successors. The Plan shall be binding upon the successors of the Company.

     9.4  Headings Not a Part of Plan.  Headings of Articles and
Sections hereof are inserted for convenience and reference, and do not constitute a part of the Plan.



                                                Exhibit 10.16


                            LXE INC.
                     1989 NON-QUALIFIED STOCK
                          OPTION PLAN
                      STOCK OPTION AGREEMENT

    THIS STOCK OPTION AGREEMENT,  entered into as of the 1st day of January,  1989 (the "Date of Grant"), by and between LXE Inc., a Georgia corporation (hereinafter referred to as the
"Corporation"),  and                  (hereinafter referred to
as the "Employee").

                        WITNESSETH

    WHEREAS, the Board of Directors of the Corporation adopted on January 1, 1989, a stock option plan for officers and key employees of the Corporation or its subsidiary corporations, known as the "LXE Inc. 1989 Non-Qualified Stock Option Plan" (hereinafter referred to as the "Plan");

    WHEREAS, the Employee serves and has served the Corporation as a key employee to whom its success is closely tied;

    WHEREAS, the Board of Directors has granted the Employee a stock option to purchase the number of shares of the Corporation's common stock as hereinafter set forth, and the corporation and the Employee desire to enter into a written agreement with respect to such option in accordance with the Plan.

     NOW, THEREFORE, as an employment incentive and to encourage stock ownership and in consideration of the mutual covenants contained herein, the parties hereto agree as follows:

     1. Incorporation of Plan. This option is granted pursuant to the provisions of the Plan and the terms and definitions of the Plan are incorporated herein by reference in this Stock Option Agreement and made a part hereof. A copy of the Plan has been delivered to, and receipt is hereby acknowledged by, the Employee.

     2. Grant of Option. Subject to the terms, restrictions, limitations and conditions stated herein, the Corporation hereby evidences is grant to the Employee, not in lieu of salary or other compensation, of the right and option (hereinafter referred to as the "Option") to purchase all or any part of an aggregate of
                      (       ) shares
of the Corporation's $.01 par value common stock (the "Common
Stock") beginning on January 1, 1996. This Option shall expire and is not exercisable after 5:00 p.m., Atlanta time, on January
1, 1999 (the "Expiration Date"), or such earlier date as determined pursuant to Section 8 or 9 hereof.
     Notwithstanding the beginning date or dates for exercise set forth in the preceding paragraph of this Section, but subject to the provisions of such preceding paragraph with respect to expiration of this Option, this Option may be exercised beginning on the following dates as to all or any portion of the following percentages of the full number of shares subject thereto if the Corporation becomes subject to the registration requirements of the Securities Exchange Act of 1934, as amended
(the "Act"): (a) 25% of the full number of shares subject to this Option on the date that is the earlier of (i) the day preceding the expiration of three months from the date the Corporation became subject to such registration requirements or
(ii) the date fixed by the Board of Directors of the Corporation for such percentage of the full number of shares subject to this Option to become exercisable, and (b) an additional 25% of the full number of shares subject to this Option on each of the first, second and third anniversary of the date specified in (a) above; provided, however, that this Option may be exercised as to all or any portion of the full number of shares subject thereto beginning on January 1, 1996.

     Notwithstanding the beginning date or dates for exercise set
forth in the preceding two paragraphs of this Section,   but
subject to the provisions of the first paragraph of this Section with respect to expiration of this Option, this Option may be exercised as to all or any portion of the full number of shares subject thereto if the Corporation is subject to the registration requirements of the Acts and either (a) a tender offer or exchange offer has been made for shares of the Common Stock, other than one made by the Corporation or Electromagnetic Sciences, Inc. ("EMS"), provided that the corporation, person or other entity making such offer purchases or otherwise acquires shares of Common Stock pursuant to such offer, or (b) any person or group (as such terms are defined in Section 13(d)(3) of the
Act),  other than EMS, becomes the holder of 50% or more of the
outstanding shares of Common Stock.   If either of the events
specified in this paragraph have occurred, this Option shall be
fully exercisable:   (x) in the event of (a) above, during the
30-day period commencing on the date of expiration of the tender offer or exchange offer; or (y) in the event of (b) above, during the 30-day period commencing on the date upon which the Corporation is provided a copy of a Schedule 13D or amendment thereto, filed pursuant to Section 13(d) of the Act and the rules and regulations promulgated thereunder indicating that any person or group has become the holder of 50% or more of the
outstanding shares of Common Stock.   In the case of (a) above,
if the corporation, person or other entity making the offer does not purchase or otherwise acquire shares of Common Stock pursuant to such offer, then the Employee' 5 right under this paragraph to exercise this Option shall terminate, the Employee and the Corporation shall rescind any exercise of this Option pursuant to this paragraph, and this Option shall be reinstated as if such exercise had not occurred.

    Notwithstanding the beginning date or dates for exercise set forth in the first paragraph of this Section, but subject to the provisions of the first paragraph of this Section with respect to expiration of this Option, this Option may be exercised as to all or any portion of the full number of shares subject thereto if EMS becomes the holder of less than 50% of the number of outstanding shares of the Common Stock, other than in a transaction by which the Corporation becomes subject to the
registration requirements of the Act.   If the event specified in
this paragraph has occurred, this Option shall be fully exercisable during the 30-day period commencing on the date such event occurred.

    3. Purchase Price. The price per share to be paid by the Employee for the shares subject to this Option shall be

    4. Exercise Terms. Beginning on the date or dates specified above, and prior to the expiration of this Option as provided in Section 2 hereof, the Employee may exercise this Option as to all such number of shares, or as to any part thereof, at any time and from time to time during the remaining term of this Option; provided that the Employee must exercise this Option for at least the lesser of 25 shares or the
unexercised portion of this Option.   In the event this Option is
not exercised with respect to all or any part of the shares subject to this Option prior to its expiration, the shares with respect to which this Option was not exercised shall no longer be subject to this Option.

    5. Option Non-Transferable. This Option and all rights hereunder are neither assignable nor transferable by the
Employee otherwise than by will or under the laws of descent and distribution, and during the Employee's lifetime this Option is exercisable only by him (or by his guardian or legal representative, should one be appointed). More particularly (but without limiting the generality of the foregoing), this Option may not be assigned, transferred (except as aforesaid), pledged or hypothecated in any way (whether by operation of law or otherwise) and shall not be subject to execution, attachment
or similar process.   Any attempted assignment, transfer, pledge,
hypothecation or other disposition of this Option contrary to the provisions hereof shall be null and void and without legal effect.

    6. Notice of Exercise of Option. This Option may be exercised by the Employee, or by his administrators, executors or personal representatives, by a written notice (in substantially the form of the "Notice of Exercise" attached hereto as Exhibit A) signed by the Employee, or by said administrators, executors or personal representatives, and delivered or mailed to the Corporation at its principal office in Norcross, Georgia, to the attention of the Chief Executive Officer, Treasurer or such other officer as the Corporation may
designate.   Any such notice shall (a) specify the number of
shares of Common Stock which the Employee or his administrators, executors or personal representatives, as the case may be, then elects to purchase hereunder, and (b) be accompanied by (i) a certified or cashier' 5 check payable to the Corporation, or personal check acceptable to the Corporation, in payment of the total price applicable to such shares as provided herein, or
(ii) (subject to any restrictions referred to in Exhibit A) shares of Common Stock, owned by him and duly endorsed or accompanied by stock transfer powers, having a Fair Market Value equal to the total purchase price applicable to such shares purchased hereunder, or (iii) such a check, and the number of such shares whose Fair Market Value when added to the amount of the check equals the total purchase price applicable to such
shares purchased hereunder.   Such notice shall also be
accompanied by the Employee's check or shares of Common Stock in payment of applicable withholding and employment taxes, or Employee shall authorize the withholding of shares of Common Stock otherwise issuable under this Option in payment of such taxes, all as set forth on Exhibit A and subject to any restrictions referred to therein. Upon receipt of any such~ notice and accompanying payment, and subject to the terms hereof, the Corporation agrees to cause to be issued to the Employee or to his administrators, executors or personal representatives, as the case may be, stock certificates for the number of shares specified in such notice registered in the name of the person exercising this Option.

    7. Adjustment in Option. If, between the Date of Grant of this Option and prior to the complete exercise thereof, there shall be a change in the outstanding Common Stock by reason of one or more stock splits, stock dividends, combinations or exchanges of shares, recapitalizations or similar capital adjustments, the number, kind and option price of the shares remaining subject to this Option shall be equitably adjusted in accordance with the terms of the Plan, so that the proportionate interest in the Corporation represented by the shares then subject to the Option shall be the same as before the occurrence of such event.

    8. Termination of Employment. If the Employee ceases to be employed as a key employee of either the Corporation, EMS or one of their Subsidiaries (such event being hereinafter referred to as a `Termination"), before the date or dates for exercise of this Option set forth in Section 2 hereof, other than Termination that is due to (a) death or disability, or (b) retirement in accordance with normal retirement policies as in effect from time to time, then this Option shall forthwith terminate on the date of Termination and shall not thereafter be or become exercisable.

    In the event of Termination, due to death or disability, before the date or dates for exercise of this Option set forth in Section 2 hereof, this Option shall remain in effect in accordance with its terms; provided, however, that this Option shall remain in effect only to the extent of the following percentage of the full number of shares set forth in the first paragraph of Section 2 hereof, and shall terminate on the date of Termination and shall not thereafter be or become exercisable with respect to the remainder of such shares:

                                              Percentage of
          Termination due                    shares for which
            to death or                    Option shall remain
          disability after                       in effect
          ----------------                 -------------------
          January 1, 1991                          20%
          January 1, 1992                          40%
          January 1, 1993                          60%
          January 1, 1994                          80%
          January 1, 1995                         100%

    In the event of Termination, due to retirement in accordance with normal retirement policies as in effect from time to time, before the date or dates for exercise of this Option set forth in Section 2 hereof, this Option shall remain in effect in accordance with its terms.

    In the event of Termination after the date or dates for exercise of this Option set forth in Section 2 hereof, other than Termination that is (a) for cause, (b) voluntary on the part of the Employee and without the written consent of the Corporation, or (c) due to death or disability, or to retirement in accordance with normal retirement policies as in effect from time to time, the Employee may exercise this Option at any time within a period ending at the earlier of the Expiration Date or 5: 00 p. m., Atlanta time, on the day preceding the expiration of three months from the date of Termination, to the extent of the number of shares which were purchasable hereunder at the date of Termination. As to shares of Common Stock that were not purchasable on such date, this Option shall terminate on such date of Termination and shall not thereafter be or become exercisable.

    In the event of Termination after the date or dates for exercise of this Option set forth in Section 2 hereof, that is either (a) for cause or (b) voluntary on the part of the Employee and without the written consent of the Corporation, this Option, to the extent not theretofore exercised, shall forthwith terminate on such date of Termination and shall not thereafter be or become exercisable.

    In the event of Termination after the date or dates for exercise of this Option set forth in Section 2 hereof, due to
(a) death or disability, or (b) retirement in accordance with normal retirement policies as in effect from time to time, this Option shall remain exercisable until, and shall not in any case expire prior to, the Expiration Date.

    This Option does not confer upon the Employee any right with respect to continuance of employment by the Corporation, EMS or by any of their Subsidiaries. This Option shall not be affected by any change of employment so long as the Employee continues to be a key employee of the Corporation, EMS or one of their Subsidiaries.

    9.    Extension of Exercise Period upon Death of Certain
Previously-Terminated Employees.   In the event of the Employee's
death within three months after Termination that is subject to the fourth paragraph of Section 8, above, the persons described in Section 6 hereof may exercise this Option at any time within a period ending at the earlier of the Expiration Date or 5:00
p. m., Atlanta time, on the first anniversary of the Employee's death, but only to the extent of the number of shares covered by this Option which were purchasable hereunder at the date of such Termination.

    10.   Investment Intention.    Employee is acquiring this
Option for his own account and not with any present intention to resell or distribute this Option or any interests herein.
Solely for the purpose of enabling the Corporation to comply with the Securities Act of 1933 and applicable state securities laws (the "Acts"), it is agreed that at any time of exercise of this Option, in whole or in part, the person exercising this Option shall deliver to the Corporation an appropriate investment letter prepared by counsel for the Corporation stating that he is purchasing the shares to be issued upon the exercise of this Option for investment purposes for his own account and not with any present intention to resell or
distribute such shares.   Such letter shall also set forth such
person' 5 agreement not to resell or otherwise transfer such shares except in transactions registered under the Acts or established to the Corporation' 5 satisfaction to be exempt from such registration, and it is further agreed that the certificates for such shares to be delivered to him may bear
restrictive legends to this effect.   However, if the shares
underlying this Option shall at any time be registered under the Acts, or if it is established to the Corporation's satisfaction that such shares maybe sold without registration under the Acts, the Corporation shall release the person exercising this Option from this investment representation, and shall not require the foregoing investment letter and restrictive legend, or shall remove such restrictive legend, as appropriate.

     11. Binding Agreement. This Agreement shall be binding upon the parties hereto and their representatives, successors and assigns.

          IN WITNESS WHEREOF, the Corporation has caused this Stock Option Agreement to be executed on behalf of the Corporation and the Corporation' 5 seal to be affixed hereto and attested by the Secretary of the Corporation, and the Employee has executed this Agreement under his seal, all as of the day and year first above written.

                                      LXE INC.
   (CORPORATE SEAL)

ATTEST:                            By:
                                       Chief Executive Officer



Asst.-Secretary                    EMPLOYEE

                                                         (SEAL)










                                            EXHIBIT A


                          LXE INC.
            1989 NON-QUALIFIED STOCK OPTION PLAN
                     NOTICE OF EXERCISE
                      OF STOCK OPTION

      The undersigned hereby notifies LXE Inc. (the "Corporation") of his election to exercise his option to purchase shares of the Corporation's common stock, $.Ol par value (the "Common Stock"), pursuant to that Stock Option Agreement (the "Agreement") between the undersigned and the Corporation dated
  ,19 . Accompanying this Notice is (1) a certified or a cashier's check (or other check acceptable to the Corporation) in the amount of
$              payable to the Corporation,  and/or (2) (subject to
such restrictions as are determined to be necessary or appropriate to avoid earnings charge: or other adverse consequence: to the Corporation under applicable accounting or tax rules or regulations)

share: of the Common Stock presently owned by the undersigned and duly endorsed or accompanied by stock transfer powers, having an
aggregate Fair Market Value (as defined in the LXE Inc.   1989
Non-Qualified Stock Option Plan) as of the date hereof of $     ,
such amounts being equal, in the aggregate, to the purchase price per share set forth in Section 3 of the Agreement multiplied by the number of shares being hereby purchased (in each instance subject to appropriate adjustment pursuant to Section 7 of the Agreement).

      Also accompanying this Notice is such letter as shall be required pursuant to Section 10 of the Agreement, together with my
check in the amount of $              in payment of federal and state
income withholding and employment taxes applicable
to this exercise.   The amount of such payment is based on advice
received from appropriate officials of the Corporation responsible for the administration of its payroll and employment tax obligations.
  Alternatively, or in addition, and subject to such restrictions as may have been adopted to comply with Rule 16b-3 under the Securities Exchange Act of 1934, or to avoid earnings charges or other adverse consequences to the Corporation under applicable accounting or tax rules or regulations, in full or partial payment of such taxes:

      (1)  I deliver herewith an additional           shares of the
Common Stock presently owned by me, having an aggregate Fair Market
Value as of the date hereof of $           ; and/or

      (2) I hereby authorize the Corporation to withhold, from the shares of Common Stock otherwise issuable to me pursuant to this
exercise,             such shares having an aggregate Fair Market
Value at the date hereof of $     .

The sum of (i) any such check plus (ii) the Fair Market Value at the date hereof of any shares of Common Stock specified in the foregoing clauses (1) and (2) is not less than the amount of federal and state withholding and employment taxes applicable to this exercise, and is not greater than the total of all federal and state income and employment taxes to be owed by me as a result of such exercise.

      IN WITNESS WHEREOF, the undersigned has set his hand and seal,
this        day of                    ,  19   .

                         EMPLOYEE OR HIS ADMINISTRATOR, EXECUTOR
                         OR PERSONAL REPRESENTATIVE



                                                Exhibit 10.17


9/26/90-- General
                            LXE INC.
                    1989 NON-QUALIFIED STOCK
                          OPTION PLAN
                    STOCK OPTION AGREEMENT

     THIS STOCK OPTION AGREEMENT, entered into as of the 26th day of September, 1990 (the "Date of Grant"), by and between LXE Inc., a Georgia corporation (hereinafter referred to as the "Corporation"),
and                (hereinafter referred to as the "Employee").

                        W I T N E S S E T H

     WHEREAS, the Board of Directors of the Corporation has adopted a stock option plan for officers and key employees of the Corporation or its subsidiary corporations, known as the "LXE Inc. 1989 Non-Qualified Stock Option Plan" (hereinafter referred to as the "Plan");

     WHEREAS, the Employee serves and has served the Corporation as a key employee to whom its success is closely tied;

     WHEREAS, the Board of Directors has granted the Employee a stock option to purchase the number of shares of the Corporation's common stock as hereinafter set forth, and the Corporation and the Employee desire to enter into a written agreement with respect to such option in accordance with the Plan.

     NOW, THEREFORE, as an employment incentive and to encourage stock ownership and in consideration of the mutual covenants contained herein, the parties hereto agree as follows:

     1. Incorporation of Plan. This option is granted pursuant to the provisions of the Plan and the terms and definitions of the Plan, as it may be amended from time to time, are incorporated herein by reference in this Stock Option Agreement and made a part hereof. A copy of the Plan has been delivered to, and receipt is hereby acknowledged by, the Employee.

     2. Grant of Option. Subject to the terms, restrictions, limitations and conditions stated herein, the Corporation hereby evidences its grant to the Employee, not in lieu of salary or other compensation, of the right and option (hereinafter referred to as the "Option") to purchase all or any part of an aggregate of
        (         ) shares of the Corporation's $.01 par value common
stock (the "Common Stock") beginning on
September 26, 2000. This Option shall expire and is not exercisable after 5:00 p.m., Atlanta time, on September 26, 2002 (the "Expiration Date"), or such earlier date as determined pursuant to Section 8 or 9 hereof. This option is not an incentive stock option as defined and contemplated in Section 422 of the internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder.



     Notwithstanding the beginning date or dates for exercise set forth in the preceding paragraph of this Section, but subject to the provisions of such paragraph with respect to expiration of this Option, this Option may be exercised as to all or any portion of the full number of shares subject thereto if the Corporation is registered under the Securities Exchange
Act of 1934, as amended (the "Act"), and either (a) a tender offer or exchange offer has been made for shares of the Common Stock, other than one made by the Corporation or Electromagnetic Sciences, Inc. ("EMS"), provided that the corporation, person or other entity making such offer purchases or otherwise acquires shares of Common Stock pursuant to such offer, or (1)) any person or group (as such terms are defined in Section 13(d)(3) of the Act), other than EMS, becomes the holder of 50% or more of the outstanding shares of Common Stock. If either of the events specified in this paragraph have occurred, this Option shall be fully exercisable: (x) in the event of (a) above, during the period commencing on the date the tender offer or exchange offer is commenced and ending on the date such offer expires and is not extended; or (y) in the event of (1)) above, during the 30-day period commencing on the date upon which the Corporation is provided a copy of a Schedule 13D or amendment thereto filed pursuant to Section 13(d) of the Act and the rules and regulations promulgated thereunder, indicating that any person or group has become the holder of 50% or more of the outstanding shares of Common Stock. In the case of (a) above, if the corporation, person or other entity making the offer does not purchase or otherwise acquire shares of Common Stock pursuant to such offer, then the Employee's right under this paragraph to exercise this Option shall terminate, the Employee and the Corporation shall rescind any exercise of this Option pursuant to this paragraph, and this Option shall be reinstated as if such exercise had not occurred.

     Notwithstanding the beginning date or dates for exercise set forth in the first paragraph of this Section, but subject to the provisions of such paragraph with respect to expiration of this Option, this Option may be exercised as to all or any portion of the full number of shares subject thereto if EMS becomes the holder of less than 50% of the number of outstanding shares of the Common Stock, other than in a transaction by which the Corporation becomes subject to the registration requirements of the Act. If the event specified in this paragraph has occurred, this Option shall be fully exercisable during the 30~day period commencing on the date such event occurred.

     3. Purchase Price. The price per share to be paid by the Employee for the shares subject to this Option shall be Nine Dollars ($9.00).

     4. Exercise Terms. Beginning on the date or dates specified above, and prior to the expiration of this Option as provided in
Section 2 hereof, the Employee may exercise this Option as to all such number of shares, or as to any part thereof, at any time and from time to time during the remaining term of this Option; provided that the Employee must exercise this Option for at least the lesser of 25 shares or the unexercised portion of this Option. In the event this Option is not exercised with respect to all or any part of the shares subject to this Option prior to its expiration, the shares with respect to which this Option was not exercised shall no longer be subject to this Option.


         5. Option Non-Transferable. This Option and all rights hereunder are neither assignable nor transferable by the Employee otherwise than by will or under the laws of descent and distribution, and during the Employee's lifetime this Option is exercisable only by him (or by his guardian or legal representative, should one be appointed). More particularly
(but without limiting the generality of the foregoing), this Option may not be assigned, transferred (except as aforesaid), pledged or hypothecated in any way (whether by operation of law or otherwise) and shall not be subject to execution, attachment or similar process. Any attempted assignment, transfer, pledge, hypothecation or other disposition of this Option contrary to the provisions hereof shall be null and void and without legal effect.

         6. Notice of Exercise of Option. This Option may be exercised by the Employee, or by his administrators, executors or personal representatives, by a written notice (in substantially the form of the "Notice of Exercise" attached hereto as Exhibit A) signed by the Employee, or by said administrators, executors or personal representatives, and delivered to the Corporation at its principal office in Norcross, Georgia, to the attention of the Chief Executive Officer, Treasurer or such other officer as the Corporation may designate. Any such notice shall (a) specify the number of shares of Common Stock which the Employee or his administrators, executors or personal representatives, as the case may be, then elects to purchase hereunder, and (b) be accompanied by (i) a certified or cashier's check payable to the Corporation, or personal check acceptable to the Corporation, in payment of the total price applicable to such shares as provided herein, or (ii) (subject to any restrictions referred to in Exhibit A) shares of Common Stock, owned by him and duly endorsed or accompanied by stock transfer powers, having a Fair Market Value equal to the total purchase price applicable to such shares purchased hereunder, or (iii) such a check, and the number of such shares whose Fair Market Value when added to the amount of the check equals the total purchase price applicable to such shares purchased hereunder. Such notice shall also be accompanied by such a check or shares of Common Stock in payment of applicable withholding and employment taxes, or the person exercising this Option shall authorize the withholding of shares of Common Stock otherwise issuable under this Option in payment of such taxes, all as Set forth on Exhibit A and subject to any restrictions referred to therein. Upon receipt of any such notice and accompanying payments, and subject to the terms hereof, the Corporation agrees to cause to be issued to the Employee or to his administrators, executors or personal representatives, as the case may be, stock certificates for the number of shares specified in such notice registered in the name of the person exercising this Option.

         7. Adjustment in Option. If, after the Date of Grant of this Option and prior to the complete exercise thereof, there shall be a change in the outstanding Common Stock by reason of one or more stock splits, stock dividends, combinations or exchanges of shares, recapitalizations or similar capital adjustments, the number, kind and option price of the shares remaining subject to this Option shall be equitably adjusted in accordance with the terms of the Plan, so that the proportionate interest in the Corporation represented by the shares then subject to the Option shall be the same as before the occurrence of such event.

         8. Termination of Employment. If the Employee ceases to be employed as an employee of either the Corporation, EMS or one of their Subsidiaries (such event being hereinafter referred to as a "Termination"), before the date or dates for exercise of this Option set forth in Section 2 hereof, then this Option shall forthwith terminate on the date of Termination and shall not thereafter be or become exercisable.

          In the event of Termination after the date or dates for exercise of this Option set forth in Section 2 hereof, other than Termination that is (a) for cause, (1)) voluntary on the part of the Employee and without the written consent of the Corporation, or
(c) due to death or disability, or to retirement in accordance with normal retirement policies as in effect from time to time, the Employee may exercise this Option at any time within a period ending at the earlier of the Expiration Date or 5:00 p.m., Atlanta time, on the day preceding the expiration of three months from the date of Termination, to the extent of the number of shares which were purchasable hereunder at the date of Termination. As to shares of Common Stock that were not purchasable on such date, this Option shall Terminate on such date of Termination and shall not thereafter be or become exercisable.

          In the event of Termination after the date or dates for exercise of this Option set forth in Section 2 hereof, that is either
(a) for cause or (1)) voluntary on the part of the Employee and without the written consent of the Corporation, this Option, to the extent not theretofore exercised, shall forthwith terminate on such date of Termination and shall not thereafter be or become exercisable.

          In the event of Termination after the date or dates for exercise of this Option set forth in Section 2 hereof, due to (a) death or disability, or (1)) retirement in accordance with normal retirement policies as in effect from time to time, this Option shall remain exercisable until, and shall not in any case expire prior to, the Expiration Date.

          This Option does not confer upon the Employee any right with respect to continuance of employment by the Corporation, EMS or any of their Subsidiaries. This Option shall not be affected by any change of employment so long as the Employee continues to be an employee of the Corporation, EMS or one of their Subsidiaries.

          9. Extension of Exercise Period upon Death of Certain Previously-Terminated. In the event of the Employee's death within three months after a Termination that is subject to the second paragraph of Section 8, above, the persons described in Section 6 hereof may exercise this Option at any time within a period ending at the earlier of the Expiration Date or 5:00 p.m., Atlanta time, on the first anniversary of the Employee's death, but only to the extent of the number of shares covered by this Option that were purchasable hereunder at the date of such Termination.

          10. Investment Intention. Employee is acquiring this Option for his own account and not with any present intention to resell or distribute this Option or any interests herein. Solely for the purpose of enabling the Corporation to comply with the Securities Act of 1933 and applicable state securities laws (the "Acts"), it is agreed that at any time of exercise of this Option, in whole or in part, the person exercising this Option shall deliver to the Corporation an appropriate investment letter prepared by counsel for the Corporation stating that he is purchasing the shares to be issued upon the exercise of this Option for investment purposes for his own account and not with any present intention to resell or distribute such shares.
Such letter shall also set forth such person's agreement not to resell or otherwise transfer such shares except in transactions registered under the Acts or established to the Corporation's satisfaction to be exempt from such registration, and it is further agreed that the certificates for such shares to be delivered to him may bear restrictive legends to this effect. However, if the shares underlying this Option shall at any time be registered under the Acts, or if it is established to the Corporation's satisfaction that such shares may be sold without registration under the Acts, the Corporation shall release the person exercising this Option from this investment representation, and shall not require the foregoing investment letter and restrictive legend, or shall remove such restrictive legend, as appropriate.

     11. Binding Agreement. This Agreement shall be binding upon the parties hereto and their representatives, successors and assigns.

     IN WITNESS WHEREOF, the Corporation has caused this Stock Option Agreement to be executed on behalf of the Corporation and the Corporation's seal to be affixed hereto and attested by the Secretary of the Corporation, and the Employee has executed this Agreement under his seal, all as of the day and year first above written.


                                          LXE INC.
[CORPORATE SEAL]

ATTEST:                                   By:
                                          Chief Executive Officer


Assistant Secretary                       EMPLOYEE:


                                          (SEAL)




                                                EXHIBIT A

                                   LXE INC.
                     1989 NON-QUALIFIED STOCK OPTION PLAN

                              NOTICE OF EXERCISE
                               OF STOCK OPTION


       The undersigned hereby notifies LXE Inc. (the "Corporation") of his election to exercise his option to
purchase          shares of the Corporation's common stock, $.01 par
value (the "Common Stock"), pursuant to that Stock Option Agreement (the "Agreement") between the undersigned and the Corporation dated
     19 . Accompanying this Notice is (1) a certified or a cashier's check (or other check acceptable to the Corporation) in the amount of
$            payable to the Corporation, and/or (2)(subject to such
restrictions as are determined to be necessary or appropriate to avoid earnings charges or other adverse consequences to the Corporation under applicable accounting or tax rules or regulations)
      shares of the Common Stock presently owned by the undersigned and duly endorsed or accompanied by stock transfer powers, having an aggregate Fair Market Value (as defined in the LXE Inc.
1989 Non-Qualified Stock Option Plan) as of the date hereof of $ such amounts being equal, in the aggregate, to the purchase price per share set forth in Section 3 of the Agreement multiplied by the number of shares being hereby purchased (in each instance subject to appropriate adjustment pursuant to Section 7 of the Agreement).

       Also accompanying this Notice is such letter as shall be required pursuant to Section 10 of the Agreement, together with my
check in the amount of $           , in payment of federal and state
income withholding and employment taxes applicable to this exercise. The amount of such payment is based on advice received from appropriate officials of the Corporation responsible for the administration of its payroll and employment tax obligations. Alternatively, or in addition, and subject to such restrictions as may have been adopted to comply with Rule 16b-3 under the Securities Exchange Act of 1934, or to avoid earnings charges or other adverse consequences to the Corporation under applicable accounting or tax rules or regulations, in full or partial payment of such taxes:

       (1) I deliver herewith an additional        shares of the
Common Stock presently owned by me, having an aggregate Fair Market
Value as of the date hereof of $      ; and/or

       (2) I hereby authorize the Corporation to withhold, from the shares of Common Stock otherwise issuable to me pursuant to this
exercise,         such shares having an aggregate Fair Market Value
at the date hereof of $            .

The sum of (i) any such check plus (ii) the Fair Market Value at the date hereof of any shares of Common Stock specified in the foregoing clauses (1) and (2) is not less than the amount of federal and state withholding and employment taxes applicable to this exercise, and is not greater than the total of all federal and state income and employment taxes to be owed by me as a result of such exercise.

       IN WITNESS WHEREOF, the undersigned has set his hand and seal,
this    day of            19

                                EMPLOYEE OR HIS ADMINISTRATOR,
                                EXECUTOR OR
                                PERSONAL REPRESENTATIVE




                                                   Exhibit 10.18


9/26/90-- JBM

                            LXE INC.
                   1989 STOCK INCENTIVE PLAN
                   STOCK OPTION AGREEMENT

     THIS STOCK OPTION AGREEMENT, entered into as of the 26th day of September, 1990 (the "Date of Grant"), by and between LXE Inc., a Georgia corporation (hereinafter referred to as the "Corporation"), and John B. Mowell (hereinafter referred to as the "Director").

                        WITNESSETH

     WHEREAS, the Board of Directors of the Corporation has adopted a stock incentive plan for directors, officers and employees of the Corporation or its subsidiary corporations, which Plan, as amended, is known as the "LXE Inc. 1989 Stock
Incentive Plan" (hereinafter referred to as the "Plan");

     WHEREAS, the Director serves and has served the Corporation as a member of its Board of Directors, to whom its success is closely tied;

     WHEREAS, on the Date of Grant the Board of Directors granted the Director a stock option to purchase shares of the Corporation's common stock as hereinafter set forth, and the Corporation and the Director desire to enter into a written agreement with respect to such option in accordance with the Plan, which agreement reflects the effects of (i) amendments to the Plan permitting options to be granted to members of the Board of Directors; (ii) action of the Board of Directors pursuant to which the option held by Director shall be deemed to be issued and outstanding under the Plan; and (iii) the effects of a 59% stock dividend declared by the Board of Directors on March 1, 1991.

     NOW, THEREFORE, as an employment incentive and to encourage stock ownership and in consideration of the mutual covenants contained herein, the parties hereto agree as follows:

     1. Incorporation of Plan. This option is granted pursuant to the provisions of the Plan and the terms and definitions of the Plan, as it may be amended from time to time, are incorporated herein by reference in this Stock Option Agreement and made a part hereof. A copy of the Plan has been delivered to, and receipt is hereby acknowledged by, the Director.

     2. Grant of Option. Subject to the terms, restrictions, limitations and conditions stated herein, the Corporation hereby evidences its grant to the Director of the right and option (hereinafter referred to as the "Option") to purchase all or any part of an aggregate of fifteen thousand nine hundred (15,900) shares of the Corporation's $.01 par value common stock (the
"Common Stock") beginning on September 26, 1997. This Option shall expire and is not exercisable after 5:00 p.m., Atlanta time, on September 26, 2000 (the "Expiration Date"), or such earlier date as determined pursuant to Section 8 or 9 hereof. This option is not an incentive stock option as defined and contemplated in Section 422 of the Internal Revenue
Code of 1986, as amended, and the regulations promulgated thereunder.

     Notwithstanding the beginning date or dates for exercise set forth in the preceding paragraph of this Section, but subject to the provisions of such preceding paragraph with respect to expiration of this Option, this Option may be exercised beginning on the following dates as to all or any portion of the following percentages of the full number of shares subject thereto if the Corporation registers under, or becomes subject to the registration requirements of, the Securities Exchange Act of 1934, as amended (the "Act"): (a) 50% of the full number of shares subject to this Option on the date that is the later of (i) the day preceding the expiration of three months from the first date the Corporation so registered or became subject to such registration requirements or (ii) September 1, 1991, and (1)) an additional 50% of the full number of shares subject to this Option on the first anniversary of the date determined pursuant to clause (a) above; provided, however, that this Option may in any event be exercised as to all or any portion of the full number of shares subject thereto beginning on September 26, 1997.

     Notwithstanding the beginning date or dates for exercise set forth in the preceding two paragraphs of this Section, but subject to the provisions of the first paragraph of this Section with respect to expiration of this Option, this Option may be exercised as to all or any portion of the full number of shares subject thereto if the Corporation is registered under the Act and either (a) a tender offer or exchange offer has been made for shares of the Common Stock, other than one made by the Corporation or Electromagnetic Sciences, Inc. ("EMS"), provided that the corporation, person or other entity making such offer purchases or otherwise acquires shares of Common Stock pursuant to such offer, or (1)) any person or group (as such terms are defined in Section 13(d)(3) of the Act), other than EMS, becomes the holder of 50% or more of the outstanding shares of Common Stock. If either of the events specified in this paragraph have occurred, this Option shall be fully exercisable: (x) in the event of (a) above, during the period commencing on the date the tender offer or exchange offer is commenced and ending on the date such offer expires and is not extended; or (y) in the event of (b) above, during the 30-day period commencing on the date upon which the Corporation is provided a copy of a Schedule 13D or amendment thereto filed pursuant to Section 13(d) of the Act and the rules and regulations promulgated thereunder, indicating that any person or group has become the holder of 50% or more of the outstanding shares of Common Stock. In the case of (a) above, if the corporation, person or other entity making the offer does not purchase or otherwise acquire shares of Common Stock pursuant to such offer, then the Director's right under this paragraph to exercise this Option shall terminate, the Director and the Corporation shall rescind any exercise of this Option pursuant to this paragraph, and this Option shall be reinstated as if such exercise had not occurred.

     Notwithstanding the beginning date or dates for exercise set forth in the first paragraph of this Section, but subject to the provisions of the first paragraph of this Section with respect to expiration of this Option, this Option may be exercised as to all or any portion of the full number of shares subject thereto if EMS becomes the holder of less than 50% of the number of outstanding shares of the Common Stock, other than in a transaction by which the Corporation becomes subject to the registration requirements of the Act. If the event specified in this paragraph has occurred, this Option shall be fully exercisable during the 30-day period commencing on the date such event occurred.

     3. Purchase Price. The price per share to be paid by Director for the shares subject to this Option shall be Five and 66/100
Dollars ($5.66).

     4. Exercise Terms. Beginning on the date or dates specified above, and prior to the expiration of this Option as provided in
Section 2 hereof, the Director may exercise this Option as to all such number of shares, or as to any part thereof, at any time and from time to time during the remaining term of this Option; provided that the Director must exercise this Option for at least the lesser of 25 shares or the unexercised portion of this Option. In the event this Option is not exercised with respect to all or any part of the shares subject to this Option prior to its expiration, the shares with respect to which this Option was not exercised shall no longer be subject to this Option.

     5. Option Non-Transferable. This Option and all rights hereunder are neither assignable nor transferable by the Director otherwise than by will or under the laws of descent and distribution, and during the Director's lifetime this Option is exercisable only by him (or by his guardian or legal representative, should one be appointed). More particularly (but without limiting the generality of the foregoing), this Option may not be assigned, transferred (except as aforesaid), pledged or hypothecated in any way (whether by operation of law or otherwise) and shall not be subject to execution, attachment or similar process. Any attempted assignment, transfer, pledge, hypothecation or other disposition of this Option contrary to the provisions hereof shall be null and void and without legal effect.

     6. Notice of Exercise of Option. This Option may be exercised by the Director, or by his administrators, executors or personal representatives, by a written notice (in substantially the form of the "Notice of Exercise" attached hereto as Exhibit A) signed by the Director, or by said administrators, executors or personal representatives, and delivered to the Corporation at its principal office in Norcross, Georgia, to the attention of the Chief Executive Officer, Treasurer or such other officer as the Corporation may designate. Any such notice shall (a) specify the number of shares of Common Stock which the Director or his administrators, executors or personal representatives, as the case may be, then elects to purchase hereunder, and (b) be accompanied by (i) a certified or cashier's check payable to the Corporation, or personal check acceptable to the Corporation, in payment of the total price applicable to such shares as provided herein, or (ii) (subject to any restrictions referred to in Exhibit
A) shares of Common Stock, owned by him and duly endorsed or accompanied by stock transfer powers, having a Fair Market Value equal to the total purchase price applicable to such shares purchased hereunder, or (iii) such a check, and the number of such shares whose Fair Market Value when added to the amount of the check equals the total purchase price applicable to such shares purchased hereunder. Such notice shall also be accompanied by such a check or shares of Common Stock in payment of applicable withholding and employment taxes, or the person exercising this Option shall authorize the withholding of shares of Common Stock otherwise issuable under this Option in payment of such taxes, all as set forth on Exhibit A and subject to any restrictions referred to therein. Upon receipt of any such notice and accompanying payments, and subject to the terms hereof, the Corporation agrees to cause to be issued to the Director or to his administrators, executors or personal representatives, as the case may be, stock certificates for the number of shares specified in such notice registered in the name of the person exercising this Option.

     7. Adjustment in Option. If, after March 1, 1991, and prior to the complete exercise of this Option, there shall be a change in the outstanding Common Stock by reason of one or more stock splits, stock dividends, combinations or exchanges of shares, recapitalizations or similar capital adjustments, the number, kind and option price of the shares remaining subject to this Option shall be equitably adjusted in accordance with the terms of the Plan, so that the proportionate interest in the Corporation represented by the shares then subject to the Option shall be the same as before the occurrence of such event.

     8. Termination as a Director. If the Director ceases to be a member of the Board of Directors of the Corporation (such event being hereinafter referred to as a "Termination"), before the date or dates for exercise of this Option set forth in Section 2 hereof, then this Option shall forthwith terminate on the date of Termination and shall not thereafter be or become exercisable.

     In the event of Termination after the date or dates for exercise of this Option set forth in Section 2 hereof, other than Termination that is (a) for cause, (b) voluntary on the part of the Director and without the written consent of the Corporation, or
(c) due to death or disability, the Director may exercise this Option at any time within a period ending at the earlier of the Expiration Date or 5:00 p.m., Atlanta time, on the day preceding the expiration of three months from the date of Termination, to the extent of the number of shares which were purchasable hereunder at the date of Termination. As to shares of Common Stock that were not purchasable on such date, this Option shall Terminate on such date of Termination and shall not thereafter be or become exercisable.

     In the event of Termination after the date or dates for exercise of this Option set forth in Section 2 hereof, that is either (a) for cause or (b) voluntary on the part of the Director and without the written consent of the Corporation, this Option, to the extent not theretofore exercised, shall forthwith terminate on such date of Termination and shall not thereafter be or become exercisable.

     In the event of Termination after the date or dates for exercise of this Option set forth in Section 2 hereof, due to death or disability, this Option shall remain exercisable until, and shall not in any case expire prior to, the Expiration Date.

     This Option does not confer upon the Director any right with respect to continuance as a member of the Board of Directors of the Corporation.

     9. Extension of Exercise Period upon Death of Certain Previously-Terminated Directors. In the event of the Director's death within three months after a Termination that is subject to the second paragraph of Section 8, above, the persons described in Section 6 hereof may exercise this Option at any time within a period ending at the earlier of the Expiration
Date or 5:00 p.m., Atlanta time, on the first anniversary of the Director's death, but only to the extent of the number of shares covered by this Option which were purchasable hereunder at the date of such Termination.

     10. Investment Intention. Director is acquiring this Option for his own account and not with any present intention to resell or distribute this Option or any interests herein. Solely for the purpose of enabling the Corporation to comply with the Securities Act of 1933 and applicable state securities laws (the "Acts"), it is agreed that at any time of exercise of this Option, in whole or in part, the person exercising this Option shall deliver to the Corporation an appropriate investment letter prepared by counsel for the Corporation stating that he is purchasing the shares to be issued upon the exercise of this Option for investment purposes for his own account and not with any present intention to resell or distribute such shares.
Such letter shall also set forth such person's agreement not to resell or otherwise transfer such shares except in transactions registered under the Acts or established to the Corporation's satisfaction to be exempt from such registration, and it is further agreed that the certificates for such shares to be delivered to him may bear restrictive legends to this effect. However, if the shares underlying this Option shall at any time be registered under the Acts, or if it is established to the Corporation1s satisfaction that such shares may be sold without registration under the Acts, the Corporation shall release the person exercising this Option from this investment representation, and shall not require the foregoing investment letter and restrictive legend, or shall remove such restrictive legend, as appropriate.

     11. Binding Agreement. This Agreement shall be binding upon the parties hereto and their representatives, successors and assigns.

     IN WITNESS WHEREOF, the Corporation has caused this Stock Option Agreement to be executed on behalf of the Corporation and the Corporation's seal to be affixed hereto and attested by the Secretary of the Corporation, and the Director has executed this Agreement under his seal, all as of the day and year first above written.


                                      LXE INC.
[CORPORATE SEAL]

ATTEST:                               By:
                                         Chief Executive Officer


Assistant Secretary                   DIRECTOR:


                                                           (SEAL)
                                         John B. Mowell


                                                 EXHIBIT A

                                 LXE INC.
                        1989 STOCK INCENTIVE PLAN

                            NOTICE OF EXERCISE
                             OF STOCK OPTION


     The undersigned hereby notifies IXE Inc. (the "Corporation") of
his election to exercise his option to purchase          shares of
the Corporation's common stock, $.01 par value (the "Common Stock"), pursuant to that Stock Option Agreement (the "Agreement") between the undersigned and the Corporation dated September 26, 1990. Accompanying this Notice is (1) a certified or a cashier's check (or other check acceptable to the Corporation)
in the amount of $            payable to the Corporation, and/or
(2)(subject to such restrictions as are determined to be necessary or appropriate to avoid earnings charges or other adverse consequences to the Corporation under applicable accounting or tax rules or regulations)
          shares of the Common Stock presently owned by the undersigned and duly endorsed or accompanied by stock transfer powers, having an aggregate Fair Market Value (as defined in the LXE Inc. 1989 Stock Incentive Plan) as of the date hereof of $ , such amounts being equal, in the aggregate, to the purchase price per share set forth in Section 3 of the Agreement multiplied by the number of shares being hereby purchased (in each instance subject to appropriate adjustment pursuant to Section 7 of the Agreement).

     Also accompanying this Notice is such letter as shall be required pursuant to Section 10 of the Agreement, together with my
check in the amount of $           , in payment of federal and state
income withholding and employment taxes applicable to this exercise. The amount of such payment is based on advice received from appropriate officials of the Corporation responsible for the administration of its payroll and employment tax obligations. Alternatively, or in addition, and subject to such restrictions as may have been adopted to comply with Rule 16b-3 under the Securities Exchange Act of 1934, or to avoid earnings charges or other adverse consequences to the Corporation under applicable accounting or tax rules or regulations, in full or partial payment of such taxes:

     (1) 1 deliver herewith an additional        shares of the Common
Stock presently owned by me, having an aggregate Fair Market Value as
of the date hereof of $             ; and/or

     (2) I hereby authorize the Corporation to withhold, from the shares of Common Stock otherwise issuable to me pursuant to this
exercise,         such shares having an aggregate Fair Market Value
at the date hereof of $            .

The sum of (i) any such check plus (ii) the Fair Market Value at the date hereof of any shares of Common Stock specified in the foregoing clauses (1) and (2) is not less than the amount of federal and state withholding and employment taxes applicable to this exercise, and is not greater than the total of all federal and state income and employment taxes to be owed by me as a result of such exercise.

     IN WITNESS WHEREOF, the undersigned has set his hand and seal,
this        day of          , 19  .

                              DIRECTOR OR HIS ADMINISTRATOR,
                             EXECUTOR OR
                             PERSONAL REPRESENTATIVE






                                                   Exhibit 10.21

                                             January 24, 1997

                  ELECTROMAGNETIC SCIENCES, INC.
           Executive Annual Incentive Compensation Plan


1.   PURPOSE

     The purpose of this Plan is to attract and retain in the employ of the Company and its principal subsidiaries executives of outstanding experience and ability, and to incentivize them to superior performance. Under this Plan, annual incentive compensation (or "bonuses") will be based upon performance against financial and non-financial objectives that are consistent with the objectives of the Company and its shareholders. Thus, the Plan provides a means of rewarding those who contribute through their individual performance to the objectives of the Company.


2.   DEFINITIONS

     Unless the context otherwise requires, the words which follow shall have the following meaning:

     (a) Plan - This Annual Incentive Compensation Plan for executives.

     (b) Business Unit - A principal subsidiary, business division or group of the Company as identified for the purposes of the Plan by the Committee.

     (c)  Board - The Board of Directors of the Company.

     (d)  Company - Electromagnetic Sciences, Inc.

     (e) Committee - The Compensation Committee of the Board, which has the exclusive authority to interpret and make awards under the Plan.

     (f)  Plan Year - A fiscal year of the Company.
     (g) Base Compensation - A Participant's annual salary compensation, before reduction for Cafeteria Plan, Savings Incentive Plan, Stock Purchase Plan or other elective reductions or deductions, and before deduction of any taxes.

     (h)  Participant - A person selected in accordance with
          Section 4 to be eligible to receive a bonus in accordance with this Plan.

     (i) Target - The bonus, expressed as a percentage of a Participant's base compensation, payable under the Plan in the event 100% of financial and non-financial objectives are met.


3.   ADMINISTRATION AND INTERPRETATION OF THE PLAN

     The Committee shall have the power to (i) approve eligible
Participants, (ii) approve payments under the Plan, (iii) interpret the Plan, (iv) adopt, amend and rescind rules and regulations relating to the Plan, and (v) make all other determinations and take all other actions necessary or desirable for the Plan's administration.

     The decision of the Committee on any question concerning the interpretation and administration of the Plan shall be final and conclusive. The Committee's determinations may differ in the Committee's sole discretion between different Participants, irrespective of whether they are similarly situated. Subject to
Section 7, nothing in the Plan shall give any employee or his or her legal representative or assigns any right to a bonus or otherwise to participate in the Plan except as the Committee may determine.


4.   ELIGIBLE PARTICIPANTS

     Participants will be those executives who are designated by the Chief Executive Officer as being in a position to have a significant impact on profits and Company performance and are approved by the Committee to receive a bonus under the Plan. However, if a Change in Control (as defined in Section 7) occurs prior to the time Participants are determined for the Plan Year in which the Change in Control occurs, all persons who were Participants in the prior Plan Year and who are active employees of the Company or a subsidiary as of the date of the Change in Control shall be Participants for such Plan Year.

     Except as the Committee may otherwise determine, each Participant for any Plan Year must serve as an executive of the Company and, except as the Committee may otherwise determine or as provided in Section 7, Participants for any Plan Year must be active employees of the Company or a subsidiary when the Committee approves bonuses after the end of the Plan Year.

     The Committee may decide to award a pro-rated bonus to a Participant who is newly promoted or hired during a Plan Year.
Pro-rated bonuses may also be awarded to Participants who retire with the Company's approval during a Plan Year and to the estates of Participants who die during a Plan Year.


5.   DETERMINATION OF INCENTIVE COMPENSATION AWARDS

     Incentive compensation awards, expressed as a percentage of Base Compensation, shall be determined as set forth in this Section 5.

     (a) Determination of Targets. During the first calendar quarter of each Plan Year, the Target for each Participant shall be determined by the Committee, based on its evaluation of the individual Participant's level of responsibility and potential to affect Company profits and performance. The Committee shall also specify the portions of each individual's Target that are dependent on achievement of financial and non-financial objectives.

     (b) Determination of Financial Objectives. During the first calendar quarter of each Plan Year, the Committee shall set for each Participant financial objectives for the Company's and/or relevant Business Unit's financial performance during the Plan Year. Such objectives may vary among Participants, and may be given such relative weightings as the Committee may deem appropriate with respect to the particular Participant.

     (c) Determination of Non-Financial Objectives. During the first calendar quarter of each Plan Year, non-financial objectives shall be determined with respect to individual achievement objectives for each Participant. Such objectives shall be established by agreement of each Participant and his or her superior, must be specific and in writing, and must be approved by the Chief Executive Officer and provided to the Committee. Modifications may be made during a Plan Year, based on revised circumstances and Company objectives, but must be developed and approved as set forth in the preceding sentence.

     (d) Determination of Award Based on Financial Objectives. Following the close of each Plan Year, the Chief Financial Officer shall prepare a report setting forth the extent to which the Company and or relevant Business Unit achieved the various financial objectives in effect for each Participant during the Plan Year.
          If actual Company and or Business Unit performance is exactly 100% of each relevant financial objective, the Participant shall be entitled to 100% of the portion of his or her Target that was designated to be dependent on financial objectives. If actual performance is more or less than any objective, adjustments, up or down, shall be made based on floors, weightings, multipliers and limits specified by the Committee at the time the financial objectives were set.

     (e)  Determination of Award Based on Non-Financial
          Objectives.
          At the end of the Plan Year, Participants and their superiors shall assess the Participant's performance against his or her non-financial performance objectives. These assessments will be reviewed and used by the Chief Executive Officer in recommending to the Committee the extent to which the Participant will be awarded the portion of his or her of Target that is dependent on individual performance against non-financial objectives.In making such recommendation, the Chief Executive Officer shall use such floors, weightings, multipliers and limits as shall have been specified by the Chief Executive Officer or Committee at the time the non-financial objectives were determined.

     (f) Final Approval. All awards shall be subject to final approval by the Committee, which shall have the authority in its judgment to adjust awards based on non-financial objectives, as well as, in unusual circumstances as determined by the Committee, to adjust the awards based on financial objectives.


6.   PAYMENT OF INCENTIVE COMPENSATION AWARDS

     Except as provided in Section 7, bonuses awarded under this Plan will be fully paid in cash and/or shares of the Company's common stock (which may be subject to restrictions specified by the Committee), as determined by the Committee, within 90 days after the end of the Plan Year.

     Any amounts paid under this Plan shall be considered as compensation to the Participant for the purpose of disability and life insurance programs, unless and to the extent such compensation is expressly excluded by the provisions of such programs, but such amounts shall not be considered as compensation for purposes of any other incentive plan or other benefit unless such other plan or benefit expressly includes compensation paid under this Plan.


7.   CHANGE IN CONTROL OF THE COMPANY

     (a) Contrary Provisions. The provisions of this Section 7 shall govern and supersede any inconsistent terms or provisions of the Plan.

     (b) Change in Control. For purposes of the Plan, "Change in Control" shall mean any of the following events:

          (1) The acquisition in one or more transactions by any person or group (as such terms are defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "1934 Act")), of "Beneficial Ownership" (within the meaning of Rule 13d-3 under 1934 Act) of 50% or more of the combined voting power of the Company's then-outstanding voting securities; or

          (2) The individuals who are members of the Incumbent Board (as defined below), cease for any reason to constitute at least two-thirds of the Board. The "Incumbent Board" consists of the individuals who as of January 23, 1997, are members of he Board and any individual becoming a director subsequent to January 23, 1997, whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least two-thirds of the directors then composing the Incumbent Board; provided, however, that any individual who is not a member of the Incumbent Board at the time he or she becomes a member of the Board shall become a member of the Incumbent Board upon the completion of two full years as a member of the Board, except that no individual shall be considered a member of the Incumbent Board if such individual initially assumed office (i) as a result of either an actual or threatened "election contest" (within the meaning of Rule 14a-11 under the 1934 Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a person other than the Board (a "Proxy Contest"), or (ii) with the approval of the other Board members, but by reason of any agreement intended to avoid or settle a Proxy Contest; or

          (3) Approval by shareholders of the Company of (i) a merger or consolidation involving the Company if such shareholders do not, immediately following such merger or consolidation, own, directly or indirectly, more than 50% of the combined voting power of the outstanding voting securities of the corporation resulting from such merger or consolidation in substantially the same proportion as their ownership of the Company's voting securities immediately before such merger or consolidation, or (ii) a complete liquidation or dissolution of the Company or an agreement for the sale or other disposition of all or substantially all of the assets of the Company.

               If a Participant's employment is terminated prior to a Change in Control and the Participant reasonably demonstrates that such termination (i) was at the request of a third party who has indicated an intention or taken steps reasonably calculated to effect a Change in Control and who thereafter effects a Change in Control, or (ii) otherwise occurred in connection with or in anticipation of a Change in Control which actually occurs, then for all purposes of this Plan the date of a Change in Control in respect of such Participant shall mean the date immediately prior to the date of termination of such Participant's employment.

     (c) Payment Upon a Change in Control. Upon a Change in Control, the bonus for a Plan Year ending prior to the date of the Change in Control for which payment has not previously been made shall be unconditionally payable to each Participant. The portion based on financial objectives shall be determined as specified in paragraph 5(c), and the portion based on non-financial objectives shall be at not less than the Target level related to such objectives. If a Change in Control occurs with prior approval of the Board, bonuses for the Plan Year during which the Change in Control occurs shall be unconditionally payable to each Participant, such bonuses to be at the Target level or at such higher percentage of Base Compensation as may be approved by the Committee.

          If a Change in Control occurs without prior approval of the Board, bonuses for the Plan Year during which the Change in Control occurs shall be unconditionally payable to each Participant, such bonuses to be equal to the Target level. If such a Change in Control occurs before Targets shall have been established for a Plan Year, the Targets for such Plan Year shall be no less favorable to each of the Participants than the Targets for the prior Plan Year.

          Bonuses payable in accordance with this paragraph 7(c) shall be paid in cash on or before the fifth day following the date of the Change of Control.

     (d)  Amendment or Termination.

          (i) This Section 7 shall not be amended or terminated as to any Participant who has not given his or her written consent.

          (ii) Any amendment or termination of the Plan prior to a Change in Control which (1) was at the request of a third party who has indicated an intention or taken steps reasonably calculated to effect a Change in Control, or (2) otherwise arose in connection with or in anticipation of a Change in Control, shall be null and void as to any Participant who has not given his or her written consent.

     (e) Trust Arrangement. All benefits under the Plan shall be paid by the Company. The Plan shall be unfunded and the benefits hereunder shall be paid only from the general assets of the Company. However, in the discretion of the Committee the Company may establish a trust or other arrangement for the purpose of funding the benefits payable under the Plan.


8.   NON-ASSIGNABILITY

     No bonus or other right or benefit under this Plan shall be subject to anticipation, alienation, sale, assignment, pledge, encumbrance or charge, and any attempt to anticipate, alienate, sell, assign, pledge, encumber or charge the same shall be void and shall not be recognized or given effect by the Company.

9.   NO RIGHT TO EMPLOYMENT

     Nothing in this Plan or in any notice of award pursuant hereto shall confer any right to continue in the employment of the Company or any of its subsidiaries nor affect the Company's or any subsidiary's right to terminate the employment of any Participant.


10.  AMENDMENT OR TERMINATION

     The Board may amend or terminate the Plan, without the consent of any Participant, at any time prior to the end of the first calendar quarter of the Plan Year for which such amendment or termination becomes effective.




ELECTROMAGNETIC SCIENCES, INC. AND SUBSIDIARIES         EXHIBIT 13.1

CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except net earnings per share)


                                                      Years ended
December 31
                                                1996      1995      1994

                                                ----      ----      ----
Net sales (note 9)                            $149,758  128,950  117,993

Cost of sales                                   97,258   83,865   73,375

Selling, general and administrative expenses    31,070   30,836   27,589

Research and development expenses               12,121   10,392    8,127

Write-down of acquired software                  1,645      -        -
                                               -------  -------  -------
     Operating income                            7,664    3,857    8,902


Interest income and other non-operating           (304)     675      640

Interest expense                                (1,113)    (864)    (482)

                                               -------  -------  -------
     Earnings before income taxes
      and LXE minority interest                  6,247    3,668    9,060


Income tax expense (note 6)                     (1,484)  (1,402)  (3,712)

Minority interest in LXE net (earnings) loss       264       44   (1,085)

                                               -------  -------  -------
     Net earnings                             $  5,027    2,310    4,263

                                               =======  =======  =======
Net earnings per common and
 common equivalent share (note 5)                $ .65      .32      .58

                                                   ===      ===      ===
Weighted average number of common
 and common equivalent shares (note 5)           7,731    7,266    7,043

                                               =======  =======  =======

See accompanying notes to consolidated financial statements.



ELECTROMAGNETIC SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)




December 31
                                                   1996         1995
                                                 -------      -------
ASSETS

Current assets:
  Cash and cash equivalents                        4,321        5,766
  Trade accounts receivable, net (note 3)         45,452       40,118
  Inventories:
    Work in process                                5,688        5,701
    Parts and materials                           14,548       10,128
                                                 -------      -------
        Total inventories                         20,236       15,829
                                                 -------      -------
  Deferred income taxes (note 6)                   2,098        1,363
                                                 -------      -------
        Total current assets                      72,107       63,076
                                                 =======      =======

Property, plant and equipment (note 4):
   Land                                            1,150        1,150
   Building and leasehold improvements            14,829       14,690
   Machinery and equipment                        59,137       53,037
   Furniture and fixtures                          4,426        4,182
                                                 -------      -------
                                                  79,542       73,059
   Less accumulated depreciation
    and amortization                              49,107       43,794
                                                 -------      -------
        Net property, plant and equipment         30,435       29,265
                                                 -------      -------
Other assets                                       7,304        7,487

Goodwill, net of accumulated amortization
 of $1,695 in 1996 and $1,225 in 1995 (note 2)    17,231        5,126
                                                 -------      -------
                                                $127,077      104,954
                                                 =======      =======

See accompanying notes to consolidated financial statements.




ELECTROMAGNETIC SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
(In thousands)

                                                      December 31
                                                   1996         1995
                                                 -------      ------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of
   long-term debt (note 4)                     $   4,497        3,546

  Accounts payable                                14,798       10,369

  Accrued compensation costs                       3,404        3,402

  Accrued retirement costs (note 7)                  327          589

  Deferred revenue                                 1,340        1,296

  Other current liabilities                        1,104          872
                                                 -------      -------
     Total current liabilities                    25,470       20,074
                                                 -------      -------
Long-term debt, excluding current
 installments (note 4)                            12,230       10,989

Deferred income taxes (note 6)                     2,127        4,408
                                                 -------      -------
        Total liabilities                         39,827       35,471
                                                 -------      -------
Minority interest in LXE (note 2)                    -          9,274


Stockholders' equity (note 5):
  Preferred stock of $1.00 par value
   per share.  Authorized 10,000,000
   shares; none issued                               -            -
  Common stock of $.10 par value per
   share.  Authorized 75,000,000 shares,
   issued and outstanding 8,445,000 in
   1996 and 7,004,000 in 1995                        844          700

  Additional paid-in capital                      32,581       10,681
Foreign currency translation adjustment              (47)         (17)
Retained earnings                                 53,872       48,845

                                                 -------      -------
        Total stockholders' equity                87,250       60,209

                                                 -------      -------
Commitments and contingencies (note 10)         $127,077      104,954
                                                 =======      =======

See accompanying notes to consolidated financial statements.


ELECTROMAGNETIC SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
                                  Three years ended December 31, 1996
                           ----------------------------------------------------
                                                   Foreign
                                                   currency
                                            Addi-   trans-             Total
                           Common  Stock   tional   lation             stock-
                           --------------  paid-in  adjust-  Retained  holders'
                           Shares  Amount  capital   ment    earnings  equity
                           ------  ------  ------- --------  --------  --------
Balance, December 31,
 1993                       6,715    $671    8,582      23    42,272   51,548
Net earnings                  -       -        -        -      4,263    4,263
Income tax benefit from
 exercise of non-
 qualified stock options
 (note 6)                     -       -        124      -        -        124
Exercise of common stock
 options                      106      11      623      -        -        634
Foreign currency
 translation adjustment       -       -        -       (138)     -       (138)
                            -----   -----    -----    -----   ------   ------
Balance, December 31,
  1994                      6,821     682    9,329     (115)  46,535   56,431
Net earnings                  -       -        -        -      2,310    2,310
Income tax benefit from
 exercise of non-
 qualified stock options
 (note 6)                     -       -        695      -        -        695
Exercise of common stock
 options                      248      25    1,594      -        -      1,619
Redemption of shares upon
 exercise of common stock
 options                      (65)     (7)    (937)     -        -       (944)
Foreign currency
 translation adjustment       -       -        -         98      -         98
                            -----    ----   ------    -----   ------   ------
Balance, December 31,
  1995                      7,004     700   10,681      (17)  48,845   60,209

Net earnings                  -       -        -        -      5,027    5,027
Income tax benefit from
 exercise of non-
 qualified stock options
 (note 6)                     -       -      1,000      -        -      1,000
Exercise of common stock
 options                      279      28    1,832      -        -      1,860
Redemption of shares upon
 exercise of common
 stock options                (69)     (7)  (1,165)     -        -     (1,172)
Foreign currency
 translation adjustment       -       -        -       (30)      -        (30)
Acquisition of LXE minority
 shares (note 2)            1,231     123   20,233      -        -     20,356

                            -----     ---   ------    ----    ------   ------
Balance, December 31,
  1996                      8,445    $844   32,581     (47)   53,872   87,250
                            =====     ===   ======    ====    ======   ======

See accompanying notes to consolidated financial statements.


ELECTROMAGNETIC SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
                                                    Years Ended December 31
                                                    1996      1995     1994
                                                   ------    ------   ------
Cash flows from operating activities:
  Net earnings                                    $ 5,027     2,310    4,263
  Adjustments to reconcile net earnings to net
   cash from operating activities:
      LXE minority interest                          (264)      (44)   1,085
      Depreciation and amortization                 5,909     5,587    5,526
      Goodwill amortization                           470       420      420
      Write-down of acquired software               1,645       -        -
      Deferred income taxes                        (3,097)       93     (438)
      Changes in operating assets
       and liabilities:
          Trade accounts receivable                (5,334)   (3,763)  (7,118)
          Inventories                              (4,407)   (4,115)     765
          Accounts payable                          4,279      (393)   2,015
          Income taxes                              2,026      (501)   1,582
          Accrued costs, deferred revenue,
           and other current liabilities              (33)     (954)     243
          Other                                      (312)     (864)     (87)
                                                  -------    ------   ------
               Net cash provided by (used in)
                operating activities                5,909    (2,224)   8,256

Cash flows from investing activities:
  Purchase of property, plant and equipment        (7,329)   (8,459)  (5,573)
  Capitalized product software costs, licensing
   costs and other market related investments      (1,688)   (3,667)     -
  Purchase of LXE common stock from
   minority shareholders                           (1,158)      -        -
  Proceeds from maturities of marketable
   securities                                         -         400    1,590
                                                  -------   -------   ------
               Net cash used in
                investing activities              (10,175)  (11,726)  (3,983)
                                                  -------   -------   ------
Cash flows from financing activities:
  Proceeds from long-term debt                      3,075     6,850      -
  Repayment of long-term debt                        (883)     (737)    (356)
  Proceeds from exercise of stock options             629       532      743
                                                  -------   -------   ------
               Net cash provided by
                financing activities                2,821     6,645      387
                                                  -------   -------   ------
               Net change in cash and
                cash equivalents                   (1,445)   (7,305)   4,660

Cash and cash equivalents at January 1              5,766    13,071    8,411
                                                  -------   -------   ------
Cash and cash equivalents at December 31          $ 4,321     5,766   13,071
                                                  =======   =======   ======
Supplemental disclosure of cash
 flow information:
   Cash paid in interest                          $ 1,113       864      482

                                                  -------   -------   ------
   Cash paid in income taxes                      $ 2,918     2,265    2,991
                                                  -------   -------   ------
See accompanying notes to consolidated financial statements.


Electromagnetic Sciences, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 1996, 1995 and 1994

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The consolidated financial statements include the accounts of Electromagnetic Sciences, Inc., its wholly-owned subsidiaries, EMS Technologies, Inc. and LXE Inc., and its majority-owned subsidiary, CAL Corporation (collectively, "the Company"). All significant intercompany balances and transactions have been eliminated in consolidation. Following is a summary of the Company's significant accounting policies:

Management's Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the amounts of assets and liabilities and revenues and expenses reported in the financial statements and accompanying notes, including revenue recognition under long-term contracts. Actual future results could differ from those estimates.

Revenue Recognition
Revenues are derived from sales of the Company's products to end-users and to other manufacturers or system integrators. Revenues under certain long-term contracts, many of which provide for periodic payments, are recognized under the percentage-of-completion method using the ratio of cost incurred to total estimated cost as the measure of performance. Revenues under cost-reimbursement contracts are recorded as costs are incurred and include an estimate of fees earned. Revenues under all other contracts are recognized when units are delivered or services are performed. Provisions for estimated losses on uncompleted contracts are made in the period in which the probable amounts of such losses are determined. Revenues collected in advance under service contracts are recognized over the term of the contract. To properly match revenues with costs, certain contracts may have revenue recognized in excess of billings, and other contracts may have billings in excess of revenue recognized.

Inventories
Inventories are valued at the lower of cost (first-in, first-out) or market (net realizable value). Work in process consists of raw material and production costs, including indirect manufacturing costs.

Cash Equivalents
Cash equivalents of $3,070,000 and $4,205,000 at December 31, 1996 and 1995, respectively, consist of overnight repurchase agreements and interest-bearing deposits with an initial term of less than three months. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation is provided primarily using the straight-line method over the following estimated useful lives of the respective assets:

          Buildings                     40 years
          Machinery and equipment       3 to 8 years
          Furniture and fixtures        10 years

Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the respective leases.


The Company has adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which was issued in March 1995. The adoption of SFAS 121 did not result in any adjustments to the carrying value of property, plant and equipment or other long-lived assets.

Capitalized Software Costs
As of December 31, 1996 and 1995, the Company has capitalized a total of $3.6 million and $1.2 million, respectively, of certain costs to develop software which will be licensed to customers, including $2 million for the unrestricted us of certain wireless logistics software, which was obtained in 1996 in exchange for LXE's minority interest in a software development company. Capitalized software costs, which are included in other assets, will be amortized using the greater of the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues or the straight-line method over three years.

Income Taxes
The Company provides for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Earnings Per Share
Earnings per common and common equivalent share are based on the weighted average number of shares outstanding and equivalent shares derived from dilutive stock options. For purposes of calculating primary earnings per share, the Company's proportionate share of the net earnings of LXE has been adjusted to reflect the dilutive effect of LXE's outstanding stock options. Fully diluted earnings per share are not significantly different from the primary earnings per share presented.

Goodwill
Goodwill represents the excess of purchase price over fair value of net assets acquired and is amortized on a straight-line basis over fifteen to twenty-five years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

Stock Option Plan
Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted




Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.


Foreign Currency Translation
Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at current exchange rates. Income and expenses of the foreign subsidiaries are translated into U.S. dollars at the approximate average exchange rates which prevailed during the year presented. CAL Corporation conducts a material portion of the Company's overall business operations, and the effects of translating CAL's Canadian currency financial statements are accumulated and reported as a separate component
of stockholder's equity.   LXE's wholly owned European subsidiaries are
sales and marketing organizations with no other material business operations, and the effects of remeasuring the foreign currency financial statements of these subsidiaries are recognized in the consolidated statement of earnings. Foreign currency transactions and remeasurement resulted in a net loss of $126,000 in 1996 and net gains of $550,000 in 1995, and $237,000 in 1994.

(2) ACQUISITION OF LXE MINORITY SHARES
On October 3, 1996, the Company announced its offer to exchange .75 shares of its common stock (ELMG stock) for each of the 1.0 million outstanding shares of the common stock of LXE Inc. The exchange offer expired on December 30, 1996, at which time approximately 800,000 shares had been tendered; upon acceptance of those shares, the Company held 96% of the outstanding LXE shares. On December 31, 1996, the Company exercised its right as the holder of at least 90% of the LXE shares to cause a merger in which all remaining LXE shares not held by the Company were each converted into .75 ELMG shares. As a result of the exchange offer and merger, the Company issued approximately 774,000 additional shares valued for financial reporting purposes at $17 per share.

Also as part of the merger, the Company converted all outstanding LXE stock options into ELMG stock options at the rate of .75 ELMG shares for each LXE share subject to option. The per-share price was increased by one-third, so that the aggregate exercise price of each new ELMG option was the same as for the previous LXE option. All other terms and conditions of the new ELMG options, including vesting dates and expiration dates, were
unchanged from the previous LXE options.   As a result, the Company issued
options to purchase a total of 275,000 ELMG shares at prices ranging from $5.03 to $24.33 per share. The total value of these ELMG options, as determined under the Black-Scholes option pricing model, was approximately $2.5 million.

In February 1996, the Company completed a private purchase of 548,000 shares of LXE stock, paid for with $500,000 of cash and 457,000 shares of ELMG stock valued at $10.30 per share as of the date of the transaction.

The acquisition of LXE shares was accounted for as a purchase transaction, resulting in additional goodwill of approximately $12.5 million that will be amortized on the straight-line method over twenty-five years.




(3) TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable include the following (in thousands):

                                                      December 31
                                                    1996        1995
                                                  ------      ------
Amounts billed under contracts                   $ 29,450      27,774

Unbilled revenues (substantially all to
 be billed during the following twelve
 months)                                           17,303      13,873

Deferred revenue                                   (1,031)     (1,009)

Allowance for doubtful accounts                     (270)       (520)
                                                  ------      ------
     Trade accounts receivable, net             $ 45,452      40,118
                                                  ======      ======


(4) LONG-TERM DEBT
The following is a summary of long-term debt (in thousands):

                                                      December 31
                                                   1996        1995
                                                  ------       -----
Reducing revolving credit loan secured by land
 and building, maturing in December 2000,
 interest payable quarterly at a variable rate
 (8.25% at the end of 1996 and 8.0% at the end
 of 1995)                                          3,770       3,770

Revolving credit loan of LXE Inc., unsecured,
 maturing in December 1998, interest payable
 quarterly at a variable rate (8.25% at the end
 of 1996 and 7.67% at the end of 1995)             8,000       6,850

Line of credit secured by the assets
 of CAL Corporation, interest payable at a
 prime rate plus 1.0% (5.75% at the end of
 1996 and 8.5% at the end of 1995)                 3,333       3,068

Financing agreement for the purchase of
 integrated application software, due in monthly
 installments through February 1999, interest
 payable at 8.85%.                                 1,265         -

Other debt, due in installments through
 April 1997                                          359         847
                                                  ------      ------
    Total long-term debt                          16,727      14,535

Less current installments of long-term debt        4,497       3,546
                                                  ------      ------
    Long-term debt, excluding current
     installments                                $12,230      10,989
                                                  ======      ======

In December 1995, the Company amended and restated its reducing revolving credit agreement with a bank to increase available credit from $5,400,000 to $10,000,0000, and extend the loan maturity from January 1, 1997 to December 29, 2000. Reductions in credit available under the agreement occur annually on a fixed schedule over the loan term until credit available reduces to $8,000,000 during the final year of the loan agreement. Based on the level of borrowing at December 31, 1996, no principal payments are required until maturity.

Also in December 1995, LXE entered into a $10,000,000 revolving credit agreement with a bank. Under the credit agreement, which extends through December 1998, LXE must maintain certain ratios related to interest coverage and leverage, and must maintain net worth of at least $25,000,000, among other restrictions.

Interest under both of the revolving credit agreements is, at the Company's option, a function of either the bank's prime rate or LIBOR. A commitment fee equal to .20% per annum of the daily average unused credit available is payable quarterly in arrears under both loans.

CAL's line of credit was renewed in December, 1996 and extends to October, 1997.

The approximate principal maturities of long-term debt for each of the next five years are $4,497,000 in 1997, $8,360,000 in 1998, $100,000 in 1999,
$3,770,000 in 2000 and $0 in 2001. At December 31, 1996, the Company has available four immediate sources of credit: $6.2 million remaining under the reducing revolving credit agreement,$2.0 million available under the LXE revolving credit loan, $1.8 million available under a CAL credit line, and a separate $5 million unused line of credit with a bank.

(5)  STOCK PLANS
The Company has granted incentive and nonqualified stock options to key employees and directors under several stock option plans. All outstanding options have been granted at 100% of fair market value on each option's grant date. All outstanding options become exercisable from one to three years after the date of grant and expire from six to ten years after the date of grant. Some nonqualified options are contingent upon continued employment or noncompetition after retirement. Under all plans at December 31, 1996, options for a total of 576,000 shares of stock were exercisable, and options for 96,000 shares were available for future grants.

Prior to becoming a wholly-owned subsidiary of the Company at the end of 1996, LXE maintained a separate stock incentive plan for grants of restricted shares or options to directors and employees. Immediately prior to the merger on December 31, 1996, options for 367,000 shares of LXE stock were outstanding at prices per share ranging from $3.77 to $18.25.

Following is a summary of activity in all of the Company's stock option plans for the three years ended December 31, 1996, 1995 and 1994 (shares in thousands):

                                                           Weighted Average
                                                             Exercise Price
                                                    Shares     Per Share
                                                    ------     ---------
Options outstanding at December 31, 1993             1,015      $ 6.59
Granted                                                108        8.27
Canceled or expired                                    (15)      11.87
Exercised                                             (106)       5.42
                                                    ------       -----
Options outstanding at December 31, 1994             1,002        6.82
Granted                                                 69       12.72
Canceled or expired                                    (16)       7.31
Exercised                                             (248)       6.53
                                                    ------       -----
Options outstanding at December 31, 1995               807        7.40
Granted                                                 95       11.96
Canceled or expired                                    (22)       7.92
Exercised                                             (279)       6.67
Issued to replace LXE options pursuant to merger       275        9.11
                                                    ------       -----
Options outstanding at December 31, 1996               876      $ 8.66
                                                    ======       =====

The weighted average fair value of options granted in 1996 and 1995, excluding options issued pursuant to the LXE merger, was $7.12 and $7.45, respectively. These fair values were based on a weighted average risk-free rate of return of 6.3% in 1996 and 7.0% in 1995, a six-year term, expected volatility of 49% in 1996 and 44% in 1995, and no expected dividend yield.

The weighted average fair value of options issued pursuant to the LXE
merger as replacement for LXE options was $11.31.   This fair value was
based on a weighted average risk-free return of 6.0%, a 2.7-year term, expected volatility of 49%, and no expected dividend yield.




Following is a summary of options outstanding at December 31, 1996 (shares in thousands):

                          Outstanding                                        Exercisable
                   -------------------------                          ------------------------
                                 Weighted        Weighted Average                   Weighted
    Range of                   Average Price    Remaining Years In               Average Price
Exercise Prices    Shares        Per Share       Contractual Life     Shares        Per Share
---------------    ------      -------------    ------------------    ------     -------------
$ 3.63 -  5.25       289          $ 4.73                2.3             289         $ 4.73
  5.88 -  8.50       292            7.39                3.7             157           7.06
 11.13 - 15.00       234           12.00                4.4              87          11.72
 17.13 - 24.33        61           20.64                2.1              43          21.07
 -------------       ---           -----                ---             ---          -----
$ 3.63 - 24.33       876          $ 8.66                3.3             576         $ 7.65
 =============       ===           =====                ===             ===          =====

Under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company is permitted to continue accounting for the issuance of stock options in accordance with Accounting Principles Board ("APB") Opinion No. 25, which does not require recognition of compensation expense for option grants unless the exercise price is less than the market price on the date of grant. As a result, the Company has not recognized any compensation cost for stock options. If the Company had recognized compensation cost for the "fair value" of option grants under the provisions of SFAS No. 123, the pro forma financial results for 1996 and 1995 would have differed from the actual results as follows (net earnings in thousands):

                                     1996            1995
                                    ------          ------
Net earnings:
  As reported                       $5,027           2,310
  Pro forma                          4,876           2,243

Net earnings per share:
  As reported                          .65             .32
  Pro forma                            .63             .31


Under SFAS 123, the fair value of stock options issued in any given year is expensed as compensation over the vesting period, which for substantially all of the Company's options is three years; therefore, the pro forma net earnings and net earnings per share do not reflect the total compensation cost for options granted in the respective years. Furthermore, the pro forma results only include the effect of options granted in 1996 and 1995; options granted prior to 1995 were not considered. Also excluded from pro forma consideration were options issued pursuant to the LXE merger. These options were issued to replace LXE options and differed from the previous LXE options only in that the number of shares subject to option was adjusted according to the exchange offer rate of .75 ELMG shares for each LXE share. All other terms and conditions of each option, including total exercise price, vesting date and expiration date, were unchanged, and therefore no compensation cost would have been incurred under SFAS 123.

In 1989, the Company adopted a Shareholder Rights Plan, under which each outstanding share of common stock carries a contingent right to purchase additional common stock. These rights are triggered by any of the following: (i) the acquisition of at least a 20% beneficial ownership in the Company, (ii) the acquisition of an additional 2% beneficial interest by an existing 20% holder, or (iii) certain merger, consolidation or asset sale transactions, in each case without the consent of a majority of the members of the Company's Board of Directors not having an interest in the acquiror. Upon being triggered, each right entitles its holder (other than the acquiror and certain related parties) to buy for $30 shares having at that time a market value of $60. The rights expire on April 6, 1999, are subject to redemption by vote of the disinterested directors at a price of $.01 per right, and do not have voting power. Prior to becoming exercisable, they are not separately tradeable and do not have a dilutive effect on earnings per share. The Board of Directors may also issue up to 10,000,000 shares of preferred stock, with such preferences, limitations and relative rights as may be determined by the Board.

(6)  INCOME TAXES
Total income tax expense (benefit) provided for in the Company's consolidated financial statements consists of the following (in thousands):

                                        1996     1995      1994
                                       ------   ------    ------
Consolidated income tax expense       $ 1,484    1,402     3,712

Income tax benefit resulting from
 exercise of stock options credited
 to stockholders' equity and
 minority interest                     (1,042)  (1,316)     (479)
                                       ------   ------    ------
     Total                            $   442       86     3,233
                                       ======   ======    ======

The components of income tax expense were (in thousands):

                                        1996     1995      1994
                                       ------   ------    ------
Current:
  Federal                             $ 2,975      979     3,312
  State                                   535       98       626
  Foreign                                 548      232       212
                                       ------   ------    ------
     Total current expense              4,058    1,309     4,150
                                       ------   ------    ------
Deferred:
  Federal                              (1,862)    (153)     (335)
  State                                  (378)      (1)      (70)
  Foreign                                (334)     247       (33)
                                       ------   ------    ------
     Total deferred (benefit) expense  (2,574)      93      (438)
                                       ------   ------    ------
     Total income tax expense         $ 1,484    1,402     3,712
                                       ======   ======    ======

Income tax expense differed as follows from the amounts computed by applying the U.S. federal income tax rate of 34% to earnings before income taxes and LXE minority interest (in thousands):

                                        1996      1995      1994
                                       ------   ------    ------
Computed "expected" income
 tax expense                         $ 2,123     1,247     3,080
Tax credits from
 research activities                    (175)     (141)     (150)
State income taxes, net of
 federal income tax benefit              342        64       330
Higher foreign tax rates                 158       208        28
Change in deferred tax asset
 valuation allowance                     751       (47)       69
Write-off of deferred tax liability
 related to gain on issuance of
 LXE stock                            (2,229)      -         -
Amortization of goodwill                 150       143       143
Other                                    364       (72)      212
                                       -----     -----     -----
     Income tax expense              $ 1,484     1,402     3,712
                                       =====     =====     =====





Income tax expense includes benefits recognized from foreign net operating loss carryforwards of $288,000, $206,000 and $33,000 in 1996, 1995 and
1994, respectively.


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below (in thousands):

                                                  1996      1995
                                                  ----      ----
Deferred tax assets:
  Accounts receivable                          $   223       269
  Inventories                                      217       209
  Accrued compensation costs                       517       417
  Capital loss carryforward                        566       -
  Foreign research expense and
   tax credit carryforward                       6,034     5,838
  Foreign net operating loss
   carryforward                                    527       239
  Foreign note receivable                          326       327
  Gain on sales to foreign subsidiaries            340       -
  Other                                            260       225
                                                 -----     -----
     Total gross deferred tax assets             9,010     7,524

     Valuation allowance                        (6,912)   (6,161)
                                                 -----     -----
     Net deferred tax assets                     2,098     1,363
                                                 -----     -----
Deferred tax liabilities:
  Property, plant and equipment                  1,844     1,866
  Gain from issuance of LXE stock                  -       2,229
  Net gain from foreign transactions and
   remeasurement                                   283       313
                                                 -----     -----
     Total gross deferred tax liabilities        2,127     4,408
                                                 -----     -----
     Net deferred tax liability                $    29     3,045
                                                 =====     =====

A total of $6,346,000 of the valuation allowance for deferred tax assets at December 31, 1996, relates to tax benefits from the operations of CAL Corporation, which will be first allocated to goodwill when recognized.

Earnings before income taxes for U.S. operations were $6,842,000 in 1996, $2,460,000 in 1995, and $8,817,000 in 1994. Foreign operations reported a loss before income taxes of $595,000 in 1996, and earnings before income taxes of $1,208,000 in 1995 and $243,000 in 1994. The Company's net deferred tax assets at December 31, 1996, include $527,000 for a cumulative $1,624,000 net operating loss incurred by certain foreign operations, which may be carried forward through 2001; management believes that these operations will generate adequate earnings within the next three years to fully realize this deferred tax asset.

(7)  RETIREMENT PLANS
The Company established a qualified defined contribution plan in 1993. All U.S.-based employees that meet a minimum service requirement are eligible to participate in the plan. Company contributions are allocated to each participant based upon an age-weighted formula that discounts an equivalent benefit at age 65 to each employee's current age. Accumulated contributions are invested at each participant's discretion from among a diverse range of investment options offered by an independent investment firm selected by the Company.

The Company's contribution to this plan is determined each year by the Board of Directors. There is no required minimum annual contribution, but the target contribution has been approximately 5% of base payroll. The Company accrued an expense for the defined contribution plan of $1,650,000 for 1996, $1,564,000 for 1995, and 1,250,000 for 1994.

The Company also sponsors qualified retirement savings plans in the U.S. and Canada, in which the Company matches a portion of each eligible employee's contributions. The Company's matching contributions to these plans were $417,000 in 1996, $403,000 in 1995 and $300,000 in 1994.

(8)  FAIR VALUE OF FINANCIAL INSTRUMENTS
The following summarizes certain information regarding the fair value of the Company's financial instruments at December 31, 1996 and 1995:

     Cash and cash equivalents, trade accounts receivable and accounts payable -- The carrying amount approximates fair value because of the short maturity of these instruments.

     Long-term debt -- Substantially all of the Company's long-term debt bears interest at variable rates which management believes are commensurate with rates currently available on similar debt.
     Accordingly, the carrying value of long-term debt approximates fair value.

(9)  BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION
The Company designs and produces advanced communications and signal-processing products with an emphasis on wireless networks; applications include space and satellite communications; cellular telecommunications, radar, surveillance, and military counter-measures. The Company also designs and produces wireless logistics systems mainly for commercial materials handling operations. Following is a summary of business segment information (in thousands):
                                        1996      1995      1994
                                       -----     -----     -----
Net sales:
  Advanced communications and
   signal-processing products       $  78,816   66,659    54,851
  Wireless logistics systems           70,942   62,291    63,142
                                      -------  -------   -------
     Total                          $ 149,758  128,950   117,993
                                      -------  -------   -------
Operating income:
  Advanced communications and
   signal-processing products       $   6,856    4,468     2,490
  Wireless logistics systems              808     (611)    6,412
                                      -------  -------   -------
     Total                          $   7,664    3,857     8,902
                                      -------  -------   -------
Identifiable assets:
  Advanced communications and
   signal-processing products       $  72,999   55,673    51,010
  Wireless logistics systems           54,078   49,281    45,741
                                      -------  -------   -------
     Total                          $ 127,077  104,954    96,751
                                      -------  -------   -------
Capital expenditures:
  Advanced communications and
   signal-processing products       $   4,225    4,200     2,845
  Wireless logistics systems            3,104    4,259     2,728
                                      -------  -------   -------
     Total                          $   7,329    8,459     5,573
                                      -------  -------   -------
Depreciation and amortization:
  Advanced communications and
   signal-processing products       $   3,388    3,260     3,478
  Wireless logistics systems            2,991    2,747     2,468
                                      -------  -------   -------
     Total                          $   6,379    6,007     5,946
                                      =======  =======   =======

Following is a summary of geographic area information, as measured by the locale of revenue-producing operations, for the years ended December 31, 1996, 1995 and 1994 (in thousands):


                                       1996       1995       1994
                                       ----       ----       ----
Net sales:
  United States                    $ 115,113     99,088     96,124
  Canada                              18,390     17,306     15,059
  Europe                              16,255     12,556      6,810
                                     -------    -------    -------
     Total                         $ 149,758    128,950    117,993
                                     -------    -------    -------
Operating income (loss):
  United States                    $   7,672      2,763      8,639
  Canada                                (107)       816        (19)
  Europe                                  99        278        282
                                     -------    -------    -------
     Total                         $   7,664      3,857      8,902
                                     -------    -------    -------
Identifiable assets:
  United States                    $ 101,359     81,003     76,234
  Canada                              16,412     17,174     16,037
  Europe                               9,306      6,777      4,480
                                     -------    -------    -------
     Total                         $ 127,077    104,954     96,751
                                     =======    =======    =======

Export sales from the U.S. to unaffiliated customers were approximately $13.2 million, $16.0 million and $18.1 million in 1996, 1995 and 1994, respectively. Exports to the U.S. by the Company's Canadian subsidiary to non-affiliated U.S. customers were approximately $5.2 million in 1996, $1.3 million in 1995, and $1.1 million in 1994.

The Company had one domestic customer that accounted for 12% of 1995 consolidated net sales. No customers accounted for more than 10% of consolidated net sales in 1996 or 1994.

(10)  COMMITMENTS
The Company is committed under several non-cancelable operating leases for office space, computer and office equipment, and automobiles. Minimum annual lease payments under such leases are $1,873,000 in 1997, $1,040,000 in 1998, $797,000 in 1999, $725,000 in 2000 and $405,000 in 2001. The
Company also has short-term leases for regional sales offices, equipment and automobiles. Total rent expense under all operating leases was approximately $3,193,000, $2,425,000, and $1,889,000 in 1996, 1995 and
1994, respectively.

(11)  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Following is a summary of interim financial information for the years ended December 31, 1996 and 1995 (in thousands, except per share data):


                                      1996 Quarters ended
                          March 31   June 30  September 30   December 31
                          ----------------------------------------------

Net sales                $ 33,189     35,674     37,908         42,987
Operating income              840      2,105      2,543          2,176
Net earnings                  711        984      1,221          2,111
Net earnings per share        .10        .13        .16            .26


                                      1995 Quarters ended
                          March 31   June 30  September 30   December 31
                          ----------------------------------------------

Net sales                $ 32,757     33,006     28,135         35,052
Operating income (loss)     2,161      2,325     (2,210)         1,581
Net earnings (loss)         1,077      1,294       (937)           876
Net earnings (loss)
 per share                    .15        .18       (.13)           .12


The fourth quarter of 1996 included a net benefit from several non-recurring charges and credits. The most significant benefit was associated with the Company's acquisition of the minority interest in LXE Inc. and the resulting write-off of a $2.2 million deferred tax liability; the Company had originally accrued these taxes for the gain upon LXE's initial public offering of stock in 1991. The most significant charge was a $1.6 million writedown of various purchased software; most of this charge related to software that was acquired in exchange for LXE's minority interest in a software development company.



INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Electromagnetic Sciences, Inc.:

We have audited the accompanying consolidated balance sheets of Electromagnetic Sciences, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electromagnetic Sciences, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                        KPMG Peat Marwick LLP



Atlanta, Georgia
January 28, 1997




Selected Financial Data
(In thousands, except earnings per share)

                                             Years ended December 31
                                  1996     1995     1994     1993     1992
                                  ----     ----     ----     ----     ----
Net sales                      $149,758  128,950  117,993   99,044   71,822
Cost of sales                    97,258   83,865   73,375   61,771   44,407
Selling, general and
 administrative expenses         31,070   30,836   27,589   26,522   17,786
Research and development
 expenses                        12,121   10,392    8,127    8,153    7,518
Write-down of acquired
 software                         1,645      -        -        -        -
                                -------  -------  -------  -------  -------
     Operating income             7,664    3,857    8,902    2,598    2,111

Interest income and other
  non-operating                    (304)     675      640      210      776
Interest expense                 (1,113)    (864)    (482)    (434)     (81)
                                -------  -------  -------  -------  -------
     Earnings before
      income taxes and
      minority interest           6,247    3,668    9,060    2,374    2,806
Income tax expense               (1,484)  (1,402)  (3,712)    (896)  (1,038)
Minority interest in LXE
  net (earnings) loss               264       44   (1,085)     (87)    (844)
                                -------  -------  -------  -------  -------
     Net earnings              $  5,027    2,310    4,263    1,391      924
                                =======  =======  =======  =======  =======
Net earnings per common and
 common equivalent share            .65      .32      .58      .20      .10
                                -------  -------  -------  -------  -------
Weighted average number of
 common and common equivalent
 share                            7,731    7,266    7,043    6,856    7,331
                                =======  =======  =======  =======  =======



                                              As of December 31
                                  1996     1995      1994     1993     1992
                                  ----     ----      ----     ----     ----
Working capital                $ 46,637   43,002    39,366   33,104   32,890

Total assets                    127,077  104,954    96,751   87,861   72,970

Long-term debt (excluding
 current installments)           12,230   10,989     4,592    5,060      927

Stockholders' equity             87,250   60,209    56,431   51,548   50,079


No cash dividends have been declared or paid during any of the periods presented.



MANAGEMENTS'S DISCUSSION AND ANALYSIS

Results of Operations

Consolidated net sales increased to $150 million in 1996 from $129 million in 1995 and $118 million in 1994, mainly reflecting growth in the segment for advanced communications and signal processing products. Space and satellite programs, advanced communications systems and cellular/PCS antennas contributed to this segment's sales, which increased to $79 million in 1996 from $67 million in 1995 and $55 million in 1994.

In the segment for wireless logistics systems, revenues were $71 million in 1996, compared with $62 million in 1995 and $63 million in 1994. This segment's revenues increased in 1996 in the North American and international markets for materials handling applications; revenues also increased in the second half of 1996 with the Company's entry into the market for wireless healthcare information management. The 1995 change resulted from a third quarter revenue shortfall associated with beginning the transition to an expanded LXE product line.

Cost of sales was 65% of consolidated net sales in 1996 and 1995, compared with 62% in 1994. The Company's wireless logistics segment has experienced an increasing cost of sales percentage over the past three years (58% in 1996, compared with 56% in 1995 and 50% in 1994) due to more distribution through indirect channels that typically carry lower gross profit margins, as well as a more competitive pricing environment. These increases in the cost of sales percentage have been at least partially offset by the effects of a more profitable mix of development contracts in advanced communication and signal processing and the introduction of new antenna products.

Selling, general and administrative expenses were 21% of consolidated net sales in 1996, compared with 24% in 1995 and 23% in 1994. The net decrease in the selling, general and administrative expense percentage in 1996 compared with 1995 related to lower headcount and marketing costs at the wireless logistics segment; the net increase in 1995 compared with 1994 was the result of expanded European sales and marketing for wireless logistics products, and greater marketing support for the Company's new antenna products.

Research and development expenses represent the cost of the Company's internally funded efforts. Significant research and development costs are also incurred with many specific customer orders for advanced communications and signal processing equipment and, accordingly, are included in cost of sales. The increases in research and development expenses over the past three years are due to efforts to expand the wireless logistics product line, to complete development of the new CALQuest(tm) aeronautical terminal for commercial satellite-based communications, and to develop other new technologies for commercial wireless network infrastructure markets.

During 1996, the Company recognized a $1.6 million operating charge in 1996 to write down certain acquired software, approximately $1.4 million of which related to software acquired in the fourth quarter of 1996 in exchange for LXE's minority interest in a privately held software development company.

Interest income and other non-operating was a net expense in 1996, because of lower interest earnings from lower levels of cash available for investment were more than offset by net losses (compared with net gains in 1995 and 1994) from foreign currency transactions and remeasurement associated with European sales subsidiaries of LXE. Also included in other non-operating in 1996 were non-recurring charges totaling $295,000 for a loss on disposal of a business unit within CAL Corporation and for certain expenses related to the acquisition of LXE minority shares. Interest expense increased in 1996 compared with 1995 and 1994 due to increased borrowing during the year at LXE.

The effective income tax rate was 24% in 1996, 38% in 1995, and 41% in 1994. The effective rate in 1996 included a non-recurring $2.2 million benefit for the write-off of a deferred income tax liability that had been accrued on the Company's gain upon the initial public issuance of LXE's stock in 1991. The decreases in 1996 and 1995 also reflect the effect of tax credits for research and development. No tax benefit was recognized in 1996 for the capital loss carryforward associated with the writedown of software acquired in exchange for LXE's minority interest in a privately-held software company; this writedown represented substantially all of the $1.6 million operating charge in 1996 to write down certain software acquired in exchange for LXE's minority interest in a privately-held software company. The Company expects that the effective income tax rate in 1997 will be approximately 38%.

Liquidity and Capital Resources

Cash and cash equivalents decreased because net cash provided by operations was utilized to finance the purchase of capital assets.

During 1995, the Company amended its existing revolving credit mortgage agreement with a bank to extend the term five years to December 2000, and to increase available borrowing under the agreement from $5.4 million to $10 million. In addition, the LXE subsidiary entered into a $10 million, three-year revolving credit agreement with a bank in December 1995 which replaced an existing $5 million short-term line of credit.

At December 31, 1996, the Company had available four immediate sources of credit: $6.2 million remaining under the reducing revolving credit agreement, $2.0 million remaining under the LXE revolving credit agreement, $1.8 million available under a CAL line of credit and a separate $5 million unused line of credit with a bank. Management believes that the Company's present liquidity, together with cash from operations and sources of external financing, will support its current business activities and capital investment plans.





                                             EXHIBIT 22.1



ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES

Subsidiairies of the Registrant




EMS Technologies, Inc.
660 Engineering Drive
P. O. Box 7700
Norcross, GA  30091-7700

LXE Inc.
125 Technology Parkway
P. O. Box 926000
Norcross, GA  30092-9600

CAL Corporation
1050 Morrison Drive
Ottawa, Ontario K2H 8K7
CANADA


                                                  Exhibit 23.1



The Board of Directors
Electromagnetic Sciences, Inc.



We consent to incorporation by reference in the registration statements (Nos. 2-76455, 2-78442, 2-94049, 33-31216, 33-38829, 33-41041, 33-41042,
33-50528 and 333-20843) on Form S-8 of Electromagnetic Sciences, Inc. of our reports dated January 28, 1997, relating to the consolidated balance sheets of Electromagnetic Sciences, Inc. as of December 31, 1996 and 1995 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, and all related schedules, which reports appear in the December 31, 1996 annual report on Form 10-K of Electromagnetic Sciences, Inc.



                              KPMG Peat Marwick LLP


Atlanta, Georgia
March 31, 1997