Form 10-Q
period 1997-03-31
ELECTROMAGNETIC SCIENCES INC
filed 1997-05-15
CIK 32198

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               Form 10-Q

(Mark one)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1997
                                   --------------
                      Commission File Number 0-6072

                      ELECTROMAGNETIC SCIENCES, INC.
                      ------------------------------
         (Exact name of registrant as specified in its charter)


            Georgia                            58-1035424
            -------                            ----------
(State or other jurisdiction of    (IRS Employer Identification Number)
incorporation of organization)


          660 Engineering Drive
            Norcross, Georgia                        30092
---------------------------------------              -----
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

                             Yes  X      No
                                 ---       --

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on May 1, 1997:

                Class                        Number of Shares
      ----------------------------           ----------------
      Common Stock, $.10 Par Value               8,528,083







ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES


                                 PART I
                                 ------
                          Financial Information

Item 1.  Financial Statements


Consolidated Statements of Earnings (Unaudited)
(In thousands, except net earnings per share)

                                          Three months ended March 31
                                          1997                  1996
                                          ----                  ----
Net sales                                $39,631               33,189
Cost of sales                             26,035               21,506
Selling, general and administrative
  expenses                                 8,635                7,874
Research and development expenses          2,350                2,969
                                          ------               ------
     Operating income                      2,611                  840

Interest and other non-operating             (84)                 292
Interest expense                            (395)                (265)
                                          ------               ------
     Earnings before income taxes
       and LXE minority interest           2,132                  867

Income taxes                                (829)                (365)
Minority interest in LXE net loss            -                    209
                                          ------               ------
     Net earnings                        $ 1,303                  711
                                          ======               ======
     Net earnings per common and
       common equivalent share           $   .15                  .10
                                          ======               ======
Weighted average number of common
  and common equivalent shares             8,933                7,435


See accompanying notes to interim consolidated financial statements.






ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)
(In thousands)


                                            March 31       December 31
                                              1997            1996
                                              ----            ----
ASSETS
------
Current assets:
  Cash and cash equivalents                $  5,350           4,321
  Trade accounts receivable, net             49,860          45,452
  Inventories:
    Work in process                           7,559           5,688
    Parts and materials                      12,436          14,548
                                             ------          ------
       Total inventories                     19,995          20,236

  Deferred income taxes                       2,098           2,098
                                             ------          ------
       Total current assets                  77,303          72,107

Property, plant and equipment:
  Land                                        1,150           1,150
  Building and leasehold improvements        14,938          14,829
  Machinery and equipment                    60,943          59,137
  Furniture and fixtures                      4,510           4,426
                                             ------          ------
       Total property, plant
         and equipment                       81,541          79,542

  Less accumulated depreciation and
    amortization                             50,492          49,107
                                             ------          ------
       Net property, plant and equipment     31,049          30,435

Other assets                                  8,053           7,304
Goodwill, net of accumulated amortization    16,958          17,231
                                             ------          ------
                                           $133,363         127,077
                                            =======         =======

See accompanying notes to consolidated financial statements.






ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited), continued
(In thousands except share data)


                                           March 31        December 31
                                             1997             1996
                                             ----             ----
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Current installments of long-term debt  $  4,149            4,497
  Accounts payable                          13,550           14,798
  Income taxes payable                       1,465              -
  Accrued compensation costs                 4,475            3,404
  Accrued retirement costs                     679              327
  Deferred revenue                           2,214            1,340
  Other liabilities                          1,495            1,104
                                            ------           ------
        Total current liabilities           28,027           25,470

Long-term debt, excluding current
  installments                              15,160           12,230
Deferred income taxes                        2,127            2,127
                                            ------           ------
        Total liabilities                   45,314           39,827

Stockholders' equity:
  Preferred stock of $1.00 par value
   per share. Authorized 10,000,000
   shares; none issued                          -                -
  Common stock of $.10 par value per
   share. Authorized 75,000,000 shares;
   issued and outstanding 8,515,000 in
   1997 and 8,445,000 in 1996                  852              844
  Additional paid-in capital                32,652           32,581
  Foreign currency translation adjustment     (630)             (47)
  Retained earnings                         55,175           53,872
                                            ------           ------
        Total stockholders' equity          88,049           87,250
                                            ------           ------
                                          $133,363          127,077
                                           =======          =======

See accompanying notes to interim consolidated financial statements.







ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
                                            Three Months Ended March 31
                                               1997              1996
                                               ----              ----
Cash flows from operating activities:
  Net earnings                              $ 1,303               711
  Adjustments to reconcile net earnings
    to net cash used in operating
    activities:
      LXE minority interest                     -                (209)
      Depreciation and amortization           1,420             1,354
      Goodwill amortization                     272               110
      Changes in operating assets and
        liabilities:
          Trade accounts receivable          (5,152)            1,413
          Inventories                            43              (101)
          Accounts payable                     (720)            2,030
          Income taxes                        1,274               258
          Accrued costs, deferred revenue
            and other current liabilities     2,535               932
          Other                                (304)             (237)
                                              -----             -----
            Net cash provided by
              operating activities              671             6,261

Cash flows from investing activities:
  Purchase of property, plant and
    equipment                                (2,076)           (1,762)
  Purchase of subsidiary common stock
    (note 3)                                    -                (500)
                                              -----             -----
            Net cash used in investing
              activities                     (2,076)           (2,262)
                                              -----             -----
Cash flows from financing activities :
  Borrowing (Repayment) of long-term debt     2,582            (2,562)
  Proceeds from exercise of stock options        79                28
                                              -----             -----
            Net cash provided by (used in)
              by financing activities         2,661            (2,534)
                                              -----             -----
            Net change in cash and
              cash equivalents                1,256             1,465

Effect of exchange rates on cash               (227)              -
Cash and cash equivalents at January 1        4,321             5,766
                                              -----            ------
Cash and cash equivalents at March 31       $ 5,350             7,231
                                              =====            ======
Supplemental disclosure of cash flow
  information:
    Cash paid for interest                  $   395               265
                                              =====            ======
    Cash paid for income taxes              $   175               525
                                              =====            ======

See accompanying notes to interim consolidated financial statements.






ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited)

(1) Basis of Presentation
     The interim consolidated financial statements include the accounts of Electromagnetic Sciences, Inc., its wholly-owned subsidiaries, EMS Technologies, Inc., LXE Inc. and its majority-owned subsidiary CAL Corporation (collectively, "the Company").
In the opinion of management, the interim consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual report on Form 10-K for the year ended
December 31, 1996. Certain reclassification of 1996 financial data were made to conform to classifications adopted in 1997.

(2) Earnings per Share
     Earnings per common and common equivalent share for the interim periods were based on the weighted average number of shares outstanding and equivalent shares derived from dilutive stock options.

(3) Acquisition of LXE Minority Shares
     On October 3, 1996, the company announced its offer to exchange .75 shares of its common stock (ELMG stock) for each of the 1.0 million outstanding shares of the common stock of LXE Inc. held by third parties. The exchange offer expired on December 30, 1996, at which time approximately 800,000 shares had been tendered; upon acceptance of those shares, the Company held 96% of the outstanding LXE shares. On December 31, 1996, the Company exercised its right as the holder of at least 90% of the LXE shares to cause a merger in which all remaining LXE shares not held by the Company were each converted into .75 ELMG shares.

     The acquisition of LXE shares was accounted for as a purchase transaction, resulting in additional goodwill of approximately $12.5 million that will be amortized on the straight-line method over twenty-five years.

(4) Foreign Currency Translation Adjustment
     As a result of the continued growth, greater operational autonomy and expanding business activity of the Company's LXE sales subsidiaries in Europe, the Company has changed its accounting policy related to the translation of the subsidiaries' financial statements. The functional currency of the subsidiaries is now considered to be the local currency instead of the U.S. dollar, as in previous years; consequently, adjustments resulting from the translation of the subsidiaries' financial statements are now reflected as a separate component of stockholders' equity and not as a part of the results of operations.






ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES

ITEM 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations
---------------------

Consolidated net sales for the first quarter were $39.6 million in 1997, compared with $33.2 million in 1996. Approximately 75% of this revenue growth came from increased sales of the Company's new products for the PCS/cellular, healthcare information, and aeronautical satellite communications markets. In addition, sales of wireless logistics systems to materials handling markets in Europe and North America recovered in 1997 from the low level reported one year earlier.

Cost of sales, as a percentage of net sales, was 66% for the first quarter of 1997, compared with 65% in 1996. This net increase includes a higher cost of sales percentage in the wireless logistics segment, reflecting more distribution through indirect channels that typically carry lower gross profit margins, as well as a competitive pricing environment. The space and advanced communications segment, on the other hand, achieved more favorable operating margins than in 1996, due to a more profitable mix of development contracts, and the introduction of new antenna products.

Selling, general and administrative expenses decreased in 1997 as a percentage of net sales, mainly as a result of low growth in the expense base related to wireless logistics. Research and development expenses, which represent internally-funded efforts, decreased in 1997 as the Company directed a comparatively higher proportion of its total R&D effort towards customer-funded projects, the cost of which is reported in cost of sales.

Other non-operating income for the first quarter of 1997 was lower than in 1996, when there were currency translation and remeasurement gains associated with subsidiary operations in Europe. As a result of the continued growth, greater operational autonomy and expanding business activity of the Company's LXE sales subsidiaries in Europe, the Company has changed its accounting policy related to the translation of the subsidiaries' financial statements. The functional currency of the subsidiaries is now considered to be the local currency instead of the U.S. dollar, as in previous years; consequently, adjustments resulting from the translation of the subsidiaries' financial statements are now reflected as a separate component of stockholders' equity and not as a part of the results of operations.

Interest expense increased in 1997 compared with 1996 due to a higher level of borrowing. The effective income tax rate for 1997 was 39%, which is comparable with the rate for 1996 and previous years, excluding the beneficial effect in 1996 of a non-recurring adjustment of deferred income tax liability.


Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents increased to $5.4 million at March 31, 1997, as the Company used borrowings of long-term debt to finance the investment in property, plant and equipment needed to support the Company's sales growth. The Company expects a net cash increase for the remaining nine months of the fiscal year. Management believes that the Company's present liquidity, together with cash from operations and sources of external financing, will support its current business activities and capital investment plans.




ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES

                                PART II
                                -------
                           Other Information


ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits - The following exhibit is filed as part of this report:

    27.1 Financial Data Schedule

(b) Reports on form 8-K.
On January 14, 1997, the Company filed its Report on Form 8-K dated December 31, 1996, reporting the acquisition of the outstanding minority shares of LXE Inc., pursuant to Item 2 of such report.





                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTROMAGNETIC SCIENCES, INC.



By:            /s/                         Date:   5/15/97
    -----------------------------
    Thomas E. Sharon
    President and Chief Executive
      Officer




By:            /s/                         Date:   5/15/97
   ------------------------------
    Don T. Scartz
    Senior Vice President and Chief
      Financial Officer, Treasurer





ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES



                                Exhibit Index


                                                      Page

Exhibit 27.1         Financial Data Schedule           12