Form 10-K/A
period 1996-12-31
ELECTROMAGNETIC SCIENCES INC
filed 1997-05-23
CIK 32198

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-K/A

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




Item 13.

Certain Relationships and Related Transactions, is amended to provide in its entirety as follows:

Item 13.  Certain Relationships and Related Transactions.
---------------------------------------------------------

Information concerning the Company's consulting arrangement with John E. Pippin, Chairman of the Board, and concerning the interests of certain directors, officers and holders of more than 5% of the Company's outstanding shares, in the LXE Inc. shares acquired by the Company during 1996, is contained in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

The table appearing in such Proxy Statement, concerning the conversion of options previously granted by LXE under its 1989 Stock Incentive Plan into options under the Company's
1992 Stock Incentive Plan, is corrected to provide in its entirety as follows:

                          Number of                       Number of
                         LXE Shares                      ELMG Shares
                         Underlying       Exercise        Underlying        Exercise
                        Options Before    Price Per     Options Before      Price Per    Expiration
     Name             Merger Conversion   LXE Share    Merger Conversion    ELMG Share       Dates
     ----            ------------------   ---------   ------------------   -----------   ----------

John B. Mowell             15,900          $ 5.66          11,925            $ 7.55        3/13/98
John E. Pippin             95,400            3.77          71,550              5.03        1/01/99
Thomas E. Sharon           40,893            3.77          30,669              5.03        1/27/01
Don T. Scartz:             19,875            5.66          14,906              7.55        9/26/02
                            2,000           15.25           1,500             20.33        4/24/98
William S. Jacobs           5,000           18.25           3,750             24.33        3/13/98





                                  SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTROMAGNETIC SCIENCES, INC.



By:  /s/ William S. Jacobs                        Date: 5/23/97
    ----------------------                              -------
    Vice President