Form 10-Q
period 1997-06-30
ELECTROMAGNETIC SCIENCES INC
filed 1997-08-14
CIK 32198

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             Form 10-Q

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----    SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1997
                                        -------------


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

                         Yes  X          No
                            -----          -----

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on July 27, 1997:

               Class                        Number of Shares

    Common Stock, $.10 par Value                8,529,046




                          INDEX
                                                               Page No.
Part I.   Financial Information

     Item 1.   Financial Statements

               Consolidated Statements of Earnings -
               Three Months and Six Months Ended
               June 30, 1997 and 1996                            3

               Consolidated Balance Sheets - June 30,
               1997 and December 31, 1996                       4-5

               Consolidated Statements of Cash Flows -
               Six Months Ended June 30, 1997 and 1996           6

               Notes to Interim Consolidated Financial
               Statements                                        7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations     8


Part II   Other Information

     Item 4.   Submission of Matters to a Vote of Security
               Holders                                           9

     Item 6.   Exhibits and Reports on Form 8-K                  9




                                 PART I
                          FINANCIAL INFORMATION

ITEM 1.   Financial Statements

Consolidated Statements of Earnings (Unaudited)
(In thousands, except net earnings per share data)

                                Three months ended      Six months ended
                                     June 30                 June 30
                                 -----------------      ----------------
                                  1997       1996        1997      1996
                                 ------     ------      ------    ------
Net sales                       $41,046     35,674      80,677    68,863
Cost of sales                    26,710     22,662      52,745    44,168
Selling, general and
  administrative expenses         8,828      7,802      17,463    15,676
Research and development
  expenses                        2,389      3,105       4,739     6,074
                                 ------     ------      ------    ------

     Operating income             3,119      2,105       5,730     2,945

Interest income and other
  non-operating items
  (note 4)                          186       (151)        102       141
Interest expense                   (396)      (273)       (791)     (538)
                                 ------     ------      ------    ------
     Earnings before income
      taxes and LXE minority
      interest                    2,909      1,681       5,041     2,548

Income tax expense               (1,163)      (681)     (1,992)   (1,046)
Minority interest in
  LXE net (earnings)loss            -0-        (16)        -0-       193
                                 ------     ------      ------    ------

     Net earnings               $ 1,746        984       3,049     1,695
                                 ======     ======      ======    ======
Net earnings per common and
  common equivalent share       $   .20        .13         .34       .22
                                 ======     ======      ======    ======
Weighted average number
 of common and common
 equivalent shares                8,941      7,808       8,927     7,597


See accompanying notes to interim consolidated financial statements.




Consolidated Balance Sheets (Unaudited)
(In thousands)


                                            June 30        December 31
                                             1997             1996
                                          -----------      -----------
ASSETS

Current assets:
  Cash and cash equivalents                $  2,560            4,321
  Trade accounts receivable, net             52,903           45,452
  Inventories:
    Work in process                           8,704            5,688
    Parts and materials                      14,145           14,548
                                            -------          -------
        Total inventories                    22,849           20,236
                                            -------          -------
  Deferred income taxes                       2,098            2,098
                                            -------          -------
        Total current assets                 80,410           72,107
                                            -------          -------
Property, plant and equipment:
  Land                                        1,150            1,150
  Building and leasehold improvements        14,988           14,829
  Machinery and equipment                    57,194           59,137
  Furniture and fixtures                      4,024            4,426
                                            -------          -------
        Total property, plant
          and equipment                      77,356           79,542

  Less accumulated depreciation and
    amortization                             45,586           49,107
                                            -------          -------
        Net property, plant and
         equipment                           31,770           30,435

Other assets                                  7,562            7,304
Goodwill, net of accumulated amortization    17,200           17,231
                                            -------          -------

                                           $136,942          127,077
                                            =======          =======




See accompanying notes to interim consolidated financial statements.




Consolidated Balance Sheets (Unaudited), continued
(In thousands except share data)


                                            June 30        December 31
                                             1997             1996
                                          -----------      -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt   $  3,874            4,497
  Accounts payable                           12,483           14,798
  Income taxes payable                        2,316              -0-
  Accrued compensation costs                  3,449            3,404
  Accrued retirement costs                      596              327
  Deferred revenue                            2,658            1,340
  Other liabilities                           1,339            1,104
                                            -------          -------
       Total current liabilities             26,715           25,470

Long-term debt, excluding current
  installments                               18,540           12,230
Deferred income taxes                         2,127            2,127
                                            -------          -------
       Total liabilities                     47,382           39,827
                                            -------          -------
Stockholders' equity:
  Preferred stock of $1.00 par value
   per share.  Authorized 10,000,000
   shares; none issued                          -                -
  Common stock of $.10 par value per
   share.  Authorized 75,000,000 shares;
   issued and outstanding 8,529,000 in
   1997 and 8,445,000 in 1996                   853              844
  Additional paid-in capital                 32,854           32,581
  Foreign currency translation adjustment    (1,068)             (47)
  Retained earnings                          56,921           53,872
                                            -------          -------
        Total stockholders' equity           89,560           87,250
                                            -------          -------

                                           $136,942          127,077
                                            =======          =======


See accompanying notes to interim consolidated financial statements.




Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
                                              Six Months Ended June 30
                                                 1997          1996
                                               --------      --------
Cash flow from operating activities:
 Net earnings                                  $ 3,049        1,695
 Adjustments to reconcile net earnings to
   net cash used in operating activities:
     LXE minority interest                         -           (193)
     Depreciation and amortization               2,786        2,706
     Goodwill amortization                         549          282
     Changes in operating assets and
       liabilities:
         Trade accounts receivable              (8,313)        (601)
         Inventories                            (2,894)        (517)
         Accounts payable                       (1,761)       1,564
         Income taxes                            2,127         (148)
         Accrued costs, deferred revenue
           and other current liabilities         1,670          825
         Other                                    (286)        (909)
                                                ------       ------
           Net cash provided by (used in)
            operating activities                (3,073)       4,704
                                                ------       ------
Cash flows from investing activities:
 Purchase of property, plant and equipment      (4,121)      (3,277)
 Purchase of subsidiary common stock from
   minority shareholders                          (519)        (500)
                                                ------       ------
           Net cash used in investing
            activities                          (4,640)      (3,777)
                                                ------       ------
Cash flows from financing activities:
  Borrowing of long-term debt                    5,687          102
  Proceeds from exercise of stock options          282          219
                                                ------       ------
           Net cash provided by
             financing activities                5,969          321
                                                ------       ------
           Net change in cash and cash
             equivalents                        (1,744)       1,248

Effect of exchange rates on cash                   (17)         -
Cash and cash equivalents at January 1           4,321        5,766
                                                ------       ------
Cash and cash equivalents at June 30           $ 2,560        7,014
                                                ======       ======
Supplemental disclosure of cash flow
  information:
    Cash paid for interest                     $   791          538
    Cash paid for income taxes                 $   259        1,034



See accompanying notes to interim consolidated financial statements.






Notes to Interim Consolidated Financial Statements (Unaudited)

(1) Basis of Presentation

     The interim consolidated financial statements include the accounts of Electromagnetic Sciences, Inc., its wholly-owned subsidiaries, EMS Technologies, Inc. and LXE Inc., and it's majority-owned subsidiary CAL Corporation (collectively, "the Company"). In the opinion of management, the interim consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual report on Form 10-K for the year ended December 31, 1996. Certain reclassification of 1996 financial data were made to conform to classifications adopted in 1997.

(2) Earnings per Share

     Earnings per common and common equivalent share for the interim periods were based on the weighted average number of shares outstanding and equivalent shares derived from dilutive stock options.

(3)  Acquisition of LXE Minority Shares

     On October 3, 1996, the Company announced its offer to exchange .75 shares of its common stock (ELMG stock) for each of the 1.0 million outstanding shares of the common stock of LXE Inc., held by third parties. The exchange offer expired on December 30, 1996, at which time approximately 800,000 shares had been tendered; upon acceptance of those shares, the Company held 96% of the outstanding LXE shares. On December 31, 1996, the Company exercised its right as the holder of at least 90% of the LXE shares to cause a merger in which all remaining LXE shares not held by the Company were each converted into .75 ELMG shares.

     The acquisition of LXE shares was accounted for as a purchase transaction, resulting in additional goodwill of approximately $12.5 million that will be amortized on the straight-line method over twenty-five years.

(4)  Accounting Policy on Currency Translation for Foreign
Subsidiaries

     In 1997, the accounting policy was changed for currency translation and remeasurement of the European subsidiaries' financial statements. Prior to 1997, the functional currency of the European subsidiaries was considered to be the U.S. dollar. These subsidiaries have experienced continued growth, and more recently, greater operational autonomy and expanding business activity, and beginning in 1997, the functional currency is now considered to be the local currency. As a result of this change in accounting policy, remeasurement adjustments arising from the translation of the subsidiaries' financial statements are now reflected as a separate component of stockholders' equity, rather than as a non-operating gain or loss in the results of operations.



ITEM 2.   Management's Discussion And Analysis of Financial
Condition and Results of Operations

RESULTS OF OPERATIONS
---------------------

Consolidated net sales for the second quarter and first six months of 1997 were $41.0 million and $80.7 million respectively, compared with $35.7 million and $68.9 million for the same respective periods in 1996. A majority of this revenue growth came from increased sales of mobile communications infrastructure (PCS/Cellular) products, and wireless network products and services, especially for healthcare information systems.

Cost of sales, as a percentage of net sales, was 65% for both the second quarter and first six months of 1997, compared with 64% for the same periods in 1996. This net increase includes a higher cost of sales percentage in the wireless logistics segment, reflecting more distribution through indirect channels that typically carry lower gross profit margins, as well as a competitive pricing environment. The space and advanced communication segment, on the other hand, achieved more favorable operating margins than in 1996, due to a more profitable mix of development contracts, and the introduction of new antenna products.

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

Other non-operating income in 1997 has fluctuated from 1996 mainly due to the Company's change in accounting policy at the beginning of 1997 related to the translation of foreign subsidiaries' financial statements. The functional currency of the subsidiaries was formerly considered to be the U.S. dollar, and remeasurement adjustments in 1996 that resulted from the translation of the subsidiaries' financial statements were reported in the consolidated statement of operations. Due to the subsidiaries' greater operational autonomy and expanding activity, the functional currency is now considered to be the local currency, and the remeasurement adjustment in 1997 was reported in stockholders' equity on the consolidated balance sheet. Interest expense increased with the Company's higher level of borrowing in 1997 compared with 1996. The effective income tax rate for the first half of 1997 was 40%, which is comparable with the rate for 1996 and previous years, excluding the beneficial effect in 1996 of a non-recurring adjustment of deferred income tax liability.

Liquidity and Capital Resources
-------------------------------

The Company's liquidity and capital resources have been affected by several factors during 1997, including an increase in unbilled revenues under certain long-term, development contracts; these revenues are expected to be billed and collected during the next six months. In addition, the Company has made significant expenditures in 1997 for property, plant and equipment to support continued sales growth. As a result, the Company's cash has decreased and its long-term debt has increased during the first half of 1997. The Company expects a net cash increase for the remaining six months of the fiscal year. Management believes that the Company's present liquidity, together with cash from operations and sources of external financing, will support its current business activities and capital investment plans.



                                PART II
                           OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders was held on May 2, 1997.
At the meeting, each of the following individuals was elected to serve as a member of the Board of Directors during the forthcoming year, by the vote indicated:
                                                      Abstain or
                            For         Withheld   Broker Non-Votes
                         ---------      --------   ----------------
Anthony J. Iorillo       6,614,449       17,478         21,077
Jerry H. Lassiter        6,626,920        5,007         21,077
John H. Levergood        6,615,607       16,320         21,077
John B. Mowell           6,607,137       24,790         21,077
John E. Pippin           6,602,707       29,220         21,077
Don T. Scartz            6,607,407       24,520         21,077
Thomas E. Sharon         6,607,407       24,520         21,077

     At the Meeting, the Shareholders also considered and approved the adoption of the Electromagnetic Sciences, Inc. 1997
Stock Incentive Plan, by the following vote:

                                                      Abstain or
                            For         Withheld   Broker Non-Votes
                         ---------      --------   ----------------
                         6,320,991      295,092         36,921


ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits - The following exhibits are filed as part of this report:

     11.1   Statement re: Computation of Per Share Earnings
     27.1   Financial Data Schedule

(b) Reports on Form 8-K - The Company has not filed any reports on Form 8-K during the three months ended June 30, 1997.

                             SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTROMAGNETIC SCIENCES, INC.


By:          /s/                        Date:    7/31/97
    -----------------------------              -----------
    Thomas E. Sharon
    President and Chief Executive
      Officer



By:         /s/                         Date:    7/31/97
    -----------------------------              -----------
    Don T. Scartz
    Treasurer and Chief Financial
    Officer