Form 10-Q/A
period 1997-06-30
ELECTROMAGNETIC SCIENCES INC
filed 1997-08-18
CIK 32198

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             Form 10-Q/A

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

     27.1   Financial Data Schedule

(b) Reports on Form 8-K - The Company has not filed any reports on Form 8-K during the three months ended June 30, 1997.



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