Form 10-Q
period 1997-09-30
ELECTROMAGNETIC SCIENCES INC
filed 1997-11-14
CIK 32198

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             Form 10-Q

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----    SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997
                                        ------------------


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

                         Yes  X          No
                            -----          -----

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on November 14, 1997:

               Class                        Number of Shares
    Common Stock, $.10 par Value                8,616,185




                                                            FORM 10-Q
                            -2-

ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES

                          INDEX
                                                              Page No.
Part I.   Financial Information

     Item 1.   Financial Statements

               Consolidated Statements of Operations -
               Three Months and Nine Months Ended
               September 30, 1997 and 1996                       3

               Consolidated Balance Sheets - September 30,
               1997 and December 31, 1996                       4-5

               Consolidated Statements of Cash Flows -
               Nine Months Ended September 30, 1997
               and 1996                                          6

               Notes to Interim Consolidated Financial
               Statements                                        7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations    8-9


Part II   Other Information

     Item 6.   Exhibits and Reports on Form 8-K                  10




                                                            FORM 10-Q
                                  -3-
ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES

                                PART I
                          FINANCIAL INFORMATION

ITEM 1.   Financial Statements

Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)


                                Three months ended     Nine months ended
                                   September 30           September 30
                                ------------------     -----------------
                                  1997       1996        1997      1996
                                 ------     ------      ------    ------
Net sales                       $42,306     37,908     122,983   106,771
Cost of sales                    27,986     24,926      80,731    69,094
Selling, general and
  administrative expenses         8,083      7,377      25,546    23,053
Research and development
  expenses                        2,406      3,062       7,145     9,136
                                 ------     ------      ------    ------

     Operating income             3,831      2,543       9,561     5,488

Interest income net of
  other non-operating items
  (note 4)                          (66)       (39)         36       102
Interest expense                   (506)      (293)     (1,297)     (831)
                                 ------     ------      ------    ------

     Earnings before income
      taxes and LXE
      minority interest           3,259      2,211       8,300     4,759

Income tax expense               (1,307)      (897)     (3,299)   (1,943)
Minority interest in LXE
  net (earnings) loss               -          (93)        -         100
                                 ------     ------      ------    ------

     Net earnings               $ 1,952      1,221       5,001     2,916
                                 ======     ======      ======    ======
Net earnings per common
  and common equivalent
  share                         $   .22        .16         .56       .38
                                 ======     ======      ======    ======

Weighted average number
 of common and common
 equivalent shares                8,990      7,808       8,950     7,669

See accompanying notes to interim consolidated financial statements.



                                                            FORM 10-Q
                             -4-

ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES

Consolidated Balance sheets (Unaudited)
(In thousands)


                                         September 30     December 31
                                             1997             1996
                                         ------------      -----------
ASSETS

Current assets:
  Cash and cash equivalents                $  2,321            4,321
  Trade accounts receivable, net             55,827           45,452
  Inventories:
    Work in process                           8,054            5,688
    Parts and materials                      14,422           14,548
                                            -------          -------
        Total inventories                    22,476           20,236
                                            -------          -------
  Deferred income taxes                       2,098            2,098
                                            -------          -------
        Total current assets                 82,722           72,107
                                            -------          -------
Property, plant and equipment:
  Land                                        1,150            1,150
  Building and leasehold improvements        15,026           14,829
  Machinery and equipment                    58,923           59,137
  Furniture and fixtures                      4,215            4,426
                                            -------          -------
        Total property, plant
          and equipment                      79,314           79,542

  Less accumulated depreciation and
    amortization                             47,012           49,107
                                            -------          -------
        Net property, plant and
         equipment                           32,302           30,435

Other assets                                  7,707            7,304
Goodwill, net of accumulated amortization    17,291           17,231
                                            -------          -------

                                           $140,022          127,077
                                            =======          =======




See accompanying notes to interim consolidated financial statements.



                                                            FORM 10-Q
                             -5-

ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES

Consolidated Balance sheets (Unaudited)
(In thousands except share data)


                                         September 30      December 31
                                             1997             1996
                                         ------------      -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt   $  4,505            4,497
  Accounts payable                           13,122           14,798
  Income taxes payable                        2,767              -
  Accrued compensation costs                  4,529            3,404
  Accrued retirement costs                      506              327
  Deferred revenue                            2,130            1,340
  Other liabilities                           1,652            1,104
                                            -------          -------
       Total current liabilities             29,211           25,470

Long-term debt, excluding current
  installments                               17,001           12,230
Deferred income taxes                         2,127            2,127
                                            -------          -------
       Total liabilities                     48,339           39,827
                                            -------          -------

Stockholders' equity:
  Preferred stock of $1.00 par value
   per share.  Authorized 10,000,000
   shares; none issued                          -                -
  Common stock of $.10 par value per
   share.  authorized 75,000,000 shares;
   issued and outstanding 8,609,000 in
   1997 and 8,445,000 in 1996                   861              844
  Additional paid-in capital                 33,225           32,581
  Foreign currency translation adjustment
   (note 4)                                  (1,276)             (47)
  Retained earnings                          58,873           53,872
                                            -------          -------
        Total stockholders' equity           91,683           87,250
                                            -------          -------

                                           $140,022          127,077
                                            =======          =======


See accompanying notes to interim consolidated financial statements.





                                                            FORM 10-Q
                             -6-

ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
                                           Nine Months Ended September 30
                                                 1997          1996
                                               --------      --------
Cash flow from operating activities:
 Net earnings                                  $ 5,001        2,916
 Adjustments to reconcile net earnings
  to net cash from operating activities:
   LXE minority interest                           -           (100)
   Depreciation and amortization                 4,212        4,219
   Goodwill amortization                           712          379
   Changes in operating assets and liabilities:
    Trade accounts receivable                  (11,198)      (5,394)
    Inventories                                 (2,373)      (1,865)
    Accounts payable                            (1,290)       2,933
    Income taxes                                 2,578           84
    Accrued costs, deferred revenue
     and other current liabilities               2,445        1,351
    Other                                         (373)      (1,638)
                                                ------       ------
          Net cash provided by (used in)
           operating activities                   (286)       2,885
                                                ------       ------
Cash flows from investing activities:
 Purchase of property, plant and equipment      (6,079)      (5,269)
 Purchase of subsidiary common stock from
   minority shareholders                          (773)        (500)
                                                ------       ------
          Net cash used in investing
           activities                           (6,852)      (5,769)
                                                ------       ------
Cash flows from financing activities (note 3):
  Borrowing of long-term debt                    4,779          916
  Proceeds from exercise of stock options          661          412
                                                ------       ------
          Net cash provided by
           financing activities                  5,440        1,328
                                                ------       ------
          Net change in cash and cash
           equivalents                          (1,698)      (1,556)
Effect of exchange rates on cash                  (302)         -
Cash and cash equivalents at January 1           4,321        5,766
                                                ------       ------
Cash and cash equivalents at September 30      $ 2,321        4,210
                                                ======       ======
Supplemental disclosure of cash flow
  information:
    Cash paid for interest                     $ 1,297          831
    Cash paid for income taxes                 $ 1,192        1,558

See accompanying notes to interim consolidated financial statements.



                                                            FORM 10-Q
                                -7-

ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited)

(1) Basis of Presentation

     The interim consolidated financial statements include the accounts of Electromagnetic Sciences, Inc., and its wholly-owned subsidiaries, EMS Technologies, Inc., LXE Inc. and CAL Corporation (collectively, "the Company"). In the opinion of management, the interim consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Certain reclassification of 1996 financial data were made to conform to classifications adopted in 1997.

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



                                                            FORM 10-Q
                                -8-

ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES

ITEM 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Results of Operations
---------------------
Consolidated net sales for the third quarter and first nine months of 1997 were $42.3 million and $123.0 million respectively, compared with $37.9 million and $106.8 million for the same respective periods in 1996. Wireless infrastructure (PCS/cellular antenna) products and wireless local area network products for logistics applications made the most significant contributions to the Company's net growth in revenues. Revenues from the healthcare business slowed in the third quarter due to a product transition, but the Company expects this business to recover in the fourth quarter.

Cost of sales, as a percentage of net sales, was approximately 66% for the interim periods in both 1997 and 1996, despite a changing product mix. The benefits from sales growth in higher-margin products for wireless infrastructure and certain space applications helped offset the adverse effects of comparatively higher distribution of wireless local area network products through indirect channels (which typically have a lower gross profit margin), as well as costs incurred for increased proposal efforts in the space business.

Selling, general and administrative expenses decreased in 1997, as a percentage of net sales, mainly as a result of low growth in the expense base related to wireless local area networks. Research and development expenses, which represent internally-funded efforts, decreased in 1997 as the Company directed a higher proportion of its total R&D effort toward customer-funded projects, the cost of which is reported in cost of sales.

Interest expense increased with the Company's higher level of borrowing in 1997 compared with 1996. The effective income tax rate for the first nine months of 1997 was 40%, which is comparable with the rate for 1996 and previous years, excluding the beneficial effect in 1996 of a non-recurring adjustment of deferred income tax liability.

Liquidity and Capital Resources
-------------------------------
The Company's liquidity and capital resources have been affected primarily by an increase in accounts receivable related to unbilled revenues under certain long-term development contracts. In addition, the Company has made significant expenditures in 1997 for property, plant and equipment to support continued sales growth. As a result, the Company's cash has decreased and its long-term debt has increased from the levels reported at the beginning of the year. However, the Company generated positive net cash flow in the third quarter, which was utilized to reduce long-term debt. The Company expects to generate further positive cash flow in the fourth quarter, as certain unbilled revenues are expected to be billed and collected during that period. Management believes that the Company's present liquidity, together with cash from operations and



                                                     FORM 10-Q

                           -9-


sources of external financing, will support its current business activities and near-term capital investment plans, but expects that additional sources of liquidity will be needed over the next few years if sales and production levels continue to grow at rates similar to those of the past two years.

Business Risk Factors
---------------------
Forward-looking statements with respect to the potential development of various markets and products, as well as expected cash flows, are included in management's discussion and analysis of financial condition and results of operations. Actual results could differ materially from those suggested in any forward-looking statements as a result of a wide variety of factors. Such factors include, but are not limited to, the availability of third-party-manufactured hardware for integration into Company products, the Company's ability to achieve product development and manufacturing objectives within the cost and timing parameters created by customers and end-users, and timeliness of orders and payments from customers. Additional information concerning such factors is contained in the Company's Report on Form 8-K dated October 15, 1997.





                                                            FORM 10-Q
                                -10-

ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES

                                PART II
                           OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - The following exhibits are filed as part of this report:

     10.1 Electromagnetic Sciences, Inc. 1997 Stock Incentive Plan,as adopted January 24, 1997 and amended effective August 29, 1997.

     27.1   Financial Data Schedule

(b) Reports on Form 8-K - The Company has not filed any reports on Form 8-K during the three months ended September 30, 1997.



                                                       FORM 10-Q
                                -11-

                             SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTROMAGNETIC SCIENCES, INC.


By:          /s/                        Date:   11/14/97
    -----------------------------              -----------
    Thomas E. Sharon
    President and Chief Executive
      Officer



By:         /s/                         Date:   11/14/97
    -----------------------------              -----------
    Don T. Scartz
    Treasurer and Chief Financial
      Officer