Form 10-K
period 1997-12-31
ELECTROMAGNETIC SCIENCES INC
filed 1998-03-31
CIK 32198

Via:  EDGAR



March 31, 1998



Securities and Exchange Commission
Judiciary Plaza
455 K Street, N.W.
Washington D.C.  20549

Attn:  Filing Desk

Re:  Electromagnetic Sciences, Inc. (the "Company")
     File No. 0-6072 -- Annual Report on Form 10-K

Ladies and Gentlemen:

Accompanying this letter is the Company's Annual Report on Form
10-K for the year ended December 31, 1997, including all filed exhibits. These documents are submitted for filing under the Securities Exchange Act of 1934.

The financial statements and Financial Data Schedules included in the Annual Report do not reflect any changes from the prior year in accounting principles or practices, or in the method of applying same, except as a result from the adoption of SFAS No. 128, Earnings per Share.

Please direct any inquiries concerning this filing to the undersigned.

Very truly yours,

ELECTROMAGNETIC SCIENCES, INC.


By:  /s/  William S. Jacobs
          Vice President and General Counsel





                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-K

X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


          For the fiscal year ended December 31, 1997
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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K: [X]

The aggregate market value of voting stock held by persons other than directors or executive officers on March 20, 1998, was $188,399,000, based on a closing price of $22.50 per share. The basis of this calculation does not constitute a determination by the registrant that all of its directors and executive officers are affiliates as defined in Rule 405.

As of March 20, 1998, the number of shares of the registrant's common stock outstanding was 8,632,322 shares.

                 DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Company's 1997 Annual Report to Shareholders and definitive proxy statement for the 1998 Annual Meeting of Shareholders of the registrant is incorporated herein by reference in Parts II, III and IV of this Annual Report on Form 10-K.





                               PART I

ITEM 1.  Business.

GENERAL

SUMMARY

Electromagnetic Sciences, Inc. (the "Company") designs, manufactures and markets products that are important to a wide range of wireless communications applications, with a focus on the needs of the mobile information user. The Company is organized around two main business segments:

(1)  Space and Technology
This segment serves several technologically advanced markets, including the markets for communications systems in space, as well as satellite communications terminals for mobile platforms (such as high performance aircraft). This segment also provides equipment for advanced electronic systems that are used in defense communications, radar and sensor applications.

Space and technology products have a relatively high content of engineering and often require custom-developed designs and technology. As a result, this segment is an important resource for development of new technology that the Company seeks to utilize in other products and applications.
Space and technology products accounted for 44%, 49% and 50% of consolidated net sales in 1997, 1996 and 1995.

(2)  Wireless Products
This segment supplies wireless data networks and system integration services for logistics, transportation and healthcare information management, as well as wireless infrastructure products for public and private communications.

Wireless products, like space and technology products, incorporate advanced communications technologies developed by the Company. Wireless products are generally based on standardized designs that can be efficiently manufactured and installed at higher volumes.

Wireless products accounted for 56%, 51% and 50% of consolidated net sales in 1997, 1996 and 1995.

The discussion of the Company's business set forth in this Item 1 is qualified by the materials appearing below under the heading


RISK FACTORS AND FORWARD-LOOKING STATEMENTS.


BACKGROUND

	  In the space and technology segment, the Company has a long history of applying high-frequency microwave technology, beginning in the early 1970's in the Nimbus weather satellite programs. In the mid-1970's, the Company pioneered the use of electronic beam-forming networks ("BFN's"), which allow satellites to electronically adjust their antenna patterns in orbit. This technology was originally implemented to allow defense communications satellites to combat interference from the ground, but it has become important in a wide range of modern communications satellites as they seek to accommodate changing traffic patterns or provide "bandwidth on demand." The Company also produced the first all-electronic switch matrix to provide flexible interconnectivity between uplink and downlink channels in a commercial communications satellite.

In wireless products, the Company has developed wireless local-area computer networks that provide mobility and real-time data communications for enhanced productivity of mobile workers and improved accuracy of transaction processing operations. Principal markets include material management functions in warehouses and distribution centers (the "logistics" market), and automation of patient care records in the healthcare environment (the "healthcare" market). Through relationships with applications software providers that specialize in specific markets, the Company's hardware is typically offered as part of complete system solutions.

The Company's fastest growing wireless product over the past three years has been a line of cellular/PCS base station antennas (marketed under the "DualPol" trademark name) that employ polarization-diversity technology. These antennas allow cell-site tower structures that are much simpler and less obtrusive than conventional antenna towers; further, these antennas offer superior coverage and resistance to signal-fading, as compared with networks with conventional vertical polarization antennas. The Company also offers a full line of lower-priced, conventional antennas for both cellular and PCS networks, and is marketing these products, along with a family of accessory products, to service providers and to original equipment manufacturers ("OEM's") domestically and internationally.


MARKETS AND PRODUCTS
The Company has developed a broad portfolio of technologies and products that are used to provide customer solutions, particularly in the markets for satellite communications, wireless communications infrastructure and wireless local area data networks:

Space and Technology Markets
Historically, satellite technology was funded by the military for defense applications, and was commercially cost-effective only for specialized high-capacity applications within the telecommunications and broadcast industries. However, because of improvements in satellite technology resulting in increased performance, size reductions and lower cost of equipment, satellite-based wireless voice and data networks are increasingly being used for a variety of lower-cost, high-volume commercial applications, such as mobile telephony and data communications.

Satellites provide a number of advantages over terrestrial facilities for many high-speed communications service applications. First, satellites enable high-speed communications service where there is no suitable terrestrial alternative available, or where the terrestrial alternative is inadequate. Second, unlike the cost of terrestrial networks, the cost to provide services via satellite does not increase with the distance between sending and receiving stations. Finally, in contrast to the installation of fiber optic cable, satellite networks can be rapidly and cost-effectively deployed.

Demand for commercial satellites will be determined by several factors, including: (1) growth in demand for new satellite-based applications, such as mobile telephone or data services; (2) growth in business networking; (3) growth in direct-to-home television and related voice, video and data systems; (4) development of new satellite-based communications architectures to provide basic telephone and television services in developing regions of the world; (5) and replenishment of orbiting satellite constellations nearing the end of their useful lives. Several large-scale telecommunications projects are in various stages of development and implementation, and are contributing to the projected demand for commercial satellites. Launch cost and capacity, which are directly related to satellite size and weight, are significant factors in the viability of these proposed systems. As a result, current commercial satellite designs are being driven to incorporate lighter weight, smaller, and more highly integrated subsystems and components.

In addition, some of the proposed low earth orbiting LEO systems would employ hundreds of satellites, each with its own complicated antenna system, to produce a cellular-like coverage pattern on the earth.
The combination of many satellites and multiple beams for each satellite allows the satellite system to effectively "re-use" the frequency band, similar to a terrestrial cellular system.
Because of the high-frequency and small cells utilized by LEO satellites, the ground terminals will be much more affordable than their lower-frequency predecessors, and will require smaller antennas with lower transmitter power. In proposed high data-rate LEO systems, the ground terminals must track the satellites as they move overhead, handing-off from one satellite to the next as the constellation progresses. This requirement will provide a significant opportunity to antenna manufacturers who can provide low-cost scanning antennas.

Space and Technology Products.
The Company designs and manufactures innovative satellite communications products, including satellite system and subsystem and ground terminal products that address the need for high speed, high data rate, high reliability communications systems. The high-speed communications services that are expected from the next generation of commercial satellites will involve technologies, such as multiple spot-beam antennas and highly integrated on-board switching, in which the Company has significant experience. The Company's satellite system and subsystem products are typically configured as subsystems, which are complex collections of components that, together, perform a major function or group of functions within a larger satellite system. The subsystems developed by the Company for application in space hardware products include:

- Beam Forming Networks for Antenna Control.

Almost every next-generation Ka-Band satellite will use sophisticated antenna systems to create a pattern of multiple coverage areas on the earth's surface, similar to terrestrial cellular systems. The Company has already developed and produced such systems, including the transmit and receive beam-forming networks for NASA's Advanced Communications Technology (ACTS) satellite system and the Defense Department's MILSTAR EHF satellite system, both systems with operational satellites in orbit. Several of the key features of the new "multi-media" satellites have been demonstrated by the ACTS system, including switching of spot-beams for time-division multiple access("TDMA") and on-board processing. For these two systems, the Company has delivered over thirty electronic beam forming networks at both 20GHz (transmit) and 44 GHz (receive).


-  Switches and Switch Matrixes.

The Company also provides a variety of microwave components that are integrated into the equipment of other satellite equipment providers. These components typically perform complex switching or control functions. For example, the Company has developed solid state, high-speed switch matrices that route communications signals along multi-channel networks, for interconnectivity of
channels and efficient network operation.   Other products
include redundancy switches used to switch in back-up equipment to replace a failed on-board component.




-  Satellite Bus Products.

The Company is involved with design and production of hardware associated with the satellite "bus," which is the orbiting platform that provides positioning and power to the payload equipment. The bus acts as the host platform for the mission-specific payload equipment, and is usually common to many missions. For example, the Company utilizes its specialized design and manufacturing processes to provide electronic power conditioning ("EPC") equipment and attitude control equipment for several types of satellites. EPC's must be very efficient in converting voltages generated by the solar arrays into power supplies that can feed regulated voltages to the on-board equipment. Another example of bus hardware is the Company's "CALTRAC (trademark)" star tracker that uses high-speed optical technology to provide attitude control information for stabilizing a satellite's orbit. The Company believes that the "CALTRAC (trademark)" star tracker provides performance that is superior to that of older generation units, and it is currently under contract to supply its equipment to customers who are developing next-generation LEO satellite buses.

- Aeronautical Antennas.

The Company has utilized its antenna technology to develop an industry-leading INMARSAT aeronautical antenna product, the AMT-50, which is a mechanically-steered antenna that is connected to an aircraft's navigational system and automatically remains directed toward a geostationary communications satellite for voice and low data-rate communications. This antenna is mounted under a small, unobtrusive radome atop an aircraft's tail stabilizer. The Company believes that this product has the leading market share in the high-end corporate jet market. The Company has also developed its "CalQuest (trademark)" product, which is a complete satellite telephone system. This product is used on a wide range of turbo-prop and jet aircraft for voice and data communications, is functional over North and Central America, and provides a more affordable solution for satellite communications than can be provided within the worldwide INMARSAT system.

The Company is also developing a steerable antenna system designed to provide live television and other high data-rate services to jet aircraft, including commercial airliners. The system includes a low-profile mechanically steerable antenna system, mechanical positioner, and a beam steering unit to keep the antenna properly pointed at the satellite during the motion associated with flight.


- Ground Terminal Products.

  The Company is a leading provider of the ground station equipment associated with satellite-based "search and rescue" systems, including the local-user terminals that process information received from satellites. The local-user terminal determines the location of the maritime or aviation beacons that transmit distress signals to the satellite system, and typically displays the results for intervention by emergency authorities. This terminal technology can also be adapted for routine tracking and management of aviation and maritime fleets.


Wireless Products and Markets.
The Company's wireless products are focused on two markets: (1) wireless infrastructure, and (2) wireless local-area computer networks for logistics and healthcare.


                  Wireless Infrastructure

Wireless infrastructure will need to expand to support the growing worldwide demand for wireless communications, which is being fueled by decreasing prices for wireless handsets, a more favorable regulatory environment, greater competition among service providers, and more availability of services and RF spectrum. In addition, several developing countries are installing wireless telephone networks as an alternative to installing, expanding or upgrading traditional hard-wired networks. Emerging bi-directional wireless data applications have the potential to further expand the market for wireless communications by allowing service providers to increase revenue-generating traffic on their networks.

Specific technological trends are also affecting the wireless industry. For example, the continuing growth of the wireless communications market has strained the capacity of traditional analog cellular systems that can carry only one call per channel of radio spectrum. As a result, many service providers are installing new digital equipment to increase per-channel capacity by factors ranging from three to eight. In addition, service providers have begun to construct PCS digital networks that operate at twice the frequency level of cellular systems, which provides the greater bandwidth necessary for an expanded range of voice and data services. PCS technology requires smaller cells than analog technology and, as a result, approximately four times the number of base stations to complete its geographical build-out.

Although existing systems have been almost exclusively devoted to the mobile voice/paging market, several proposed systems would offer high-speed wireless services to both businesses and consumers as an alternative to wireline approaches. Initial system applications appear to be in point-to-multipoint communications, where several service providers have licensed spectrum and will be conducting field tests in 1998. Base station antennas in point-to-multipoint systems emulate the multiple-beam antennas designed for space, and TDMA switching technology could be implemented with hardware very similar to the Company's satellite technologies described previously in this document.


- Dual Polarization Antenna Products.

  The Company's "DualPol (trademark)" antenna utilizes polarization diversity to combine the functionality of three vertically-polarized antennas (two receive and one transmit) into a single, compact device. With fewer antennas required, "DualPol (trademark)" technology allows the supporting antenna tower to be much smaller and less expensive than a traditional cellular/PCS antenna site, which must support the weight and wind-loading of a large mounting structure atop the tower. Further, these antennas offer superior coverage and resistance to signal-fading, as compared with networks with conventional vertical polarization antennas. An increasingly important factor in establishing the location of a cell site is the aesthetics of the tower structure. Unlike traditional vertical polarization cellular antennas, the Company's "DualPol (trademark)" antennas can be mounted in a very compact cylindrical configuration which can fit on top of existing utility poles, or be disguised, for example, as a clock tower. The mounting flexibility not only benefits the service provider in obtaining site approvals, but also results in lower installation and structure costs. The "DualPol (trademark)" technology has been rolled out in several major US cities, including New York and San Francisco.

The Company's "AcCELLerator (trademark)" antenna combines multiple "DualPol (trademark)" antennas pre-packaged in a compact cylindrical enclosure that provides the same multi-sector coverage as a large, nine-antenna, spatially-diverse base station, yet with a much smaller, less visually-obtrusive structure.

- Vertical Polarization Antenna Products.

The Company's lower-cost vertical polarization antennas apply "beam-shaping" techniques of amplitude and phase weighing to achieve the most effective antenna performance for specific applications. The Company's "OptiFill (trademark)" antennas are designed for use in a typical crowded coverage area. These antennas utilize null filling, upper sidelobe suppression and electronic down tilt to lower co-channel interference, reduce the number of dropped calls, and improve sound quality. The Company's "OptiRange (trademark)" antennas are designed to maximize "gain" and are useful in systems that have large cells, such as rural areas or initial urban system roll-outs with a small number of base stations.

In the fall of 1996, the Company built and equipped a new 40,000 square foot facility specifically designed to allow high-volume production of its wireless infrastructure antenna product, as well as quick response to customer orders.

            Wireless Local Area Networks.
Significant technological advances and changes in the regulatory environment have facilitated the development and proliferation of wireless computer networking solutions which extend the reach of existing wired networks. Advances in wireless data communications have enabled the extension of enterprise networks to notebook computers, pen-based notepads and handheld data collection terminals in the local area environment. By providing network connectivity for mobile users, these products increase the accuracy, timeliness and convenience of data collection and information access, thereby improving productivity and enhancing customer service. Traditionally, these wireless LAN systems were developed for operation using narrow band UHF radios at 450 MHz. The current generation of wireless LAN systems typically operate at 900 MHz with data rates in the range of 56-64 Kbps. The next generation of wireless LAN systems operate at even higher speeds of 1 Mbps operating at 2.4 GHz. With the advent of video transmissions and conferencing, such systems will likely utilize the 5.7 GHz frequency band where transmission rate of up to 25 Mbps are foreseen.

The recent development of these high performance, open system products has enabled the emergence of a number of new high bandwidth applications in established industrial data collection markets and has fostered the creation of many promising applications in new vertical markets, such as healthcare. In healthcare, for example, wireless LANs now allow medical professionals to access clinical data and input patient charting information at the point-of-care anywhere in a hospital environment. Data-intensive applications in markets such as healthcare require robust and scalable wireless networks capable of supporting an increasing number of applications and users over time.


Healthcare systems are typically sold by software providers that have the direct relationship with end-user customers. In order to enhance its role with the software providers, the Company has undertaken to provide hardware accessories needed for complete wireless systems, including such peripherals as charging stations designed in close consultation with the software provider. The Company further believes that the electronic medical record automation phase will eventually blend into a larger patient record data base, including clinical data.

The Company entered into a strategic alliance with HBO & Company ("HBOC"), the nation's largest healthcare information management system provider. Since that time, the Company has completed wireless LAN installations in a significant number of hospitals and healthcare facilities.

Wireless Local Area Network Products.
Utilizing its extensive radio frequency and antenna expertise, the Company's wireless LANs provide mobility and real-time data communications to enhance productivity. The Company's wireless LANs have been installed at more than 4,000 sites world wide, including the facilities of many Fortune 500 companies and some of the world's largest materials handling installations, such as distribution centers and seaports.

The Company's wireless logistics systems, which generally incorporate bar-code scanning capabilities, are compatible with commonly used customer-owned computers and can be configured for a variety of applications. A typical system consists of terminals that incorporate radio transmitters and receivers, a base station that communicates with these terminals, a controller that provides an interface between the base station and host computer, and software that manages and facilitates the communications process.

- Terminals.

The Company offers several types of terminals, all of which utilize radio frequency technology. Hand-held terminals are small, lightweight and intended to be carried by people. Vehicle-mounted terminals are larger, heavy-duty terminals for use on fork-lifts, cranes and other mobile materials handling equipment. Other terminal products include a table-top model for fixed positions where computer cabling is not practical, and wireless modems which provide wireless communication capabilities for other devices such as small computers or process controllers. All terminals incorporate built-in radios that operate either in a licensed, narrow frequency band or in an unlicensed broader, "spread spectrum" frequency band. The Company's latest generation of handheld terminals incorporates Intel processors, which allow support for either terminal emulation or the increasingly common client-server applications.


- Radio Base Stations and Controllers.

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

- Healthcare Products and Services

The Company designs and implements wireless networks for healthcare information applications, which involve integration of its own products with specialized terminals and radios from other manufacturers. The Company's healthcare hardware includes its latest generation of Intel-powered handheld terminals for materials management and the specially-designed "PenDock (trademark)" docking station that provides constant battery charging and secure access to keyboards in the healthcare environment.

 - Other Products.

In addition to the basic system hardware, the Company offers various accessories, such as bar code scanners and battery chargers, portable printers, software products for system communications, integrated applications and terminal emulation, and repair and maintenance services.


SALES AND MARKETING
The Company's sales and marketing strategy is focused on direct sales of space and satellite communications and wireless infrastructure products. Due to the technical nature of the Company's products, these direct sales efforts are conducted primarily by internal personnel with a strong engineering background and many of whom have other engineering or management responsibilities within the Company. The Company also utilizes a small number of employees located outside Georgia, as well as independent marketing representatives, both in the U.S. and internationally. These individuals are selected for their knowledge of the local market and their ability to provide technical support and ongoing, direct contact with the Company's current and potential customers.

In space and technology, the development of major business opportunities often involves significant bid and proposal effort, including complex engineering work to determine the technical feasibility and cost effectiveness of various design approaches. Most of the Company's bid and proposal costs are reported in cost of sales, although a portion of these costs is classified as selling, general and administrative expenses. Total bid and proposal costs were $1.3 million in 1997, compared with $770,000 in 1996, reflecting an increased number of major business opportunities, especially in space communications.

The markets for space and satellite communications and for wireless infrastructure markets comprise a relatively small number of customers, which are typically well-known large corporations and wireless service providers. The Company's direct marketing efforts rely on ongoing communications with this base of potential customers, both to determine the customer's future needs and to inform the customer of the Company's capabilities. Because the Company can often receive multiple orders from many of these customers, technical support and service after the sale are also crucial to maintaining a strong supply relationship.

The Company's sales and marketing strategy for wireless local-area networks involves two distribution channels: (1) direct sales, and (2) strategic partners, value-added retailers and 19 international distributors in 40 countries who often combine their application software with the Company's products. Direct sales of logistics systems are performed by an internal sales support staff, 21 regional sales persons in North America, and five European sales subsidiaries. Potential customers for logistics applications are large and medium-sized companies with substantial inventories or distribution networks; these customers are identified by knowledge of the industry and by response to print advertising and trade shows. For healthcare, the Company relies solely on its strategic partners for their sales efforts, and works closely with them to identify and meet customer needs and to provide necessary customer support.

BACKLOG
The backlog of consolidated orders at December 31, 1997 was $54 million, compared with $62 million one year earlier. The decrease was primarily in the space and technology segment, where expected orders associated with planned new space programs were delayed.


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

The electronic components and supplies, printed circuit assemblies, keypad assemblies and molded parts needed for the Company's logistics products are generally available from a variety of sources. Bar code scanners are included in almost all orders, and a significant number of the scanners are purchased from Symbol Technologies, Inc. ("Symbol"), which is also competitor of the Company; however, there are alternative suppliers that manufacture and sell bar code scanners under license agreements with Symbol. The Company believes that its logistics competitors also rely on scanning equipment purchased from or licensed by Symbol. In addition, Symbol and the Company have a license agreement which allows the Company to utilize Symbol's patented integrated scanning technology in certain future products.

Certain of the Company's newer DOS-based terminals are manufactured by single third parties under OEM supply agreements;
the Company is exploring contractual arrangements with additional suppliers, and is also internally developing alternative terminal products.

The Company believes that its present sources of required materials are adequate. The Company does not believe that the loss of any supplier or subassembly manufacturer would have a material adverse affect on its business. In the past, shortages of supplies and delays in the receipt of necessary components have not had a material adverse effect on shipments of the Company's products.


COMPETITION
The Company believes itself to be, in sales, a major independent supplier of (1) microwave subsystems for satellite communications and other specialized uses, (2) base station antennas and other wireless infrastructure products for cellular and PCS mobile networks, and (3) wireless local-area computer network products, mainly for logistics systems. However, the Company's markets are highly competitive. Some of the Company's competitors have substantial resources and facilities that exceed those of the Company, and the Company also competes against smaller, specialized firms.

In the space and technology segment, the Company competes with divisions of certain large U.S. industrial concerns, such as Raytheon, Hughes, Loral, M/A-Com, Inc., and Rockwell, as well as non-U.S. companies such as Spar, COMDEV and RACAL. Some of these companies, as well as others, are potential competitors of the Company for certain contracts and potential customers on other contracts. Certain major customers could also elect to internally develop and manufacture the products that they presently purchase from the Company.

In the wireless products segment, the Company competes with divisions of certain large U.S. and international companies, including Allen Telecom and Ericcson in the wireless infrastructure market, and Western Atlas Corporation, Symbol Technologies, Teklogix Corp. and Telxon Corporation in the logistics market.

The Company believes that the key competitive factors in both the space and technology segment and the wireless products segment continue to be product performance, technical expertise and support to customers, adherence to delivery schedules, and price.


RESEARCH AND DEVELOPMENT
The Company conducts most of its research and development in the space and technology segment in direct response to the unique technical requirements of a customer's order, and most of these costs are included with the overall manufacturing costs for specific orders. Nevertheless, during 1997 internally sponsored research and development was directed to enhance antenna products and to develop other mobile communications technologies.

The wireless products segment has significant internally sponsored research and development. New product designs and performance enhancements during the past three years include "DualPol (trademark)" antennas for PCS/cellular telecommunications, spread spectrum radios, expanded host/server computer connectivity, a new generation of RF Infrastructure components, and terminals that support DOS, Windows and client/server options, networks.

In 1997, 1996 and 1995, the Company invested a consolidated total of $9.1 million, $12.1 million and $10.4 million, respectively, in internally sponsored research and development.


EMPLOYEES
As of December 31, 1997, the Company and its subsidiaries employed a total of approximately 1,200 persons. Over 75% of the Company's employees are directly involved in engineering or manufacturing activities.


RISK FACTORS AND FORWARD-LOOKING STATEMENTS
The discussion of the Company's business set forth in this Item 1 contains various statements that are or may be deemed to be forward-looking. Such statements include, but are not limited to, statements expressed in terms of belief or expectation, statements with respect to technological developments and/or trends in markets served or being pursued by the Company, any statements that may imply that the Company's technology or products are particularly suited for addressing developing markets, and anticipated plans for, or emphasis on, product developments or market initiatives.

All such statements by their nature involve a variety of risks and uncertainties that may cause actual future events or results to differ materially from those set forth in the forward-looking statements. Important factors that could cause such material differences, or that may affect the profitability (including the achievement of sales and earnings levels anticipated from time to time by financial analysts) of the Company's efforts to develop and market its technology and products, include, without limitation: technological developments that cause the Company's products to be less competitive or that modify the approaches that potential customers use to meet the needs for which the Company's products are designed; availability of funding for governmental or private investment in major new defense or communications infrastructure programs; technical difficulties creating delays and additional costs for the Company's product development efforts, or in performing on fixed-price customer contracts; the availability and retention of skilled technical and program-management employees; the effects of general economic conditions (including interest rates and growth in corporate profits) that affect the timing and magnitude of business investment in products of the type sold by the Company; international economic conditions and exchange rate movements affecting foreign markets and local-currency costs for the Company's products (particularly its wireless local-area network and PCS/cellular infrastructure products); activities of the Company's various competitors, including their technological advances and their pricing and marketing policies; the strength and timing of end-user acceptance of new communications services, such as high-data rate mobile systems, that provide current or potential markets for the Company's products; the Company's ability to identify and structure effective relationships with third parties that provide complementary goods or services, particularly in such new markets as healthcare and mobile satellite communications, in which the Company does not have established distribution channels; and the Company's ability to introduce new products on schedule and without incurring unexpected sales declines or costs increases during product transitions.

	In addition, the quarterly earnings contributions of certain of the Company's product areas are heavily dependent on customer orders or product shipments in the final weeks or days of the quarter; this factor can create volatility in quarterly results, and hinders the Company's ability to determine in advance whether its quarterly earnings will meet prevailing analyst expectations.


EXECUTIVE OFFICERS OF THE REGISTRANT
Information concerning the executive officers of the Company is set forth below:

Thomas E. Sharon, age 52, became Chief Executive Officer in July 1994, and had previously served as President since 1987. He joined the Company as an engineer in 1971 and later served as Executive Vice President from 1985 to 1987. He became a Director in 1984. He also serves as a Director and officer of each of the Company's operating subsidiaries.

Don T. Scartz, age 55, has served as Senior Vice President and Chief Financial Officer of the Company since 1995; he has also served as Treasurer since 1981, and as Vice President-Finance of the Company from 1981 to 1995, and as Secretary from 1982 to 1991. He joined the Company as Controller in 1978. He also serves as the Chief Financial Officer of each of the Company's operating subsidiaries. He became a director of the Company in 1995.

John J. Farrell, age 46, is Senior Vice President of the Company and President of its Wireless Products Group. He joined in May 1995 the Company as President and Chief Operating Officer of the LXE subsidiary (which conducts the logistics and healthcare business). Previously, he had been Senior Vice-President and Chief Operating Officer of Oki Telecom, a world-wide supplier of cellular telephones and base stations, since 1993. During the three years prior to 1993, he directed Oki's marketing and sales efforts.

William S. Jacobs, age 52, became General Counsel and Secretary of the Company in 1992, and Vice President in 1993. He is also responsible for the legal affairs of the operating subsidiaries. Previously, he was engaged in the private practice of law, and in such capacity had served as the Company's principal corporate legal counsel since 1982.

Jeffrey A. Leddy, age 42, became Vice President in 1997.
Previously, he served since July 1994 as President of the EMS
Technologies, Inc. subsidiary, which conducts much of the space and technology business. He joined the Company as an engineer in September 1980.

Neilson A. Mackay, age 57, became Vice President in 1997, responsible for satellite communications products and markets. He joined the Company in September 1992 as President of CAL Corporation, an Ottawa, Ontario based subsidiary engaged in the Company's space and technology business.


ITEM 2.  Properties.

The Company's corporate headquarters and its Georgia operations are located in two buildings owned by the Company (comprising 250,000 square feet of floor space on 21 acres), as well as in 82,000 square feet of leased office space (leases to expire prior to 2003) in two other buildings, all located in or near Technology Park, Norcross, Georgia, a suburb of Atlanta. The combined Georgia facilities comprise clean rooms, a microelectronics laboratory, materials storage and control areas, assembly and test area, offices, engineering laboratories, a ferrites laboratory, drafting and design facilities, a machine shop, a metals finishing facility, dark rooms and painting facilities. The Company leases approximately 63,000 square feet of office and manufacturing space for its Canadian operations, located in Ottawa, Ontario; the lease on this facility expires in 2007.


ITEM 3.  Legal Proceedings.
         Not Applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders.
         	Not Applicable



                             PART II

ITEM 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.

The common stock of Electromagnetic Sciences, Inc. is traded in the over-the-counter market (Nasdaq symbol ELMG). At March 20, 1998 there were approximately 1,000 shareholders of record, and the Company believes that there were approximately 4,000 beneficial shareholders, based upon broker requests for distribution of Annual Meeting materials. The price range of the stock is shown below:

                      1997 Price Range      1996 Price Range
                        High      Low         High     Low
                        ----      ---         ----     ---

First Quarter         $25 1/4    17 1/4      13-11/16 10-1/2
Second Quarter         22 3/4    14 1/2      16- 3/8  10-3/4
Third Quarter          29        17 1/4      17- 1/4  10-1/4
Fourth Quarter         28 3/4    16          22       16-1/8

The Company has never paid a cash dividend with respect to shares of its common stock and has retained its earnings to provide cash for the operation and expansion of its business. Future dividends, if any, will be determined by the Board of Directors in light of the circumstances then existing, including the Company's earnings and financial requirements and general business conditions.


ITEM 6.  Selected Financial Data.

Information required for this item is incorporated herein by reference to the Selected Financial Data contained in the Company's 1997 Annual Report to Shareholders, and is included in
Exhibit 13.1.

ITEM 7.  Management's Discussion and Analysis of Results of
           Operations and Financial Condition

Information required for this item is incorporated herein by reference to the Management's Discussion and Analysis of Results of Operations and Financial Condition contained in the Company's 1997 Annual Report to Shareholders, and is included in Exhibit 13.1.

ITEM 8.  Financial Statements and Supplementary Data.

Information required for this item is incorporated herein by reference to the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in the Company's 1997 Annual Report to Shareholders, and is included in Exhibit 13.1.

ITEM 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.

Not applicable.


                             PART III

ITEM 10. Directors and Executive Officers of the Registrant.

The information concerning directors called for by this Item is contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders and is incorporated herein by reference. The information concerning executive officers called for by this Item is set forth under the caption AExecutive Officers of the Registrant@ in Item 1 hereof.

ITEM 11. Executive Compensation.

The information called for by this Item is contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and
           Management.

The information called for by this Item is contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions.

Information concerning the Company=s consulting arrangement with John E. Pippin, Chairman of the Board, is contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.


                          PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K.

(a)1.  Financial Statements

The following consolidated financial statements are contained in the Company's 1997 Annual Report to Shareholders, and are incorporated herein by reference to Exhibit 13.1:


     Independent Auditors' Report.

     Consolidated Statements of Earnings -
      Years ended December 31, 1997, 1996 and 1995.

     Consolidated Balance Sheets - December 31, 1997 and 1996.

     Consolidated Statements of Stockholders' Equity -
      Years ended December 31, 1997, 1996 and 1995.

     Consolidated Statements of Cash Flows -
      Years ended December 31, 1997, 1996 and 1995.

     Notes to Consolidated Financial Statements.


(a)2.  Financial Statement Schedules

                                                            Page
     Independent Auditors' Report

      I.  Condensed Financial Information of
          Registrant

     II.  Valuation and Qualifying Accounts -
          Years ended December 31, 1997, 1996
          and 1995



All other schedules are omitted as the required information is inapplicable, or the information is presented in the financial statements or related notes.

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Electromagnetic Sciences, Inc.:

Under date of February 6, 1998, we reported on the consolidated balance sheets of Electromagnetic Sciences, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the 1997 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.







                                  KPMG Peat Marwick LLP



Atlanta, Georgia
February 6, 1998


Schedule I


Electromagnetic Sciences, Inc. And Subsidiaries
Condensed Financial Information of Registrant
(In thousands)

Balance Sheets
                                             December 31
                                         1997           1996
                                         ----           ----
ASSETS
Cash and cash equivalents             $    574          2,004
Prepaid taxes                              446            446
                                       -------         ------
     Total current assets                1,020          2,450
                                       -------         ------
Land                                       900            900
Building                                 8,278          8,208
Accumulated depreciation                (2,019)        (1,813)
                                       -------         ------
     Net land and building               7,159          7,295
                                       -------         ------
Intercompany receivables                26,797         17,155
Investment in subsidiaries              71,712         63,623
Other assets                             1,248          1,202
                                       -------         ------
Total assets                          $107,936         91,725
                                       =======         ======


LIABILITIES
Current liabilities                    $   866            705
Long-term debt                          11,850          3,770
                                       -------         ------
     Total liabilities                  12,716          4,475
                                       -------         ------
Stockholders' equity
  Common stock                             863            844
  Additional paid-in capital            34,487         32,581
  Foreign currency translation
   adjustment                           (1,393)           (47)
  Retained earnings                     61,263         53,872
                                       -------         ------
     Total stockholders' equity         95,220         87,250
                                       -------         ------
Total liabilities and stockholders'
  equity                              $107,936         91,725
                                       =======         ======



Schedule I (continued)


Electromagnetic Sciences, Inc. And Subsidiaries
Condensed Financial Information of Registrant
(In thousands)

Statements of Earnings


                                      Years Ended December 31
                                     1997       1996       1995
                                     ----       ----       ----

Equity in earnings of subsidiaries  $ 7,338     2,181      1,973

Intercompany charges and other,
  net                                   909       818        701
Interest expense                       (824)     (146)      (157)
                                     ------     -----      -----
     Earnings before income
       taxes                        $ 7,423     2,853      2,517

Income taxes                            (32)   (2,174)       207
                                     ------     -----      -----
Net earnings                        $ 7,391     5,027      2,310
                                     ======     =====      =====

Schedule I (continued)

Electromagnetic Sciences, Inc. And Subsidiaries
Condensed Financial Information of Registrant
(In thousands)

Statements of Cash Flows
                                           Years Ended December 31
                                         1997       1996       1995

Cash flows from operating activities:
  Net earnings                        $ 7,391      5,027      2,310
 Adjustment to reconcile net
  earnings to cash
  used in operating activities:
    Equity in earnings of
      subsidiaries                     (7,338)    (2,028)    (1,973)
    Depreciation expense                  206        205        198
    Increase in intercompany
      receivables                      (9,642)    (1,280)    (2,672)
    Increase (decrease) in deferred
      taxes and other                     (68)    (2,168)       435
                                       ------     ------     ------
     Cash used in operating
      activities                       (9,451)      (244)    (1,702)
                                       ------     ------     ------
Cash flows from investing activities:
  Investment in building                  (70)       -         (556)
  Proceeds from marketable securities     -          -          400
  Purchase of subsidiary common stock
   from minority shareholders            (772)    (1,158)       -
  Investment in privately-held company    -         (800)       -
     Cash used in investing            ------     ------     ------
      activities                         (842)    (1,958)      (156)
                                       ------     ------     ------
Cash flows from financing activities:
  Net increase in long-term debt        8,080        -          -
  Proceeds from exercise of
    stock options                         783        629        532
                                       ------     ------     ------
Cash provided by financing activities   8,863        629        532

Net change in cash and cash
  equivalents                          (1,430)    (1,573)    (1,326)

Beginning cash and cash
  equivalents                           2,004      3,577      4,903
                                       ------     ------     ------
Ending cash and cash equivalents      $   574      2,004      3,577
                                       ======     ======     ======





Schedule II


Electromagnetic Sciences, Inc.
Valuation and Qualifying Accounts
(In thousands)


                            Years ended December 31,1997, 1996 and 1995
                        -----------------------------------------------------
                                    Additions
                        Balance at  charged to                        Balance
                         beginning  costs and                         at end
Classification           of year    expenses   Deductions(a) Other    of year
--------------          ----------  ---------- ----------    -----    -------

Allowance for
 Doubtful Accounts:
   1995                  $   645       390       (315)          -        720

   1996                  $   720        -        (450)          -        270

   1997                  $   270        -          -            -        270


Reserve for Deferred
 Tax Assets:

   1995                  $ 5,328       833         -            -      6,161

   1996                  $ 6,161       751         -            -      6,912

   1997                  $ 6,912       751       (920)          -      5,992






(a) Deductions in 1996 and 1995 represented reductions of the level of reserves determined to be necessary based upon the general aging of receivables and the repayment of certain balances. In addition, deductions in 1996 included the write-off of certain non-U.S. receivables. Deductions in 1997 primarily represented revisions of estimated foreign research expense and tax credit carry forwards.



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

10.5	  Letter, dated December 27, 1997, extending the Consulting Agreement, effective January 1, 1995, by and between the Company and John E.
       Pippin.


10.6   1981 Incentive Stock Option Plan, as amended and restated
       February 6, 1987, and further amended through March 23, 1989 (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).


10.7 Form of split-dollar life insurance agreement between the Company and certain of its officers.

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

10.11 Amendments adopted May 2, 1997, to the Electromagnetic Sciences, Inc. 1992 Stock Incentive Plan.

10.12 Electromagnetic Sciences, Inc. 1997 Stock Incentive Plan, as adopted January 24, 1997, and amended effective August 29, 1997
       (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended September 30, 1997).

10.13 Form of Stock Option Agreement evidencing options granted to executive officers under the Electromagnetic Sciences, Inc. 1997 Stock Incentive Plan.

10.14 Form of Stock Option Agreement evidencing options granted automatically to non-employee members of the Board of Directors, following five years of service, under the Electromagnetic Sciences, Inc. 1997 Stock Incentive Plan.

10.15 Form of Stock Option Agreement evidencing options granted to executive officers under the Electromagnetic Sciences, Inc. 1992 Stock Incentive Plan.

10.16 Form of Stock Option Agreement dated May 15, 1995, evidencing option granted to John J. Farrell, Jr. under the 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31,
       1995).

10.17 Form of Stock Option Agreement evidencing options granted automatically under the 1992 Stock Incentive Plan to newly-elected non-employee members of the Board of Directors (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

10.18 Form of Stock Option Agreement evidencing option granted January 27, 1995 to John E. Pippin (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

10.19 Form of Stock Option Agreement evidencing options granted January 1, 1989 to certain executive officers under the LXE Inc. 1989 Stock Incentive Plan, and thereafter converted into options for reduced numbers of shares, at the same aggregate exercise prices, under the Company's 1992 Stock Incentive Plan (incorporated by reference to
       Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

10.20  Form of Stock Option Agreement evidencing option granted
       September 26, 1990 to an executive officer under the LXE Inc. 1989 Stock Incentive Plan, and thereafter converted into an option for a reduced number of shares, at the same aggregate exercise price, under the Company's 1992 Stock Incentive Plan (incorporated by reference Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

10.21  Form of Stock Option Agreement evidencing option granted
       September 26, 1990 to John B. Mowell under the LXE Inc. 1989 Stock Incentive Plan, and thereafter converted into an option for a reduced number of shares, at the same aggregate exercise price, under the Company's 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

10.22 Form of Stock Option Agreement dated May 15, 1995, evidencing option granted to John J. Farrell, Jr. under the LXE Inc. 1989
       Stock Incentive Plan, and thereafter converted into an option for a reduced number of shares, at the same aggregate exercise price, under the Company's 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the LXE Inc. Annual Report on Form 10-K for the year ended December 31, 1995).

10.23  Electromagnetic Sciences, Inc. Executive Annual Incentive
       Compensation Plan, adopted January 24, 1997 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).


10.24 Form of Indemnification Agreement between the Company and its directors.

10.25 Form of Indemnification Agreement between the Company and its Vice President and General Counsel.

10.26 Letters dated April 17, 1995 and April 19, 1995 between LXE Inc. and John J. Farrell, Jr. concerning the terms of his employment as President of LXE Inc. (incorporated by reference to Exhibit 10.1 to Report on Form 10-Q of LXE Inc. for the quarter ended June 30,
    	  1995).

13.1 Those portions of the Company's 1997 Annual Report to Shareholders incorporated by reference into this Annual Report on Form 10-K.

22.1   Subsidiaries of the registrant.

23.1 Independent Auditors' Consent to incorporation by reference in Registration Statements Nos. 2-76455, 2-78442, 2-94049, 33-31216,
       33-38829, 33-41042, 33-50528, 333-20843 and 333-32425, each on Form
       S-8.

27.1	  Financial Data Schedule - Interim periods and 12 months ended December
       31, 1997, as restated for adoption of SFAS 128.

27.2	  Financial Data Schedule - Interim periods and 12 months ended December
       31, 1996, as restated for adoption of SFAS 128.

27.3 Financial Data Schedule - 12 months ended December 31, 1997, as restated for adoption of SFAS 128.

(b).  Reports on Form 8-K.

No Reports on Form 10-K were filed by the Company during the quarter ended December 31, 1997.



                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTROMAGNETIC SCIENCES, INC.

By:  /s/ Thomas E. Sharon                        Date: 3/31/98
    President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  /s/ Thomas E. Sharon                        Date: 3/31/98
    President and Chief Executive
    Officer and Director
    (Principal Executive Officer)


By:  /s/ John E. Pippin                          Date: 3/31/98
    John E. Pippin, Chairman of the Board


By:  /s/ Don T. Scartz                           Date: 3/31/98
    Don T. Scartz, Senior Vice President
    and Chief Financial Officer, Treasurer
    and Director
    (Principal Financial and Accounting
    Officer)


By:  /s/ Anthony J. Iorillo                      Date: 3/25/98
    Anthony J. Iorillo, Director


By:  /s/ Jerry H. Lassiter                       Date: 3/27/98
    Jerry H. Lassiter, Director


By:  /s/ John H. Levergood                       Date: 3/30/98
    John H. Levergood, Director


By:  /s/ John B. Mowell                          Date: 3/27/98
    John B. Mowell, Director




                       EMPLOYMENT AGREEMENT         Exhibit 10.1


This Agreement ("Agreement") is made effective as of the 1st day of January, 1989, between THOMAS E. SHARON ("Employee") and
ELECTROMAGNETIC SCIENCES, INC., a Georgia corporation
("Employer").


                             RECITALS

The Board of Directors (the "Board") of Employer has offered
Employee continued employment in consideration for the compensation and other benefits hereinafter set forth, and Employee is willing to accept employment on the terms memorialized below.


                            AGREEMENT

NOW, THEREFORE, in consideration of the mutual promises hereinafter contained and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Employer and Employee agree as follows:

1.    Certain Defined Terms.  For the purposes of this
Agreement:

(a)	"Base Date" shall mean December 31, 1993, or such
later date as may be agreed to in writing by the Employer, by act of the Board, and the Employee; provided, however, that no such later date may be more than five years from the date of any such agreement with respect thereto.

(b)	"Change of Control" shall mean (i) the acquisition
by any individual, corporation, partnership or other entity, or by two or more thereof acting together, of 50% or more of Employer's outstanding voting stock, other than pursuant to a transaction that shall have been approved prior to the completion thereof by the Board, or (ii) the election of members of the Board such that a majority of such members following any such election shall not have been nominated or recommended for election by a majority of the members of the Board who were serving immediately prior to such election.

Section 3.

(c)	"Employment Term" shall have the meaning set forth in

(d)	"Good Cause" means any act of dishonesty or
material breach of duty by Employee against the best interests of the Company.

(e)	"Scheduled Expiration Date" shall mean the later
of (i) the Base Date, and (ii) the third anniversary of the date on which a Change of Control occurs, if such Change of Control occurs during the Employment Term.

(f)	"Total Disability" means the inability of Employee
to perform his normal required services hereunder by reason of mental or physical illness or incapacity, which illness or incapacity is expected to be permanent and continuous for a period of not less than one year, as determined by a licensed physician selected by Employee and reasonably satisfactory to the Board.

2.    Emp1oyment Duties.      During the Employment Term,
Employee shall provide services as an executive officer of Employer and shall have such duties as are specified in the Employer's bylaws, as amended from time to time, or as the Board or the Chief Executive Officer shall direct from time to time, provided that the nature of Employee's powers and duties shall be those of a person serving as an executive officer in a similar capacity in a corporation conducting a business comparable to that of Employer. During the Employment Term, Employee shall devote his best efforts to the furtherance of the interests of Employer and the performance of his duties hereunder. Employee's location of employment shall be at Employer's principal executive offices in Norcross, Georgia, and Employer may not transfer Employee to any other location without Employee's prior written consent, unless such transfer result. from the relocation of Employer's principal executive offices.

	3.	Employment Term.	For purposes of this Agreement, the
phrase "Employment Term" shall mean the period beginning on January 1, 1989, and expiring upon the first to occur of the following events:

(a)	the effective date of Employee's resignation;

(b)	the death or Total Disability of Employee;

(c)	Employer's termination of Employee's employment,
by act of the Board, upon written notice to Employee, (i) for Good Cause, or (ii) based on the breach by Employee of any provision of Sections 6 or 7 or of any agreement specified in Section 6;

(d)	Employer's termination of Employee's employment,
based on any other reasons or considerations; or Date.

(e)	the close of Employer's business on the Scheduled
Expiration

Notwithstanding any expiration of the Employment Term, the term of this Agreement shall commence as of January 1, 1989, and shall continue in effect until the full and complete performance of all obligations, whether affirmative or negative, imposed by this Agreement, shall have occurred.


4.    Compensation and Benefits.

		 4.1 Base Salary. During the Employment Term Employer shall pay, by cash or check, to Employee an amount equal to not less than $150,000.00 per calendar year, which amount is payable in equal installments (not less frequently than monthly) in accordance with the payroll practices from time to time adopted by Employer.

4.2	Bonuses or Salary Increases.  Employer may pay to
Employee such additional amounts of compensation, either as bonuses or as an increase in regular salary, as the Board, in its discretion, shall determine is appropriate.

4.3	Payments Following Termination.

(a)	Disability.  If the Employment Term shall expire
prior to the Scheduled Expiration Date because of Employee's Total Disability, Employer shall continue to pay the amounts specified in Section 4.1 to Employee or his duly appointed guardian or legal representative, if any, through the earlier to occur of the Scheduled Expiration Date or any other event specified in paragraphs (b) and (c) of Section 3 (provided, however, that any such payments shall be reduced, dollar-for-dollar, by the amount of any payments made to or for the benefit of Employee pursuant to any Employer-sponsored disability plan, program or arrangement), and, in the case of death prior to the Scheduled Expiration Date, shall thereafter make such payments as would have been made under paragraph 4.3(b) had the Employment Term expired as a result of such death.


(b)	Death.  If the Employment Term shall expire prior
to the Scheduled Expiration Date because of Employee's death, Employer shall thereafter through the Scheduled Expiration Date make payments equal to 50% of the amount specified in Section
4.1. The payments described in this paragraph 4.3(b) shall be made to Employee's spouse if the Employee is married at the time of his death, but if Employee is not married at that time, or if Employee is so married but such spouse dies after this paragraph 4.3(b) becomes applicable and before the Scheduled Expiration Date, the remaining payments shall be made to Employee's estate.

(c)	Resignation.  Except as provided in paragraph
4.3(f), if the Employment Term shall expire prior to the Base Date for the reason specified in paragraph 3(a), Employer shall promptly pay to Employee the salary and benefits accrued and unpaid through the last day of the Employment Term, which payment shall release Employer from any further obligations under this Agreement.

(d)	Termination by Employer for Cause.  If the
Employment Term shall expire prior to the Scheduled Expiration Date pursuant to paragraph 3(c), Employer shall promptly pay to Employee the salary and benefits accrued and unpaid through the last day of the Employment Term, which payment shall release Employer from any further obligations under this Agreement.

(e)	Termination by Employer Without Cause.  Except as
provided in paragraph 4.3(f), if the Employment Term shall expire prior to the Base Date pursuant to paragraph 3(d), Employer shall pay to Employee (or his estate or personal representative) the amounts specified in Section 4.1, at the time or times they would have become payable if the Employment Term had not so expired, such amounts to be paid through the Base Date.

(f)	Certain Terminations Following Change of Control.
 If, following a Change of Control, the Employment Term shall expire prior to the Scheduled Expiration Date pursuant to paragraphs 3(a) or 3(d), Employer shall, within thirty days following such expiration of the Employment Term, pay to Employee in one lump sum an amount equal to three times the greater of (i) Employee's aggregate taxable compensation reportable on Employee's Form W-2 for the calendar year preceding the calendar year in which the Employment Term so expires, and (ii) Employee's annualized salary for the calendar year in which the Employment Term so expires plus the greater of the aggregate bonuses paid to Employee during either such calendar year or the prior calendar year; provided, however, that the amount so paid to Employee shall not exceed the maximum amount that Employer may deduct as a compensation expense for federal income tax purposes as determined by reference to the restrictions set forth in Section 280G of the Internal Revenue Code of 1986, or successor sections thereto, as the same is in effect an the effective date of this Agreement.

4.4	Other Benefits.  Except as otherwise provided in
this Agreement, during the Employment Term, and thereafter for so long as Employee shall receive payments pursuant to paragraph
4.3(a) or 4.3(e), Employer shall provide Employee with the benefits and privileges provided to Employer's other executive officers.

5.    Out-of-Pocket Expenses.  Employer shall reimburse
Employee for all reasonable out-of-pocket expenses incurred by Employee in connection with the performance of his duties hereunder, upon presentation of appropriate documentation.

6.	Intellectual Property.  Employee shall execute and be
bound by all such forms of Invention, Non-Disclosure and Non-Solicitation Agreement, or similar agreements governing rights to and protection of intellectual property and non-solicitation of Employer'. customers and employees, as Employer shall from time to time require to be executed by other executive officers. For the purposes of this Agreement, a breach by Employee of any provision of any such agreement shall be deemed to be a breach by Employee of his obligations under this Agreement

7.	Noncompetition

(a)	During Employment and While Receiving Certain
Payments. During the Employment Term, and thereafter for so long as Employee shall receive payments pursuant to paragraph 4.3(a) or 4.3(e), Employee shall not, directly or indirectly, design, manufacture or sell, or manage or advise others in designing, manufacturing or selling, microwave components or subsystems of the type designed and marketed by the Company prior to the expiration of the Employment Term.

(b)	Resignation and Termination for Cause.  In the
event the Employment Terms expires pursuant to paragraphs 3(a) or 3(c), Employee shall not, for a period ending on the earlier of the Base Date or two years after the expiration of the Employment Term, within the United States, directly or indirectly, design, manufacture or sell, or manage or advise others in designing, manufacturing or selling, or manage or advise others in designing, manufacturing or selling microwave components or subsystems of the type designed and marketed by the Company on or prior to the date of execution of this Agreement. Employee agrees that the restrictions under this Section 7 on his activities following his termination as an employee are reasonable and appropriate in view of the responsibilities entrusted to Employee by Employer, of the benefits provided to Employee during the term of these restrictions, and of the unique circumstances of the current relationship of and dealings between Employer and Employee.

(c)	Termination Without Cause Following a Change of
Control. In the event the Employment Term expires pursuant to paragraph 3(d) following a Change of Control, Employee shall be entitled to the payment specified in paragraph 4.3(f) and shall not be subject following such expiration to any restrictions on his activities pursuant to this Section 7.

8.	Enforcement.  Employee acknowledges that damages at
law alone would be an insufficient remedy to Employer if Employee breaches any provision of Sections 6 or 7, and that Employer would suffer irreparable damage as a result of any such breach. Accordingly, in the event of such a breach or threatened breach, Employer shall be entitled, upon application to a court of competent jurisdiction, to obtain injunctive relief to enforce the provisions of Sections 6 and 7. Employer shall also be entitled to recover its reasonable attorneys' fees incurred in enforcing any provision of this Agreement, whether at law or in equity. Injunctive relief shall be in addition to any other rights or remedies available to Employer, including damages at law.

9. Compliance with Other Agreements. Employee represents and warrants that the execution of this Agreement by him and the performance of his obligations hereunder will not conflict with, result in the breach of any provision of, cause the termination of, or constitute a default under any agreement to which Employee is a party or by which Employee is or may be bound.

10. Waiver of Breach. The waiver by Employer of a breach of any of the provisions of this Agreement by Employee shall not be construed as a waiver of any subsequent breach by Employee.

11.	Binding Effect; Assignment.  The rights and
obligations of Employer under this Agreement shall inure to the benefit of and shall be binding upon the successors and assigns of Employer. This Agreement is a personal employment contract and Employee's rights may not be sold, assigned, transferred, pledged as collateral, or otherwise encumbered or alienated by Employee, except as provided herein with respect to payments to Employee's spouse or estate.

12.	Invalid Provisions.  In the event any paragraph,
provision or clause of this Agreement or any combination thereof is found to be unenforceable for any reason, such finding shall not in any way affect the other paragraphs, provisions or clauses in this Agreement, which shall continue in full force and effect, and the unenforceable provision shall be interpreted in a manner that imposes the maximum restriction or obligation permitted by applicable law.

13.	Governing Law.  This Agreement shall be construed and
enforced in accordance with the law. of the State of Georgia.

14.	Entire Agreement.  This Agreement contains the entire
agreement of the parties and supersedes all prior agreements and understandings, oral or written, with respect to the subject matter hereof. This Agreement may be changed only by an agreement in writing signed by the party against whom any waiver, change, amendment, modification or discharge is sought.

15. Headings. The headings contained in this Agreement are for reference purposes only and shall not affect the meaning or interpretation of this Agreement.

16. Notices. Any notice required or permitted to be given under this Agreement to Employer shall be sufficient if in writing and if personally delivered, or sent by certified or registered mail, first class, return receipt requested, to the principal executive offices of Employer. Any notice required or permitted to be given under this Agreement to Employee shall be sufficient if in writing and if personally delivered, or sent by certified or registered mail, first class, return receipt requested to Employee at his last known address as shown on Employer's personnel records. Notices so given shall be deemed effective upon actual receipt if personally delivered and on the fourth business day after mailing, if so mailed. Employee shall be solely responsible for notifying Employer of any changes of address.

IN WITNESS WHEREOF, the parties have executed this Agreement on the 6th day of July, 1992, effective as of January 1, 1989.

                               EMPLOYER:

ELECTROMAGNETIC SCIENCES, INC.


	By:   /s/ John E. Pippin
                                  -------------------------------
	   John E. Pippin, Chairman of the
 	   Board & Chief Executive Officer


	EMPLOYEE:

	THOMAS E. SHARON

                                 /s/ Thomas E. Sharon
                               ----------------------------(SEAL)




To:		Dr. John E. Pippin                      Exhibit 10.5
From:	Thomas E. Sharon
Date:	12/27/1997
Subject:	Extension of Consulting Contract


		Per our discussions on December 19, 1997, I would like to extend the duration of your existing consulting contract through April 30, 1998. The terms of the contract will be unchanged. During this period I would like you to continue your discussions with Paul Cox, Terry Woods, and Glen Egan about their new management roles within ELMG, with particular emphasis on the aspects of financial and business management. I would like to continue our discussions of the strategic directions for ELMG in 1998, with emphasis on the SATCOM business unit.

		The additional time will give us both time to work out a mutually agreeable role for your continued support beyond the
current period.   Because of your role as Chairman of
Electromagnetic Sciences, Inc. the extension of your consulting contract must be ratified by the Compensation Committee. I have contacted Jerry Lassiter, as committee chairman, and notified him of our discussions and asked him to coordinate (with Bill Jacobs' assistance) the appropriate approval for this extension.

		John, thank you for your support throughout the year, and your willingness to help the Company whenever we call upon you. I believe your counseling with the new management team members has been enlightening as well as enjoyable for them.

						Sincerely,

					 /s/ Thomas E. Sharon
                        ------------------------


cc:  Jerry Lassiter, Bill Jacobs

					   EXHIBIT 10.7

                         SPLIT DOLLAR INSURANCE PLAN


THIS PLAN is adopted by agreement between the Company and the Owner:


DEFINITIONS:
A.	"Company":       Electromagnetic Sciences, Inc., a Corporation.
                    ----------------------------------------------

B.	"Insured":
                    ------------------------------------------

C.	"Insurer":
                    ------------------------------------------

D. "Owner":
                    ------------------------------------------

E. "Policy": The policy or policies of insurance on the life of the Insured issued by the Insurer and listed on Exhibit "A" annexed hereto together with any supplementary contracts issued by the Insurer in conjunction therewith.

F.	"Policy Interest":  The Company's Policy Interest shall
be the amount shown on Exhibit "B" annexed hereto for the last year with respect to which premiums were paid on the Policy. The existence of the Company's Policy Interest shall be evidenced by filing with the Insurer an assignment in substantially the form annexed hereto as Exhibit "C";

RECITALS:

A.	The Owner is owner of the Policy, and
the Owner or the Insured is a valuable employee of the Company. The Company wishes to continue this employment relationship and, as an inducement thereto, is willing to assist the Owner in the payment of premiums on the Policy.

B.	In exchange for such premium assistance, the Owner is
willing to grant to the Company an interest in the Policy as provided herein.

THEREFORE, for value received it is agreed:

1.	Premium Payments

(a)	Each annual premium on the Policy shall be
split between the and the Company as follows:

(1)	The Owner shall pay the amount shown in Exhibit "B".


(b)	The Company shall pay the difference between the
premium due and the payment made by the Owner.

(c)	Dividends on the Policy shall be used to
purchase paid-up additions.

2.	Policy Ownership

(a)	Except as provided in subsection (b) the
Owner shall be sole and exclusive owner of the Policy.
This includes all the rights of "owner" under the terms of the Policy, including but not limited to the right to designate beneficiaries, select settlement-options;
borrow on the security of the Policy and to surrender the Policy.

(b)	In exchange for the Company's payment of
its premium contribution under Section 1, the Owner hereby assigns to the Company the following limited ownership rights in the Policy:

(1)	The right to obtain one or more
loans or advances on the Policy to the extent of its Policy Interest, and to pledge or assign the Policy for such loans or advances. If such loans are for the purpose of paying premiums or otherwise to purchase or carry the Policy, the Company agrees to adhere to the requirements of Internal Revenue Code
264 50 that interest on such loans remain deductible for Federal income tax purposes.

(2)	The right to realize against the
cash value of the Policy, to the extent of its Policy
Interest in the event of termination of this Agreement as provided in Section 4.

(3)	The right to realize against
proceeds of the Policy, to the extent of its Policy
Interest, in the event of the Insured 'S death.

(c) It is agreed that benefits may be paid under tile Policy by the Insurer either by separate checks to the parties entitled thereto, or by a joint check. In the latter instance, the Owner and the Company agree that the benefits shall be divided as provided herein.

3.	The Owner - The Owner shall have the right to assign any part or all of the Owner's retained interest in the Policy and this Plan to any person, entity or trust by execution of a written assignment delivered to the Company and to the Insurer.

4.	Termination of Plan

(a)	This Plan shall terminate on the first to
occur of the following:

(1)	Failure of the Owner to make a
premium contribution as required by Section 1.

(2)	Surrender of the Policy (or any of
them, if more than one) by the Owner, who shall have the sole and exclusive right of surrender without the Company's consent.

(3)	Termination of employment with the
Company of the Owner or Insured, as the case may be, for any reason other than death.

(4)	The written election, upon 36 days
notice, of either party.

(5)	The seventh anniversary of the date
of this plan.

(b)	On any termination of this Plan, the Owner
shall either:

(1)	Surrender the Policy, in which case
the Owner shall pay to the Company an amount equal to the excess, if any, of the Company's Policy Interest over the amount realized by the Company against the cash value of the Policy; or

(2)	Pay to the Company an amount equal
to its Policy Interest, in which event the Company shall release its interest in the Policy.

5. The Insurer - The Insurer shall be bound only by the provisions of and endorsements on the Policy, and any payments made or actions taken by it in accordance therewith shall fully discharge it from all claims, suits and demands of all persons whatsoever. It shall in no way be bound by or be deemed to have notice of the provisions of this Plan.

6.	Special Provisions - The following provisions are part of
this Plan, which is an individually negotiated arrangement with a highly compensated management employee of the Company and thus not considered to be subject to the Employee
Retirement Income Security Act of 1974.

These provisions are included as a matter of caution, and in order to make specific provision for the matters they concern:

(a)	The named fiduciary:  The Company.

(b)	The funding policy under this plan is
that the Company and the Owner remit all premiums on the Policy when due.

(c)	Direct payment by the Insurer is the
basis of payment of benefits under this Plan, with those benefits in turn being based on the payment of premiums by the Company and the Owner.

(d)	For claims procedure purposes, the
"Claims Manager" shall be:


(1)	If for any reason a claim for
benefits under this Plan is denied, the Claims
Manager shall deliver to the claimant a written ex-planation setting forth the specific reasons for the denial, pertinent references to the Plan section on which the denial is based, such other data as may be pertinent and information on the procedures to be followed by the claimant in obtaining a review of his claim, all written in a manner calculated to be understood by the claimant. For this purpose:

   (A)	The claimant's claim shall be deemed
   filed when presented orally or in writing to the Claims Manager.

   (B)	The Claims Manager's explanation shall
   be in writing delivered to the claimant within 90 days of the date the claim is filed.

(2)	The claimant shall have 60 days following his
receipt of the denial of the claim to file with the Claims Manager a written request for review of the denial. For such review, the claimant or his representative may submit pertinent documents and written issues and comments.

(3)	The Claims Manager shall decide the issue on
review and furnish the claimant with a copy within 60 days of receipt of the claimant's request for review of his claim. The decision on review-shall be in writing and shall include specific reasons for the decision, written in a manner calculated to be understood by the claimant, as well as specific references to the pertinent Plan provisions on which the decision is based. If a copy of the decision is not so furnished to the claimant within such 60 days, the claim shall be deemed denied on review.

7.	Amendment - This Plan may be amended at any time by the
Company by delivery of written notice thereof to the Owner; provided that no amendment shall reduce the benefits and rights of the Owner to less than those that the Owner would have in the event of termination of the Plan under Section 4.


IN WITNESS WHEREOF the parties have signed this Plan
this[           ] day of [                         ],
19[    ].

                                       COMPANY


                                       ELECTROMAGNETIC SCIENCES,INC.

                                       By
                                          -----------------------
                                       Title


                                       OWNER

Exhibit 10.11


                   ELECTROMAGNETIC SCIENCES, INC.


             Amendment of the 1992 Stock Incentive Plan
                          May 2, 1997


RESOLVED, that the Electromagnetic Sciences, Inc. 1992 Stock
Incentive Plan be, and it hereby is, amended as follows:

	a) By amending paragraph 6.7(c) thereof to provide in its entirety as follows:

		        (c)  The Option Price shall be paid in full upon the
			            exercise of the Option. The Committee may
 		            provide in an Option Agreement, or otherwise
  	            authorize, that, in lieu of cash, all or any portion of the Option Price may be paid by (i)
              	tendering to the Company shares of Stock duly endorsed for transfer and owned by the Optionee, or (ii) delivering to the Company an attestation of the Optionee's then-current ownership of a number of shares of Stock equal to the number thereby authorized to be withheld by the Company from the shares otherwise deliverable upon exercise of the Option, in each case to be credited against the Option Price at the Fair Market Value of such shares on the date of exercise (however, no fractional shares may be so transferred, and the Company shall not be obligated to make any cash payments in consideration of any excess of the aggregate
              	Fair Market Value of shares transferred over the aggregate Option Price).

 b) By amending paragraph 6.7(d) thereof to provide in its entirety as follows:

          (d) 	In addition to and at the time of payment of the
              	Option Price, the Optionee shall pay to the
              	Company in cash the full amount of any federal,
              	state and local income, employment or other
              	taxes required to be withheld from the income of
              	such Optionee as a result of such exercise.
              	However, the Committee may provide in an Option
              	Agreement, or otherwise authorize, that all or
              	any portion of such tax obligations, together
              	with additional taxes not exceeding the actual
              	additional taxes to be owed by the Optionee as a
              	result of such exercise, may, upon the
              	irrevocable election of the Optionee, be paid by
              	(i) tendering to the Company whole shares of
	              stock duly endorsed for transfer and owned by
               the Optionee, (ii) delivering to the Company
        			    an attestation of the Optionee's then-current
               ownership of a number of shares of Stock equal
               to the number thereby authorized to be
	              withheld by the Company from the shares
	              otherwise deliverable upon exercise of the
               Option, or (iii) authorizing the Company
               to withhold shares	otherwise issuable upon
               exercise of the Option, in each case in that number of shares having a Fair Market Value on the date of exercise equal to the amount of such taxes thereby being paid, in all cases subject to such restrictions as the Committee may from time to time determine,
	              including any such restrictions as may be
     	         necessary or appropriate to satisfy the
          	    conditions of the exemption set forth in Rule
              	16b-3 under the 1934 Act.

 (c)	By deleting the last two sentences of Section 6.13
    	thereof (pertaining to payment of the exercise prices and withholding taxes upon exercise of options automatically granted to certain directors), and inserting in lieu thereof the following:

               The Option Price for each such Option may be paid
              	in cash or in the manner s specified in the second sentence of paragraph 6.7(c) hereof. In addition, any taxes related to the exercise of such Option may be paid in the manner contemplated in the second sentence of paragraph 6.7(d) hereof.


Exhibit 10.13

Officers/Non-ISO
7/25/97

                  ELECTROMAGNETIC SCIENCES, INC.

                    1997 STOCK INCENTIVE PLAN
                      STOCK OPTION AGREEMENT

THIS STOCK OPTION AGREEMENT, entered into as of the [  ]th
day of[       ], 1997 (the "Date of Grant"), by and between
ELECTROMAGNETIC SCIENCES, INC., a Georgia corporation
(hereinafter referred to as the "Corporation"), and
[                    ] hereinafter referred to as the "Employee").

                       W I T N E S E T H

WHEREAS, the Board of Directors (the "Board") of the
Corporation has adopted a stock incentive plan for the Corporation's and its subsidiary corporations' officers and employees, known as the "Electromagnetic Sciences, Inc. 1997
Stock Incentive Plan" (hereinafter referred to as the "Plan");

WHEREAS, the Plan and the Board have authorized the Compensation Committee of the Board (hereinafter referred to as the "Committee") to grant to persons who are Officers (as defined in the Plan) stock options enabling them to purchase the number of shares of the Corporation's common stock allocated to them by the Committee;

WHEREAS, the Committee has determined that the Employee is eligible to participate in the Plan, and that it is in the best interests of the Corporation that the Employee, through such participation, be provided with additional incentive to achieve the Company's objectives; and

WHEREAS, the Committee has accordingly granted the Employee an option to purchase the number of shares of the Corporation's common stock as hereinafter set forth, and the Corporation and the Employee desire to enter into a written agreement with respect to such option in accordance with the Plan.

NOW, THEREFORE, as an employment incentive and to encourage stock ownership and in consideration of the mutual covenants contained herein, the parties hereto agree as follows:

1.	Incorporation of Plan.  This option is granted pursuant
to the provisions of the Plan, and the terms of and definitions set forth in the Plan are incorporated by reference into this Stock Option Agreement and made a part hereof. A copy of the Plan has been delivered to, and receipt is hereby acknowledged by, the Employee.

2.	Grant of Option.  Subject to the terms, restrictions,
limitations and conditions stated herein, the Corporation hereby evidences its grant to the Employee, not in lieu of salary or other compensation, of the right and option (hereinafter referred to as the "Option"), which is not an ISO, to purchase all or any
part of an aggregate of [              (            )]shares of
the Corporation's $.10 par value common stock (the "Common
Stock"), beginning on [                       ]

The Option shall expire and is not exercisable after 5:00
p.m., Atlanta time, on [                 ]the "Expiration Date"),
or such other date as determined pursuant to Section 8, 9 or 10.



Notwithstanding the beginning date or dates for exercise set forth in the second preceding paragraph, but subject to the provisions of the preceding paragraph with respect to expiration of this Option, this Option may be exercised as to all or any portion of the full number of shares subject thereto if: (a) a tender offer or exchange offer has been made for shares of the Common Stock, other than one made by the Corporation, provided that the corporation, person or other entity making such offer purchases or otherwise acquires shares of Common Stock pursuant to such offer; or (b) any person or group (as such terms are defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Act")), becomes the holder of 50% or more of the outstanding shares of Common Stock. If either of the events specified in this paragraph has occurred, the Option shall be fully exercisable: (x) in the event of (a) above, during the period commencing on the date the tender offer or exchange offer is commenced and ending on the date such offer expires and is not extended; or (y) in the event of (b) above, during the 30-day period commencing on the date upon which the Corporation is provided a copy of a Schedule 13D or amendment thereto, filed pursuant to Section 13(d) of the Act and the rules and regulations promulgated thereunder, indicating that any person or group has become the holder of 50% or more of the outstanding shares of Common Stock. In the case of (a) above, if the corporation, person or other entity making the offer does not purchase or otherwise acquire shares of Common Stock pursuant to such offer, then the Employee's right under this paragraph to exercise this Option shall terminate, the Employee and the Corporation shall rescind any exercise of this Option pursuant to this paragraph, and this Option shall be reinstated as if such exercise had not occurred.

3.	Purchase Price.  The price per share to be paid by the
Employee for the shares subject to this Option shall be [
       ] and [     ] dollars  ($       ).

 	4.	Exercise Terms.  Beginning on the date or dates
specified in, and prior to the expiration of this Option as provided in, Section 2, the Employee may exercise this Option as to all such number of shares, or as to any part thereof, at any time and from time to time during the remaining term of this Option; provided that the Employee must exercise this Option for at least the lesser of 100 shares or the unexercised portion of the Option. In the event this Option is not exercised with respect to all or any part of the shares subject to this Option prior to its expiration, the shares with respect to which this Option was not exercised shall no longer be subject to this Option.

5.	Option Non-Transferable.  This Option and all rights
hereunder are neither assignable nor transferable by the Employee otherwise than by will or under the laws of descent and distribution, or pursuant to a Qualified Domestic Relations Order, and during the Employee's lifetime this Option is exercisable only by him or her (or by his or her guardian or legal representative, should one be appointed, or qualified transferee). More particularly (but without limiting the generality of the foregoing), this Option may not be assigned, transferred (except as aforesaid), pledged or hypothecated in any way (whether by operation of law or otherwise), and shall not be subject to execution, attachment or similar process. Any attempted assignment, transfer, pledge, hypothecation or other disposition of this Option contrary to the provisions hereof shall be null and void and without legal effect.

6.	Notice of Exercise of Option.  This Option may be
exercised by the Employee, or by his or her administrator, executor, personal representative or qualified transferee, by a written notice (in substantially the form of the "Notice of Exercise" attached hereto as Annex A) signed by the Employee, or by such administrator, executor, personal representative or qualified transferee, and delivered or mailed to the Corporation at its principal office in Norcross, Georgia, to the attention of the President, Treasurer or such other officer as the Corporation may designate. Any such notice shall (a) specify the number of shares of Common Stock which the Employee or such administrator, executor, personal representative or qualified transferee, as the case may be, then elects to purchase hereunder, and (b) be accompanied by (i) a certified or cashier's check payable to the Corporation, or personal check acceptable to the Corporation, in payment of the total price applicable to such shares as provided herein, or (ii) (subject to any restrictions referred to in Annex
A) shares of Common Stock, owned by him or her and duly endorsed or accompanied by stock transfer powers, or in lieu thereof, the form of Attestation of Share Ownership attached as Annex B executed with respect to the number of such shares, having a Fair Market Value equal to the total purchase price applicable to the shares purchased hereunder, or (iii) such a check, and the number of such shares (or attestation with respect thereto) whose Fair Market Value when added to the amount of the check equals the total purchase price applicable to such shares purchased hereunder. Such notice shall also be accompanied by such a check or shares of Common Stock in payment of applicable withholding and employment taxes, or the person exercising this Option shall authorize (by use of Annex B or otherwise) the withholding of shares of Common Stock otherwise issuable under this Option in payment of such taxes, all as set forth on Annex A and subject to any restrictions referred to therein. Upon receipt of any such notice and accompanying payment, and subject to the terms hereof, the Corporation agrees to cause to be issued to the Employee or to such administrator, executor, personal representative or qualified transferee, as the case may be, stock certificates for the number of shares specified in such notice registered in the name of the person exercising this Option.

7.	Adjustment in Option.  If, between the Date of Grant of
this Option and prior to the complete exercise thereof, there shall be a change in the outstanding Common Stock by reason of one or more stock splits, stock dividends, combinations or exchanges of shares, recapitalizations or similar capital adjustments, then the number, kind and option price of the shares remaining subject to this Option shall be equitably adjusted in accordance with the terms of the Plan, so that the proportionate interest in the Corporation represented by the shares then subject to the Option shall be the same as before the occurrence of such event.

8.	Termination of Employment.  Except as set forth in
Section 10, if the Employee ceases to be employed as an employee of the Corporation or any of its Subsidiaries (such event being hereinafter referred to as a "Termination" and such corporation that employs the Employee from time to time as the "Employer"), before the date for exercise of this Option set forth in Section 2, then this Option shall forthwith terminate on the date of Termination and shall not thereafter be or become exercisable.

In the event of a Termination after the date for exercise set forth in Section 2, which Termination is either (i) voluntary on the part of the Employee and with the written consent of the Employer, (ii) involuntary and without cause, or (iii) the result of retirement at the normal retirement date, as prescribed from time to time by the Employer, or at an earlier date expressly approved by the Employer as an early retirement date for the Employee, the Employee may exercise this Option at any time within a period ending at the earlier of the Expiration Date or 5:00 p.m., Atlanta time, on the third anniversary of such Termination, to the extent of the number of shares that were purchasable hereunder at the date of Termination.

In the event of a Termination that is either (i) for cause or (ii) voluntary on the part of the Employee and not described in the two preceding paragraphs, this Option, to the extent not theretofore exercised, shall forthwith terminate and shall not thereafter be or become exercisable.

This Option does not confer upon the Employee any right with respect to continuance of employment by the Corporation or any of its Subsidiaries. This Option shall not be affected by any change of employment, so long as the Employee continues to be an employee of the Corporation or any such Subsidiary. In the event the Employer is not the Corporation, and such Employer ceases to be the Corporation's Subsidiary, as a result of a sale of stock or assets or other change of corporate status, then in the discretion of the Committee (but subject to Section 5.2 of the Plan regarding certain transactions affecting the Corporation) either: (i) this Option shall remain in effect as if such sale or other change of status had not occurred, for so long as Employee shall remain an employee of the corporation that previously was such Subsidiary, or of any successor or subsequent Parent of such corporation, or of any Subsidiary of either such corporation or any such Parent or successor: or (ii) concurrent with such sale or change of status, the Corporation shall redeem this Option at a price equal to the number of shares then subject hereto (whether or not then purchasable) multiplied by the excess (if any) of the then Fair Market Value of each such share over the purchase price per share specified in Section 3 (as adjusted pursuant to Section 7).

9.	Disabled Employee.  In the event of a Termination
because the Employee becomes disabled, the Employee (or his or her personal representative) may exercise this Option at any time within a period ending at the earlier of the Expiration Date or 5:00 p.m., Atlanta time, on the first anniversary of such Termination, to the extent of the number of shares that were purchasable hereunder at the date of Termination.

For the purposes of this Agreement, the Employee shall be considered "disabled" if he or she is unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment that can be expected to last for a continuous period of not less than twelve months.

10.	Death of Employee.  In the event of the Employee's
death while employed by the Corporation or any of its Subsidiaries, or during a period in which the Employee may exercise this Option notwithstanding an earlier Termination, the persons described in Section 6 may exercise this Option at any time within a period ending at the earlier of (i) 5:00 p.m., Atlanta time, on the third anniversary of the Employee's death, or (ii) the Expiration Date, but in any event ending not earlier than 5:00 p.m., Atlanta time, on the first anniversary of the Employee's death. If the Employee was an employee of the Corporation or one of its Subsidiaries at the time of the Employee's death, this Option may be so exercised to the extent of the full number of shares covered by the Option. If a Termination occurred prior to Employee's death, this Option may be so exercised only to the extent of the number of shares that were purchasable hereunder at the date of Termination.

11.	Competitive Activities.  This Option is subject to
Section 9.2 of the Plan, which provides that if the Employee provides services to a competitor of the Corporation or any of its Subsidiaries, whether as an employee, officer, director, independent contractor, consultant, agent or otherwise, such services being of a nature that can reasonably be expected to involve the skills and experience used or developed by the Employee while an employee of the Corporation or any such Subsidiary, then the Employee's rights under this Option shall thereupon be forfeited and terminated, subject to a determination to the contrary by the Committee.

 	12.	Binding Agreement.  This Agreement shall be binding
upon the parties hereto and their representatives, successors and assigns.

IN WITNESS WHEREOF, the Compensation Committee of the Board of Directors of the Corporation has caused this Stock Option Agreement to be executed on behalf of the Corporation and the Corporation's seal to be affixed hereto and attested by the Secretary of the Corporation, and the Employee has executed this Agreement under his seal, all as of the day and year first above written.

                              ELECTROMAGNETIC SCIENCES, INC.

[CORPORATE SEAL]


ATTEST:					By:

                                 Chief Executive Officer

Secretary


						    Employee


                                                                  ANNEX A

                       ELECTROMAGNETIC SCIENCES, INC.
                         1997 STOCK INCENTIVE PLAN

                            Notice of Exercise
                              of Stock Option

The undersigned hereby notifies Electromagnetic Sciences, Inc. (the "Corporation") of his or her election to exercise an option to purchase
[        ]shares of the Corporation's common stock, $.10 par value (the
"Common Stock"), pursuant to that Stock Option Agreement (the "Agreement")
between [             ]the "Employee") and the Corporation dated [
        ]199 [ ]. Accompanying this Notice is (1) a certified or a cashier's check (or other check acceptable to the Corporation) in the
amount of $[            ] payable to the Corporation and/or (2) (subject to
such restrictions as may be determined to be necessary or appropriate to avoid earnings charges or other adverse consequences to the Corporation under applicable accounting or tax rules or regulations)
shares of the Common Stock presently owned by the undersigned and duly endorsed or accompanied by stock transfer powers, or in lieu thereof, the form of Attestation of Share Ownership attached as Annex B to the Agreement, executed with respect to the number of such shares, having an aggregate Fair Market Value (as defined in the Electromagnetic Sciences, Inc. 1997 Stock Incentive Plan (the "Plan")) as of the date hereof of
$[      ], such amounts being equal, in the aggregate, to the purchase price per share set forth in Section 3 of the Agreement multiplied by the number of shares being hereby purchased (in each instance subject to appropriate adjustment pursuant to Section 7 of the Agreement).

Also accompanying this Notice is my check in the amount of $[      ],
in payment of federal and state income withholding and employment taxes applicable to this exercise. The amount of such payment is based on advice received from appropriate officials of the Corporation responsible for the administration of its payroll and employment tax obligations.

Alternatively, or in addition, and subject to such restrictions as may be determined to be necessary or appropriate to comply with Rule 16b-3 under the Securities Exchange Act of 1934, or to avoid earnings charges or other adverse consequences to the Corporation under applicable accounting or tax rules or regulations, in full or partial payment of such taxes:

           1)  I deliver herewith an additional [            ]shares of the
           Common Stock (or the form of Attestation of Share Ownership with respect thereto) presently owned by me, having an aggregate Fair
           Market Value as of the date hereof of $[              ]; and/or

          (2) I hereby authorize the Corporation to withhold, from the shares of Common stock otherwise issuable to me pursuant to this
          exercise, [               ] such shares having an aggregate Fair
          Market Value at the date hereof of $[                  ].

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

IN WITNESS WHEREOF, the undersigned has set his or her hand and seal,
this [     ]day of [                  ], [          ].


                                     EMPLOYEE OR HIS OR HER ADMINISTRATOR,
                                     EXECUTOR, PERSONAL REPRESENTATIVE OR
                                     QUALIFIED TRANSFEREE




                                                                  ANNEX B


                        ELECTROMAGNETIC SCIENCES, INC.

                          1997 Stock Incentive Plan
                        Attestation of Share Ownership


Pursuant to the Notice of Exercise submitted herewith, I have elected
to purchase [        ] shares of the common stock of Electromagnetic
Sciences, Inc. (the "Company"), pursuant to the Stock Option Agreement dated
[        ]the "Option"), at an aggregate exercise price of          $[
] the "Option Price"). I hereby attest to ownership of the shares specified below (the "Shares") and hereby tender the Shares in payment of (i) $[
]of the Option Price, and (ii)  $[           ] of withholding and related
taxes due upon exercise of the Option, in each case based on their Fair Market Value on the date hereof (as determined under the Plan) of $ [
 ]  per share).

I certify that I either (i) have held the Shares that I am tendering for at least one year after acquiring such Shares through the exercises of an Incentive Stock Option, or (ii) did not obtain such Shares through the exercise of an ISO.

Although the Company has not required me to make actual delivery of certificates evidencing the Shares, as a result of which I (and the co-owner, if any of the Shares) will retain ownership of such Shares, I represent that I, with the consent and agreement of the co-owner (if any) of the Shares, have full power to deliver and convey such certificates to the Company, and therefore could have caused the Company to become sole owner of such Shares. The co-owner of the Shares, by signing this form, consents to these representations and the exercise of the Option by this notice.

Common Stock Certificates(s)    Number of	       Number of Shares Subject
  	or Brokerage Account	    Shares Represented      to this Attestation


You are hereby instructed to apply towards the Option Price: (check one)

		  [     ]	The maximum number of whole shares necessary to pay
the Option Price and specified taxes, or, if fewer, 			the
total number of listed Shares, with any remaining	amount to
be paid by check accompanying the Notice of	Exercise.

	   [     ] of the listed Shares with the remaining amount
to be paid by check accompanying the Notice of Exercise.

In each case, the balance of the Shares for which the Option is being exercised will be issued as specified in the Notice of Exercise.



                                        Name

Date								Signature

                                        Co-Owner's Name (if any)

Date								Co-Owner's Signature




Outside Directors                                 Exhibit 10.14
(Continuing) 7/25/97

                   ELECTROMAGNETIC SCIENCES, INC.
                     1997 STOCK INCENTIVE PLAN
                       STOCK OPTION AGREEMENT


THIS STOCK OPTION AGREEMENT, entered into as of the [        ] day of [
           ], [      ](the "Date of Grant"), by and between ELECTROMAGNETIC
SCIENCES, INC., a Georgia corporation (hereinafter referred to as the
"Corporation"), and [                     ] (hereinafter referred to as the
"Director").

                         W I T N E S S E T H

WHEREAS, the Board of Directors (the "Board") of the Corporation has adopted a stock incentive plan for the directors, officers and employees of the Corporation or its subsidiary corporation, which Plan is known as the "Electromagnetic Sciences, Inc. 1997 Stock Incentive Plan" (hereinafter referred to as the "Plan");

WHEREAS, on the Date of Grant the Director was elected to serve as a member of the Board for the forthcoming year; and

WHEREAS, the Plan provides for the automatic grant to the Director, in the circumstances of such election, of a stock option to purchase shares of the Corporation's common stock as hereinafter set forth, and the Corporation and the Director desire to enter into a written agreement with respect to such option in accordance with the Plan.

NOW, THEREFORE, as an incentive and to encourage stock ownership, and in consideration of the mutual covenants contained herein, the parties hereto agree as follows:

1.	Incorporation of Plan.  This option is granted pursuant to the provisions of the Plan and the terms and definitions of the Plan, as it may be amended from time to time, are incorporated by reference into this Stock Option Agreement and made a part hereof. A copy of the Plan has been delivered to, and receipt is hereby acknowledged by, the Director.

2.	Grant of Option.  Subject to the terms, restrictions, limitations and conditions stated herein, the Corporation hereby evidences its grant to the Director of the right and option (hereinafter referred to as the "Option"), which is not an ISO, to purchase all or any part of an aggregate of Two Thousand Five Hundred (2,500) shares of the Corporation's $.10 par
value common stock (the "Common Stock"), beginning on [                  ].

This Option shall expire and is not exercisable after 5:00 p.m.,
Atlanta time, on [                   ] (the "Expiration Date").

Notwithstanding the beginning date for exercise set forth in the second preceding paragraph, but subject to the provisions of the preceding paragraph with respect to expiration of this Option, this Option may be exercised as to all or any portion of the full number of shares subject thereto if: (a) a tender offer or exchange offer has been made for shares of the Common Stock, other than one made by the Corporation, provided that the corporation, person or other entity making such offer purchases or otherwise acquires shares of Common Stock pursuant to such offer; or (b) any person or group (as such terms are defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Act")), becomes the holder of 50% or more of the outstanding shares of Common Stock. If either of the events specified in this paragraph has occurred, the Option shall be fully exercisable: (x) in the event of (a) above, during the period commencing on the date the tender offer or exchange offer is commenced and ending on the date such offer expires and is not extended; or (y) in the event of (b) above, during the 30-day period commencing on the date upon which the Corporation is provided a copy of a Schedule 13D or amendment thereto, filed pursuant to Section 13(d) of the Act and the rules and regulations promulgated thereunder, indicating that any person or group has become the holder of 50% or more of the outstanding shares of Common Stock. In the case of (a) above, if the Corporation, person or other entity making the offer does not purchase or otherwise acquire shares of Common Stock pursuant to such offer, then the Director's right under this paragraph to exercise this Option shall terminate, the Director and the Corporation shall rescind any exercise of this Option pursuant to this paragraph, and this Option shall be reinstated as if such exercise had not occurred.

3.	Purchase Price.  The price per share to be paid by the Director
for the shares subject to this Option shall be [                 ]
Dollars ($         ).

 	4.	Exercise Terms.  Beginning on the date specified above, and prior to the expiration of this Option as provided in Section 2 hereof, the Director may exercise this Option as to all such number of shares, or as to any part thereof, at any time and from time to time during the remaining term of this Option; provided that the Director must exercise this Option for at least the lesser of 100 shares or the unexercised portion of the Option. In the event this Option is not exercised with respect to all or any part of the shares prior to its expiration, the shares with respect to which this Option was not exercised shall no longer be subject to this Option.

5.	Option Non-Transferable.  This Option and all rights hereunder are neither assignable nor transferable by the Director otherwise than by will or under the laws of descent and distribution, or pursuant to a Qualified Domestic Relations Order, and during the Director's lifetime this Option is exercisable only by him (or by his guardian or legal representative, should one be appointed, or qualified transferee). More particularly (but without limiting the generality of the foregoing), this Option may not be assigned, transferred (except as aforesaid), pledged or hypothecated in any way (whether by operation of law or otherwise) and shall not be subject to execution, attachment or similar process. Any attempted assignment, transfer, pledge, hypothecation or other disposition of this Option contrary to the provisions hereof shall be null and void and without legal effect.

6.	Notice of Exercise of Option.  This Option may be exercised by the
Director, or by his administrator, executor, personal representative or qualified transferee, by a written notice (in substantially the form of the "Notice of Exercise" attached hereto as Annex A) signed by the Director, or by such administrator, executor, personal representative or qualified transferee, and delivered or mailed to the Corporation at its principal office in Norcross, Georgia, to the attention of the President, Treasurer or such other officer as the Corporation may designate. Any such notice shall
(a) specify the number of shares of Common Stock which the Director or such administrator, executor, personal representative or qualified transferee, as the case may be, then elects to purchase hereunder, and (b) be accompanied by (i) a certified or cashier's check payable to the Corporation, or personal check acceptable to the Corporation, in payment of the total price applicable to such shares as provided herein, or (ii) (subject to any restrictions referred to in Annex A) shares of Common Stock, owned by him and duly endorsed or accompanied by stock transfer powers, or in lieu thereof, the form of Attestation of Share Ownership attached as Annex B executed with respect to such number of such shares, having a Fair Market Value equal to the total purchase price applicable to the shares purchased hereunder, or (iii) such a check, and the number of such shares (or attestation with respect thereto) whose Fair Market Value when added to the amount of the check equals the total purchase price applicable to such shares purchased hereunder. Such notice shall also be accompanied by such a check or shares of Common Stock in payment of applicable withholding and employment taxes, or the person exercising this Option shall authorize (by use of Annex B or otherwise) the withholding of shares of Common Stock otherwise issuable under this Option in payment of such taxes, all as set forth on Annex A and subject to any restrictions referred to therein. Upon receipt of any such notice and accompanying payment, and subject to the terms hereof, the Corporation agrees to cause to be issued to the Director or to such administrator, executor, personal representative or qualified transferee, as the case may be, stock certificates for the number of shares specified in such notice registered in the name of the person exercising this Option.

7.	Adjustment in Option.  If prior to the complete exercise of this
Option, there shall be a change in the outstanding Common Stock by reason of one or more stock splits, stock dividends, combinations or exchanges of shares, recapitalizations or similar capital adjustments, then the number, kind and option price of the shares remaining subject to this Option shall be equitably adjusted in accordance with the terms of the Plan, so that the proportionate interest in the Corporation represented by the shares then subject to the Option shall be the same as before the occurrence of such event.

8.	Termination as a Director.  If the Director for any reason ceases to be a member of the Board of Directors of the Corporation (such event being hereinafter referred to as a "Termination"), then:

          (a)	To the extent this Option shall have become
exercisable on or prior to the date of Termination, it shall remain exercisable until the Expiration Date; and

          (b)	Any portion of this Option that had not become
exercisable on or prior to the date of Termination shall immediately terminate and shall not thereafter become exercisable.

This Option does not confer upon the Director any right with respect to continuance as a member of the Board of Directors of the Corporation.

9.	Competitive Activities.	This Option is subject to Section 9.2 of
the Plan, which provides that if the Director provides services to a competitor of the Corporation or any of its Subsidiaries, whether as an employee, officer, director, independent contractor, consultant, agent or otherwise, such services being of a nature that can reasonably be expected to involve the skills and experience used or developed by the Director while an employee or Director of the Corporation or any such Subsidiary, then the Director's rights under this Option shall thereupon be forfeited and terminated, subject to a determination to the contrary by the Committee.

10. Binding Agreement. This Agreement shall be binding upon the parties hereto and their representatives, successors and assigns.

IN WITNESS WHEREOF, the Corporation has caused this Stock Option
Agreement to be executed on behalf of the Corporation and the Corporation's seal to be affixed hereto and attested by the Secretary of the Corporation, and the Director has executed this Agreement under his seal, all as of the day and year first above written.

ELECTROMAGNETIC SCIENCES, INC.

[CORPORATE SEAL]

ATTEST						By:
          Chief Executive Officer

Secretary

DIRECTOR:



                                  (SEAL)



                                                                ANNEX A

                     ELECTROMAGNETIC SCIENCES, INC.
                       1997 STOCK INCENTIVE PLAN

                           Notice of Exercise
                             of Stock Option

The undersigned hereby notifies Electromagnetic Sciences, Inc. (the
"Corporation") of his or her election to exercise an option to purchase    [
                 ] shares of the Corporation's common stock, $.10 par value (the "Common Stock"), pursuant to that Stock Option Agreement (the
"Agreement") between [                               ] (the "Director") and
the Corporation dated [                          ]199 [ ].   Accompanying
this Notice is (1) a certified or  cashier's check (or other check
acceptable to the Corporation) in the amount of $ [                ]
payable to the Corporation and/or (2) (subject to such restrictions as may be determined to be necessary or appropriate to avoid earnings charges or other adverse consequences to the Corporation under applicable accounting or
tax rules or regulations) [                ] shares of the Common Stock
presently owned by the undersigned and duly endorsed or accompanied by stock transfer powers, or in lieu thereof, the form of Attestation of Share Ownership attached as Annex B to the Agreement, executed with respect to the number of such shares, having an aggregate Fair Market Value (as defined in the Electromagnetic Sciences, Inc. 1997 Stock Incentive Plan (the "Plan"))
as of the date hereof of $ [                            ] such amounts being
equal, in the aggregate, to the purchase price per share set forth in
Section 3 of the Agreement multiplied by the number of shares being hereby purchased (in each instance subject to appropriate adjustment pursuant to Section 7 of the Agreement).

Also accompanying this Notice is my check in the amount of $[       ]in
payment of federal and state income withholding and employment taxes applicable to this exercise. The amount of such payment is based on advice received from appropriate officials of the Corporation responsible for the administration of its payroll and employment tax obligations. Alternatively, or in addition, and subject to such restrictions as may be determined to be necessary or appropriate to comply with Rule 16b-3 under the Securities Exchange Act of 1934, or to avoid earnings charges or other adverse consequences to the Corporation under applicable accounting or tax rules or regulations, in full or partial payment of such taxes:

      (1)  I deliver herewith an additional [              ] shares of
           the Common Stock (or the form of Attestation of Share Ownership with respect thereto) presently owned by me, having an aggregate
           Fair Market Value as of the date hereof of $[              ]
           and/or

      (2) I hereby authorize the Corporation to withhold, from the shares of Common stock otherwise issuable to me pursuant to this exercise, such shares having an aggregate Fair Market
           Value at the date hereof of $ [                        ].

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

IN WITNESS WHEREOF, the undersigned has set his or her hand and seal,
this [         ]day of [               ], [        ].


DIRECTOR OR HIS OR HER ADMINISTRATOR,
EXECUTOR, PERSONAL REPRESENTATIVE OR
QUALIFIED TRANSFEREE


                                                                 ANNEX B
                          ELECTROMAGNETIC SCIENCES, INC.


                            1997 Stock Incentive Plan
                          Attestation of Share Ownership


Pursuant to the Notice of Exercise submitted herewith, I have elected
to purchase [               ] shares of the common stock of Electromagnetic
Sciences, Inc. (the "Company"), pursuant to the Stock Option Agreement dated
[                   ] (the "Option"), at an aggregate exercise price of $ [
                  ] (the "Option Price"). I hereby attest to ownership of the shares specified below (the "Shares") and hereby tender the Shares in
payment of (i) $ [                     ] of the Option Price, and (ii)
$[           ] of withholding and related taxes due upon exercise of the
Option, in each case based on their Fair Market Value on the date hereof (as
determined under the Plan) of $ [                   ]   per share).

I certify that I either (i) have held the Shares that I am tendering for at least one year after acquiring such Shares through the exercises of an Incentive Stock Option, or (ii) did not obtain such Shares through the exercise of an ISO.

Although the Company has not required me to make actual delivery of certificates evidencing the Shares, as a result of which I (and the co-owner, if any of the Shares) will retain ownership of such Shares, I represent that I, with the consent and agreement of the co-owner (if any) of the Shares, have full power to deliver and convey such certificates to the Company, and therefore could have caused the Company to become sole owner of such Shares. The co-owner of the Shares, by signing this form, consents to these representations and the exercise of the Option by this notice.


Common Stock Certificates(s)      Number of	       Number of Shares Subject
   	or Brokerage Account	     Shares Represented      to this Attestation


You are hereby instructed to apply towards the Option Price: (check one)

                The maximum number of whole shares necessary to pay the Option Price and specified taxes, or, if fewer, the total number of listed Shares, with any remaining amount to be paid by check accompanying the Notice of Exercise.

                [      ]of the listed Shares with the remaining
                amount to be paid by check accompanying the Notice of Exercise.

In each case, the balance of the Shares for which the Option is being exercised will be issued as specified in the Notice of Exercise.


Name


Date							Signature


Co-Owner's Name (if any)


Date							Co-Owner's Signature




								EXHIBIT 10.15




                     ELECTROMAGNETIC SCIENCES, INC.

                       1992 STOCK INCENTIVE PLAN
                         STOCK OPTION AGREEMENT


THIS STOCK OPTION AGREEMENT, entered into as of the 24th day of
April, 1992 (the "Date of Grant"), by and between ELECTROMAGNETIC SCIENCES, INC., a Georgia corporation (hereinafter referred to as the "Corporation"),
and [              ] (hereinafter referred to as the "Employee").

WITNESSETH

WHEREAS, the Board of Directors (the "Board") of the Corporation has adopted a stock incentive plan for the Corporation's and its subsidiary corporations' officers and employees, known as the "Electromagnetic Sciences, Inc. 1992 Stock Incentive Plan" (hereinafter referred to as the "Plan");

WHEREAS, the Plan and the Board have authorized the Compensation
Committee of the Board (hereinafter referred to as the "Committee") to grant to employees who are Officers (as defined in the Plan) stock options enabling them to purchase the number of shares of the Corporation's common stock allocated to them by the Committee;

WHEREAS, the Committee has determined that the Employee is eligible to participate in the Plan, and that it is in the best interests of the Corporation that the Employee, through such participation, be provided with additional incentive to achieve the Company's objectives; and

WHEREAS, the Committee has accordingly granted the Employee an option to purchase the number of shares of the Corporation's common stock as hereinafter set forth, and the Corporation and the Employee desire to enter into a written agreement with respect to such option in accordance with the Plan.

NOW, THEREFORE, as an employment incentive and to encourage stock ownership and in consideration of the mutual covenants contained herein, the parties hereto agree as follows:

1. Incorporation of Plan. This option is granted pursuant to the provisions of the Plan, and the terms of and definitions set forth in the Plan are incorporated by reference into this Stock Option Agreement and made a part hereof. A copy of the Plan has been delivered to, and receipt is hereby acknowledged by, the Employee.

2.    Grant of Option. Subject to tile terms, restrictions,
limitations and conditions stated herein, the Corporation hereby evidences its grant to the Employee, not in lieu of salary or other compensation, of the right and option (hereinafter referred to as the "Option"), which is not an ISO, to purchase all or any part of an aggregate of
[           ] (   ) shares of the Corporation's $.10 par value
common stock (the "Common Stock"), beginning on April 24, 1995.

The Option shall expire and is not exercisable after 5:00 p.m., Atlanta time, on April 24, 1998 (the "Expiration Date"), or such other date as determined pursuant to Section 8, 9 or 10.

Notwithstanding the beginning date or dates for exercise set forth in the preceding paragraph, but subject to the provisions of such preceding paragraph with respect to expiration of this Option, this Option may be exercised as to all or any portion of the full number of shares subject thereto if:

(a) a tender offer or exchange offer has been made for shares of the Common Stock, other than one made by the Corporation, provided that the corporation, person or other entity making such offer purchases or otherwise acquires shares of Common Stock pursuant to such offer; or (b) any person or group (as such terms are defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Act")), becomes the holder of 50% or more of the outstanding shares of Common Stock. If either of the events specified in this paragraph has occurred, the Option shall be fully exercisable: (x) in the event of (a) above, during the 30-day period commencing on the date of expiration of the tender offer or exchange offer; or (y) in the event of (b) above, during the 30-day period commencing on the date upon which the Corporation is provided a copy of a
Schedule 13D or amendment thereto, filed pursuant to Section 13(d) of the Act and the rules and regulations promulgated thereunder, indicating that any person or group has become the holder of 50% or more of the outstanding shares of Common Stock. In the case of (a) above, if the corporation, person or other entity making the offer does not purchase or otherwise acquire shares of Common Stock pursuant to such offer, then the Employee's right under this paragraph to exercise this Option shall terminate, the Employee and the Corporation shall rescind any exercise of this Option pursuant to this paragraph, and this Option shall be reinstated as if such exercise had not occurred.

3.	Purchase Price. The price per share to be paid by
the Employee for the shares subject to this Option shall be Eight and 50/100 dollars ($8.50).

4.	Exercise Terms. Beginning on the date or dates specified in, and prior to the expiration of this Option as provided in, Section 2, the Employee may exercise this Option as to all such number of shares, or as to any part thereof, at any time and from time to time during the remaining term of this Option; provided that the Employee must exercise this Option for at least the lesser of 100 shares or the unexercised portion of the Option. In the event this Option is not exercised with respect to all or any part of the shares subject to this Option prior to its expiration, the shares with respect to which this Option was not exercised shall no longer be subject to this Option.

5.	Option Non-Transferable. This Option and all rights hereunder are neither assignable nor transferable by the Employee otherwise than by will or under the laws of descent and distribution, or pursuant to a Qualified Domestic Relations Order, and during the Employee's lifetime this Option is exercisable only by him or her (or by his or her guardian or legal representative, should one be appointed, or qualified transferee). More particularly (but without limiting the generality of the foregoing), this Option may not be assigned, transferred (except as aforesaid), pledged or hypothecated in any way (whether by operation of law or otherwise) and shall not be subject to execution, attachment or similar process. Any attempted assignment, transfer, pledge, hypothecation or other disposition of this Option contrary to the provisions hereof shall be null and void and without legal effect.


6.	Notice of Exercise of Option. This Option may be exercised by the Employee, or by his administrator, executor, personal representative or qualified transferee, by a written notice (in substantially the form of the "Notice of Exercise" attached hereto as Exhibit A) signed by the Employee or by such administrator, executor, personal representative or qualified transferee, and delivered or mailed to the Corporation at its principal office in Norcross, Georgia, to the attention of the President, Treasurer or such other officer as the Corporation may designate. Any such notice shall
(a) specify the number of shares of Common Stock which the Employee or such administrator, executor, personal representative or qualified transferee, as the case may be, then elects to purchase hereunder, and (b) be accompanied by (i) a certified or cashier's check payable to the Corporation, or personal check acceptable to the Corporation, in payment of the total price applicable to such shares as provided herein, or (ii) (subject to any restrictions referred to in Exhibit A) shares of Common Stock, owned by him or her and duly endorsed or accompanied by stock transfer powers, having a Fair
Market Value equal to the total purchase price applicable to such shares purchased hereunder, or (iii) such a check, and the number of such shares whose fair market value when added to the amount of the check equals the total purchase price applicable to such shares purchased hereunder. Such notice shall also be accompanied by the Employee's check or shares of Common Stock in payment of applicable withholding and employment taxes, or Employee shall authorize the withholding of shares of Common Stock otherwise issuable under this Option in payment of such taxes, all as set forth on Exhibit A and subject to any restrictions referred to therein.
Upon receipt of any such notice and accompanying payment, and subject to the terms hereof, the Corporation agrees to cause to be issued to the Employee or to such administrator, executor, personal representative or qualified transferee, as the case may be, stock certificates for the number of shares specified in such notice registered in the name of the person exercising this Option.

7.	Adjustment in Option. If, between the Date of Grant of this
Option and prior to the complete exercise thereof, there shall be a change in the outstanding Common Stock by reason of one or more stock splits, stock dividends, combinations or exchanges of shares, recapitalizations or similar capital adjustments, then the number, kind and option price of the shares remaining subject to this Option shall be equitably adjusted in accordance with the terms of the Plan, so that the proportionate interest in the Corporation represented by the shares then subject to the Option shall be the same as before the occurrence of such event.

8.	Termination of Emplovment. Except as set forth in Section 10, if the Employee ceases to be employed as an employee of the Corporation, any Parent or any of its or its Patent's Subsidiaries (such event being hereinafter referred to as a "Termination" and such corporation that employs the Employee from time to time as the "Employer"), before the date for exercise of this Option set forth in Section 2, then this Option shall forthwith terminate on the date of Termination and shall not thereafter be or become exercisable.

In the event of a Termination after the date for exercise set forth in Section 2, which Termination is either (i) voluntary on the part of the Employee and with the written consent of the Employer, (ii) involuntary and without cause, or (iii) the result of retirement at the normal retirement date, as prescribed from time to time by the Employer, or at an earlier date expressly approved by the Employer as an early retirement date for the Employee, the Employee may exercise this Option at any time within a period ending at the earlier of the Expiration Date or 5:00 p.m., Atlanta time, on the third anniversary of such Termination, to the extent of the number of shares that were purchasable hereunder at the date of Termination.


	In the event of a Termination that is either (i) for cause or (ii) voluntary on the part of the Employee and not described in the preceding paragraph, this Option, to the extent not theretofore exercised, shall forthwith terminate and shall not thereafter be or become exercisable.

This Option does not confer upon the Employee any right with respect to continuance of employment by the Corporation, any Parent or any of the Corporation's or its Parent's Subsidiaries. This Option shall not be affected by any change of employment so long as the Employee continues to be an employee of the corporation, any Parent or any such Subsidiary. In the event the Employer is not the Corporation, and such Employer ceases to be the Corporation's Parent, or the Corporation's or its Parent's Subsidiary, as a result of a sale of stock or assets or other change of corporate status, then in the discretion of the Committee (but subject to Section 5.2 of the Plan regarding certain transactions affecting the Corporation) either: (i) this Option shall remain in effect as if such sale of other change of status had not occurred, for so long as Employee shall remain an employee of the corporation that previously was such Parent or Subsidiary, or of any successor or subsequent Parent of such corporation, or of any Subsidiary of either such corporation or any such Parent or successor; or
(ii) concurrent with such sale or other change of status, the Corporation shall redeem this Option at a price equal to the number of shares then subject hereto (whether or not then purchasable) multiplied by the excess (if any) of the then Fair Market Value of each such share over the purchase price per share specified in Section 3 (as adjusted pursuant to Section 7).

9.	Disabled Employee. In the event of a Termination because the
Employee becomes disabled, the Employee (or his personal representative) may exercise this Option at any time within a period ending at the earlier of the Expiration Date or 5:00 p.m., Atlanta time, on the first anniversary of such Termination, to the extent of the number of shares that were purchasable hereunder at the date of Termination.

For the purposes of this Agreement, the Employee shall be considered "disabled" if he or she is unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment that can be expected to last for a continuous period of not less than twelve months.

10.	Death of Employee. In the event of the Employee's death while employed by the Corporation, any Parent or any of its Subsidiaries, or during a period in which the Empl9yee may exercise this Option notwithstanding an earlier Termination, the persons described in Section 6 may exercise this Option at any time within a period ending at the earlier of (i) 5:00 p.m., Atlanta time, on the third anniversary of the Employee's death, or (ii) the Expiration Date, but in any event ending not earlier than 5:00 p.m., Atlanta time, on the first anniversary of the Employee's death. If the Employee was an employee of the Corporation, any Parent or one of its Subsidiaries at the time of the Employee's death, this Option may be so exercised to the extent of the full number of shares covered by the Option. If a Termination occurred prior to Employee's death, this Option may be so exercised only to the extent of the number of shares that were purchasable hereunder at the date of Termination.

11. Binding Agreement. This Agreement shall be binding upon the parties hereto and their representatives, successors and assigns.




Exhibit	10.24


                   ELECTROMAGNETIC SCIENCES, INC.

                            DIRECTOR'S
                     INDEMNIFICATION AGREEMENT


THIS AGREEMENT is made as of July 31, 1998, between Electromagnetic
Sciences, Inc., a Georgia corporation ("Corporation'3), and [       ]
"Director")

WHEREAS, Director serves as a member of the Board of Directors of the Corporation and in such capacity is expected to perform a valuable service; and

WHEREAS, the Corporation's Bylaws (the "Bylaws") provide for the indemnification of the directors of the Corporation pursuant to Sections 14-2-850 through 14-2-856 of the Georgia
Business Corporation Code, as amended to date (the "State
Statute"); and

WHEREAS, the Bylaws and State Statute specifically contemplate that contracts may be entered into between the Corporation and the members of its Board of Directors with respect to indemnification of such directors; and

WHEREAS, in accordance with the authorization provided by the State Statute and Bylaws, the Corporation may from time to time purchase and maintain a policy of director and officer liability insurance ("D & 0 Insurance"), covering certain liabilities that may be incurred by its directors and officers in the performance of their duties to the Corporation; and

WHEREAS, the terms and availability of D & 0 Insurance present questions concerning the adequacy and reliability of the protection afforded to directors thereby; and

WHEREAS, in order to provide to Director assurances with respect to the protection provided against liabilities that he may incur in the performance of his duties to the Corporation, and to thereby induce Director to serve as a member of its Board of Directors, the Corporation, by its Board of Directors acting pursuant to shareholder authorization, has determined and agreed to enter into this contract with Director.

NOW, THEREFORE, in consideration of Director's continued service as a director from the date hereof until such service terminates as provided in the Bylaws, the parties hereto agree as follows:

1.	Maintenance of Insurance.

(a)	Subject only to the provisions of Section 1(b) hereof, the Corporation hereby agrees that, so long as Director shall continue to serve as a director of the Corporation, and thereafter so long as Director shall be subject to any possible claim or threatened, pending or completed action, suit or proceeding, whether civil, criminal or investigative, by reason of the fact that Director was a director of the Corporation
(or while a director served in any other capacities with or at the request of the Corporation), the Corporation will purchase and maintain in effect for the benefit of Director one or more valid, binding and enforceable policy or policies of D & 0 Insurance providing coverage on terms and conditions that are commercially reasonable and available from time to time.

(b)	The Corporation shall not be required to maintain said policy or policies of D & 0 Insurance in effect if said insurance is not reasonably available or if, in the reasonable business judgment of the Board of Directors, either (i) the premium cost for such insurance is substantially disproportionate to the amount of coverage, or (ii) the coverage provided by such insurance is so limited by exclusions that there is insufficient benefit from such insurance.

2. Board-Authorized Indemnification. The Corporation hereby agrees to hold harmless and indemnify Director to the full extent that the State Statute, or any amendment thereof or other statutory provision adopted after the date hereof, authorizes such indemnification by action of the Board of Directors without shareholder approval. Such indemnification, and the conditions and limitations thereon set forth in the State Statute shall not in any respect limit, condition or otherwise restrict the indemnification set forth in Section 3 hereof.

3. Shareholder-Authorized Indemnification. Subject only to the exclusions set forth in Section 4 hereof, and in addition to the indemnity specified in Section 2 hereof (but without duplication of payments with respect to indemnified amounts), the Corporation hereby further agrees to hold harmless and indemnify Director against any and all expenses (including attorney's fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by Director in connection with any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (including an action by or in the right of the Corporation) to which Director is, was or at any time becomes a party, or is threatened to be made a party, by reason of the fact that Director is or was a director of the Corporation, or while a director was an officer, employee or agent of the Corporation or served at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise.

4.	Limitations on Shareholder-Authorized Indemnity.  No
indemnity pursuant to Section 3 hereof shall be paid by the Corporation:

(a)	With respect to any proceeding in which Director is adjudged, by final judgment not subject to further appeal, liable to the Corporation or is subjected to injunctive relief in favor of the Corporation:

  (i)	for any appropriation, in violation of his duties,
of any business opportunity of the Corporation;

 (ii) for acts or omissions which involve intentional misconduct, fraud or a knowing violation of law;

(iii)     for the types of liabilities set forth in
Section 14-2-832 of the Georgia Business Corporation
Code; or

(iv) for any transaction from which Director received an improper personal benefit;

(b)	With respect to any suit in which final judgment is rendered against
Director for an accounting of profits, made from the purchase or sale by Director of securities of the Corporation, pursuant to the provisions of Section 16(b) of the Securities and Exchange Act of 1934, as amended, or similar provisions of any federal, state or local statutory law, or on account of any payment by Director to the Corporation in respect of any claim for such an accounting; or

(c)	If a final decision by a Court having jurisdiction in the matter shall determine that such indemnification is not lawful.

5. Contribution. If the indemnification provided in Sections 2 and 3 is unavailable and may not be paid to Director for any reason other than those set forth in paragraph (b) of
Section 4, then in respect of any threatened, pending or completed action, suit or proceeding in which the Corporation is jointly liable with Director (or would be if joined in such action, suit or proceeding), the Corporation shall contribute to the amount of expenses, judgments, fines and settlements paid or payable by Director in such proportion as is appropriate to reflect (i) the relative benefits received by the Corporation on the one hand and Director on the other hand from the transaction from which such action, suit or proceeding arose, and (ii) the relative fault of the Corporation on the one hand and of Director on the other in connection with the events which resulted in such expenses, judgments, fines or settlement amounts, as well as any other relevant equitable considerations. The relative fault of the Corporation on the one hand and of the Director on the other shall be determined by reference to, among other things, the parties' relative intent, knowledge, access to information and opportunity to correct or prevent the circumstances resulting such expenses, judgments, fines or settlement amounts. The Corporation agrees that it would not be just and equitable if contribution pursuant to this Section 5 were determined by pro rata allocation or any other method of allocation that does not take account of the foregoing equitable considerations.

6. Continuation of Obligations. All agreements and obligations of the Corporation contained herein shall continue during the period Director is a director of the Corporation, and shall continue thereafter for so long as Director shall be subject to any possible claim or threatened, pending or completed action, suit or proceeding, whether civil, criminal or investigative, by reason of the fact that Director was a director of the Corporation or, while a director, served in any other capacity referred to herein.

7.	Notification and Defense of Claim.  Promptly after receipt by Director of notice of the commencement of any action, suit or proceeding, Director will, if a claim in respect thereof is to be made against the Corporation under this Agreement (other than under Section 2 hereof), notify the Corporation of the commencement thereof, but the omission so to notify the Corporation will not relieve it from any liability which it may have to Director otherwise than under this Agreement. With respect to any such action, suit or proceeding as to which Director so notifies the Corporation:

(a)	The Corporation will be entitled to participate therein at its own expense; and

(b)	Subject to Section 8 hereof, and if Director shall have provided his written affirmation of this good faith belief that his conduct did not constitute behavior of the kind described in paragraph 4(a) hereof, the Corporation may assume the defense thereof.

After notice from the Corporation to Director of its election so to assume such defense, the Corporation will not be liable to Director under this Agreement for any legal or other expenses subsequently incurred by Director in connection with the defense thereof, other than reasonable costs of investigation or as otherwise provided below. Director shall have the right to employ his separate counsel in such action, suit or proceeding, but the fees and expenses of such counsel incurred after notice from the Corporation of its assumption of the defense thereof shall be at the expense of Director unless (i) the employment of counsel by Director has been authorized by the Corporation, (ii) counsel designated by the Corporation to conduct such defense shall not be reasonably satisfactory to Director, or (iii) the Corporation shall not in fact have employed counsel to assume the defense of such action, in each of which cases the fees and expenses of such counsel shall be at the expense of the Corporation. For the purposes of clause (ii) above, Director shall be entitled to determine that counsel designated by the Corporation is not reasonably satisfactory if, among other reasons, Director shall have been advised by qualified counsel that, because of actual or potential conflicts of interest in the matter between Director, other officers or directors similarly indemnified by the Corporation, and/or the Corporation, representation of Director by counsel designated by the Corporation is likely to materially and adversely affect Director's interest or would not be permissible under applicable canons of legal ethics.

The Corporation shall not be liable to indemnify Director under this Agreement for any amounts paid in settlement of any action or claim effected without its written consent. The Corporation shall not settle any action or claim in any manner which would impose any penalty or limitation on Director without Director's written consent. Neither the Corporation nor Director will unreasonably withhold their consent to any proposed settlement.

8.	Advancement and Repayment of Expenses.   Upon request thereof
accompanied by reasonably itemized evidence of expenses incurred, and by Director's written affirmation of his good faith belief that his conduct met the standard applicable to Board-authorized indemnification pursuant to
Section 2 hereof, or did not constitute behavior of the kind described in paragraph 4(a) hereof, the Corporation shall advance to Director the reasonable expenses (including attorneys' fees and costs of investigation) incurred by him in defending any civil or criminal suit, action or proceeding as to which Director is entitled (assuming an applicable standard of conduct is met) to indemnification pursuant to this Agreement. Director agrees to reimburse the Corporation for all reasonable expenses paid by the Corporation, whether pursuant to this Section or Section 7 hereof, in defending any action, suit or proceeding against Director in the event and to the extent that it shall ultimately be determined that Director is not entitled to be indemnified by the Corporation for such expenses under either
Section 2 or Section 3 of this Agreement.

9.	Enforcement

(a)	The Corporation expressly confirms and agrees that it
   has entered into this Agreement and assumed the obligations imposed on it hereby in order to induce Director to serve as a director of the Corporation, and acknowledges that Director will in the future be relying upon this Agreement in continuing to serve in such capacity.

(b)	In the event Director is required to bring any action to enforce rights or to collect moneys due under this Agreement and is successful in such action, the Corporation shall reimburse Director for all of Director's reasonable fees and expenses in bringing and pursuing such action.

10.	Separability.  Each of the provisions of this Agreement is a separate and distinct agreement and independent of the others, so that if any provision hereof shall be held to be invalid or unenforceable in whole or in part for any reason, such invalidity or unenforceability shall not affect the validity or enforceability of the other provisions hereof.

11.	Governing Law; Successors; Amendment and Termination

(a)	This Agreement shall be interpreted and enforced in accordance with the laws of the State of Georgia.

	(b)	This Agreement shall be binding upon Director and the Corporation, its successors and assigns, and shall inure to the benefit of Director, his heirs, personal representatives and assigns and to the benefit of the Corporation, its successors and assigns.

(c)	No amendment, modification, termination or cancellation of this
Agreement shall be effective unless in writing signed by both parties hereto.

   	(d) This Agreement supersedes any prior agreement between Director and the Corporation, or any predecessor of the Corporation, regarding the subject matter hereof.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.


ELECTROMAGNETIC SCIENCES, INC.

                               By:
---------------------------        ------------------------------
Director                        Chief Executive Officer







Exhibit 10.25

                  ELECTROMAGNETIC SCIENCES, INC.

                      EXECUTIVE OFFICER'S
                   INDEMNIFICATION AGREEMENT


THIS AGREEMENT is made as of July 31, 1992, between Electromagnetic Sciences, Inc., a Georgia corporation ("Corporation"), and William S. Jacobs ("Officer").

WHEREAS, Officer serves as an executive officer of the Corporation and in such capacity is expected to perform a valuable service; and

WHEREAS, the Corporation's Bylaws (the "Bylaws") permit the Board of Directors to cause the Corporation to provide for the indemnification of officers of the Corporation pursuant to Part 5 of Article 8 of the Georgia Business Corporation Code, as amended to date (the "State Statute"); and

WHEREAS, the Bylaws and State Statute specifically contemplate that contracts may be entered into between the Corporation and its officers with respect to indemnification of such persons; and

WHEREAS, in accordance with the authorization provided by the State Statute and Bylaws, the Corporation may from time to time purchase and maintain a policy of director and officer liability insurance ("D & 0 Insurance"), covering certain liabilities that may be incurred by its directors and officers in the performance of their duties to the Corporation; and

WHEREAS, the terms and availability of D & 0 Insurance present questions concerning the adequacy and reliability of the protection afforded to Officer thereby; and

WHEREAS, in order to provide to Officer assurances with respect to the protection provided against liabilities that he may incur in the performance of his duties to the Corporation, and to thereby induce Officer to serve in such capacity, the Corporation has determined and agreed to enter into this contract with Officer.

NOW, THEREFORE, in consideration of Officer's continued service as an executive officer from the date hereof until such service terminates as provided in the Bylaws, the parties hereto agree as follows:

1.   Maintenance of Insurance.

(a)	Subject only to the provisions of Section 1(b) hereof,
the Corporation hereby agrees that, so long as Officer shall continue to serve as an executive officer of the Corporation, and thereafter so long as Officer shall be subject to any possible claim or threatened, pending or completed action, suit or proceeding, whether civil, criminal or investigative, by reason of the fact that Officer was an executive officer of the Corporation (or while an executive officer served in any other capacities with or at the request of the Corporation), the Corporation will purchase and maintain in effect for the benefit of Officer one or more valid, binding and enforceable policy or policies of D & 0 Insurance providing coverage on terms and conditions that are commercially reasonable and available from time to time.

(b)	The Corporation shall not be required to maintain said
policy or policies of D & 0 Insurance in effect if said insurance is not reasonably available or if, in the reasonable business judgment of the Board of Directors, either (i) the premium cost for such insurance is substantially disproportionate to the amount of coverage, or (ii) the coverage provided by such insurance is so limited by exclusions that there is insufficient benefit from such insurance.

2.   Indemnification.    Subject only to the exclusions set forth in
Section 3 hereof, and in addition to any other indemnity to which Officer may be entitled under the State Statute or any bylaw, resolution or agreement (but without duplication of payments with respect to indemnified amounts), the Corporation hereby agrees to hold harmless and indemnify Officer against any and all expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by Officer in connection with any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (including an action by or in the right of the Corporation) to which Officer is, was or at any time becomes a party, or is threatened to be made a party, by reason of the fact that Officer is or was an executive officer of the Corporation, or while an executive officer was an employee or agent of the Corporation or served at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise.


3.   Limitations on Indemnity.  No indemnity pursuant to Section
2 hereof shall be paid by the Corporation:

(a) With respect to any proceeding in which Officer is adjudged, by final judgment not subject to further appeal, liable to the Corporation or is subjected to injunctive relief in favor of the
Corporation:

   (i) for any appropriation, in violation of his duties, of any business opportunity of the Corporation;

 (ii) for acts or omissions which involve intentional misconduct, fraud or a knowing violation of law; or

 (iii) for any transaction from which Officer received an improper personal benefit;

(b)With respect to any suit in which final judgment is rendered against Officer for an accounting of profits, made from the purchase or sale by Officer of securities of the Corporation, pursuant to the provisions of Section 16(b) of the Securities and Exchange Act of 1934, as amended, or similar provisions of any federal, state or local statutory law, or on account of any payment by Officer to the Corporation in respect of any claim for such an accounting; or

(c) If a final decision by a Court having jurisdiction in the matter shall determine that such indemnification is not lawful.

4. Contribution. If the indemnification provided hereby is unavailable and may not be paid to Officer for any reason other than those set forth in paragraph (b) of Section 3, then in respect of any threatened, pending or completed action, suit or proceeding in which the Corporation is jointly liable with Officer (or would be if joined in such action, suit or proceeding), the Corporation shall contribute to the amount of expenses, judgments, fines and settlements paid or payable by Officer in such proportion as is appropriate to reflect (i) the relative benefits received by the Corporation on the one hand and Officer on the other hand from the transaction from which such action, suit or proceeding arose, and (ii) the relative fault of the Corporation on the one hand and of Officer on the other in connection with the events which resulted in such expenses, judgments, fines or settlement amounts, as well as any other relevant equitable considerations. The relative fault of the Corporation on the one hand and of the Officer on the other shall be determined by reference to, among other things, the parties' relative intent, knowledge, access to information and opportunity to correct or prevent the circumstances resulting in such expenses, judgments, fines or settlement amounts.
The Corporation agrees that it would not be just and equitable if contribution pursuant to this Section 4 were determined by pro rata allocation or any other method of allocation that does not take account of the foregoing equitable considerations.

5. Continuation of Obligations. All agreements and obligations of the Corporation contained herein shall continue during the period Officer is an executive officer of the Corporation, and shall continue thereafter for so long as Officer shall be subject to any possible claim or threatened, pending or completed action, suit or proceeding, whether civil, criminal or investigative, by reason of the fact that Officer was an executive officer of the Corporation or, while an executive officer, served in any other capacity referred to herein.

6.	Notification and Defense of Claim.  Promptly after receipt by Officer of notice of the commencement of any action, suit or proceeding, Officer will, if a claim in respect thereof is to be made against the Corporation under this Agreement, notify the Corporation of the commencement thereof, but the omission so to notify the Corporation will not relieve it from any liability which it may have to Officer otherwise than under this Agreement. With respect to any such action, suit or proceeding as to which Officer so notifies the Corporation:

(a)	The Corporation will be entitled to participate therein
at its own expense; and

(b)	Subject to Section 7 hereof, and if Officer shall have
provided his written affirmation of this good faith belief that his conduct did not constitute behavior of the kind described in paragraph 3(a) hereof, the Corporation may assume the defense thereof.

After notice from the Corporation to Officer of its election so to assume such defense, the Corporation will not be liable to Officer under this Agreement for any legal or other expenses subsequently incurred by Officer in connection with the defense thereof, other than reasonable costs of investigation or as otherwise provided below. Officer shall have the right to employ his separate counsel in such action, suit or proceeding, but the fees and expenses of such counsel incurred after notice from the Corporation of its assumption of the defense hereof shall be at the expense of Officer unless (i) the employment of counsel by Officer has been authorized by the Corporation, (ii) counsel designated by the Corporation to conduct such defense shall not be reasonably satisfactory to Officer, or (iii) the Corporation shall not in fact have employed counsel to assume the defense of such action, in each of which cases the fees and expenses of such counsel shall be at the expense of the Corporation. For the purposes of clause (ii) above, Officer shall be entitled to determine that counsel designated by the Corporation is not reasonably satisfactory if, among other reasons, Officer shall have been advised by qualified counsel that, because of actual or potential conflicts of interest in the matter between Officer, other officers or directors similarly indemnified by the Corporation, and/or the Corporation, representation of Officer by counsel designated by the Corporation is likely to materially and adversely affect Officer's interest or would not be permissible under applicable canons of legal ethics.

The Corporation shall not be liable to indemnify Officer under this Agreement for any amounts paid in settlement of any action or claim effected without its written consent. The Corporation shall not settle any action or claim in any manner which would impose any penalty or limitation on Officer without Officer's written consent. Neither the Corporation nor Officer will unreasonably withhold their consent to any proposed settlement

7.	Advancement and Repayment of Expenses.   Upon request thereof
accompanied by reasonably itemized evidence of expenses incurred, and by Officer's written affirmation of his good faith belief that his conduct did not constitute behavior of the kind described in paragraph 3(a) hereof, the Corporation shall advance to Officer the reasonable expenses (including attorneys' fees and costs of investigation) incurred by him in defending any civil or criminal suit, action or proceeding as to which Officer is entitled (assuming an applicable standard of conduct is met) to indemnification pursuant to this Agreement. Officer agrees to reimburse the Corporation for all reasonable expenses paid by the Corporation, whether pursuant to this Section or Section 6 hereof, in defending any action, suit or proceeding against Officer in the event and to the extent that it shall ultimately be determined that Officer is not entitled to be indemnified by the Corporation for such expenses under this Agreement.

8.	Enforcement

			(a) The Corporation expressly confirms and agrees that it has
	entered into this Agreement and assumed the obligations imposed on it
	hereby in order to induce Officer to serve as an executive officer of
	the Corporation, and acknowledges that Officer will in the future be
	relying upon this Agreement in continuing to serve in such capacity.


   (b)	In the event Officer is required to bring any action to
enforce rights or to collect moneys due under this Agreement and is successful in such action, the Corporation shall reimburse Officer for all of Officer's reasonable fees and expenses in bringing and pursuing such action.

9.	Separability.  Each of the provisions of this Agreement is a separate and distinct agreement and independent of the others, so that if any provision hereof shall be held to be invalid or unenforceable in whole or in part for any reason, such invalidity or unenforceability shall not affect the validity or enforceability of the other provisions hereof.

10.  Governing Law; Successors; Amendment and Termination

(a)	This Agreement shall be interpreted and enforced in
accordance with the laws of the State of Georgia.

(b)	This Agreement shall be binding upon Officer and the
Corporation, its successors and assigns, and shall inure to the benefit of Officer, his heirs, personal representatives and assigns and to the benefit of the Corporation, its successors and assigns.

(c)	No amendment, modification, termination or cancellation
of this Agreement shall be effective unless in writing signed by both parties hereto.

(d)	This Agreement supersedes any prior agreement between
Officer and the Corporation, or any predecessor of the Corporation, regarding the subject matter hereof.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

ELECTROMAGNETIC SCIENCES INC.

  /s/ William S. Jacobs            /s/ John E. Pippin
--------------------------  By: ---------------------------
        Officer                 Chairman of the Board
                                and Chief Executive Officer





EXHIBIT 13.1

ELECTROMAGNETIC SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except net earnings per share)


                                                 Years ended December 31
                                                1997      1996      1995
                                                ----      ----      ----
Net sales (note 9)                            $171,230  149,758  128,950
Cost of sales                                  111,925   97,258   83,865
Selling, general and administrative expenses    35,758   31,070   30,836
Research and development expenses                9,134   12,121   10,392
Write-down of acquired software                    -      1,645      -
                                               -------  -------  -------
     Operating income                           14,413    7,664    3,857

Non-operating (expense) income, net               (249)    (304)     675
Interest expense                                (1,849)  (1,113)    (864)
                                               -------  -------  -------
     Earnings before income taxes
      and LXE minority interest                 12,315    6,247    3,668

Income tax expense (note 6)                      4,924   (1,484)  (1,402)
Minority interest in LXE net loss                  -        264       44
                                               -------  -------  -------
     Net earnings                             $  7,391    5,027    2,310
                                               =======  =======  =======
Net earnings share (note 5):
     Basic                                    $    .87      .68      .33

     Diluted                                       .84      .66      .32

Weighted average number of shares (note 5):
     Common                                      8,544    7,403    6,929

     Common and dilutive common equivalent       8,820    7,631    7,141


See accompanying notes to consolidated financial statements.




ELECTROMAGNETIC SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)



                                                      December 31
                                                 --------------------
                                                   1997         1996
                                                 -------      -------
ASSETS

Current assets:
  Cash and cash equivalents (note 8)            $  4,300        4,321
  Trade accounts receivable, net (notes 3
    and 8)                                        58,431       45,452
  Inventories:
    Work in process                                5,994        5,688
    Parts and materials                           16,330       14,548
                                                 -------      -------
        Total inventories                         22,324       20,236
                                                 -------      -------
  Deferred income taxes (note 6)                   2,697        2,098
                                                 -------      -------
        Total current assets                      87,752       72,107
                                                 -------      -------

Property, plant and equipment (note 4):
   Land                                            1,150        1,150
   Building and leasehold improvements            15,332       14,829
   Machinery and equipment                        55,150       59,137
   Furniture and fixtures                          5,134        4,426
                                                 -------      -------
                                                  76,766       79,542
   Less accumulated depreciation
    and amortization                              44,179       49,107
                                                 -------      -------
        Net property, plant and equipment         32,587       30,435
                                                 -------      -------
Other assets                                       6,602        7,304

Goodwill, net of accumulated amortization
 of $2,580 in 1997 and $1,695 in 1996 (note 2)    16,713       17,231
                                                 -------      -------
                                                $143,654      127,077
                                                 =======      =======

See accompanying notes to consolidated financial statements.



ELECTROMAGNETIC SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
(In thousands)
                                                     December 31
                                                 -------------------
                                                   1997         1996
                                                 -------      ------
LIABILITIES AND STOCKHOLDERS= EQUITY

Current liabilities:
  Current installments of
   long-term debt (notes 4 and 8)               $  4,521        4,497
  Accounts payable (note 8)                       14,436       14,798
  Income taxes (note 6)                            2,474          189
  Accrued compensation costs                       4,150        3,404
  Accrued retirement costs (note 7)                  700          327
  Deferred revenue                                 1,558        1,340
  Other current liabilities                        1,357          915
                                                 -------      -------
     Total current liabilities                    29,196       25,470
                                                 -------      -------
Long-term debt, excluding current
 installments (notes 4 and 8)                     17,160       12,230
Deferred income taxes (note 6)                     2,078        2,127
                                                 -------      -------
        Total liabilities                         48,434       39,827
                                                 -------      -------
Stockholders' equity (note 5):
  Preferred stock of $1.00 par value
   per share.  Authorized 10,000,000
   shares; none issued                               -            -
  Common stock of $.10 par value per
   share.  Authorized 75,000,000 shares,
   issued and outstanding 8,626,000 in
   1997 and 8,445,000 in 1996                        863          844
  Additional paid-in capital                      34,487       32,581
  Foreign currency translation adjustment         (1,393)         (47)
  Retained earnings                               61,263       53,872
                                                 -------      -------
        Total stockholders' equity                95,220       87,250
                                                 -------      -------
Commitments and contingencies (notes 7
  and 10)
                                                $143,654      127,077
                                                 =======      =======

See accompanying notes to consolidated financial statements.




ELECTROMAGNETIC SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
                                  Three years ended December 31, 1997
                           ----------------------------------------------------
                                                   Foreign
                                                   currency
                                            Addi-   trans-             Total
                           Common  Stock   tional   lation             stock-
                           --------------  paid-in  adjust-  Retained  holders
                           Shares  Amount  capital   ment    earnings  equity
                           ------  ------  ------- --------  --------  --------
Balance, December 31, 1994  6,821   $ 682    9,329     (115)  46,535   56,431
Net earnings                  -       -        -        -      2,310    2,310
Income tax benefit from
 exercise of non-
 qualified stock options
 (note 6)                     -       -        695      -        -        695
Exercise of common stock
 options                      248      25    1,594      -        -      1,619
Redemption of shares upon
 exercise of common stock
 options                      (65)     (7)    (937)     -        -       (944)
Foreign currency
 translation adjustment       -       -        -         98      -         98
                            -----    ----   ------    -----   ------   ------
Balance, December 31, 1995  7,004     700   10,681      (17)  48,845   60,209

Net earnings                  -       -        -        -      5,027    5,027
Income tax benefit from
 exercise of non-
 qualified stock options
 (note 6)                     -       -      1,000      -        -      1,000
Exercise of common stock
 options                      279      28    1,832      -        -      1,860
Redemption of shares upon
 exercise of common
 stock options                (69)     (7)  (1,165)     -        -     (1,172)
Foreign currency
 translation adjustment       -       -        -       (30)      -        (30)
Acquisition of LXE minority
 shares (note 2)            1,231     123   20,233      -        -     20,356
                            -----    ----   ------    ----    ------   ------
Balance, December 31, 1996  8,445     844   32,581     (47)   53,872   87,250
Net earnings                  -       -        -        -      7,391    7,391
Income tax benefit from
  exercise of non-
  qualified stock options
  (note 6)                    -       -      1,142      -        -      1,142
Exercise of common stock
  options                     229      24    1,878      -        -      1,902
Redemption of shares upon
  exercise of common          (48)     (5)  (1,114)     -        -     (1,119)
  stock options
Foreign currency
  translation adjustment      -       -        -    (1,346)      -     (1,346)
                            -----    ----   ------   -----    ------   ------
Balance, December 31, 1997  8,626   $ 863   34,487  (1,393)   61,263   95,220
                            =====    ====   ======   =====    ======   ======
See accompanying notes to consolidated financial statements.




ELECTROMAGNETIC SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)                                      Years Ended December 31
                                                      1997      1996     1995
                                                     ------    ------   ------
   Cash flows from operating activities:
     Net earnings                                   $ 7,391     5,027    2,310
     Adjustments to reconcile net earnings to net
      cash from operating activities:
        LXE minority interest                           -        (264)     (44)
        Depreciation and amortization                 5,705     5,909    5,587
        Goodwill amortization                           885       470      420

        Write-down of acquired software                 -       1,645      -
        Deferred income taxes                          (648)   (3,097)      93
        Changes in operating assets
         and liabilities:
           Trade accounts receivable                (13,813)   (5,334)  (3,763)
           Inventories                               (2,199)   (4,407)  (4,115)
           Accounts payable                              24     4,279     (393)
           Income taxes                               3,643     2,026     (501)
           Accrued costs, deferred revenue,
            and other current liabilities             1,582       (33)    (954)
           Other                                        702      (312)    (864)
                                                    -------    ------   ------
               Net cash provided by (used in)
                operating activities                  3,272     5,909   (2,224)
                                                    -------    ------   ------
   Cash flows from investing activities:
     Purchase of property, plant and equipment       (7,857)   (7,329)  (8,459)
     Capitalized product software costs, licensing
      costs and other market related investments        -      (1,688)  (3,667)
     Purchase of subsidiary common stock from
      minority shareholders                            (772)   (1,158)     -
     Proceeds from maturities of marketable
      securities                                        -         -        400
                                                    -------   -------   ------
               Net cash used in
                investing activities                 (8,629)  (10,175) (11,726)
                                                    -------   -------   ------
   Cash flows from financing activities:
     Proceeds from long-term debt                     5,546     3,075    6,850
     Repayment of long-term debt                       (592)     (883)    (737)
     Proceeds from exercise of stock options            783       629      532
                                                    -------   -------   ------
               Net cash provided by
                financing activities                  5,737     2,821    6,645
                                                    -------   -------   ------
               Net change in cash and
                cash equivalents                        380    (1,445)  (7,305)

   Effect of exchange rates on cash                    (401)      -        -
   Cash and cash equivalents at January 1             4,321     5,766   13,071
                                                    -------   -------   ------
   Cash and cash equivalents at December 31         $ 4,300     4,321    5,766
                                                    =======   =======   ======
   Supplemental disclosure of cash
    flow information:
       Cash paid in interest                        $ 1,849     1,113      864
                                                    -------   -------   ------
       Cash paid in income taxes                    $ 2,573     2,918    2,265
                                                    -------   -------   ------
   See accompanying notes to consolidated financial statements.




Electromagnetic Sciences, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 1997, 1996 and 1995

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The consolidated financial statements include the accounts of Electromagnetic Sciences, Inc. and its wholly-owned subsidiaries, EMS Technologies, Inc., LXE Inc., and CAL Corporation (collectively, "the Company"). All significant intercompany balances and transactions have been eliminated in consolidation. Following is a summary of the Company's significant accounting policies:

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

Cash Equivalents
Cash equivalents included $280,000 and $3,070,000 at December 31, 1997 and 1996, respectively, of overnight repurchase agreements and interest-bearing deposits with an initial term of less than three months. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Inventories
Inventories are valued at the lower of cost (first-in, first out) or market (net realizable value). Work in process consists of raw material and production costs, including indirect manufacturing costs.

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

The Company has adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), AAccounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,@ which was issued in March 1995. The adoption of SFAS 121 did not result in any adjustments to the carrying value of property, plant and equipment or other long-lived assets.

Capitalized Software Costs
As of December 31, 1997 the Company has capitalized a total of $3.6 million of certain costs to develop software which will be licensed to customers, including $2.0 million for the unrestricted use of certain wireless logistics software, which was obtained in 1996 in exchange for LXE=s minority interest in a software development company. Capitalized software costs, which are included in other assets, will be amortized using the greater of the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues or the straight-line method over four years.

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

Earnings Per Share
In 1997, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings per Share," which established new standards for
computing and presenting earnings per share information.   Basic earnings per
share is the per share allocation of income available to common stockholders based only on the weighted average number of common shares actually outstanding during the period. Diluted earnings per share represents the per share allocation of income attributable to common stockholders based on the weighted average number of common shares actually outstanding plus all dilutive potential common shares outstanding during the period. All prior periods have been restated to reflect the new basic and diluted earnings per share amounts required under SFAS 128. For purposes of calculating earnings per share for periods prior to 1997, the Company's proportionate share of the net earnings of LXE was adjusted to reflect the dilutive effect of LXE's outstanding stock options.

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

Stock Option Plan
Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, AAccounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, AAccounting for Stock-Based Compensation,@ which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS No. 123.

Foreign Currency Translation
Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at current exchange rates. Income and expenses of the foreign subsidiaries are translated into U.S. dollars at the approximate average exchange rates which prevailed during the year presented. The functional currency of all subsidiaries is considered to be the local currency; consequently, adjustments resulting from the translation of the subsidiaries' financial statements (including long-term financing from the parent) are reflected as a separate component of stockholders' equity.
The Company accrues foreign currency exchange gains or losses on direct export activity and on the LXE subsidiaries' short-term intercompany liabilities that arise from the purchase of the parent's products for resale
in Europe.   In 1997, net non-operating expense included foreign currency transaction losses of $449,000.

Prior to 1997, the functional currency for LXE's wholly owned European subsidiaries was considered to be the U.S. dollar. The effects of remeasuring the foreign currency financial statements of these European subsidiaries was recognized in the consolidated statement of earnings. The change in functional currency in 1997 from the U.S. dollar to the local currency reflected the continued growth, greater operational autonomy and
expanding business activity of the LXE subsidiaries in Europe.   Foreign
currency transactions and remeasurement resulted in net losses of $126,000 in 1996 and net gains of $550,000 in 1995.


(2) ACQUISITION OF MINORITY SHARES IN SUBSIDIARIES
In March 1997, the Company increased its ownership of its Canadian subsidiary, CAL Corporation (CAL), from 74% to 92% with the purchase of shares held by the former principal shareholders of CAL. The terms of this purchase were set forth in the Company's 1993 agreement to purchase a
majority interest in CAL.   In a merger agreement dated September 2, 1997,
the CAL Board of Directors approved an offer by the Company to acquire the remaining minority shares in CAL for $CAN .35 per share, subject to a favorable vote of the CAL minority shareholders. The shareholders approved the transaction on September 25, 1997, and the Company acquired the remaining
minority interest in CAL.   The acquisition of the minority shares in CAL was
accounted for as a purchase and resulted in additional goodwill of $773,000.

On October 3, 1996, the Company announced its offer to exchange .75 shares of its common stock (ELMG) for each of the 1.0 million outstanding shares of the common stock of LXE Inc. The exchange offer expired on December 30, 1996, at which time approximately 800,000 shares had been tendered; upon acceptance of those shares, the Company held 96% of the outstanding LXE shares. On December 31, 1996, the Company exercised its right as the holder of at least 90% of the LXE shares to cause a merger in which all remaining LXE shares not held by the Company were each converted into .75 ELMG shares. As a result of the exchange offer and merger, the Company issued approximately 774,000 additional shares valued for financial reporting purposes at $17 per share.

Also as part of the LXE merger, the Company converted all outstanding LXE stock options into ELMG stock options at the rate of .75 ELMG shares for each LXE share subject to option. The per-share price was increased by one-third, so that the aggregate exercise price of each new ELMG option was the same as for the previous LXE option. All other terms and conditions of the new ELMG options, including vesting dates and expiration dates, were
unchanged from the previous LXE options.   As a result, the Company issued
options to purchase a total of 275,000 ELMG shares at prices ranging from $5.03 to $24.33 per share. The total value of these ELMG options, as determined under the Black-Scholes option pricing model, was approximately $2.5 million.

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


(3) TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable include the following (in thousands):

                                                     December 31
                                                    1997        1996
                                                  ------      ------
Amounts billed under contracts                  $ 36,499      29,450

Unbilled revenues (substantially all to
 be billed during the following twelve
 months)                                          23,912      17,303

Deferred revenue                                  (1,710)     (1,031)

Allowance for doubtful accounts                     (270)       (270)
                                                  ------      ------
     Trade accounts receivable, net             $ 58,431      45,452
                                                  ======      ======


(4) LONG-TERM DEBT
The following is a summary of long-term debt (in thousands):

                                                       December 31
                                                     1997        1996
                                                   ------       -----
Revolving credit loan secured by land
 and building, $10,000,000 maturing in December
 2000, and $1,850,000 due on demand, interest
 payable quarterly at a variable rate (8.00% at
 the end of 1997 and 8.25% at the end of 1996)   $11,850       3,770

Revolving credit loan of LXE Inc., unsecured,
 maturing in December 1999, interest payable
 quarterly at a variable rate (8.00% at the end
 of 1997 and 8.25% at the end of 1996)             6,975       8,000

Line of credit secured by the assets
 of CAL Corporation, interest payable at a
 variable rate (6.00% at the end of
 1997 and 5.75% at the end of 1996)                1,824       3,333

Financing agreement for the purchase of
 integrated application software, due in monthly
 installments through February 1999, interest
 payable at 8.85%.                                 1,032       1,265

Other debt, due in installments through
 April 1997                                          -           359
                                                  ------      ------
    Total long-term debt                          21,681      16,727

Less current installments of long-term debt        4,521       4,497
                                                  ------      ------
    Long-term debt, excluding current
     installments                                $17,160      12,230
                                                  ======      ======

In December 1997, the Company amended and restated its revolving credit agreement with a bank to increase available credit to $20,000,0000. The first $10,000,000 borrowed under this agreement is due December 2000, with no principal payments required until maturity, and borrowings in excess of $10,000,000 are due on demand.

In December 1995, LXE entered into a $10,000,000 revolving credit agreement with a bank. Under the credit agreement, which extends through December 1999, LXE must maintain certain ratios related to interest coverage and leverage, and must maintain net worth of at least $25,000,000, among other restrictions.

Interest under both of the revolving credit agreements is, at the Company=s option, a function of either the bank=s prime rate or LIBOR. A commitment fee equal to .20% per annum of the daily average unused credit available is payable quarterly in arrears under both loans.

CAL's line of credit was renewed in December 1997 and extends to April 1998.


The approximate principal maturities of long-term debt, including $1,850,000 of revolving credit loan borrowings due on demand, are $4,521,000 in 1998, $7,160,000 in 1999 and $10,000,000 in 2000. At December 31, 1997,
the Company has available three immediate sources of credit: $8.2 million remaining under the revolving credit agreement, $3.0 million available under the LXE revolving credit loan, and $2.3 million available under the CAL credit line.

(5)  STOCK PLANS
The Company has granted incentive and nonqualified stock options to key employees and directors under several stock option plans. All outstanding options have been granted at 100% of fair market value on each option's grant date. All outstanding options become exercisable from one to three years after the date of grant and expire from six to ten years after the date of grant. Some nonqualified options are contingent upon continued employment or noncompetition after retirement. Under all plans at December 31, 1997, options for a total of 453,000 shares of stock were exercisable, and options for 213,000 shares were available for future grants.

Prior to becoming a wholly-owned subsidiary of the Company at the end of 1996, LXE maintained a separate stock incentive plan for grants of restricted shares or options to directors and employees. Immediately prior to the merger on December 31, 1996, options for 367,000 shares of LXE stock were outstanding at prices per share ranging from $3.77 to $18.25.

Following is a summary of activity in all of the Company's stock option plans for the three years ended December 31, 1997, 1996 and 1995 (shares in thousands):

    						              Weighted Average
                                                       Exercise Price
                                                    Shares     Per Share
                                                    ------     ---------
Options outstanding at December 31, 1994             1,002      $ 6.82

Granted                                                 69       12.72
Canceled or expired                                    (16)       7.31
Exercised                                             (248)       6.53
                                                    ------       -----
Options outstanding at December 31, 1995               807        7.40
Granted                                                 95       11.96
Canceled or expired                                    (22)       7.92
Exercised                                             (279)       6.67
Issued to replace LXE options pursuant to merger       275        9.11
                                                    ------       -----
Options outstanding at December 31, 1996               876        8.66
Granted                                                272       21.63
Canceled or expired                                    (27)      13.00
Exercised                                             (229)       8.27
                                                    ------       -----
Options outstanding at December 31, 1997               892      $12.59
                                                    ======       =====


The weighted average fair value of options granted in 1997, 1996 and 1995, excluding options issued pursuant to the LXE merger, was $14.17, $7.12 and $7.45, respectively. These fair values were determined using the Black-Scholes based on a weighted average risk-free rate of return of 5.7% in 1997, 6.3% in 1996 and 7.0% in 1995, terms from six to ten years, expected volatility of 60% in 1997, 49% in 1996 and 44% in 1995, and no expected dividend yield.

The weighted average fair value of options issued pursuant to the LXE merger
as replacement for LXE options was $11.31.   This fair value was determined
using the Black-Scholes model based on a weighted average risk-free return of 6.0%, a 2.7-year term, expected volatility of 49%, and no expected dividend yield.



Following is a summary of options outstanding at December 31, 1997
(shares in thousands):

                          Outstanding                                        Exercisable
                   -------------------------                          ------------------------
                                 Weighted        Weighted Average                   Weighted
    Range of                   Average Price    Remaining Years In               Average Price
Exercise Prices    Shares        Per Share       Contractual Life     Shares        Per Share
---------------    ------      -------------    ------------------    ------     -------------
$ 3.63 -  5.03       131          $ 4.44                2.7             131         $ 4.44
  5.25 -  6.38       146            5.91                2.3             146           5.91
  7.55 -  8.50       144            8.08                4.4             112           8.24
 11.13 - 14.13       167           11.89                5.8              43          12.03
 17.13 - 21.50       123           18.90                6.3               9          20.33
 23.50 - 27.63       181           23.77                6.1              12          24.34
 -------------       ---           -----                ---             ---          -----
$ 3.63 - 27.63       892          $12.59                4.7             453         $ 7.42
 =============       ===           =====                ===             ===          =====


Under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company is permitted to continue accounting for the issuance of stock options in accordance with Accounting Principles Board ("APB") Opinion No. 25, which does not require recognition of compensation expense for option grants unless the exercise price is less than the market price on the date of grant. As a result, the Company has not recognized any compensation cost for stock options. If the Company had recognized compensation cost for the @fair value@ of option grants under the provisions of SFAS No. 123, the pro forma financial results for 1997, 1996 and 1995 would have differed from the actual results as follows (net earnings in thousands):

                                     1997            1996            1995
                                    ------          ------          ------
Net earnings:
  As reported                       $7,391           5,027           2,310
  Pro forma                          6,731           4,876           2,243

Basic net earnings per share:
  As reported                          .87             .68             .33
  Pro forma                            .79             .66             .32

Diluted net earnings per share:
  As reported                          .84             .66             .32
  Pro forma                            .78             .64             .31


Under SFAS 123, the fair value of stock options issued in any given year is expensed as compensation over the vesting period, which for substantially all of the Company's options is three years; therefore, the pro forma net earnings and net earnings per share do not reflect the total compensation cost for options granted in the respective years. Furthermore, the pro forma results only include the effect of options granted in 1997, 1996 and 1995; options granted prior to 1995 were not considered.

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

(6)  INCOME TAXES
Total income tax expense (benefit) provided for in the Company's consolidated financial statements consists of the following (in thousands):

                                        1997     1996      1995
                                       ------   ------    ------
Consolidated income tax expense       $ 4,924    1,484     1,402

Income tax benefit resulting from
 exercise of stock options credited
 to stockholders' equity and
 minority interest                     (1,142)  (1,042)   (1,316)
Income tax benefit resulting from
 initial recognition of acquired
 tax benefits credited to goodwill       (405)     -         -
                                       ------   ------    ------
     Total                            $ 3,377      442        86
                                       ======   ======    ======

The components of income tax expense were (in thousands):

                                        1997     1996      1995
                                       ------   ------    ------
Current:
  Federal                             $ 4,311    2,975       979
  State                                   803      535        98
  Foreign                                 517      548       232
                                       ------   ------    ------
     Total current expense              5,631    4,058     1,309
                                       ------   ------    ------
Deferred:
  Federal                                (386)  (1,862)     (153)
  State                                    76     (378)       (1)
  Foreign                                (263)    (334)      247
                                       ------   ------    ------
     Total deferred (benefit) expense    (707)  (2,574)       93
                                       ------   ------    ------
     Total income tax expense         $ 4,924    1,484     1,402
                                       ======   ======    ======
Income tax expense differed as follows from the amounts computed by applying the U.S. federal income tax rate of 34% to earnings before income taxes and LXE minority interest (in thousands):

                                        1997      1996      1995
                                      ------    ------    ------
Computed "expected" income
 tax expense                         $ 4,187     2,123     1,247
Tax credits from
 research activities                     -        (175)     (141)
State income taxes, net of
 federal income tax benefit              481       342        64
Higher foreign tax rates                 106       158       208
Change in deferred tax asset
 valuation allowance                     -         751       (47)
Write-off of deferred tax liability
 related to gain on issuance of
 LXE stock                               -      (2,229)      -
Amortization of goodwill                 301       150       143
Benefit from foreign sales
 corporation                            (252)      (76)      (73)
Other                                    101       440         1
                                       -----     -----     -----
     Income tax expense              $ 4,924     1,484     1,402
                                       =====     =====     =====


Income tax expense includes benefits recognized from foreign net operating loss carryforwards of $263,000, $288,000 and $206,000 in 1997, 1996 and 1995,
respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below (in thousands):

                                                  1997      1996
                                                  ----      ----
Deferred tax assets:
  Accounts receivable                          $    79       223
  Inventories                                      363       217
  Accrued compensation costs                       511       517
  Capital loss carryforward                        566       566
  Foreign research expense and
   tax credit carryforward                       4,262     6,034
  Foreign net operating loss
   carryforward                                  2,014       527
  Foreign note receivable                          313       326
  Gain on sales to foreign subsidiaries            415       340
  Other                                            166       260
                                                 -----     -----
     Total gross deferred tax assets             8,689     9,010

     Valuation allowance                        (5,992)   (6,912)
                                                 -----     -----
     Net deferred tax assets                     2,697     2,098
                                                 -----     -----
Deferred tax liabilities:
  Property, plant and equipment                  1,985     1,844
  Net gain from foreign transactions and
   remeasurement                                    93       283
                                                 -----     -----
     Total gross deferred tax liabilities        2,078     2,127
                                                 -----     -----
     Net deferred tax (asset) liability        $  (619)       29
                                                 =====     =====

A total of $5,426,000 of the valuation allowance for deferred tax assets at December 31, 1997, relates to tax benefits from the operations of CAL Corporation, which will be first allocated to goodwill when recognized.

Earnings before income taxes for U.S. operations were $12,315,000 in 1997, $6,842,000 in 1996, and $2,460,000 in 1995. Foreign operations reported breakeven results in 1997, a loss before income taxes of $595,000 in 1996, and earnings before income taxes of $1,208,000 in 1995. The Company's net deferred tax assets at December 31, 1997, include $790,000 for a cumulative $2,394,000 net operating loss incurred by certain foreign operations, which may be carried forward through 2002; management believes that these operations will generate adequate earnings within the next three years to fully realize this deferred tax asset.

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

The Company's contribution to this plan is determined each year by the Board of Directors. There is no required minimum annual contribution, but the target contribution has been approximately 5% of base payroll. The Company accrued an expense for the defined contribution plan of $1,900,000 for 1997, $1,650,000 for 1996, and 1,564,000 for 1995.

The Company also sponsors qualified retirement savings plans in the U.S. and Canada, in which the Company matches a portion of each eligible employee's contributions. The Company's matching contributions to these plans were $535,000 in 1997, $417,000 in 1996 and $403,000 in 1995.

(8)	FAIR VALUE OF FINANCIAL INSTRUMENTS
The following summarizes certain information regarding the fair value of the Company's financial instruments at December 31, 1997 and 1996:

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

(9)  BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION
The Company is organized primarily along two product areas: space and
technology products and wireless products.   The Company's space and
technology products have a relatively high content of engineering and often utilize custom-developed technology, with applications in space and satellite communications, radar, surveillance and military counter-measures. The Company's wireless products have a relatively high materials content and utilize standard designs for efficient hardware manufacturing and system integration. Wireless products are used in logistics, healthcare information management and wireless infrastructure for PCS/cellular telecommunications.

Business segment data for periods prior to 1997 have been retroactively restated to reflect a change in the grouping of product areas. The wireless infrastructure product line (mainly base station antennas for PCS/cellular communications) was previously grouped under the space and technology product area (formerly "Advanced communications and signal-processing products"), but was regrouped in 1997 under the wireless products area (formerly "Wireless logistics systems").





                                        1997      1996      1995
                                       -----     -----     -----
Net sales:
  Space and technology              $  74,905   73,379    65,031
  Wireless products                    96,325   76,379    63,919
                                      -------  -------   -------
     Total                          $ 171,230  149,758   128,950
                                      =======  =======   =======
Operating income:
  Space and technology              $   9,043    7,827     4,468
  Wireless products                     5,370     (163)     (611)
                                      -------  -------   -------
     Total                          $  14,413    7,664     3,857
                                      =======  =======   =======
Identifiable assets:
  Space and technology              $  66,443   56,581    55,573
  Wireless products                    77,211   70,496    49,381
                                      -------  -------   -------
     Total                          $ 143,654  127,077   104,954
                                      =======  =======   =======
Capital expenditures:
  Space and technology              $   2,806    3,575     4,100
  Wireless products                     5,051    3,754     4,359
                                      -------  -------   -------
     Total                          $   7,857    7,329     8,459
                                      =======  =======   =======
Depreciation and amortization:
  Space and technology              $   3,268    3,303     3,250
  Wireless products                     3,416    3,076     2,757
                                      -------  -------   -------
     Total                          $   6,590    6,379     6,007
                                      =======  =======   =======


Following is a summary of geographic area information, as measured by the locale of revenue-producing operations, for the years ended December 31, 1997, 1996 and 1995 (in thousands):


                                       1997       1996       1995
                                       ----       ----       ----
Net sales:
  United States                    $ 137,636    115,113     99,088
  Canada                              16,244     18,390     17,306
  Europe                              17,350     16,255     12,556
                                     -------    -------    -------
     Total                         $ 171,230    149,758    128,950
                                     =======    =======    =======
Operating income (loss):
  United States                    $  14,215      7,672      2,763
  Canada                               1,192       (107)       816
  Europe                                (994)        99        278
                                     -------    -------    -------
     Total                         $  14,413      7,664      3,857
                                     =======    =======    =======
Identifiable assets:
  United States                    $ 113,092    101,359     81,003
  Canada                              18,334     16,412     17,174
  Europe                              12,228      9,306      6,777
                                     -------    -------    -------
     Total                         $ 143,654    127,077    104,954
                                     =======    =======    =======

Export sales from the U.S. to unaffiliated customers were approximately $27.4 million, $13.2 million and $16.0 million in 1997, 1996 and 1995, respectively. Exports to the U.S. by the Company's Canadian subsidiary to non-affiliated U.S. customers were approximately $6.3 million in 1997, $5.2 million in 1996, and $1.3 million in 1995.

The Company had one domestic customer that accounted for 12% of 1995 consolidated net sales. No customers accounted for more than 10% of consolidated net sales in 1997 or 1996.


(10)	 COMMITMENTS
The Company is committed under several non-cancelable operating leases for office space, computer and office equipment, and automobiles. Minimum annual lease payments under such leases are $2,109,000 in 1998, $1,872,000 in 1999, $1,709,000 in 2000, $1,552,000 in 2001 and $1,592,000 in 2002 and thereafter.
 The Company also has short-term leases for regional sales offices, equipment and automobiles. Total rent expense under all operating leases was approximately $2,710,000, $3,193,000, and $2,425,000 in 1997, 1996 and 1995,
respectively.


(11)  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Following is a summary of interim financial information for the years ended December 31, 1996 and 1995 (in thousands, except per share data):

                                     1997 Quarters ended
                          March 31   June 30  September 30   December 31
                          ----------------------------------------------

Net sales                $ 39,631     41,046      42,306      48,247
Operating income            2,611      3,119       3,831       4,852
Net earnings                1,303      1,746       1,952       2,390
Net earnings per share:
  Basic                       .15        .20         .23         .28
  Dilutive                    .15        .20         .22         .27


                                      1996 Quarters ended
                          March 31   June 30  September 30   December 31
                          ----------------------------------------------

Net sales                $ 33,189     35,674      37,908      42,987
Operating income              840      2,105       2,543       2,176
Net earnings                  711        984       1,221       2,111
Net earnings per share:
  Basic                       .10        .13         .16         .28
  Dilutive                    .10        .13         .16         .27


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




INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Electromagnetic Sciences, Inc.:

We have audited the accompanying consolidated balance sheets of Electromagnetic Sciences, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electromagnetic Sciences, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



KPMG Peat Marwick LLP



Atlanta, Georgia
February 6, 1998



Selected Financial Data
(In thousands, except earnings per share)

                                               Years ended December 31

                                  1997     1996     1995     1994     1993

                                  ----     ----     ----     ----     ----
Net sales                      $171,230  149,758  128,950  117,993   99,044
Cost of sales                   111,925   97,258   83,865   73,375   61,771
Selling, general and
 administrative expenses         35,758   31,070   30,836   27,589   26,522
Research and development
 expenses                         9,134   12,121   10,392    8,127    8,153
Write-down of acquired
 software                           -      1,645      -        -        -
                                -------  -------  -------  -------  -------
     Operating income            14,413    7,664    3,857    8,902    2,598

Non-operating (expense)
  income, net                      (249)    (304)     675      640      210
Interest expense                 (1,849)  (1,113)    (864)    (482)    (434)
                                -------  -------  -------  -------  -------
     Earnings before
      income taxes and
      minority interest          12,315    6,247    3,668    9,060    2,374
Income tax expense               (4,924)  (1,484)  (1,402)  (3,712)    (896)
Minority interest in LXE
  net (earnings) loss               -        264       44   (1,085)     (87)
                                -------  -------  -------  -------  -------

     Net earnings              $  7,391    5,027    2,310    4,263    1,391
                                =======  =======  =======  =======  =======
Net earnings per common
 share:
   Basic                            .87      .68      .33      .63      .21
   Diluted                          .84      .66      .32      .59      .20

Weighted average number of
 shares:
   Common                         8,544    7,403    6,929    6,766    6,716
   Common and dilutive common
     equivalent                   8,820    7,631    7,141    6,966    6,828




                                              As of December 31
                                  1997     1996      1995     1994     1993
                                  ----     ----      ----     ----     ----
Working capital                $ 58,556   46,637    43,002   39,366   33,104

Total assets                    143,654  127,077   104,954   96,751   87,861

Long-term debt (excluding
 current installments)           17,160   12,230    10,989    4,592    5,060

Stockholders' equity             95,220   87,250    60,209   56,431   51,548


No cash dividends have been declared or paid during any of the periods presented.




MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

Consolidated net sales increased to $171 million in 1997 from $150 million in 1996 and $129 million in 1995. Most of the growth in consolidated net sales during this three-year period is attributable to the wireless products segment, which increased sales to $96 million in 1997 from $76 million in 1996 and $64 million in 1995.
The growth of wireless products revenues was led by a good recovery in the North American market for wireless logistics networks in 1997, and by growth in 1997 and 1996 in the new markets for healthcare information management products and wireless infrastructure products (primarily base station antennas for PCS/cellular telecommunications). Revenues in the space and technology segment were $75 million in 1997, compared with $73 million in 1996 and $65 million in 1995.

Cost of sales has remained at 65% of consolidated net sales in 1997, 1996, and 1995, but the components of cost of sales have varied over that period. For wireless products, the cost of sales percentage increased to 60% in 1997, compared with 58% in 1996 and 56% in 1995, due to factors affecting the markets for wireless networks and system integration in particular, greater distribution through indirect channels (which typically carry lower gross profit margins) and a more competitive pricing environment. These factors were partially offset by higher sales of wireless infrastructure products, which have a significantly lower cost of sales percentage than other wireless products. In the space and technology segment, the cost of sales percentage has not varied significantly over the past three years (72% in 1997, compared with 71% in 1996 and 73% in 1995).

Selling, general and administrative expenses were 21% of consolidated net sales in 1997, compared with 21% in 1996 and 24% in 1995. The net decrease in 1996 compared with 1995 related to lower headcount and marketing costs within the wireless products segment.

Research and development expenses represent the cost of the Company's internally funded efforts. Significant research and development effort also occurs under many specific customer orders in the space and technology segment and, accordingly, is reflected in cost of sales. The decrease in research and development expenses in 1997 was due to the completion of several development projects in late 1996 and early 1997 related to new wireless technologies and SATCOM products. In addition, the Company directed a higher proportion of its total research and development effort in 1997 toward customer-funded projects, and the Company's Canadian operations received a $677,000 settlement under a Canadian government technology program, resulting from a claim for unreimbursed research and development expenses incurred in years prior to 1991.

In 1996, the Company recognized a $1.6 million operating charge to write down certain acquired software, approximately $1.4 million of which related to software acquired in the fourth quarter of 1996 in exchange for a minority interest in a privately held software development company.

For the years 1997, 1996 and 1995, the most significant recurring item within non-operating income (expense) was net gains and losses from foreign currency transactions and remeasurement associated with European subsidiaries, resulting in a net loss of $449,000 in 1997, a net loss of $126,000 in 1996, a net gain of $550,000 in 1995. Non-
recurring items in 1997 included a benefit of approximately $248,000, reflecting interest income related to settlement of the Canadian research and development claim, net of a loss on disposal of a business unit within the Company's Canadian operations. In 1996, non-recurring items included net charges of $249,000 for a loss on disposal of a business unit and for certain expenses related to the acquisition of minority shares in the Company's LXE subsidiary. Interest expense increased in 1997 compared with 1996 and 1995 because of increased levels of debt.

The effective income tax rate was 40% in 1997, 24% in 1996 and 38% in 1995. The effective rate in 1996 included a non-recurring $2.2 million benefit for the write-off of a deferred income tax liability arising from the initial public issuance of LXE stock in 1991. The Company expects that the effective income tax rate in 1998 will be approximately 40%.


Liquidity and Capital Resources

The Company's liquidity and capital resources have been affected primarily by an increase in accounts receivable related to unbilled revenues under certain long-term development contracts. In addition, the Company has made significant expenditures in 1997 for property, plant and equipment to support continued sales growth. As a result of these factors, the Company's long-term debt has increased from the levels reported at the beginning of the year. However, the Company expects to generate positive cash flow before financing activities based on certain unbilled revenues that are expected to be billed and collected during that period. Management believes that the Company's present liquidity, together with cash from operations and sources of external financing, will support its current business activities and near-term capital investment plans, but management expects that additional sources of liquidity will be needed over the next few years if sales and production levels continue to grow at rates similar to those of the past two years.

During 1997, the Company amended its existing revolving credit agreement with a bank to increase available borrowing under the agreement to $30 million: $10 million through December 1999, and $20 million through December 2000. In addition, the Company's revolving credit agreement with a bank in Canada to fund Canadian operations was extended to April 1998. At December 31, 1997, the Company had three immediate sources of credit: $8.2 million remaining under one revolving credit agreement, $3.0 million remaining under another revolving credit agreement, and $2.3 million available under a line of credit in Canada.

Business Risk Factors
Forward-looking statements with respect to the potential development of expected cash flows are included in management's discussion and analysis of financial condition and results of operations. Actual results could differ materially from those suggested in any forward-looking statements as a result of a several factors, including, but not limited to, timeliness of orders and payments from customers, and the Company's ability to achieve product development and manufacturing objectives within the cost and timing parameters created by customers and end-users.


Year 2000
The Company has developed a plan to modify existing information systems or implement new systems, as necessary, to become "Year 2000" compliant in a timely manner. The cost of becoming Year 2000 compliant is not expected to have a material effect on the Company's results of operations.

Recent Accounting Pronouncements

In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income," which combines net earnings under generally accepted accounting principles (GAAP) with certain unrealized gains and losses (such as those related to foreign currency exchange or changes in an investment's value) not presently included in GAAP net earnings. SFAS 130 is effective for periods beginning after December 15, 1997. Adoption of SFAS 130 is not expected to have a material effect on the Company's reported results, because the most significant element of comprehensive income currently applicable to the Company - unrealized foreign exchange gains and losses - is already reported as a foreign currency translation adjustment in both Stockholders' Equity on the Consolidated Balance Sheets and in the Consolidated Statements of Stockholders' Equity.

Also in 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which requires disclosure of information segmented on the same basis as that used by management to allocate resources within the Company and to assess a segment's performance. SFAS 131 is effective for periods beginning after December 15, 1997. Adoption of SFAS 131 is not expected to have a material effect on the Company's reported results, because segment information is already reported based upon the same groupings that management uses to direct the Company's operations.


EXHIBIT 22.1


ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES

Subsidiaries of the Registrant



EMS Technologies, Inc.
660 Engineering Drive
P. O. Box 7700
Norcross, GA  30091-7700

LXE Inc.
125 Technology Parkway
P. O. Box 926000
Norcross, GA  30092-9600

CAL Corporation
1725 Woodward Drive
Ottawa, Ontario  K2C 0P9
CANADA


Exhibit 23.1


The Board of Directors
Electromagnetic Sciences, Inc.



We consent to incorporation by reference in the registration statements (Nos. 2-76455, 2-78442, 2-94049, 33-31216, 33-38829,
33-50528, 333-20843 and 333-32425) on Form S-8 of
Electromagnetic Sciences, Inc. of our reports dated February 6, 1998, relating to the consolidated balance sheets of Electromagnetic Sciences, In. as of December 31, 1997 and 1996 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, and all related schedules, which reports appear in the December 31, 1997 annual report on Form 10-K of Electromagnetic Sciences, Inc.



               						KPMG PEAT MARWICK LLP



Atlanta, Georgia
March 30, 1998