Form 10-Q
period 1998-04-03
ELECTROMAGNETIC SCIENCES INC
filed 1998-05-15
CIK 32198

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               Form 10-Q

(Mark one)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

    For the quarterly period ended April 3, 1998
                                   --------------
                      Commission File Number 0-6072

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

                             Yes  X      No
                                 ---       --

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on May 1, 1998:

                Class                        Number of Shares
      ----------------------------           ----------------
      Common Stock, $.10 Par Value             8,653,844



                                 PART I
                                 ------
                          Financial Information

Item 1.  Financial Statements


Consolidated Statements of Earnings (Unaudited)
(In thousands, except net earnings per share)

                                                Quarter ended
                                           April 3         March 28
                                    									1998            1997
                                           -------         --------
Net sales                                  $42,676          39,631
Cost of sales                               27,266          26,035
Selling, general and
 administrative expenses                     9,343           8,635
Research and development expenses            2,821           2,350
                                            ------          ------
   Operating income                          3,246           2,611

Non-operating income (expense), net             51             (84)
Interest expense                              (476)           (395)
                                            ------          ------
   Earnings before income taxes              2,821           2,132

Income taxes                                 1,078             829
                                            ------          ------
   Net earnings                            $ 1,743           1,303
                                            ======          ======
Net earnings per share:
   Basic                      					        $   .20         	   .15
   Diluted                                     .20             .15

Weighted average number shares:
   Common                        							     8,631    	      8,471
   Common and dilutive common equivalent     8,873           8,933

See accompanying notes to interim consolidated financial statements.



ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)
(In thousands)
                                           April 3       December 31
                                             1998            1997
                                           -------       -----------
ASSETS
------
Current assets:
  Cash and cash equivalents               $  3,331           4,300
  Trade accounts receivable, net            56,986          58,431
  Inventories:
   Work in process                           4,284           5,994
   Parts and materials                      21,647          16,330
                                            ------          ------
     Total inventories                      25,931          22,324

  Deferred income taxes                      2,697           2,697
                                           -------         -------
     Total current assets                   88,945          87,752
                                           -------         -------
Property, plant and equipment:
  Land                                       1,150           1,150
  Building and leasehold improvements       15,387          15,332
  Machinery and equipment                   57,415          55,150
  Furniture and fixtures                     4,363           5,134
                                           -------         -------
     Total property, plant and equipment    78,315          76,766

  Less accumulated depreciation
   and amortization                         45,621          44,179
                                           -------         -------
     Net property, plant and equipment      32,694          32,587

Other assets                                 5,725           6,602
Goodwill, net of accumulated amortization   16,457          16,713
                                           -------         -------
                                          $143,821         143,654
                                           =======         =======

See accompanying notes to consolidated financial statements.


ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited), continued
(In thousands except share data)
                                           April 3       December 31
                                             1998            1997
                                           -------       -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Current installments of long-term debt  $  3,631           4,521
  Accounts payable                          11,401          14,436
  Income taxes payable                       1,875           2,474
  Accrued compensation costs                 3,305           4,150
  Accrued retirement costs                   1,160             700
  Deferred revenue                           3,022           1,558
  Other liabilities                          1,376           1,357
                                           -------         -------
     Total current liabilities              25,770          29,196

Long-term debt, excluding
 current installments                       19,149          17,160
Deferred income taxes                        2,078           2,078
                                           -------         -------
     Total liabilities                      46,997          48,434
   -------         -------
Stockholders' equity:
 Preferred stock of $1.00 par value
  per share. Authorized 10,000,000
  shares; none issued                          -              -
 Common stock of $.10 par value per
  share. Authorized 75,000,000 shares;
  issued and outstanding 8,641,000 in
  1997 and 8,626,000 in 1996                   864             863
 Additional paid-in capital                 34,565          34,487
 Accumulated other comprehensive
  income (note 3)                           (1,611)         (1,393)
 Retained earnings                          63,006          61,263
                                           -------         -------
     Total stockholders' equity             96,824          95,220
                                           -------         -------
                                          $143,821         143,654
                                           =======         =======
See accompanying notes to interim consolidated financial statements.


ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
                                               Quarter Ended
                                           April 3        March 28
                                             1998           1997
                                           -------        --------
Cash flows from operating activities:
 Net earnings                              $ 1,743          1,303
 Adjustments to reconcile net earnings
  to net cash (used in) provided by
  operating activities:
    Depreciation and amortization            1,443          1,420
    Goodwill amortization                      256            272
    Changes in operating assets
     and liabilities:
       Trade accounts receivable             1,238         (5,152)
       Inventories                          (3,607)            43
       Accounts payable                     (2,520)          (720)
       Income taxes                           (599)         1,274
       Accrued costs, deferred revenue
        and other current liabilities        1,079          2,535
       Other                                   725           (304)
                                             -----          -----
Net cash (used in) provided by
      operating activities                   (379)            671

Cash flows used in investing activities:
 Purchase of property, plant and equipment (1,550)         (2,076)

Cash flows from financing activities:
 Borrowing of long-term debt                1,099           2,582
 Proceeds from exercise of stock options       79              79
                                            -----           -----
Net cash provided by
 financing activities                       1,178           2,661
                                            -----           -----
     Net change in cash and
      cash equivalents                       (614)          1,256

Effect of exchange rates on cash             (355)           (227)

Cash and cash equivalents at
 beginning of period                        4,300           4,321
                                            -----           -----
Cash and cash equivalents at
 end of period                            $ 3,331           5,350
                                            =====           =====


Supplemental disclosure of
 cash flow information:
    Cash paid for interest                $   476             395
                                            =====           =====
    Cash paid for income taxes            $ 1,677             175
                                            =====           =====
See accompanying notes to interim consolidated financial statements.



ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited)

(1) Basis of Presentation
The interim consolidated financial statements include the accounts of Electromagnetic Sciences, Inc., and its wholly-owned subsidiaries, EMS Technologies, Inc., LXE Inc., and CAL Corporation (collectively, "the Company"). In the opinion of management, the interim consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


(2) Earnings per Share
In 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which established new standards for computing and presenting earnings per share information. Basic earnings per share is the per share allocation of income available to common stockholders based only on the weighted average number of common shares actually outstanding during the period. Diluted earnings per share represents the per share allocation of income attributable to common stockholders based on the weighted average number of common shares actually outstanding plus all dilutive potential common shares outstanding during the period. All dilutive potential common shares relate to the Company's stock option plan.

(3) Comprehensive Income
Beginning in fiscal 1998, the Company has adopted SFAS 130, "Reporting
Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components. Under SFAS 130, all items that are recognized under accounting standards as components of comprehensive income must be reported in the financial statements.  The only element of comprehensive income that is applicable to the Company is the change in the foreign currency translation adjustment.  Following is a summary of comprehensive income (in thousands):
			  					                                   Quarter Ended
            			                        	 April 3       March 28
                                           1998          1997
                        	                -------       --------

Net income                     					    $ 1,743         1,303

Other comprehensive expense -
 foreign currency translation adjustment   (218)         (583)
                                          -----         -----

Comprehensive income                    $ 1,525           720
                                          =====         =====




ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------
Consolidated net sales for the first quarter were $42.7 million in 1998, compared with $39.6 million in 1997. Most of this revenue growth came from the Company's wireless products segment and, in particular, from increased sales of infrastructure products for PCS/cellular communications.

Cost of sales, as a percentage of net sales, was 64% for the first quarter of 1998, compared with 66% in 1997. This decrease resulted from comparatively higher sales of certain products within the wireless products segment (specifically, wireless infrastructure products for PCS/cellular communications) and within the space and technology segment (specifically, airborne SATCOM antenna systems).

Selling, general and administrative expenses were greater in 1998 than in 1997 in absolute dollars, but remained at 22% of net sales in both 1998 and 1997.

The increase in research and development expenses related to the enhancement of the Company's wireless products lines and the development of new capabilities in the space and technology segment. These expenses represent the cost of the Company's internally funded efforts. In the Company's space and technology segment, significant research and development effort also occurs under many specific customer orders and, accordingly, is reflected in cost of sales.

Other non-operating income for the first quarter of 1998 included a gain on the sale of investment securities, compared with a net non-operating expense in 1997 that resulted mainly from foreign currency losses associated with subsidiary operations in Europe. Interest expense increased in 1998 compared with 1997 due to a higher level of borrowing.

The effective income tax rate for 1998 was 38%, compared with 40% for fiscal 1997, due mainly to utilization of a previously reserved capital loss carryforward. Management expects that the tax rate for the remainder of fiscal 1998 will be comparable with the rate for the preceding fiscal year.


Liquidity and Capital Resources
-------------------------------
The Company's liquidity and capital resources were affected during 1998 by a reduction of accounts payable due to the timing of payment of vendor invoices, as well as an inventory increase, a major portion of which related to materials purchased to support anticipated orders that were not received until after the quarter end. As a result, the Company's borrowing increased during the first quarter of 1998. For the remaining nine months of 1998, the Company expects to generate positive cash flow before financing activities.

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

Risk Factors and Forward-Looking Statements
-------------------------------------------
Forward looking statements with respect to expected cash flows and tax rates are included in management's discussion and analysis of financial condition and results of operations. Actual results could differ materially from those suggested in any forward-looking statements as a result of a variety of factors. Such factors include, but are not limited to, the Company's ability to achieve product development and manufacturing objectives within the cost and timing parameters created by customers and end-users, the timeliness of orders and payments from customers, the availability of funding fo major new space programs, and the strength and timing of end-user acceptance of new communications services, such as high-data-rate mobile services.




                                PART II
                                -------
                           Other Information


ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits - The following exhibit is filed as part of this report:

27.1  Financial Data Schedule

(b)  Reports on Form 8-K.
The Company has not filed any reports on Form 8-K during the quarter ended April 3, 1998.


                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTROMAGNETIC SCIENCES, INC.



By:            /s/                         Date:   5/15/98
    -----------------------------
    Thomas E. Sharon
    President and Chief Executive
      Officer




By:            /s/                         Date:   5/15/98
   ------------------------------
    Don T. Scartz
    Senior Vice President and Chief
      Financial Officer, Treasurer