Form 10-Q/A
period 1998-04-03
ELECTROMAGNETIC SCIENCES INC
filed 1998-06-04
CIK 32198

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


ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
                                               Quarter Ended
                                           April 3        March 28
                                             1998           1997
                                           -------        --------
Cash flows from operating activities:
 Net earnings                              $ 1,743          1,303
 Adjustments to reconcile net earnings
  to net cash (used in) provided by
  operating activities:
    Depreciation and amortization            1,443          1,420
    Goodwill amortization                      256            272
    Changes in operating assets
     and liabilities:
       Trade accounts receivable             1,238         (5,152)
       Inventories                          (3,607)            43
       Accounts payable                     (2,520)          (720)
       Income taxes                           (599)         1,274
       Accrued costs, deferred revenue
        and other current liabilities        1,079          2,535
       Other                                   725           (304)
                                             -----          -----
Net cash (used in) provided by
      operating activities                   (242)            671

Cash flows used in investing activities:
 Purchase of property, plant and equipment (1,550)         (2,076)

Cash flows from financing activities:
 Borrowing of long-term debt                1,099           2,582
 Proceeds from exercise of stock options       79              79
                                            -----           -----
Net cash provided by
 financing activities                       1,178           2,661
                                            -----           -----
     Net change in cash and
      cash equivalents                       (614)          1,256

Effect of exchange rates on cash             (355)           (227)

Cash and cash equivalents at
 beginning of period                        4,300           4,321
                                            -----           -----
Cash and cash equivalents at
 end of period                            $ 3,331           5,350
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