Form 10-Q
period 1998-07-03
ELECTROMAGNETIC SCIENCES INC
filed 1998-08-17
CIK 32198

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             Form 10-Q

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ----    SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 3, 1998
                                        -------------


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

                         Yes  X          No
                            -----          -----

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on August 1, 1998:

               Class                        Number of Shares

    Common Stock, $.10 par Value               8,668,344


<page break>

                          INDEX
                                             											   Page No.
Part I.	Financial Information

     Item 1.	Financial Statements

             Consolidated Statements of Earnings -
             Quarters and Six Months Ended
             July 3, 1998 and June 27, 1997			              	3

             Consolidated Balance Sheets - July 3,
             1998 and December 31, 1997		                   4-5

             Consolidated Statements of Cash Flows -
             Six Months Ended July 3, 1998 and June 27,
             1997								                                   	6

             Notes to Interim Consolidated Financial
             Statements 			                                  7


    Item 2. 	Management's Discussion and Analysis of
             Financial Condition and Results of Operations	  8


Part II 	Other Information

     Item 4.	Submission of Matters to a Vote of Security
             Holders 									                               9

     Item 6.	Exhibits and Reports on Form 8-K		            		9


<page break>

                                  PART I
                          FINANCIAL INFORMATION

ITEM 1. 	Financial Statements

Consolidated Statements of Earnings (Unaudited)
(In thousands, except net earnings per share data)

                                Second quarter ended    Six months ended
                                --------------------    ----------------
                                 July 3     June 27     July 3   June 27
                                  1998       1997        1998      1997
                                 ------     ------      ------    ------
Net sales                       $46,231     41,046      88,907    80,677
Cost of sales                    29,404     26,710      56,670    52,745
Selling, general and
  administrative expenses         9,990      8,828      19,333    17,463
Research and development
  expenses                        3,041      2,389       5,862     4,739
                                 ------     ------      ------    ------

     Operating income             3,796      3,119       7,042     5,730

Non-operating income (expense),
  net                               (19)       186          32       102
Interest expense                   (424)      (396)       (900)     (791)
                                 ------     ------      ------    ------
     Earnings before income
      taxes                       3,353      2,909       6,174     5,041

Income tax expense                1,315      1,163       2,393     1,992
                                 ------     ------      ------    ------

     Net earnings               $ 2,038      1,746       3,781     3,049
                                 ======     ======      ======    ======
Net earnings per share:
   Basic                        $   .24        .20         .44       .36
   Diluted                          .23        .20         .43       .35

Weighted average number
 of shares:
   Common                         8,656      8,525       8,644     8,496
   Common and dilutive
     common equivalent            8,907      8,802       8,890     8,782


See accompanying notes to interim consolidated financial statements.


<page break>

Consolidated Balance Sheets (Unaudited)
(In thousands)


                                            July 3         December 31
                                             1998             1997
                                          -----------      -----------
ASSETS

Current assets:
  Cash and cash equivalents                $  6,027            4,300
  Trade accounts receivable, net             62,057           58,431
  Inventories:
    Work in process                           4,064            5,994
    Parts and materials                      22,899           16,330
                                            -------          -------
        Total inventories                    26,963           22,324
                                            -------          -------
  Deferred income taxes                       2,697            2,697
                                            -------          -------
        Total current assets                 97,744           87,752
                                            -------          -------
Property, plant and equipment:
  Land                                        1,150            1,150
  Building and leasehold improvements        15,444           15,332
  Machinery and equipment                    59,463           55,150
  Furniture and fixtures                      4,493            5,134
                                            -------          -------
        Total property, plant
          and equipment                      80,550           76,766

  Less accumulated depreciation and
    amortization                             47,063           44,179
                                            -------          -------
        Net property, plant and
         equipment                           33,487           32,587

Other assets                                  5,855            6,602
Goodwill, net of accumulated amortization    16,111           16,713
                                            -------          -------

                                           $153,197          143,654
                                            =======          =======

See accompanying notes to interim consolidated financial statements.

<page break>


Consolidated Balance Sheets (Unaudited), continued
(In thousands except share data)


                                            July 3         December 31
                                             1998             1997
                                          -----------      -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt   $  4,123            4,521
  Accounts payable                           16,100           14,436
  Income taxes payable                        3,415            2,474
  Accrued compensation costs                  4,615            4,150
  Accrued retirement costs                    1,157              700
  Deferred revenue                            3,365            1,558
  Other liabilities                           1,096            1,357
                                            -------          -------
       Total current liabilities             33,871           29,196

Long-term debt, excluding current
  installments                               18,425           17,160
Deferred income taxes                         2,078            2,078
                                            -------          -------
       Total liabilities                     54,374           48,434
                                            -------          -------
Stockholders' equity:
  Preferred stock of $1.00 par value
   per share.  Authorized 10,000,000
   shares; none issued                          -                -
  Common stock of $.10 par value per
   share.  Authorized 75,000,000 shares;
   issued and outstanding 8,667,000 in
   1998 and 8,626,000 in 1997                   867              863
  Additional paid-in capital                 34,590           34,487
  Accumulated other comprehensive income
    (note 3)                                 (1,678)          (1,393)
  Retained earnings                          65,044           61,263
                                            -------          -------
        Total stockholders' equity           98,823           95,220
                                            -------          -------

                                           $153,197          143,654
                                            =======          =======


See accompanying notes to interim consolidated financial statements.


<page break>

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
                                                  Six Months Ended
                                                July 3       June 27
                                                 1998          1997
                                               --------      --------
Cash flow from operating activities:
 Net earnings                                  $ 3,781        3,049
 Adjustments to reconcile net earnings to
   net cash used in operating activities:
     Depreciation and amortization               2,885        2,786
     Goodwill amortization                         602          549
     Changes in operating assets and
       liabilities:
         Trade accounts receivable              (3,616)      (8,313)
         Inventories                            (4,642)      (2,894)
         Accounts payable                        1,389       (1,761)
         Income taxes                              941        2,127
         Accrued costs, deferred revenue
           and other current liabilities         2,468        1,670
         Other                                     708         (286)
                                                ------       ------
           Net cash provided by (used in)
            operating activities                 4,516       (3,073)
                                                ------       ------
Cash flows from investing activities:
 Purchase of property, plant and equipment      (3,785)      (4,121)
 Purchase of subsidiary common stock from
   minority shareholders                           -           (519)
                                                ------       ------
           Net cash used in investing
            activities                          (3,785)      (4,640)
                                                ------       ------
Cash flows from financing activities:
  Borrowing of long-term debt                      867        5,687
  Proceeds from exercise of stock options          107          282
                                                ------       ------
           Net cash provided by
             financing activities                  974        5,969
                                                ------       ------
           Net change in cash and cash
             equivalents                         1,705       (1,744)

Effect of exchange rates on cash                    22          (17)
Cash and cash equivalents at January 1           4,300        4,321
                                                ------       ------
Cash and cash equivalents at July 3            $ 6,027        2,560
                                                ======       ======
Supplemental disclosure of cash flow
  information:
    Cash paid for interest                     $   900          791
    Cash paid for income taxes                 $ 1,702          259



See accompanying notes to interim consolidated financial statements.

<page break>



Notes to Interim Consolidated Financial Statements (Unaudited)

(1) Basis of Presentation

The interim consolidated financial statements include the accounts of Electromagnetic Sciences, Inc., its wholly-owned subsidiaries, EMS Technologies, Inc., LXE Inc., and CAL Corporation (collectively, "the Company"). In the opinion of management, the interim consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company=s Annual Report on Form 10-K for the year ended December 31, 1997.

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

                                 Quarter Ended      Six Months Ended
                                ----------------    ----------------
                                July 3   June 27    July 3   June 27
                                 1998      1997      1998      1997
                                ------   -------    ------   -------
   Net income                   $2,038     1,746      3,781    3,049

Other comprehensive expense-
  foreign currency
  translation adjustment           (67)     (438)      (285)  (1,021)
                                 -----     -----      -----    -----
Comprehensive income            $1,971     1,308      3,496    2,028
                                 =====     =====      =====    =====


<page break>


ITEM 2.  	Management's Discussion And Analysis of Financial
          Condition and Results of Operations

RESULTS OF OPERATIONS

Consolidated net sales for the second quarter and first six months of 1998 were $46.2 million and $88.9 million respectively, compared with $41.0 million and $80.7 million for the same respective periods in 1997. Most of this revenue growth was derived from the Company's wireless products segment, including higher sales of DualPolTM antennas and other infrastructure products for PCS/cellular communications. Sales of these infrastructure products have benefited from the Company's expansion into new markets, particularly Latin America, and from North American customers that continued to expand their networks. The Company also had higher sales, especially in North America, of its network and systems integration products for logistics applications.

Cost of sales, as a percentage of consolidated net sales, was 64% for both the second quarter and first six months of 1998, compared with 65% for the same periods in 1997. This decrease was related to comparatively higher sales of certain products within the wireless products segment (mainly wireless infrastructure products for PCS/cellular communications) and within the space and technology segment (mainly airborne SATCOM antenna systems).

Selling general and administrative expenses were greater in 1998 than in 1997 in absolute dollars, but remained at 22% of net sales in both 1998 and 1997.

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

Interest expense increased in 1998 compared with 1997 due to higher levels of borrowing.

The 39% effective income tax rate for 1998 was comparable with the rate for the preceding fiscal year.

Liquidity and Capital Resources
-------------------------------
Cash provided by operating activities was the main factor in the increase in cash during the first half of 1998, and for the remainder of the year, the Company expects to generate further positive cash flow before financing activities.

At June 30, 1998, the Company had three immediate sources of credit:
$8.1 million remaining under one revolving credit agreement, $1.6 million remaining under another revolving credit agreement, and $2.3 million available under a line of credit in Canada.

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


Risk Factors and Forward-Looking Statements
--------------------------------------------

Forward-looking statements with respect to expected cash flows and tax rates are included in management's discussion and analysis of financial condition and results of operations.
Actual results could differ materially from those suggested in any forward-looking statements as a result of a variety of factors. Such factors include, but are not limited to, the Company's ability to achieve product development and manufacturing objectives within the cost and timing parameters created by customers and end-users, and timeliness of orders and payments from customers, and availability of funding for major new space programs, and the strength and timing of end-user acceptance of new communications services, such as high-data-rate mobile services.

                                PART II
                           OTHER INFORMATION

ITEM 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on May 1, 1998.
At the meeting, each of the following individuals was elected to serve as a member of the Board of Directors during the
forthcoming year, by the vote indicated:
                                                      Abstain or
                                 For		   Withheld   Broker Non-Votes
                             ---------   --------   ----------------
Jerry H. Lassiter 	          7,441,187		   5,474		      57,907
John B. Mowell 		            7,444,531	    2,130		      57,907
Don T. Scartz 		             7,444,531     2,130		      57,907
Thomas E. Sharon 	           7,444,231     2,430      	 57,907
Elvie L. Smith               7,443,989     2,672        57,907
Norman E. Thagard            7,441,937     4,724        57,907


ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - The following exhibit is filed as part of this report:

27.1   Financial Data Schedule

(b) Reports on Form 8-K - The Company has not filed any reports on Form 8-K during the three months ended July 3, 1998.



                            SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTROMAGNETIC SCIENCES, INC.


By:  /s/ Thomas E. Sharon               Date:    8/17/98
    -----------------------------              -----------
    Thomas E. Sharon
    President and Chief Executive
      Officer



By:  /s/ Don T. Scartz                  Date:    8/17/98
    -----------------------------              -----------
    Don T. Scartz
    Treasurer and Chief Financial
    Officer