Form 10-Q
period 1998-10-02
ELECTROMAGNETIC SCIENCES INC
filed 1998-11-16
CIK 32198

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             Form 10-Q

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ----    SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 2, 1998
                                        ------------------


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

                         Yes  X          No
                            -----          -----

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on November 1, 1998:

               Class                        Number of Shares
    Common Stock, $.10 par Value                8,680,000



FORM 10-Q
                            -2-

ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES

                                    INDEX
        											                                         Page No.
Part I.	Financial Information

  Item 1.	Financial Statements

        Consolidated Statements of Operations -
        Three Months and Nine Months Ended
        October 2, 1998 and October 3, 1997 			                3

        Consolidated Balance Sheets - October 2,
        1998 and December 31, 1997				                        4-5

        Consolidated Statements of Cash Flows -
        Nine Months Ended October 2, 1998 and
        October 3, 1997							                                 6

        Notes to Interim Consolidated Financial
        Statements 					                                    			7

  Item 2. 	Management's Discussion and Analysis of
           Financial Condition and Results of Operations      8-9


Part II 	Other Information

  Item 6.	Exhibits and Reports on Form 8-K				                10


FORM 10-Q
                                  -3-
ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES
                                PART I
                          FINANCIAL INFORMATION

ITEM 1. 	Financial Statements

Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)


                               Three months ended     Nine months ended
                             ----------------------  --------------------
                             October 2    October 3  October 2  October 3
                               1998         1997        1998       1997
                             ---------    ---------  ---------  ---------
Net sales                     $47,393      42,306     136,300    122,983
Cost of sales                  29,847      27,986      86,517     80,731
Selling, general and
  administrative expenses       9,692       8,083      29,025     25,546
Research and development
  expenses                      3,682       2,406       9,544      7,145
                               ------      ------      ------     ------

     Operating income           4,172       3,831      11,214      9,561

Non-operating income
  (expense), net                  100         (66)        132         36
Interest expense                 (441)       (506)     (1,341)    (1,297)
                               ------      ------      ------     ------

     Earnings before income
      taxes                     3,831       3,259      10,005      8,300

Income tax expense             (1,480)     (1,307)     (3,873)    (3,299)
                               ------      ------      ------     ------

     Net earnings             $ 2,351       1,952       6,132      5,001
                               ======      ======      ======     ======
Net earnings per share:
    Basic                     $   .27         .23         .71        .59
    Diluted                       .27         .22         .69        .57
                               ======      ======      ======     ======

Weighted average number
 of shares:
    Common                      8,675       8,566       8,654      8,521
    Common and dilutive
     common equivalent          8,843       8,846       8,874      8,805

See accompanying notes to interim consolidated financial statements.



FORM 10-Q
                             -4-

ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES

Consolidated Balance sheets (Unaudited)
(In thousands)


                                          October 2        December 31
                                             1998             1997
                                         ------------      -----------
ASSETS

Current assets:
  Cash and cash equivalents                $  4,718            4,300
  Trade accounts receivable, net             62,774           58,431
  Inventories:
    Work in process                           4,411            5,994
    Parts and materials                      21,659           16,330
                                            -------          -------
        Total inventories                    26,070           22,324
                                            -------          -------
  Deferred income taxes                       2,697            2,697
                                            -------          -------
        Total current assets                 96,259           87,752
                                            -------          -------
Property, plant and equipment:
  Land                                        1,150            1,150
  Building and leasehold improvements        15,443           15,332
  Machinery and equipment                    60,803           55,150
  Furniture and fixtures                      4,661            5,134
                                            -------          -------
        Total property, plant
          and equipment                      82,057           76,766

  Less accumulated depreciation and
    amortization                             48,490           44,179
                                            -------          -------
        Net property, plant and
         equipment                           33,567           32,587

Other assets                                  6,638            6,602
Goodwill, net of accumulated amortization    15,801           16,713
                                            -------          -------

                                           $152,265          143,654
                                            =======          =======


See accompanying notes to interim consolidated financial statements.


FORM 10-Q
                             -5-

ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES

Consolidated Balance sheets (Unaudited)
(In thousands except share data)


                                          October 2        December 31
                                             1998             1997
                                         ------------      -----------
LIABILITIES AND STOCKHOLDERS= EQUITY

Current liabilities:
  Current installments of long-term debt   $  6,294            4,521
  Accounts payable                           13,310           14,436
  Income taxes payable 				                   3,666            2,474
  Accrued compensation costs                  4,195            4,150
  Accrued retirement costs                    1,161              700
  Deferred revenue                            3,407            1,558
  Other liabilities                           1,280            1,357
                                            -------          -------
       Total current liabilities             33,313           29,196

Long-term debt, excluding current
  installments                               15,725           17,160
Deferred income taxes                         2,078            2,078
                                            -------          -------
       Total liabilities                     51,116           48,434
                                            -------          -------

Stockholders' equity:
  Preferred stock of $1.00 par value
   per share.  Authorized 10,000,000
   shares; none issued                          -                -
  Common stock of $.10 par value per
   share.  Authorized 75,000,000 shares;
   issued and outstanding 8,695,000 in
   1998 and 8,626,000 in 1997                   870              863
  Additional paid-in capital                 34,512           34,487
  Accumulated other comprehensive income
   (note 3)                                  (1,628)          (1,393)
  Retained earnings                          67,395           61,263
                                            -------          -------
        Total stockholders' equity          101,149           95,220
                                            -------          -------

                                           $152,265          143,654
                                            =======          =======


See accompanying notes to interim consolidated financial statements.


FORM 10-Q
                             -6-
ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
                                                  Nine Months Ended
                                    									  ------------------------
                                               October 2   September 30
                                                  1998         1997
                                               ---------   ------------
Cash flow from operating activities:
 Net earnings                                  $ 6,132        5,001
 Adjustments to reconcile net earnings
  to net cash from operating activities:
   Depreciation and amortization                 4,400        4,212
   Goodwill amortization                           912          712
   Changes in operating assets and liabilities:
    Trade accounts receivable                   (3,907)     (11,198)
    Inventories                                 (3,746)      (2,373)
    Accounts payable                            (1,126)      (1,290)
    Income taxes                                 1,192        2,578
    Accrued costs, deferred revenue
     and other current liabilities               2,278        2,445
    Other                                         (894)        (373)
                                                ------       ------
          Net cash provided by (used in)
           operating activities                  5,241         (286)
                                                ------       ------
Cash flows from investing activities:
 Purchase of property, plant and equipment      (5,380)      (6,079)
 Purchase of subsidiary common stock from
   minority shareholders                           -           (773)
                                                ------       ------
          Net cash used in investing
           activities                           (5,380)      (6,852)
                                                ------       ------
Cash flows from financing activities:
  Borrowing of long-term debt                      338        4,779
  Proceeds from exercise of stock options           32          661
                                                ------       ------
          Net cash provided by
           financing activities                    370        5,440
                                                ------       ------
          Net change in cash and cash
           equivalents                             231       (1,698)
Effect of exchange rates on cash                   187         (302)
Cash and cash equivalents at January 1           4,300        4,321
                                                ------       ------
Cash and cash equivalents at October 2         $ 4,718        2,321
                                                ======       ======
Supplemental disclosure of cash flow
  information:
    Cash paid for interest                     $ 1,341        1,297
    Cash paid for income taxes                 $ 2,862        1,192

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

     In the Company's capital structure, stock options comprise the only securities that are potentially dilutive in the future to basic earnings per share, summarized as follows (shares in thousands):

                                      						    October 2		October 3
                                                  1998	  	   1997
						                                          ---------		---------
Dilutive stock options,
 included in earnings
 per share calculations:
	   Shares					                                    598	  	    707
	   Average price per share		                   $ 9.78		   $ 9.44

Antidilutive stock options,
 excluded from earnings
 per share calculations:
   	Shares					                                    312	  	     15
	   Average price per share 		                  $21.41	  	 $24.34






FORM 10-Q
                                -9-

ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES



     Following is a reconciliation of the denominator for basic and diluted earnings per share calculations (shares in thousands):

                               Three months ended     Nine months ended
                             ----------------------  --------------------
                             October 2    October 3  October 2  October 3
                               1998         1997        1998       1997
                             ---------    ---------  ---------  ---------

Basic earnings per
 share denominator	 		         8,675	      8,566		     8,654     8,521

Common equivalent shares
 from dilutive stock options	    168	        280         220       284
						                         -----	      -----	     	-----	    -----
Diluted earnings per
 share denominator		         	 8,843	      8,846      	8,874     8,805
						                         =====	      =====	     	=====	    =====


(3)	Comprehensive Income

Beginning in fiscal 1998, the Company has adopted SFAS 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components. Under
SFAS 130, all items that are recognized under accounting standards as components of comprehensive income must be reported in the financial statements. The only element of comprehensive income, other than net income, that is applicable to the Company is the change in the foreign currency translation adjustment. Following is a summary of comprehensive income (in thousands):

                               Three months ended     Nine months ended
                             ----------------------  --------------------
                             October 2    October 3  October 2  October 3
                               1998         1997        1998       1997
                             ---------    ---------  ---------  ---------

Net income          	        	$2,351       1,952       6,132      5,001

Other comprehensive
  expense - foreign
  currency adjustment 		          50        (208)       (235)    (1,229)
                             	 -----       -----       -----      -----

Comprehensive income        		$2,401       1,744       5,897      3,772
                             	======       =====       =====      =====





FORM 10-Q
                                -10-

ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES

ITEM 2.  	Management's Discussion And Analysis Of Financial Condition And
          Results Of Operations

Results of Operations
---------------------
Consolidated net sales for the third quarter and first nine months of 1998 were $47 million and $136 million respectively, compared with $42 million and $123 million for the same respective periods in 1997. Most of the 1998 revenue growth related to antennas and other infrastructure products for PCS/cellular communications; revenues for these products benefited from development of the North American market and expansion, particularly in the first six months of the year, of the Latin American market. Consolidated revenues also increased due to sales of network and system integration products for logistics and healthcare applications in North America.

Cost of sales, as a percentage of consolidated net sales, decreased to 63% for the third quarter and first nine months of 1998, compared with 66% for the same periods in 1997. This lower percentage was due to a increased proportion of sales being derived from antennas and other infrastructure products for PCS/cellular communications, as well as airborne SATCOM antenna systems from within the space and technology segment.

Selling, general and administrative expenses, as a percentage of consolidated net sales, were 20% for the third quarter of 1998, compared with 19% for the third quarter of 1997. This slight increase related to additional marketing efforts in the healthcare and transportation markets for network and systems integration products. For the first nine months of 1998, consolidated selling, general and administrative expenses were greater in absolute dollars than in 1997, but as a percentage of net sales were unchanged at 21%.

Research and development expenses increased in 1998 from 1997 as a result of internally funded efforts to develop new capabilities in the space and technology segment and to enhance the Company's wireless products lines.
 In the Company's space and technology segment, significant research and development effort also occurs under many specific customer orders and, accordingly, is reflected in cost of sales.

Liquidity and Capital Resources
-------------------------------
The increase in cash during the first nine months of 1998 was mainly a result of cash provided by operating activities. For the remainder of the year, the Company expects to generate further positive cash flow before financing activities.






   FORM 10-Q
                           -9-

ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES



At October 2, 1998, the Company had three immediate sources of credit:
$6.5 million remaining under one revolving credit agreement, $4.3 million under another revolving credit agreement, and $2.1 million under a line of credit in Canada.

Management believes that the Company's present liquidity, together with cash from operations and sources of external financing, will support its current business activities and near term capital investment plans. However, management expects that additional sources of liquidity will be needed over the next few years if sales and production levels continue to grow at rates similar to those of the past two years.


Year 2000
---------
The Company has developed a plan to modify existing information systems or implement new systems, as necessary, to become "Year 2000" compliant in a timely manner; the Company believes that the implementation of this plan is proceeding on schedule. The Company also believes that neither (1) the cost of addressing Year 2000 issues, nor (2) the consequences of untimely resolution of remaining Year 2000 issues, would cause reported data not to be necessarily indicative of future operating results. Furthermore, cost of becoming Year 2000 compliant is not expected to have a material effect on the Company's results of operations.


Risk Factors and Forward-Looking Statements
-------------------------------------------
Forward-looking statements with respect to expected cash flows are included in management's discussion and analysis of financial condition and results of operations. Actual results could differ materially from those suggested in any forward-looking statements as a result of a variety of factors. Such factors include, but are not limited to, the Company's ability to achieve product development and manufacturing objectives within the cost and timing parameters created by customers and end-users, and timeliness of orders and payments from customers, and availability of funding for major new space programs, and the strength and timing of end-user acceptance of new communications services, such as high-data-rate mobile services.







FORM 10-Q
                                -10-

ELECTROMAGNETIC SCIENCES, INC.
AND SUBSIDIARIES

                                PART II
                      OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - The following exhibits are filed as part of this report:

 3.1   Amendments to Bylaws of Electromagnetic Sciences, Inc.
       adopted July 31, 1998.

 3.2   Bylaws of Electromagnetic Sciences, Inc., as amended through
       July 31, 1998.

10.1 Form of note evidencing indebtedness to the Company of its Chief Executive Officer and certain other executive officers.

27.1   Financial Data Schedule

(b) Reports on Form 8-K - The Company has not filed any reports on Form 8-K during the three months ended October 2, 1998.


FORM 10-Q
                                -11-

                              SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTROMAGNETIC SCIENCES, INC.


By:          /s/                        Date:   11/16/98
    -----------------------------              -----------
    Thomas E. Sharon
    President and Chief Executive
      Officer



By:         /s/                         Date:   11/16/98
    -----------------------------              -----------
    Don T. Scartz
    Treasurer and Chief Financial
      Officer
































                                                        Exhibit 3.1

                    Electromagnetic Sciences, Inc.


                     Amendments to Bylaws dated
                            July 31, 1998

2.12 Matters Considered at Annual Meetings. At any annual meeting of the shareholders, only matters shall be considered as shall have been (a) brought before such meeting (i) by or at the direction of the Board of Directors or (ii) by any shareholder of the Corporation who is entitled to vote with respect thereto and who complies with the notice procedures set forth in this Section 2.12, and (b) seconded by any other shareholder of the Corporation who is entitled to vote with respect thereto. For business to be properly brought before an annual meeting by a shareholder, the shareholder must have given timely notice thereof in writing to the Secretary of the Corporation. To be timely, a shareholder's notice must be delivered or mailed to and received at the principal executive offices of the Corporation not less than AMENDMENT
BEGINS: 60 days prior to the anniversary of the date on which the annual meeting of shareholders was held in the prior year, except that if the actual date of the annual meeting at issue is more than 30 days earlier or later than such anniversary, such shareholder's notice must be so delivered or received not less than 60 days before such actual date.
AMENDMENT ENDS     A shareholder's notice to the Secretary shall set
forth as to each matter such shareholder proposes to bring before the meeting (i) a brief description of the business desired to be brought before the meeting and the reasons for conducting such business at the meeting, (ii) the name and address, as they appear on the Corporation's books, of the shareholder proposing such business, (iii) the series or class and number of shares of the Corporation's capital stock that are beneficially owned by such shareholder, and (iv) any material interest of such shareholder in such business. Notwithstanding anything in the Bylaws to the contrary, no business shall be brought before or conducted at an annual meeting except in accordance with the provisions of this
Section 2.12. The person presiding over an annual meeting shall, if the facts so warrant, determine and declare to such meeting that business proposed to be considered at an annual meeting in a manner inconsistent with this Section 2.12 is out of order and that such business shall not be transacted at such meeting.

         * * * * * * * * * * * * * * * * * * * * *


3.7 Certain Nomination Requirements. No person may be nominated for election as a director at any annual or special meeting of the shareholders of the Corporation unless (a) the nomination has been or is being made pursuant to a recommendation or approval of the Board of Directors of the Corporation or a properly constituted committee of the Board of Directors previously delegated authority to recommend or approve nominees for director; (b) the person is nominated by a shareholder of the Corporation who is entitled to vote for the election of such nominee at the subject meeting, and such nominating shareholder has furnished written notice to the Secretary of the Corporation, at the Corporation's principal business address, AMENDMENT BEGINS not less than 60 days prior to the anniversary of the date on which the annual meeting of shareholders was held in the prior year, except that if the actual date of the annual meeting at issue is more than 30 days earlier or later than such anniversary, such shareholder's notice must be so furnished not less than 60 days before such actual date, which notice must AMENDMENT ENDS
(i) sets forth with respect to the person to be nominated his or her name, age, business and residence addresses, principal business or occupation during the past five years, any affiliation with or material interest in the Corporation or any transaction involving the Corporation, and any affiliation with or material interest in any person or entity having an interest materially adverse to the Corporation, and (ii) the shareholder that the nominee has consented to being nominated and that the shareholder believes the nominee will stand for election and will serve if elected; or (c) (i) the person is nominated to replace a person previously identified as a proposed nominee (in accordance with the provisions of subpart (b) of this Section 3.7) who has since become unable or unwilling to be nominated or to serve if elected, (ii) the shareholder who furnished such previous identification makes the replacement nomination and delivers to the Secretary of the Corporation (at the time of or prior to making the replacement nomination) an affidavit or other sworn statement affirming that the shareholder had no reason to believe the original nominee would be so unable or unwilling, and (iii) such shareholder also furnishes in writing to the Secretary of the Corporation (at the time of or prior to making the replacement nomination) the same type of information about the replacement nominee as required by subpart (b) of this Section 3.7 to have been furnished about the original nominee. The presiding officer of any meeting of shareholders of the Corporation at which one or more directors are to be elected, for good cause shown and with proper regard for the orderly conduct of business at the meeting, may waive in whole or in part the operation of this Section 3.7.







                                                       Exhibit 3.2




                            BYLAWS

                              OF

                 ELECTROMAGNETIC SCIENCES, INC.


                       As Amended Through


                          July 31, 1998


                        TABLE OF CONTENTS						        		  PAGE


ARTICLE ONE - OFFICES

	Section 1.1	   Registered Office and Agent                 1
	Section 1.2    Principal Office                            1
	Section 1.3    Other Offices	                              1


ARTICLE TWO  - SHAREHOLDERS' MEETINGS	                      1

	Section 2.1    Place of Meetings	                          1
	Section 2.2    Annual Meetings                             1
 Section 2.3    Special Meetings                            2
	Section 2.4    Notice of Meetings                          2
	Section 2.5    Waiver of Notice                            2
	Section 2.6    Quorum; Manager of Acting                   2
 Section 2.7    Voting of Shares                            3
	Section 2.8    Proxies                                     3
 Section 2.9    Presiding Officer                           3
	Section 2.10   Adjournments                                3
	Section 2.11   Conduct of the Meeting                      3
	Section 2.12   Matters Considered at Annual Meetings       4

ARTICLE THREE - THE BOARD OF DIRECTORS                      4
	Section 3.1    General Powers                              4
	Section 3.2   	Number, Election and Terms of Office        4
	Section 3.3	   Removal                                     4
	Section 3.4	   Vacancies                                   5
	Section 3.5	   Compensation                                5
	Section 3.6	   Committees of the Board of Directors        5
	Section 3.7	   Certain Nomination Requirements             5
	Section 3.8	   Qualification of Directors                  6
	Section 3.9	   Related-Party Transactions                  6


ARTICLE FOUR - MEETINGS OF THE BOARD OF DIRECTORS	          6

	Section 4.1	   Regular Meetings                            6
	Section 4.2	   Special Meetings                            6
	Section 4.3	   Place of Meetings                           6
	Section 4.4	   Notice of Meetings                          6
	Section 4.5	   Quorum                                      6
	Section 4.6	   Vote Required for Action                    7
	Section 4.7	   Participation by Conference Telephone       7
	Section 4.8	   Action by Directors Without a Meeting       7
	Section 4.9	   Adjournments                                7
	Section 4.10	  Waiver of Notice                            7


ARTICLE FIVE - OFFICERS                                     7

	Section 5.1	   Offices                                     7
	Section 5.2	   Term                                        7
	Section 5.3	   Compensation                                8
	Section 5.4	   Removal                                     8
	Section 5.5	   Chairman of the Board                       8
	Section 5.6	   Chief Executive Officer                     8
	Section 5.7	   President                                   8
	Section 5.8	   Vice Presidents                             8
	Section 5.9	   Secretary                                   8
	Section 5.10	  Treasurer                                   8
	Section 5.11	  Assistant Secretaries and Assistant
	                 Treasurers                                9
	Section 5.12	  Bonds                                       9


ARTICLE SIX - DIVIDENDS                                     9


ARTICLE SEVEN - SHARES                                      9

	Section 7.1   	Authorization and Issuance of Shares        9
	Section 7.2	   Share Certificates                          9
	Section 7.3	   Rights of Corporation with Respect to
				              Registered Owner                         10
	Section 7.4	   Transfers of Shares                        10
	Section 7.5	   Duty of Corporation to Register
				              Transfer                                 10
	Section 7.6	   Lost, Stolen or Destroyed Certificates     10
	Section 7.7	   Fixing of Record Date                      10
	Section 7.8	   Record Date if None Fixed                  11



ARTICLE EIGHT -  INDEMNIFICATION                           11

	Section 8.1   	Indemnification of Directors and
				             Officers                                  11
	Section 8.2	   Indemnification of Directors and
				             Officers for Derivative Actions           11
	Section 8.3	   Indemnification of Employees and Agents    11
	Section 8.4	   Subsidiaries and Other Organizations       12
	Section 8.5	   Determination                              12
	Section 8.6	   Advances                                   12
	Section 8.7	   Non-Exclusivity                            13
	Section 8.8	   Insurance                                  13
	Section 8.9	   Notice                                     13
	Section 8.10	  Security                                   13
	Section 8.11	  Amendment                                  13
	Section 8.12	  Agreements                                 14
	Section 8.13	  Continuing Benefits                        14
 Section 8.14	  Sucessors                                  14
	Section 8.15	  Severability	                              14
	Section 8.16	  Additional Indemnification                 14


ARTICLE NINE - MISCELLANEOUS                               14

	Section 9.1	Inspection of Books and Records               14
	Section 9.2	Fiscal Year                                   14
	Section 9.3	Seal                                          15
	Section 9.4	Election of "Fair Price" Statute              15
	Section 9.5	Election of "Business Combination"
				          Statute                                      15
	Section 9.6	Notice                                        15


ARTICLE TEN - AMENDMENTS                                    15




                              BYLAWS

                                OF

                  ELECTROMAGNETIC SCIENCES, INC.


	All of these Bylaws are subject to contrary provisions, if any, of the Corporation's Articles of Incorporation, of the Georgia Business Corporation Code (the "Code") and of other applicable law.

	References herein to "Articles of Incorporation" are to the articles of incorporation of Electromagnetic Sciences, Inc., a Georgia corporation (the "Corporation"), as the same may be amended and restated from time to time.

                           ARTICLE ONE

                             Offices

1.1 Registered Office and Agent. The Corporation shall maintain a registered office and shall have a registered agent whose business office is identical with such registered office.

1.2 Principal Office. The principal office of the Corporation shall be at 660 Engineering Drive, Norcross, Georgia, or at such other place, within or without the State of Georgia, as the Board of Directors may from time to time determine or as the business of the Corporation may require or make desirable.

1.3 Other Offices. In addition to its registered office and principal office, the Corporation may have offices at such other place or places, within or without the State of Georgia, as the Board of Directors may from time to time appoint or as the business of the Corporation may require or make desirable.


                          ARTICLE TWO

                     Shareholders' Meetings



2.1 Place of Meetings. Meetings of the shareholders may be held at any place within or without the State of Georgia designated by the Board of Directors and, if required, as set forth in the notice thereof, or if no place is so specified, at the principal office of the Corporation.

2.2 Annual Meetings. Annual meetings of shareholders of such classes or series of shares as are entitled to notice thereof and to vote thereat shall be held on such dates as may be determined by the Board of Directors, for the purpose of electing directors and transacting any and all other business that may properly come before the meeting. The annual meeting may be combined with any other meeting of shareholders, whether annual or special.


2.3 Special Meetings. Special meetings of the shareholders of any class or series or of all classes or series of the Corporation's shares may be called at any time by the Chairman of the Board or the Board of Directors; and shall be called by the Corporation upon the written request as required by law (stating the purpose or purposes of such meeting) of the holders of two-thirds or more of all the shares of capital stock of the Corporation entitled to vote on any issue or issues proposed to be considered at such special meeting. The date, time and place for the holding of any special meeting of shareholders shall be determined by the Board of Directors. The business that may be transacted at any special meeting of shareholders shall consist only of and be limited to the purpose or purposes stated in the notice of such special meeting delivered to shareholders in accordance with Section 2.4 of these Bylaws.

2.4 Notice of Meetings. The Corporation shall give written notice, delivered in person or by mail, of the date, time and place of each annual and special shareholders' meeting, no fewer than ten days nor more than 60 days before the meeting date, to each shareholder of record entitled to vote at such meeting. In the case of an annual meeting, the notice of the meeting need not state the purpose or purposes of the meeting unless the purpose or purposes constitute a matter which these Bylaws or the Code require to be so stated. In the case of a special meeting, the notice of meeting shall state the purpose or purposes for which the meeting is called. If an annual or special shareholders' meeting is adjourned to a different date, time or place, the Corporation may but shall not be required to give notice of the new date, time or place of such meeting if the new date, time and place is announced at the meeting before adjournment thereof; provided, however, that if a new record date is or must be fixed in accordance with Section 7.7 of these Bylaws, notice of the adjourned meeting shall be given by the Corporation to shareholders as of the new record date.

2.5 Waiver of Notice. A shareholder may waive any notice required by the Code, the Corporation's Articles of Incorporation or these Bylaws, before or after the date and time of the matter to which the notice relates, by delivery to the Corporation of a waiver of such notice signed by the shareholder entitled to such notice. In addition, a shareholder's attendance at a meeting shall be (i) a waiver of objection to lack of notice or defective notice of such meeting unless such shareholder at the beginning of the meeting objects to holding the meeting or transacting business at the meeting, and (ii) a waiver of objection to consideration of a particular matter at such meeting that is not within the purpose or purposes stated in the meeting notice, unless the shareholder objects to considering the matter when it is presented. Except as otherwise required by the Code, none of the business transacted, the purpose of the meeting or any other matter need be specified in any waiver.

2.6  Quorum; Manner of Acting.   (a) All classes or series of the
Corporation's shares entitled to vote generally on a matter, shall for that purpose be considered a single voting group (a "Voting Group"). At any meeting of shareholders, action on a matter by a Voting Group may be taken only if a quorum of such Voting Group exists at such meeting. Unless the Articles of Incorporation, these Bylaws, or the Code otherwise provide, a majority of the votes entitled to be cast on a matter by a Voting Group constitutes a quorum of that Voting Group with regard to that matter once a share is represented at any meeting other than solely to object to holding the meeting or transacting business at the meeting, such share shall be deemed present for quorum purposes for the remainder of the meeting and for any adjournments of that meeting, unless a new record date is or must be set pursuant to Section 7.7 of these Bylaws for such adjourned meeting. (b) If a quorum exists, action on a matter (other than the election of directors) by a Voting Group is approved if the votes cast within the Voting Group favoring the action exceed the votes cast opposing the action, unless the Articles of Incorporation, a Bylaw adopted by the shareholders under the Code, or the Code requires a greater number of affirmative votes.  If voting by two or more
Voting Groups is required on a matter, action on that matter is approved only when approved by each of such Voting Groups, voting separately, as provided in the preceding sentence.

2.7 Voting of Shares. Subject to the provisions of any Preferred Stock at the time outstanding, each outstanding share of any class or series having voting rights shall be entitled to one vote on each matter that such class or series is entitled to vote on and that is submitted to a vote at a meeting of shareholders.

2.8 Proxies. A shareholder entitled to vote pursuant on a matter may vote in person or by a proxy appointed in writing by the shareholder or by his attorney-in-fact. An appointment of a proxy shall be valid for eleven months from the date of its receipt by the Secretary or other officer or agent of the Corporation authorized to tabulate votes, unless a longer period is expressly stated therein. If the validity of any appointment of a proxy is questioned, it must be submitted to the secretary of the shareholders' meeting for examination or to a proxy officer or committee appointed by the person presiding at the meeting. The secretary of the meeting or, if appointed, the proxy officer or committee shall determine, consistent with requirements of the Code, the validity or invalidity of any appointment of a proxy submitted. Reference by the secretary in the minutes of the meeting to the regularity of a proxy, or to the presence of shareholders or representation of shares by proxy, shall be received as prima facie evidence of the facts stated for the purpose of establishing the presence of a quorum at such meeting and for all other purposes.

2.9  Presiding Officer.  Except as otherwise provided in this
Section 2.9, the Chairman of the Board, and in his absence or disability the Chief Executive Officer (if a different person, and if not, the President), shall serve as the chairman of every shareholders' meeting, if either of them is present and willing to so serve. If neither the Chairman of the Board nor the Chief Executive Officer is present at and willing to serve as chairman of the meeting, and if the Chairman of the Board has not designated another person who is present and willing to so serve, then a majority of the Corporation's directors present at the meeting shall be entitled to designate a person to serve as chairman. If no directors of the Corporation are present at such meeting or no majority of the directors can be established, a chairman of the meeting shall be selected by a majority vote of the shares present at the meeting and entitled to vote in an election of directors. The chairman of the meeting shall appoint such persons as he deems appropriate to assist with the meeting.

2.10 Adjournments. Any meeting of the shareholders may be adjourned by an affirmative vote of the holders of a majority of the shares represented, entitled to vote and voting on the matter to reconvene at a specific time and place, regardless of whether a quorum is then present. It shall not be necessary to give any notice of the reconvened meeting if the date, time and place of the reconvened meeting are announced at the meeting that was adjourned, unless required by the Code or Section 7.7 of these Bylaws. At any such reconvened meeting, only such business may be transacted that could have been transacted at the meeting that was adjourned.

2.11 Conduct of the Meeting. At any meeting of the shareholders of the Corporation, the chairman of such meeting, as determined in accordance with Section 2.9, shall be entitled to establish conclusively the rules of order that shall govern the conduct of business at the meeting, which rules may include, without limitation, in the discretion of such presiding officer a requirement that nominations of persons for election as directors of the Corporation be made, seconded and voted upon one nominee at a time.


2.12 Matters Considered at Annual Meetings. At any annual meeting of shareholders, only matters shall be considered as shall have been (a) brought before such meeting (i) by or at the direction of the Board of Directors or (ii) by any shareholder of the Corporation who is entitled to vote with respect thereto and who complies with the notice procedures set forth in this Section 2.12, and (b) seconded by any other shareholder of the Corporation who is entitled to vote with respect thereto. For business to be properly brought before an annual meeting by a shareholder, the shareholder must have given timely notice thereof in writing to the Secretary of the Corporation. To be timely, a shareholder's notice must be delivered or mailed to and received at the principal executive offices of the Corporation not less than 60 days prior to the anniversary of the date on which the annual meeting of shareholders was held in the prior year, except that if the actual date of the annual meeting at issue is more than 30 days earlier or later than such anniversary, such shareholder's notice must be so delivered or received not less than 60 days before such actual date. A shareholder's notice to the Secretary shall set forth as to each matter such shareholder proposes to bring before the meeting (i) a brief description of the business desired to be brought before the meeting and the reasons for conducting such business at the meeting, (ii) the name and address, as they appear on the Corporation's books, of the shareholder proposing such business,
(iii) the series or class and number of shares of the Corporation's capital stock that are beneficially owned by such shareholder, and (iv) any material interest of such shareholder in such business. Notwithstanding anything in the Bylaws to the contrary, no business shall be brought before or conducted at an annual meeting except in accordance with the provisions of this
Section 2.12. The person presiding over an annual meeting shall, if the facts so warrant, determine and declare to such meeting that business proposed to be considered at an annual meeting in a manner inconsistent with this Section 2.12 is out of order and that such business shall not be transacted at such meeting.






                          ARTICLE THREE

                      The Board of Directors

3.1 General Powers. The business and affairs of the Corporation shall be managed under the direction of the Board of Directors. In addition to the power and authority expressly conferred upon it by these Bylaws, the Board of Directors may exercise all such powers of the Corporation and do all such lawful acts and things as are not by law, by any legal agreement among shareholders, by the Articles of Incorporation or by these Bylaws directed or required to be exercised or done by the shareholders.

3.2 Number, Election and Terms of Office. Subject to the provisions of any Preferred Stock at the time outstanding, the number of directors of the Corporation shall be fixed by resolution adopted from time to time by the Board of Directors or the shareholders, but no decrease in the number of directors shall have the effect of shortening the term of an incumbent director. Except as provided in Section 3.4, and subject to the provisions of any Preferred Stock at the time outstanding, election of directors at any annual or special meeting shall be by a plurality of votes cast by the shares of common stock entitled to vote and represented in person or by proxy at such meeting, if a quorum exists therefor. Each director, except in case of death, resignation, retirement, disqualification, or removal, shall serve until the next succeeding annual meeting and thereafter until his successor, if there is to be any, shall have been elected and qualified.

3.3 Removal. The entire Board of Directors or any individual director may be removed from office for cause, but only by the affirmative vote of the holders of a majority of all of the shares entitled to be cast by the Voting Group entitled to elect any such director. Removal action may be taken only at a shareholders' meeting called expressly for that purpose and with respect to which notice of such purpose has been given, and a removed director's successor may be elected at the same meeting to serve the unexpired term.

3.4 Vacancies. Subject to the terms of any Preferred Stock at the time outstanding, a vacancy occurring in the Board of Directors may be filled for the unexpired term, unless and until the shareholders shall have elected a successor, by the affirmative vote of a majority of the directors remaining in office, though less than a quorum of the Board of Directors; provided, however, that if the vacant office was held by a director elected by a Voting Group of shareholders, only the holders of shares of that Voting Group shall be entitled to vote to fill the vacancy, unless the Articles of Incorporation otherwise provide. A vacancy or vacancies in the Board of Directors shall be deemed to exist in case of the death, resignation, retirement or removal of any director, or if the shareholders fail to elect the fully authorized number of directors to be voted for at an annual or special meeting of shareholders at which any director or directors are elected, or if there are newly created directorships resulting from any increase in the authorized number of directors.

3.5 Compensation. Directors may receive such compensation for their services as directors as may from time to time be fixed by vote of the Board of Directors. A director may also serve the Corporation in a capacity other than that of director and receive compensation for services rendered in such other capacity.

3.6 Committees of the Board of Directors. The Board of Directors by resolution adopted by a majority of the full Board of Directors may designate from among its members an executive committee and one or more other standing or ad hoc committees, each consisting of one or more directors who serve at the pleasure of the Board of Directors. Except as prohibited by law, each committee shall have the authority set forth in the resolution establishing such committee or in any other resolution adopted by a majority of the full Board of Directors specifying, enlarging or limiting the authority of the committee.

3.7 Certain Nomination Requirements. No person may be nominated for election as a director at any annual or special meeting of the shareholders of the Corporation unless (a) the nomination has been or is being made pursuant to a recommendation or approval of the Board of Directors of the Corporation or a properly constituted committee of the Board of Directors previously delegated authority to recommend or approve nominees for director; (b) the person is nominated by a shareholder of the Corporation who is entitled to vote for the election of such nominee at the subject meeting, and such nominating shareholder has furnished written notice to the Secretary of the Corporation, at the Corporation's principal business address, not less than 60 days prior to the anniversary of the date on which the annual meeting of shareholders was held in the prior year, except that if the actual date of the annual meeting at issue is more than 30 days earlier or later than such anniversary, such shareholder's notice must be so furnished not less than 60 days before such actual date, which notice must (i) set forth with respect to the person to be nominated his or her name, age, business and residence addresses, principal business or occupation during the past five years, any affiliation with or material interest in the Corporation or any transaction involving the Corporation, and any affiliation with or material interest in any person or entity having an interest materially adverse to the Corporation, and
(ii) be accompanied by the sworn or certified statement of the shareholder that the nominee has consented to being nominated and that the shareholder believes the nominee will stand for election and will serve if elected; or (c) (i) the person is nominated to replace a person previously identified as a proposed nominee (in accordance with the provisions of subpart (b) of this Section 3.7) who has since become unable or unwilling to be nominated or to serve if elected, (ii) the shareholder who furnished such previous identification makes the replacement nomination and delivers to the Secretary of the Corporation (at the time of or prior to making the replacement nomination) an affidavit or other sworn statement affirming that the shareholder had no reason to believe the original nominee would be so unable or unwilling, and
(iii) such shareholder also furnishes in writing to the Secretary of the Corporation (at the time of or prior to making the replacement nomination) the same type of information about the replacement nominee as required by subpart (b) of this Section
3.7 to have been furnished about the original nominee. The presiding officer of any meeting of shareholders of the Corporation at which one or more directors are to be elected, for good cause shown and with proper regard for the orderly conduct of business at the meeting, may waive in whole or in part the operation of this Section 3.7.

3.8 Qualification of Directors. No person elected to serve as a director of the Corporation shall assume such office and commence such service unless and until such persons shall be duly qualified therefor. Such a director-elect shall not be deemed to be duly qualified to assume the office of and serve as a director if such assumption or service by the person would violate, or would cause the Corporation to be in violation of, any applicable federal or state law or regulation.

3.9 Related-Party Transactions. All contracts or transactions between the Corporation and one or more of its directors or officers, or between the Corporation and any other corporation, firm or association in which one or more of its directors or officers are directors or officers, or have a material financial interest, shall be reviewed by a committee of the Board of Directors designated by the whole board as having such responsibility.


                          ARTICLE FOUR

			Meetings of the Board of Directors

4.1 Regular Meetings. Unless the Chairman of the Board shall cause notice to be given of a different date and time, a regular meeting of the Board of Directors shall be held at 10:00 a.m. on the date of each annual meeting of shareholders or any meeting held in lieu or substitute thereof. In addition, the Board of Directors may schedule other meetings to occur at regular intervals throughout the year.

4.2   Special Meetings.  Special meetings of the Board of
Directors may be called by or at the request of the Chairman of the Board or any two directors in office at that time.

4.3 Place of Meetings. Directors may hold their meetings at any place within or without the State of Georgia as the Chairman of the Board may from time to time establish. Unless the Chairman of the Board shall cause notice to be given of a different place, each regular meeting held on the date of an annual meeting of shareholders (or of a meeting in lieu or substitute thereof) shall be held at the location of such annual meeting.

4.4 Notice of Meetings. No notice shall be required for any regular scheduled meetings of the Board of Directors. Unless waived as contemplated in Section 4.10, the Corporation shall give not less than two days' notice to each director of the date, time and place of each special meeting. Notice of a subsequent meeting shall be deemed to have been given to any director in attendance at any duly convened meeting at which the date, time and place of each subsequent meeting is announced.

4.5 Quorum. At meetings of the Board of Directors, a majority of the directors then in office shall be necessary to constitute a quorum for the transaction of business. In no case shall less than one-third of the minimum number of directors authorized at that time, nor less than two directors, constitute a quorum.

4.6 Vote Required for Action. The act of a majority of the directors present at a meeting at which a quorum is present shall be the act of the Board of Directors.

4.7 Participation by Conference Telephone. Members of the Board of Directors, or members of any committee designated by the Board of Directors, may participate in a meeting of the Board or such committee by means of conference telephone or similar communications equipment through which all persons participating in the meeting can simultaneously hear each other. Participation in a meeting pursuant to this Section 4.7 shall constitute presence in person at such meeting.

4.8 Action by Directors Without a Meeting. Any action required or permitted to be taken at any meeting of the Board of Directors or any action that may be taken at a meeting of a committee of directors may be taken without a meeting if one or more written consents describing the action taken shall be signed by all the directors, or all the members of the committee, as the case may be, and delivered to the Corporation for inclusion in the minutes or filing with the corporate records. Such consent shall have the same force and effect as a unanimous vote of the Board of Directors or the committee.

4.9 Adjournments. A meeting of the Board of Directors, whether or not a quorum is present, may be adjourned by a majority of the directors present. It shall not be necessary to give notice of the reconvened meeting or of the business to be transacted, other than by announcement at the meeting that was adjourned. At any such reconvened meeting at which a quorum is present, any business may be transacted that could have been transacted at the meeting that was adjourned.

4.10 Waiver of Notice. A director may waive any notice required by the Code, the Corporation's Articles of Incorporation or these Bylaws before or after the date and time of the matter to which the notice relates, by a written waiver signed by such director and delivered to the Corporation for inclusion in the minutes or filing with the corporate records. Attendance by a director at a meeting shall constitute waiver of notice of such meeting, except where a director at the beginning of the meeting (or promptly upon his or her arrival ) objects to holding the meeting or to the transacting of business at the meeting and does not thereafter vote for or assent to action taken at the meeting.


                 					  ARTICLE FIVE

                  					   Officers


5.1 Offices. The officers of the Corporation shall be as determined by the Board of Directors, and may include a Chief Executive Officer, a President, a Secretary and a Treasurer, each of whom shall be elected or appointed by the Board of Directors.
 The Board of Directors may also elect or appoint a Chairman of the Board from among its members. The Board of Directors from time to time may, or may authorize the Chief Executive Officer to, create and establish the duties of other officers and elect or appoint other officers as it or he deems necessary for the efficient management of the Corporation, including one or more Vice Presidents, one or more Assistant Secretaries and one or more Assistant Treasurers.

5.2 Term. Each officer shall serve at the will of the Board of Directors (or, if the Chief Executive Officer appointed such officer, at the will of the Board of Directors and the Chief Executive Officer) or until his death, resignation, retirement or disqualification.
5.3 Compensation. The compensation of all officers of the Corporation shall be fixed by the Board of Directors or by a committee or officer appointed by the Board of Directors.

5.4 Removal. Any officer (regardless of how elected or appointed) may be removed by the Board of Directors whenever in its judgment the best interests of the Corporation will be served thereby, and any officer appointed by the Chief Executive Officer may be removed by the appointing officer whenever in his judgment the best interests of the Corporation will be served thereby.

5.5 Chairman of the Board. The Chairman of the Board (if there be one) shall call to order meetings of the shareholders and of the Board of Directors, and shall act as chairman of such meetings (unless another person is selected under Section 2.9 to act as chairman). The Chairman of the Board shall perform such other duties and have such other authority as may from time to time be delegated by the Board of Directors.

5.6 Chief Executive Officer. The Chief Executive Officer shall be charged with the general and active management of the business of the Corporation, shall see that all orders and resolutions of the Board of Directors are carried into effect, shall have the authority to select and appoint employees and agents of the Corporation, and shall, in the absence or disability of the Chairman of the Board, perform the duties and exercise the powers of the Chairman of the Board. The Chief Executive Officer shall perform such other duties and have such other authority as shall be delegated from time to time by the Board of Directors.

5.7 President. The President shall have general supervision of the business of the corporation. The President shall perform such other duties and have such other authority as may from time to time be delegated by the Board of Directors or the Chief Executive Officer.

5.8 Vice Presidents. The Vice President (if there be one) shall, in the absence or disability of the President, or at the direction of the President, perform the duties and exercise the powers, whether such duties and powers are specified in these Bylaws or otherwise, of the President. If the Corporation has more than one Vice President, the one designated by the Board of Directors or the Chief Executive Officer shall act in lieu of the President. Vice Presidents shall perform such other duties and have such other authority as may from time to time be delegated by the Board of Directors, the Chief Executive Officer or the President.

5.9 Secretary. The Secretary shall be responsible for preparing minutes of the directors' and shareholders' meetings and for authenticating records of the Corporation. The Secretary shall have authority to give all notices required by law or these Bylaws. The Secretary shall be responsible for the custody of the corporate books, records, contracts and other documents. The Secretary may affix the corporate seal to any lawfully executed documents requiring it and shall sign such instruments as may require the Secretary's signature. The Secretary shall perform such other duties and have such other authority as may from time to time be delegated by the Board of Directors or the Chief Executive Officer.

5.10 Treasurer. The Treasurer shall be responsible for the custody of all funds and securities belonging to the Corporation and for the receipt, deposit or disbursement of such funds and securities in a manner consistent with policies established by the Board of Directors or Chief Executive Officer. The Treasurer shall cause full and true accounts of all receipts and disbursements to be maintained and shall make such reports of the same to the Board of Directors, Chief Executive Officer and President upon request. The
Treasurer shall perform such other duties and have such other authority as may from time to time be delegated by the Board of Directors or the Chief Executive Officer.

5.11 Assistant Secretaries and Assistant Treasurers.   The Board
of Directors and Chief Executive officer each may appoint one or more persons to serve as Assistant Secretary or Assistant Treasurer, or both. The Assistant Secretary and Assistant Treasurer (or if there be more than one of either such officer, the one so designated by the Board of Directors or Chief Executive Officer) shall, in the absence or disability, or at the direction, of the Secretary or the Treasurer, respectively, perform the duties and exercise the authority of those offices. Each Assistant Secretary may affix the corporate seal to any corporate document and attest the signature of any officer of the Corporation. Each Assistant Secretary and Assistant Treasurer shall perform such other duties and have such other authority as may from time to time be delegated by the Board of Directors or the Chief Executive Officer.

5.12 Bonds. The Board of Directors may by resolution require any or all of the officers, agents or employees of the Corporation to give bonds to the Corporation, with sufficient surety or sureties, conditioned on the faithful performance of the duties of their respective offices or positions, and to comply with such other conditions as may from time to time be required by the Board of Directors.


                  					  ARTICLE SIX

                  					   Dividends


    Dividends upon the capital stock of the Corporation may be declared by the Board of Directors, payable in cash, in property or in shares of the Corporation.


                  					 ARTICLE SEVEN

                     						Shares

7.1 Authorization and Issuance of Shares. The maximum number of shares of any class of stock of the Corporation which may be issued and outstanding shall be set forth from time to time in the Articles of Incorporation. The Board of Directors may increase or decrease the number of issued and outstanding shares of any class of stock of the Corporation within the maximum authorized by the Articles of Incorporation and the minimum requirements of the Articles of Incorporation or the Code.

7.2 Share Certificates. The interest of each shareholder in the Corporation shall be evidenced by a certificate or certificates representing shares of the Corporation which shall be in such form as the Board of Directors may from time to time adopt in accordance with the Code. Share certificates shall be consecutively numbered, in registered form, and indicate the date of issue and state such other information as may be required by the Code. Each certificate shall be signed by the Chief Executive Officer, the President or a Vice President and the Secretary or an Assistant Secretary and shall be sealed with the seal of the Corporation or a facsimile thereof; provided, however, that where such certificate is signed by a transfer agent, or registered by a registrar, the signatures of such officers may be facsimiles. In case any officer or officers who shall have signed (or whose facsimile signature has been placed upon) a share certificate has ceased for any reason to be such officer or officers before such certificate is issued, such certificate may be issued by the Corporation with the same effect as if the person or persons who signed such certificate or whose facsimile signatures has been used thereon had not ceased to be such officer or officers.

7.3  Rights of Corporation with Respect to Registered Owner:
Prior to due presentation for transfer of registration of its shares, the Corporation may treat the registered owner of the shares (or the beneficial owner of the shares to the extent of any rights granted by a nominee certificate on file with the Corporation pursuant to any procedure that may be established by the Corporation in accordance with the Code) as the person exclusively entitled to vote such shares, to receive any dividend or other distribution with respect to such shares, and for all other purposes, and the Corporation shall not be bound to recognize any equitable or other claim to or interest in such shares on the part of any other person, whether or not it has express or other notice thereof, except as otherwise provided by law.

7.4 Transfers of Shares. Transfers of shares shall be made upon the books of the Corporation kept at the office of the transfer agent designated to transfer the shares, only upon direction of the person named in the certificate or by an attorney lawfully constituted in writing, and before a new certificate is issued, the old certificate shall be surrendered for cancellation or, in the case of a certificate alleged to have been lost, stolen or destroyed, the provisions of Section 7.6 of these Bylaws shall have been complied with.

7.5 Duty of Corporation to Register Transfer. Notwithstanding any of the provisions of Section 7.4 of these Bylaws, the Corporation is under a duty to register the transfer of its shares only if:

		(a) the share certificate is endorsed by the appropriate person or persons;

		(b)  reasonable assurance is given that the
endorsements are genuine and effective;

		(c) the Corporation has no duty to inquire into adverse claims or has discharged any such duty;

		(d) any applicable law relating to the collection of taxes has been complied with; and

		(e) the transfer is in compliance with applicable provisions of any transfer restrictions of which the Corporation shall have notice.

7.6 Lost, Stolen or Destroyed Certificates. Any person claiming a share certificate to be lost, stolen or destroyed shall make an affidavit or affirmation of the fact in such manner as the Board of Directors may require and shall, if the Board of Directors so requires, give the Corporation a bond of indemnity in form and amount, and with one or more sureties satisfactory to the Board of Directors, as the Board of Directors may require, whereupon an appropriate new certificate may be issued in lieu of the one alleged to have been lost, stolen or destroyed.

7.7 Fixing of Record Date. For the purpose of determining shareholders (i) entitled to notice of or to vote at any meeting of shareholders or, if necessary, any adjournment thereof, or
(ii) entitled to receive payment of any dividend, and in order to make a determination of shareholders for any other proper purpose, the Board of Directors may fix in advance a date as the record date, such date to be not more than 70 days prior to the date on which the particular action, requiring such determination of shareholders, is to be taken. A determination of shareholders of record entitled to notice of or to vote at a meeting of shareholders shall apply to any adjournment of such meeting, unless the Board of Directors shall fix a new record date for the reconvened meeting; provided, however, the Board of Directors shall set a new record date if such meeting is adjourned to a date more than 120 days after the date fixed for the original meeting.

7.8 Record Date if None Fixed. If no record date is fixed as provided in Section 7.7, then the record date for any determination of shareholders that may be proper or required by law shall be: the close of business on the last business day before notice is first delivered to shareholders, in the case of a shareholders' meeting; the date on which the Board of Directors adopts a resolution declaring a dividend, in the case of a payment of a dividend; and the date on which any other action is taken by the Corporation, in the case of such other action requiring a determination of shareholders.


                    					 ARTICLE EIGHT

                    					Indemnification


8.1 Indemnification of Directors and Officers. The Corporation shall indemnify and hold harmless any person (an "Indemnified Person") who is or was a party, or is threatened to be made a party, to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action or suit by or in the right of the Corporation) by reason of the fact that he is or was a director or officer of the Corporation, against expenses (including, but not limited to, attorneys' fees and disbursements, court costs and expert witness fees), and against any judgments, fines, and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding, if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation, and with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful; provided, in any case, that no indemnification shall be made in respect of expenses, judgments, fines and amounts paid in settlement attributable to circumstances as to which, under applicable provisions of the Code as in effect from time to time, such indemnification may not be authorized by action of the Board of Directors, the shareholders or otherwise.

8.2 Indemnification of Directors and Officers for Derivative Actions. The Corporation shall indemnify and hold harmless any Indemnified Person who is or was a party, or is threatened to be made a party, to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by or in the right of the Corporation, by reason of the fact that he is or was a director or officer of the Corporation, against expenses (including, but not limited to, attorneys' fees and disbursements, court costs and expert witness fees) actually and reasonably incurred by him in connection with such action, suit or proceeding, if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation. No indemnification shall be made pursuant to this Section 8.2 for any claim, issue or matter as to which an Indemnified Person shall have been adjudged by a court of competent jurisdiction, after exhaustion of all appeals therefrom, to be liable to the Corporation, or for amounts paid in settlement to the Corporation, unless and only to the extent that the court in which such action or suit was brought or other court of competent jurisdiction shall determine upon application that such person is fairly and reasonably entitled to indemnity for such expenses which the court shall deem proper.

8.3 Indemnification of Employees and Agents. The Board of Directors shall have the power to cause the Corporation to provide to any person who is or was an employee or agent of the Corporation all or any part of the right to indemnification and other rights of the type provided under Sections 8.1, 8.2, 8.6 and 8.12 of this Article Eight (subject to the conditions, limitations, obligations and other provisions specified herein), upon a resolution to that effect identifying such employee or agent (by position or name) and specifying the particular rights provided, which may be different for each employee or agent identified. Each employee or agent of the Corporation so identified shall be an "Indemnified Person" for purposes of the provisions of this Article Eight.

8.4 Subsidiaries and Other Organizations. The Board of Directors shall have the power to cause the Corporation to provide to any person who is or was a director, officer, employee or agent of the Corporation who also is or was a director, officer, trustee, partner, employee or agent of a Subsidiary (as defined below), or is or was serving at the Corporation's request in such a position with any other organization, all or any part of the right to indemnification and other rights of the type provided under Sections 8.1, 8.2, 8.6 and 8.12 of this Article Eight (subject to the conditions, limitations, obligations and other provisions specified herein), with respect to service by such person in such position with a Subsidiary or other organization, upon a resolution identifying such person, the Subsidiary or other organization involved (by name or other classification), and the particular rights provided, which may be different for each person so identified. Each person so identified shall be an "Indemnified Person" for purposes of the provisions of this Article Eight. As used in this Article Eight, "Subsidiary" shall mean (i) another corporation, joint venture, trust, partnership or unincorporated business association more than 20% of the voting capital stock or other voting equity interest of which was, at or after the time of the circumstances giving rise to such action, suit or proceeding, owned, directly or indirectly, by the Corporation, or (ii) a nonprofit corporation that receives its principal financial support from the Corporation or its Subsidiaries.

8.5 Determination. Notwithstanding any judgment, order, settlement, conviction or plea in any action, suit or proceeding of the kind referred to in Sections 8.1 and 8.2 of this Article Eight, an Indemnified Person shall be entitled to indemnification as provided in such Sections 8.1 and 8.2 if a determination that such Indemnified Person is entitled to such indemnification shall be made (i) by the Board of Directors by a majority vote of a quorum consisting of directors who are not at the time parties to the proceeding; or (ii) if a quorum cannot be obtained under (i) above, by majority vote of a committee duly designated by the Board of Directors (in which designation interested directors may participate), consisting solely of two or more directors who are not at the time parties to the proceeding; or (iii) in a written opinion by special legal counsel selected as required by law. To the extent that an Indemnified Person has been successful on the merits or otherwise in defense of any action, suit or proceeding of the kind referred to in Sections 8. 1 and 8. 2 of this Article Eight, or in defense of any claim, issue or matter therein, he shall be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by him in connection therewith.

8.6 Advances. Expenses (including, but not limited to, attorneys' fees and disbursements, court costs, and expert witness fees) incurred by the Indemnified Person in defending any action, suit or proceeding of the kind described in Sections 8.1 and 8.2 hereof (or in Section 8.4 hereof if applicable to such Indemnified Person) shall be paid by the Corporation in advance of the final disposition of such action, suit or proceeding as set forth herein. The Corporation shall promptly pay the amount of such expenses to the Indemnified Person, but in no event later than ten days following the Indemnified Person's delivery to the Corporation of a written request for an advance pursuant to this
Section 8. 6, together with a reasonable accounting of such expenses; provided, however, that the Indemnified Person shall furnish the Corporation a written affirmation of his good faith belief that the Indemnified Person shall furnish the Corporation a written affirmation of his good faith belief that he has met the standard of conduct set forth in the Code and a written undertaking and agreement to repay to the Corporation any advances made pursuant to this Section 8.6 if it shall be determined that the Indemnified Person is not entitled to be indemnified by the Corporation for such amounts. The Corporation shall make the advances contemplated by this Section 8.6 regardless of the Indemnified Person's financial ability to make repayment. Any advances and undertakings to repay pursuant to this Section 8.6 shall be unsecured and interest-free.

8.7 Non-Exclusivity. Subject to any applicable limitation imposed by the Code or the Articles of Incorporation, the indemnification and advancement of expenses provided by or granted pursuant to this Article Eight shall not be exclusive of any other rights to which a person seeking indemnification or advancement of expenses may be entitled under any Bylaw, resolution or agreement specifically or in general terms approved or ratified by the affirmative vote of holders of a majority of the shares entitled to be cast thereon.

8.8 Insurance. The Corporation shall have the power to purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the Corporation, or is or was serving as a director, officer, trustee, general partner, employee or agent of a Subsidiary or, at the request of the Corporation, of any other organization, against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the Corporation would have the power to indemnify him against such liability under the provisions of this Article Eight.

8.9 Notice. If any expenses or other amounts are paid by way of indemnification, otherwise than by court order or action by the shareholders or by an insurance carrier pursuant to insurance maintained by the Corporation, the Corporation shall, not later than the next annual meeting of shareholders, unless such meeting is held within three months from the date of such payment, and in any event within 15 months from the date of such payment, send by first class mail to its shareholders of record at the time entitled to vote for the election of directors a statement specifying the persons paid, the amount paid and the nature and status at the time of such payment of the litigation or threatened litigation.
8.10 	Security. The Corporation may designate certain of its
assets as collateral, provide self-insurance or otherwise secure its obligations under this Article Eight, or under any indemnification agreement or plan of indemnification adopted and entered into in accordance with the provisions of this Article Eight, as the Board of Directors deems appropriate.

8.11 	Amendment.  Any amendment to this Article Eight that
limits or otherwise adversely affects the right of indemnification, advancement of expenses, or other rights of any Indemnified Person hereunder shall, as to such Indemnified Person, apply only to claims, actions, suits or proceedings based on actions, events or omissions (collectively, "Post Amendment Events") occurring after such amendment and after delivery of notice of such amendment to the Indemnified Person so affected. Any Indemnified Person shall, as to any claim, action, suit or proceeding based on actions, events or omissions occurring prior to the date of receipt of such notice, be entitled to the right of indemnification, advancement of expenses and other rights under this Article Eight to the same extent as if such provisions had continued as part of the Bylaws of the Corporation without such amendment. This Section 8.11 cannot be altered, amended or repealed in a manner effective as to any Indemnified Person (except as to Post Amendment Events) without the prior written consent of such Indemnified Person. The Board of Directors may not alter, amend or repeal any provision of this Article Eight in a manner that extends or enlarges the right of any person to indemnification or advancement of expenses hereunder, except with the approval of the holders of a majority of all the shares of capital stock of the Corporation entitled to vote thereon at a meeting called for such purpose.

8.12  	Agreements.  The provisions of this Article Eight shall
be deemed to constitute an agreement between the Corporation and each person entitled to indemnification hereunder. In addition to the rights provided in this Article Eight, the Corporation shall have the power, upon authorization by the Board of Directors, to enter into an agreement or agreements providing to any person who is or was a director, officer, employee or agent of the Corporation indemnification rights substantially similar to those provided in this Article Eight.

8.13 	Continuing Benefits. The indemnification and
advancement of expenses provided by or granted pursuant to this Article Eight shall, unless otherwise provided when authorized or ratified, continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such a person.

8.14 	 Successors.  For purposes of this Article Eight, the
terms "the Corporation" or "this Corporation" shall include any corporation, joint venture, trust, partnership or unincorporated business association that is the successor to all or substantially all of the business or assets of this Corporation, as a result of merger, consolidation, sale, liquidation or otherwise, and any such successor shall be liable to the persons indemnified under this Article Eight on the same terms and conditions and to the same extent as this Corporation.

8.15  	Severability.  Each of the sections of this Article
Eight, and each of the clauses set forth herein, shall be deemed separate and independent, and should any part of any such section or clause be declared invalid or unenforceable by any court of competent jurisdiction, such invalidity or unenforceability shall in no way render invalid or unenforceable any other part thereof or any other separate section or clause of this Article Eight that is not declared invalid or unenforceable.

8.1  	Additional Indemnification.  In addition to the
specific indemnification rights set forth herein, the Corporation shall indemnify each of its directors and officers to the full extent permitted by action of the Board of Directors without shareholder approval under the Code or other laws of the State of Georgia as in effect from time to time.


                      					 ARTICLE NINE

                      					 Miscellaneous

9.1  	Inspection of Books and Records.  The Board of
Directors shall have power to determine which accounts, books and records of the Corporation shall be opened to the inspection of shareholders, except such as may by law be specifically open to inspection, and shall have power to fix reasonable rules and regulations not in conflict with applicable law for the inspection of accounts, books and records that by law or by determination of the Board of Directors shall be open to inspection. Unless required by the Code or otherwise provided by the Board of Directors, a shareholder of the Corporation holding two percent or less of the total shares of the Corporation then outstanding shall have no right to inspect the books and records of the Corporation.

9.2  	Fiscal Year.  The Board of Directors is authorized to
fix the fiscal year of the Corporation and to change the same from time to time as it deems appropriate.

9.3 Seal. The corporate seal shall be in such form as the Board of Directors may from time to time determine.

9.4 Election of "Fair Price" Statute. All the requirements of Sections 14-2-1110 through 14-2-1113 of the Code, as they may be amended from time to time, are hereby made applicable to the Corporation, to the extent permitted thereby, effective July 1, 1989.

9.5  Election of "Business Combination" Statute.   All the
requirements of Sections 14-2-1131 through 14-2-1133 of the Code, as they may be amended from time to time, are hereby made applicable to the Corporation, to the extent permitted thereby, effective July 1, 1989.

9.6 Notice. Whenever these Bylaws require notice to be given to any shareholder, the notice shall be given as prescribed in
Section 2.4. Whenever these Bylaws require notice to be given to any director, the notice may be given as provided in Section 4.4, by mail, by personal or courier delivery, by telephone or by telecopier, telegraph or similar electronic means. Whenever notice is given to a shareholder or director by mail, the notice shall be sent first class mail by depositing the same in a post office or letter box in a postage prepaid sealed envelope addressed to the shareholder or director at his or her address as it appears on the books of the Corporation. Such notice shall be deemed to have been given at the time the same is deposited in the United States mail, except in the case of a notice to a director of a special meeting of the Board of Directors, which shall be deemed to have been given five days after the same is deposited in the United States mail. Whenever notice is given to a shareholder or director by any means other than mail, such notice shall be deemed given when received.


                  					  ARTICLE TEN

                  					   Amendments



    The Board of Directors shall have the power to alter, amend or repeal these Bylaws or adopt new Bylaws. Any Bylaws adopted by the Board of Directors may be altered, amended or repealed and new Bylaws adopted by the shareholders. The shareholders may prescribe that any Bylaws shall not be altered, amended or repealed by the Board of Directors.





                                                   Exhibit 10.1



PROMISSORY NOTE


Principal
$100,000.00
Norcross, Georgia

	FOR VALUE RECEIVED, the undersigned, [       ] (hereafter
referred to as "Borrower") promises to pay to the order of ELECTROMAGNETIC SCIENCES, INC., a Georgia corporation (hereinafter, together with any holder hereof, referred to as ("Lender"), the principal sum of One Hundred Thousand Dollars ($100,000.00), or so much thereof as shall have been advanced and not previously repaid, with interest from the date hereof at a rate of 8.0% per centum per annum on the amount of said principal sum as may from time to time remain unpaid, said principal being payable on such schedule as shall result in the remaining principal balance not exceeding the following specified amounts on or after the indicated dates:

                     								Maximum Outstanding
			Date					                  Principal Balance
   ----                      -------------------

		September 15, 1999			         	$ 87,500.00
		September 15, 2000			         	$ 75,000.00
		September 15, 2001			         	$ 62,500.00
		September 15, 2002			         	$ 50,000.00
		September 15, 2003			         	$    - 0 -

Each installment of principal shall be paid together with all unpaid accrued interest to the date of such payment, and unpaid accrued interest shall at a minimum be paid on each September 15 following the date of this Promissory Note.

	Notwithstanding the foregoing schedule, the entire unpaid principal balance shall be immediately due and payable in the event Borrower shall cease to be an employee of Lender or any of its affiliates, except as a result of death, disability or involuntary termination without cause.

	Principal and interest are payable to Lender in lawful money of the United States at the Lender's offices located at 660
Engineering Drive, Technology Park/Atlanta, Norcross, Georgia
30092, or at such other place as the Lender may designate in writing.

	The entire unpaid principal balance of this Promissory Note, or partial payments in even hundreds of dollars, may be paid at any time prior to maturity, without penalty. Any such payment shall be accompanied by payment of all unpaid, accrued interest to the date of such prepayment.

	If for any reason any of the required payments are not paid promptly on or before the due date, the Borrower shall be in default hereunder. The Borrower shall also be in default hereunder if the Borrower (i) files a voluntary petition in bankruptcy, (ii) is adjudicated a bankrupt or insolvent, (iii) files a petition or answer seeking or acquiescing in any reorganization or arrangement under the bankruptcy laws, (iv) seeks or acquiesces in the appointment of a trustee or receiver
(v) makes a general assignment for the benefit of creditors, (vi) admits in writing of the inability to pay debts generally as they become due, or (vii) is the subject of an involuntary petition in bankruptcy, and same is not withdrawn or dismissed within sixty days from the filing thereof.

	Upon default and at any time thereafter, but only after Borrower fails to cure said default within ten days after furnishing of written notice thereof from the Lender, the Lender may declare the entire unpaid balance of this Promissory Note, with interest, immediately due and payable without presentment, demand, protest, or notice of any kind, all of which are hereby expressly waived.

	If this Promissory Note is placed in the hands of an attorney for collection, the Borrower will pay all costs of collection incurred by the Lender, including a reasonable attorney's fee.

	This Promissory Note is to be construed in all respects and enforced according to the laws of the State of Georgia.

	Executed this [   ] day of  September, 1998.


Signed, sealed and
delivered in the
presence of:

                                        -----------------------
	                                       							Borrower


-------------------------------
Witness