Form 10-K/A
period 1997-12-31
ELECTROMAGNETIC SCIENCES INC
filed 1998-12-18
CIK 32198

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

The discussion of the Company's business set forth in this Item 1 is qualified by the materials appearing below under the heading
"RISK FACTORS AND FORWARD-LOOKING STATEMENTS."


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

	In addition, the quarterly earnings contributions of certain of the Company's product areas are heavily dependent on customer orders or product shipments in the financial weeks or days of the quarter; this factor can create volatility in quarterly results, and hinders the Company's ability to determine in advance whether its quarterly earnings will meet prevailing analyst expectations.


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



                                  KPMG Peat Marwick LLP



Atlanta, Georgia
February 6, 1998


Schedule I


Electromagnetic Sciences, Inc. And Subsidiaries
Condensed Financial Information of Registrant
(In thousands)

Balance Sheets
                                             December 31
                                         1997           1996
                                         ----           ----
ASSETS
Cash and cash equivalents             $    574          2,004
Prepaid taxes                              446            446
                                       -------         ------
     Total current assets                1,020          2,450
                                       -------         ------
Land                                       900            900
Building                                 8,278          8,208
Accumulated depreciation                (2,019)        (1,813)
                                       -------         ------
     Net land and building               7,159          7,295
                                       -------         ------
Intercompany receivables                27,633         17,155
Investment in subsidiaries              72,020         63,623
Other assets                             1,248          1,202
                                       -------         ------
Total assets                          $109,080         91,725
                                       =======         ======


LIABILITIES
Current liabilities                    $   866            705
Long-term debt                          11,850          3,770
Deferred income taxes                    1,144            -
                                       -------         ------
     Total liabilities                  13,860          4,475
                                       -------         ------
Stockholders' equity
  Common stock                             863            844
  Additional paid-in capital            34,487         32,581
  Foreign currency translation
   adjustment                           (1,393)           (47)
  Retained earnings                     61,263         53,872
                                       -------         ------
     Total stockholders' equity         95,220         87,250
                                       -------         ------
Total liabilities and stockholders'
  equity                              $109,080         91,725
                                       =======         ======



Schedule I (continued)


Electromagnetic Sciences, Inc. And Subsidiaries
Condensed Financial Information of Registrant
(In thousands)

Statements of Earnings


                                      Years Ended December 31
                                     1997       1996       1995
                                     ----       ----       ----

Equity in earnings of subsidiaries  $ 7,521     2,181      1,973

Intercompany charges and other,
  net                                   614       818        701
Interest expense                       (824)     (146)      (157)
                                     ------     -----      -----
     Earnings before income
       taxes                        $ 7,311     2,853      2,517

Income taxes                            (80)   (2,174)       207
                                     ------     -----      -----
Net earnings                        $ 7,391     5,027      2,310
                                     ======     =====      =====

Schedule I (continued)

Electromagnetic Sciences, Inc. And Subsidiaries
Condensed Financial Information of Registrant
(In thousands)

Statements of Cash Flows
                                           Years Ended December 31
                                         1997       1996       1995

Cash flows from operating activities:
  Net earnings                        $ 7,391      5,027      2,310
 Adjustment to reconcile net
  earnings to cash
  used in operating activities:
    Equity in earnings of
      subsidiaries                     (7,521)    (2,028)    (1,973)
    Depreciation expense                  206        205        198
    Increase in intercompany
      receivables                     (10,478)    (1,280)    (2,672)
    Increase (decrease) in deferred
      taxes and other                     951     (2,168)       435
                                       ------     ------     ------
     Cash used in operating
      activities                       (9,451)      (244)    (1,702)
                                       ------     ------     ------
Cash flows from investing activities:
  Investment in building                  (70)       -         (556)
  Proceeds from marketable securities     -          -          400
  Purchase of subsidiary common stock
   from minority shareholders            (772)    (1,158)       -
  Investment in privately-held company    -         (800)       -
     Cash used in investing            ------     ------     ------
      activities                         (842)    (1,958)      (156)
                                       ------     ------     ------
Cash flows from financing activities:
  Net increase in long-term debt        8,080        -          -
  Proceeds from exercise of
    stock options                         783        629        532
                                       ------     ------     ------
Cash provided by financing activities   8,863        629        532

Net change in cash and cash
  equivalents                          (1,430)    (1,573)    (1,326)

Beginning cash and cash
  equivalents                           2,004      3,577      4,903
                                       ------     ------     ------
Ending cash and cash equivalents      $   574      2,004      3,577
                                       ======     ======     ======





Schedule II


Electromagnetic Sciences, Inc.
Valuation and Qualifying Accounts
(In thousands)


                            Years ended December 31,1997, 1996 and 1995
                        -----------------------------------------------------
                                    Additions
                        Balance at  charged to                        Balance
                         beginning  costs and                         at end
Classification           of year    expenses   Deductions(a) Other    of year
--------------          ----------  ---------- ----------    -----    -------

Allowance for
 Doubtful Accounts:
   1995                  $   645       390       (315)          -        720

   1996                  $   720        -        (450)          -        270

   1997                  $   270        -          -            -        270


Reserve for Deferred
 Tax Assets:

   1995                  $ 5,328       833         -            -      6,161

   1996                  $ 6,161       751         -            -      6,912

   1997                  $ 6,912        -        (920)          -      5,992






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

10.20  Form of Stock Option Agreement evidencing option granted
       September 26, 1990 to an executive officer under the LXE Inc. 1989 Stock Incentive Plan, and thereafter converted into an option for a reduced number of shares, at the same aggregate exercise price, under the Companys 1992 Stock Incentive Plan (incorporated by reference Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

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

22.1   Subsidiaries of the registrant.

23.1 Independent Auditors= Consent to incorporation by reference in Registration Statements Nos. 2-76455, 2-78442, 2-94049, 33-31216,
       33-38829, 33-41042, 33-50528, 333-20843 and 333-32425, each on Form
       S-8.

27.1	  Financial Data Schedule - 12 months ended December 31, 1997

27.2	  Financial Data Schedule - 9 months ended September 30, 1997, as restated for adoption of SFAS 128.

27.3 Financial Data Schedule - 6 months ended June 30, 1997, as restated for adoption of SFAS 128.

27.4 Financial Data Schedule - 3 months ended March 31, 1997, as restated for adoption of SFAS 128.

27.5 Financial Data Schedule - 12 months ended December 31, 1996, as restated for adoption of SFAS 128.

27.6 Financial Data Schedule - 9 months ended September 30, 1996, as restated for adoption of SFAS 128.

27.7 Financial Data Schedule - 6 months ended June 30, 1996, as restated for adoption of SFAS 128.

27.8 Financial Data Schedule - 3 months ended March 31, 1996, as restated for adoption of SFAS 128.

27.9 Financial Data Schedule - 12 months ended December 31, 1995, as restated for adoption of SFAS 128.

(b).  Reports on Form 8-K.

No Reports on Form 10-K were filed by the Company during the quarter ended December 31, 1997.



                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTROMAGNETIC SCIENCES, INC.

By:  /s/ Thomas E. Sharon                        Date: 3/31/98
     ------------------------------------              -------
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




					   EXHIBIT 10.7

                         SPLIT DOLLAR INSURANCE PLAN


THIS PLAN is adopted by agreement between the Company and the Owner:


DEFINITIONS:
	A.	"Company":    Electromagnetic Sciences, Inc.         , a
                    ------------------------------------------
            		      Corporation.
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
proceeds of the Policy, to the extent of its Policy
Interest, in the event of the Insured `S death.

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


     ELECTROMAGNETIC SCIENCES, INC.

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

       (b) By amending paragraph 6.7(d) thereof to provide in its entirety as follows:

          d)  	In addition to and at the time of payment of the
              	Option Price, the Optionee shall pay to the
              	Company in cash the full amount of any federal,
              	state and local income, employment or other
              	taxes required to be withheld from the income of
              	such Optionee as a result of such exercise.
              	However, the Committee may provide in an Option
              	Agreement, or otherwise authorize, that all or
              	any portion of such tax obligations, together
              	with additional taxes not exceeding the actual
              	additional taxes to be owed by the Optionee as a
              	result of such exercise, may, upon the
              	irrevocable election of the Optionee, be paid by
              	(i) tendering to the Company whole shares of
	              stock duly endorsed for transfer and owned by
               the Optionee, (ii) delivering to the Company
	        		    an attestation of the Optionee's then-current
               ownership of a number of shares of Stock equal
               to the number thereby authorized to be
	              withheld by the Company from the shares
	              otherwise deliverable upon exercise of the
               Option, or (iii) authorizing the Company
               to withhold shares otherwise issuable upon
               exercise of the Option, in each case in that
               number of shares having a Fair Market Value on
               the date of exercise equal to the amount of
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





Officers/Non-ISO                                 Exhibit 10.13
7/25/97

                  ELECTROMAGNETIC SCIENCES, INC.

                    1997 STOCK INCENTIVE PLAN
                      STOCK OPTION AGREEMENT

THIS STOCK OPTION AGREEMENT, entered into as of the    th
day of[       ], 1997 (the "Date of Grant"), by and between
ELECTROMAGNETIC SCIENCES, INC., a Georgia corporation
(hereinafter referred to as the "Corporation"), and
[                    ]hereinafter referred to as the "Employee").

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

2.	Grant of Option.  Subject to the terms, restrictions,
limitations and conditions stated herein, the Corporation hereby evidences its grant to the Employee, not in lieu of salary or other compensation, of the right and option (hereinafter referred to as the "Option"), which is not an ISO, to purchase all or any
part of an aggregate of [              (            )] shares of
the Corporation's $.10 par value common stock (the "Common
Stock"), beginning on [                       ]

The Option shall expire and is not exercisable after 5:00
p.m., Atlanta time, on [                 ] the "Expiration Date"),
or such other date as determined pursuant to Section 8, 9 or 10.

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

3.	Purchase Price.  The price per share to be paid by the
Employee for the shares subject to this Option shall be [
       ]and [     ]dollars  ($       ).

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

Secretary


						    Employee


                                                                  ANNEX A

                       ELECTROMAGNETIC SCIENCES, INC.
                         1997 STOCK INCENTIVE PLAN

                            Notice of Exercise
                              of Stock Option

The undersigned hereby notifies Electromagnetic Sciences, Inc. (the "Corporation") of his or her election to exercise an option to purchase
[        ] shares of the Corporation's common stock, $.10 par value (the
"Common Stock"), pursuant to that Stock Option Agreement (the "Agreement")
between [             ] the "Employee") and the Corporation dated [
        ]199 [ ]. Accompanying this Notice is (1) a certified or a cashier's check (or other check acceptable to the Corporation) in the
amount of $[            ] payable to the Corporation and/or (2) (subject to
such restrictions as may be determined to be necessary or appropriate to avoid earnings charges or other adverse consequences to the Corporation under applicable accounting or tax rules or regulations)
shares of the Common Stock presently owned by the undersigned and duly endorsed or accompanied by stock transfer powers, or in lieu thereof, the form of Attestation of Share Ownership attached as Annex B to the Agreement, executed with respect to the number of such shares, having an aggregate Fair Market Value (as defined in the Electromagnetic Sciences, Inc. 1997 Stock Incentive Plan (the "Plan")) as of the date hereof of
$[      ], such amounts being equal, in the aggregate, to the purchase price per share set forth in Section 3 of the Agreement multiplied by the number of shares being hereby purchased (in each instance subject to appropriate adjustment pursuant to Section 7 of the Agreement).

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

Alternatively, or in addition, and subject to such restrictions as may be determined to be necessary or appropriate to comply with Rule 16b-3 under the Securities Exchange Act of 1934, or to avoid earnings charges or other adverse consequences to the Corporation under applicable accounting or tax rules or regulations, in full or partial payment of such taxes:

           1)  I deliver herewith an additional [            ] shares of the
           Common Stock (or the form of Attestation of Share Ownership with respect thereto) presently owned by me, having an aggregate Fair
           Market Value as of the date hereof of $[              ]; and/or

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

IN WITNESS WHEREOF, the undersigned has set his or her hand and seal,
this [     ] day of [                  ], [          ].


                                     EMPLOYEE OR HIS OR HER ADMINISTRATOR,
                                     EXECUTOR, PERSONAL REPRESENTATIVE OR
                                     QUALIFIED TRANSFEREE

______________________________________


                                                                  ANNEX B


                        ELECTROMAGNETIC SCIENCES, INC.

                          1997 Stock Incentive Plan
                        Attestation of Share Ownership


Pursuant to the Notice of Exercise submitted herewith, I have elected
to purchase [        ] shares of the common stock of Electromagnetic
Sciences, Inc. (the "Company"), pursuant to the Stock Option Agreement dated
[        ]the "Option"), at an aggregate exercise price of          $[
]the "Option Price"). I hereby attest to ownership of the shares specified below (the "Shares") and hereby tender the Shares in payment of (i) $[
]of the Option Price, and (ii)  $[           ] of withholding and related
taxes due upon exercise of the Option, in each case based on their Fair Market Value on the date hereof (as determined under the Plan) of $ [
 ]  per share).

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
                -------------------------
                Chief Executive Officer

Secretary

                DIRECTOR:



                                  (SEAL)



                                                                ANNEX A

                     ELECTROMAGNETIC SCIENCES, INC.
                       1997 STOCK INCENTIVE PLAN

                           Notice of Exercise
                             of Stock Option

The undersigned hereby notifies Electromagnetic Sciences, Inc. (the "Corporation") of his or her election to exercise an option to purchase
[                 ] shares of the Corporation's common stock, $.10 par value
(the "Common Stock"), pursuant to that Stock Option Agreement (the
"Agreement") between [                               ] (the "Director") and
the Corporation dated [                          ]199[ ].   Accompanying
this Notice is (1) a certified or  cashier's check (or other check
acceptable to the Corporation) in the amount of $ [                ]
payable to the Corporation and/or (2) (subject to such restrictions as may be determined to be necessary or appropriate to avoid earnings charges or other adverse consequences to the Corporation under applicable accounting or
tax rules or regulations) [                ]shares of the Common Stock
presently owned by the undersigned and duly endorsed or accompanied by stock transfer powers, or in lieu thereof, the form of Attestation of Share Ownership attached as Annex B to the Agreement, executed with respect to the number of such shares, having an aggregate Fair Market Value (as defined in the Electromagnetic Sciences, Inc. 1997 Stock Incentive Plan (the "Plan"))
as of the date hereof of $ [                            ] such amounts being
equal, in the aggregate, to the purchase price per share set forth in
Section 3 of the Agreement multiplied by the number of shares being hereby purchased (in each instance subject to appropriate adjustment pursuant to Section 7 of the Agreement).

Also accompanying this Notice is my check in the amount of $[            ]
in payment of federal and state income withholding and employment taxes applicable to this exercise. The amount of such payment is based on advice received from appropriate officials of the Corporation responsible for the administration of its payroll and employment tax obligations. Alternatively, or in addition, and subject to such restrictions as may be determined to be necessary or appropriate to comply with Rule 16b-3 under the Securities Exchange Act of 1934, or to avoid earnings charges or other adverse consequences to the Corporation under applicable accounting or tax rules or regulations, in full or partial payment of such taxes:

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

IN WITNESS WHEREOF, the undersigned has set his or her hand and seal,
this [         ] day of [               ], [        ].


DIRECTOR OR HIS OR HER ADMINISTRATOR,
EXECUTOR, PERSONAL REPRESENTATIVE OR
QUALIFIED TRANSFEREE


                                                                 ANNEX B
                          ELECTROMAGNETIC SCIENCES, INC.


                            1997 Stock Incentive Plan
                          Attestation of Share Ownership


Pursuant to the Notice of Exercise submitted herewith, I have elected
to purchase [               ] shares of the common stock of Electromagnetic
Sciences, Inc. (the "Company"), pursuant to the Stock Option Agreement dated
[                   ](the "Option"), at an aggregate exercise price of $ [
                  ](the "Option Price"). I hereby attest to ownership of the shares specified below (the "Shares") and hereby tender the Shares in
payment of (i) $ [                     ] of the Option Price, and (ii)  $[
                  ]of withholding and related taxes due upon exercise of the Option, in each case based on their Fair Market Value on the date hereof (as
determined under the Plan) of $ [                   ]   per share).

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




								EXHIBIT 10.15




                     ELECTROMAGNETIC SCIENCES, INC.

                       1992 STOCK INCENTIVE PLAN
                         STOCK OPTION AGREEMENT


THIS STOCK OPTION AGREEMENT, entered into as of the 24th day of April, 1992 (the "Date of Grant"), by and between ELECTROMAGNETIC SCIENCES, INC., a Georgia corporation (hereinafter referred to as the "Corporation"), and [__________________] (hereinafter referred to as the "Employee").

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

2.    Grant of Option. Subject to tile terms, restrictions,
limitations and conditions stated herein, the Corporation hereby evidences its grant to the Employee, not in lieu of salary or other compensation, of the right and option (hereinafter referred to as the "Option"), which is not an ISO, to purchase all or any part of an aggregate of
[________________________](   ) shares of the Corporation's $.10 par value
common stock (the "Common Stock"), beginning on April 24, 1995.

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


                   ELECTROMAGNETIC SCIENCES, INC.

                            DIRECTOR'S
                     INDEMNIFICATION AGREEMENT


THIS AGREEMENT is made as of July 31, 1998, between Electromagnetic
Sciences, Inc., a Georgia corporation ("Corporation'3), and [           ]
("Director")

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

     (b) With respect to any suit in which final judgment is rendered against Officer for an accounting of profits, made from the purchase or sale by Officer of securities of the Corporation, pursuant to the provisions of Section 16(b) of the Securities and Exchange Act of 1934, as amended, or similar provisions of any federal, state or local statutory law, or on account of any payment by Officer to the Corporation in respect of any claim for such an accounting; or

     (c) If a final decision by a Court having jurisdiction in the matter shall determine that such indemnification is not lawful.

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



EXHIBIT 13.1

ELECTROMAGNETIC SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except net earnings per share)


                                                 Years ended December 31
                                                1997      1996      1995
                                                ----      ----      ----
Net sales (note 9)                            $171,230  149,758  128,950
Cost of sales                                  111,925   97,258   83,865
Selling, general and administrative expenses    35,758   31,070   30,836
Research and development expenses                9,134   12,121   10,392
Loss on investment in software                     -      1,645      -
                                               -------  -------  -------
     Operating income                           14,413    7,664    3,857

Non-operating (expense) income, net               (249)    (304)     675
Interest expense                                (1,849)  (1,113)    (864)
                                               -------  -------  -------
     Earnings before income taxes
      and LXE minority interest                 12,315    6,247    3,668

Income tax expense (note 6)                      4,924   (1,484)  (1,402)
Minority interest in LXE net loss                  -        264       44
                                               -------  -------  -------
     Net earnings                             $  7,391    5,027    2,310
                                               =======  =======  =======
Net earnings share (note 5):
     Basic                                    $    .87      .68      .33

     Diluted                                       .84      .66      .32

Weighted average number of shares (note 5):
     Common                                      8,544    7,403    6,929

     Common and dilutive common equivalent       8,820    7,631    7,141


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



ELECTROMAGNETIC SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
(In thousands)
                                                     December 31
                                                 -------------------
                                                   1997         1996
                                                 -------      ------
LIABILITIES AND STOCKHOLDERS= EQUITY

Current liabilities:
  Current installments of
  long-term debt (notes 4 and 8)                $  4,521        4,497
  Accounts payable (note 8)                       14,436       14,798
  Income taxes                                     2,474          -
  Accrued compensation costs                       4,150        3,404
  Accrued retirement costs (note 7)                  700          327
  Deferred revenue                                 1,558        1,340
  Other current liabilities                        1,357        1,104
                                                 -------      -------
     Total current liabilities                    29,196       25,470
                                                 -------      -------
Long-term debt, excluding current
 installments (note 4)                            17,160       12,230
Deferred income taxes (note 6)                     2,078        2,127
                                                 -------      -------
        Total liabilities                         48,434       39,827
                                                 -------      -------
Stockholders' equity (note 5):
  Preferred stock of $1.00 par value
   per share.  Authorized 10,000,000
   shares; none issued                               -            -
  Common stock of $.10 par value per
   share.  Authorized 75,000,000 shares,
   issued and outstanding 8,626,000 in
   1997 and 8,445,000 in 1996                        863          844
  Additional paid-in capital                      34,487       32,581
Foreign currency translation adjustment           (1,393)         (47)
Retained earnings                                 61,263       53,872
                                                 -------      -------
        Total stockholders' equity                95,220       87,250
                                                 -------      -------
Commitments and contingencies (note 10)
                                                $143,654      127,077
                                                 =======      =======

See accompanying notes to consolidated financial statements.




ELECTROMAGNETIC SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

                                  Three years ended December 31, 1997
                           ----------------------------------------------------
                                                   Foreign
                                                   currency
                                            Addi-   trans-             Total
                           Common  Stock   tional   lation             stock-
                           --------------  paid-in  adjust-  Retained  holders=
                           Shares  Amount  capital   ment    earnings  equity
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
                            =====    ====   ======   =====    ======   ======
See accompanying notes to consolidated financial statements.




ELECTROMAGNETIC SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)                                        Years Ended December 31
                                                      1997      1996     1995
                                                     ------    ------   ------
   Cash flows from operating activities:
     Net earnings                                   $ 7,391     5,027    2,310
     Adjustments to reconcile net earnings to net
      cash from operating activities:
        LXE minority interest                           -        (264)     (44)
        Depreciation and amortization                 5,705     5,909    5,587
        Goodwill amortization                           885       470      420

        Write-down of acquired software                 -       1,645      -
        Deferred income taxes                          (648)   (3,097)      93
        Changes in operating assets
         and liabilities:
           Trade accounts receivable                (13,813)   (5,334)  (3,763)
           Inventories                               (2,199)   (4,407)  (4,115)
           Accounts payable                              24     4,279     (393)
           Income taxes                               3,184     2,026     (501)
           Accrued costs, deferred revenue,
            and other current liabilities             1,582       (33)    (954)
           Other                                        702      (312)    (864)
                                                    -------    ------   ------
               Net cash provided by (used in)
                operating activities                  3,272     5,909   (2,224)
                                                    -------    ------   ------
   Cash flows from investing activities:
     Purchase of property, plant and equipment       (7,857)   (7,329)  (8,459)
     Capitalized product software costs and licensing
      costs                                             -        (738)  (1,167)
     Equity and debt investments in a software
      company                                           -        (950)  (2,500)
     Purchase of subsidiary common stock from
      minority shareholders                            (772)   (1,158)     -
     Proceeds from maturities of marketable
      securities                                        -         -        400
                                                    -------   -------   ------
               Net cash used in
                investing activities                 (8,629)  (10,175) (11,726)
                                                    -------   -------   ------
   Cash flows from financing activities:
     Proceeds from long-term debt                     5,546     3,075    6,850
     Repayment of long-term debt                       (592)     (883)    (737)
     Proceeds from exercise of stock options            783       629      532
                                                    -------   -------   ------
               Net cash provided by
                financing activities                  5,737     2,821    6,645
                                                    -------   -------   ------
               Net change in cash and
                cash equivalents                        380    (1,445)  (7,305)

   Effect of exchange rates on cash                    (401)      -        -
   Cash and cash equivalents at January 1             4,321     5,766   13,071
                                                    -------   -------   ------
   Cash and cash equivalents at December 31         $ 4,300     4,321    5,766
                                                    =======   =======   ======
   Supplemental disclosure of cash
    flow information:
       Cash paid in interest                        $ 1,849     1,113      864
                                                    -------   -------   ------
       Cash paid in income taxes                    $ 2,573     2,918    2,265
                                                    -------   -------   ------

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


Capitalized Software Costs
The Company has capitalized certain costs to develop software that will be licensed to customers. The carrying value of each software product is the lower of total costs incurred or the net realizable value of the product. Capitalization of internally developed software begins upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. Capitalized software costs are evaluated for impairment at each balance sheet date by comparing the unamortized capitalized costs with net realizable value (ie, future gross revenues less estimated future costs of completing and disposing of the product, including maintenance and customer support costs to satisfy the company's responsibility at the time of sale); any excess of the cost over its net realizable value would be written off. Capitalized software costs are amortized on a product-by-product basis, beginning when the product is ready for sale. Annual amortization is based upon the greater of the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues, or the straight-line method over four years. Unamortized software costs are included in other assets and totaled $3.4 million and $1.2 million as of December 31, 1997 and 1996, respectively. The 1997 consolidated statement of earnings included approximately $200,000 of amortization of capitalized software costs.

In 1996, the Company recognized software-related writedowns of $1.6 million, substantially all which was associated with a loss on a minority investment in a private software development firm. When the investee encountered substantial financial difficulties late in 1996, the investee transferred unrestricted software rights in exchange for return of the Company's ownership interest, as well as satisfaction of loans (secured by the software) to the investee. A loss resulted from this exchange because the Company's investment of $3.4 million exceeded the fair value attributed to the software of $2.0 million, which was based upon the net present value of expected future cash flows to be derived software licensing and related hardware sales.

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

Foreign Currency Translation
Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at current exchange rates. Income and expenses of the foreign subsidiaries are translated into U.S. dollars at the approximate average exchange rates which prevailed during the year presented. The functional currency of all subsidiaries is considered to be the local currency; consequently, adjustments resulting from the translation of the subsidiaries' financial statements (including long-term financing from the parent) are reflected as a separate component of stockholders' equity and not
as a part of the results of operations.   The Company accrues foreign
currency exchange gains or losses on direct export activity and on the LXE subsidiaries' short-term intercompany liabilities that arise from the
purchase of the parent's products for resale in Europe.   In 1997, the
Company recognized in net non-operating expense a $449,000 foreign currency exchange loss.

Prior to 1997, the functional currency for LXE's wholly owned European subsidiaries was considered to be the U.S. dollar. The effects of remeasuring the foreign currency financial statements of these European subsidiaries was recognized in the consolidated statement of earnings. The change in functional currency in 1997 from the U.S. dollar to the local currency reflected the continued growth, greater operational autonomy and
expanding business activity of the LXE subsidiaries in Europe.   Foreign
currency transactions for these LXE subsidiaries resulted in a net loss of approximately $500,000 in 1997, a net gain of $176,000 in 1996, and a net loss of $95,000 in 1995. There were also remeasurement gains under the prior accounting policy of $474,000 in 1996 and $221,000 in 1995, primarily associated with the translation of the subsidiaries' intercompany liabilities that arise from the purchase of the parent's products for resale in Europe.


(2) ACQUISITION OF MINORITY SHARES IN SUBSIDIARIES
In March 1997, the Company increased its ownership of its Canadian subsidiary, CAL Corporation (CAL), from 74% to 92% with the purchase of shares held by the former principal shareholders of CAL. The terms of this purchase were set forth in the Company's 1993 agreement to purchase a
majority interest in CAL.   In September 1997, the CAL Board of Directors
approved an offer by the Company to acquire the remaining minority shares in CAL for $CAN .35 per share, subject to a favorable vote of the CAL minority shareholders. The shareholders approved the transaction on September 25, 1997, and the Company thereafter accomplished the acquisition through pre-amalgamation direct purchases from certain minority shareholders, and through the amalgamation. The Company purchased the minority shares in CAL for a total of $773,000, all of which was attributed to goodwill. This additional goodwill will be amortized on a straight-line basis over the eight years remaining under the original 15-year term of amortization for the goodwill incurred in the initial purchase of a majority interest in CAL. .

On October 3, 1996, the Company announced its offer to exchange .75 shares of its common stock (ELMG) for each of the 1.0 million outstanding shares of the common stock of LXE Inc. The exchange offer expired on December 30, 1996, at which time approximately 800,000 shares had been tendered; upon acceptance of those shares, the Company held 96% of the outstanding LXE shares. On December 31, 1996, the Company exercised its right as the holder of at least 90% of the LXE shares to cause a merger in which all remaining LXE shares not held by the Company were each converted into .75 ELMG shares. As a result of the exchange offer and merger, the Company issued approximately 774,000 additional shares valued for financial reporting purposes at $17 per share. As a result of the exchange offer and merger, the Company issued approximately 774,000 additional shares valued for financial reporting purposes at $17 per share, which was based upon the average closing price for the Company's shares for the period including the three trading days before and the three trading days after the October 4, 1996 announcement of the exchange offer.


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

In February 1996, the Company completed a private purchase of 548,000 shares of LXE stock, paid for with $500,000 of cash and 457,000 shares of ELMG stock. In February 1996, the Company completed a private purchase of 548,000 shares of LXE stock, paid for with $500,000 of cash and 457,000 shares of ELMG stock. The value attributed to these ELMG shares was based upon the total market value of the LXE stock received, according to the LXE closing share price on the date that the transaction was completed, less the $500,000 paid to the seller in cash. The implicit value per share - $10.30
- of the new ELMG shares represented an approximate 15% discount to market in recognition of the accompanying restrictions, including a required holding period before the shares could be sold.

The acquisition of LXE shares was accounted for as a purchase transaction, resulting in additional goodwill of approximately $12.5 million that will be amortized on the straight-line method over twenty-five years. The Company does not expect to issue additional LXE stock in the future; however, should the Company issue additional LXE stock, it will not recognize any related future gain until such time as it has issued shares in an amount equivalent to the number of repurchased shares.


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

The approximate principal maturities of long-term debt are $2,671,000 in 1998, $7,160,000 in 1999 and $11,850,000 in 2000. At December 31, 1997,
the Company has available three immediate sources of credit: $8.2 million remaining under the reducing revolving credit agreement, $3.0 million available under the LXE revolving credit loan, and $2.3 million available under a CAL credit line.

(5)  STOCK PLANS
The Company has granted incentive and nonqualified stock options to key employees and directors under several stock option plans. All outstanding options have been granted at 100% of fair market value on each option's grant date. All outstanding options become exercisable from one to three years after the date of grant and expire from six to ten years after the date of grant. Some nonqualified options are contingent upon continued employment or noncompetition after retirement. Under all plans at December 31, 1997, options for a total of 452,000 shares of stock were exercisable, and options for 213,000 shares were available for future grants.

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

Following is a summary of activity in all of the Company's stock option plans for the three years ended December 31, 1997, 1996 and 1995 (shares in thousands):

                                  						              Weighted Average
                                                       Exercise Price
                                                    Shares     Per Share
                                                    ------     ---------
Options outstanding at December 31, 1994             1,002      $ 6.82
Granted                                                 69       12.72
Canceled or expired                                    (16)       7.31
Exercised                                             (248)       6.53
                                                    ------       -----
Options outstanding at December 31, 1995               807        7.40
Granted                                                 95       11.96
Canceled or expired                                    (22)       7.92
Exercised                                             (279)       6.67
Issued to replace LXE options pursuant to merger       275        9.11
                                                    ------       -----
Options outstanding at December 31, 1996               876        8.66
Granted                                                272       21.63
Canceled or expired                                    (29)      13.00
Exercised                                             (227)       8.27
                                                    ------       -----
Options outstanding at December 31, 1997               892      $12.59
                                                    ======       =====


The weighted average fair value of options granted in 1997, 1996 and 1995, excluding options issued pursuant to the LXE merger, was $14.17, $7.12 and $7.45, respectively. These fair values were based on a weighted average risk-free rate of return of 5.7% in 1997, 6.3% in 1996 and 7.0% in 1995, terms from six to ten years, expected volatility of 60% in 1997, 49% in 1996 and 44% in 1995, and no expected dividend yield.

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
 =============       ===           =====                ===             ===          =====


In the Company's capital structure, stock options comprise the only securities that are potentially dilutive in the future to basic earnings per share, summarized as follows (shares in thousands):

                                             1997   	 1996   	 1995
					                                     	------	  ------  	------
Dilutive stock options,
 included in earnings
 per share calculations:
  	Shares				                                706 	     600	     673
	  Average price per share	               $ 9.65    	$8.46	  $ 6.49

Antidilutive stock options,
 excluded from earnings
 per share calculations:
  	Shares				                                186    	    0  	   137
  	Average price per share 	                $23.71	$  - 	$11.90


Following is a reconciliation of the denominator for basic and diluted earnings per share calculations (shares in thousands):
						                                       1997	     1996	    1995
						                                      ------	   ------  	------
Basic earnings per
 share denominator                      			 8,544	    7,403	   6,929

Common equivalent shares
 from dilutive stock options	                 276	      228  	   212
						                                      -----	    -----  	 -----
Diluted earnings per
 share denominator		                      	 8,820   	 7,631  	 7,141
						                                      =====   	 =====  	 =====


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

                                     1997            1996            1995
                                    ------          ------          ------
Net earnings:
  As reported                       $7,504           5,027           2,310
  Pro forma                          6,844           4,876           2,243

Basic net earnings per share:
  As reported                          .87             .68             .33
  Pro forma                            .79             .66             .32

Diluted net earnings per share:
  As reported                          .84             .66             .32
  Pro forma                            .78             .64             .31


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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below (in thousands):

                                                  1997      1996
                                                  ----      ----
Deferred tax assets:
  Accounts receivable                          $    79       223
  Inventories                                      363       217
  Accrued compensation costs                       511       517
  Capital loss carryforward                        566       566
  Foreign research expense and
   tax credit carryforward                       4,262     6,034
  Foreign net operating loss
   carryforward                                  2,014       527
  Foreign note receivable                          313       326
  Gain on sales to foreign subsidiaries            415       340
  Other                                            166       260
                                                 -----     -----
     Total gross deferred tax assets             8,689     9,010

     Valuation allowance                        (5,992)   (6,912)
                                                 -----     -----
     Net deferred tax assets                     2,697     2,098
                                                 -----     -----
Deferred tax liabilities:
  Property, plant and equipment                  1,985     1,844
  Net gain from foreign transactions and
   remeasurement                                    93       283
                                                 -----     -----
     Total gross deferred tax liabilities        2,078     2,127
                                                 -----     -----
     Net deferred tax liability                $  (619)       29
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

(8)	FAIR VALUE OF FINANCIAL INSTRUMENTS
The following summarizes certain information regarding the fair value of the Company=s financial instruments at December 31, 1997 and 1996:

Cash and cash equivalents, trade accounts receivable and accounts payable -- The carrying amount approximates fair value because of the short maturity of these instruments.

Long-term debt -- Substantially all of the Company=s long-term debt bears interest at variable rates which management believes are commensurate with rates currently available on similar debt. Accordingly, the carrying value of long-term debt approximates fair value.

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

Business segment data for periods prior to 1997 have been retroactively restated to reflect a change in the grouping of product areas. The wireless infrastructure product line (mainly base station antennas for PCS/cellular communications) was previously grouped under the space and technology product area (formerly "Advanced communications and signal-processing products"), but was regrouped in 1997 under the wireless products area (formerly wireless logistics systems").





                                        1997      1996      1995
                                       -----     -----     -----
Net sales:
  Space and technology              $  74,905   73,379    65,031
  Wireless products                    96,325   76,379    63,919
                                      -------  -------   -------
     Total                          $ 171,230  149,758   128,950
                                      =======  =======   =======
Operating income:
  Space and technology              $   9,043    7,827     4,468
  Wireless products                     5,370     (163)     (611)
                                      -------  -------   -------
     Total                          $  14,413    7,664     3,857
                                      =======  =======   =======
Identifiable assets:
  Space and technology              $  66,443   56,581    55,573
  Wireless products                    77,211   70,496    49,381
                                      -------  -------   -------
     Total                          $ 143,055  127,077   104,954
                                      =======  =======   =======
Capital expenditures:
  Space and technology              $   2,806    3,575     4,100
  Wireless products                     5,051    3,754     4,359
                                      -------  -------   -------
     Total                          $   7,857    7,329     8,459
                                      =======  =======   =======
Depreciation and amortization:
  Space and technology              $   3,268    3,303     3,250
  Wireless products                     3,322    3,076     2,757
                                      -------  -------   -------
     Total                          $   6,590    6,379     6,007
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



KPMG Peat Marwick LLP



Atlanta, Georgia
February 6, 1998

Selected Financial Data
(In thousands, except earnings per share)

                                          Years ended December 31

                                  1997     1996     1995     1994     1993

                                  ----     ----     ----     ----     ----
Net sales                      $171,230  149,758  128,950  117,993   99,044
Cost of sales                   111,925   97,258   83,865   73,375   61,771
Selling, general and
 administrative expenses         35,758   31,070   30,836   27,589   26,522
Research and development
 expenses                         9,134   12,121   10,392    8,127    8,153
Loss on investment
 in software                        -      1,645      -        -        -
                                -------  -------  -------  -------  -------
     Operating income            14,413    7,664    3,857    8,902    2,598

Non-operating (expense)
  income, net                      (249)    (304)     675      640      210
Interest expense                 (1,849)  (1,113)    (864)    (482)    (434)
                                -------  -------  -------  -------  -------
     Earnings before
      income taxes and
      minority interest          12,315    6,247    3,668    9,060    2,374
Income tax expense               (4,924)  (1,484)  (1,402)  (3,712)    (896)
Minority interest in LXE
  net (earnings) loss               -        264       44   (1,085)     (87)
                                -------  -------  -------  -------  -------

     Net earnings              $  7,391    5,027    2,310    4,263    1,391
                                =======  =======  =======  =======  =======
Net earnings per common
 share:
   Basic                            .87      .68      .33      .63      .21
   Diluted                          .84      .66      .32      .59      .20

Weighted average number of
 shares:
   Common                         8,544    7,403    6,929    6,766    6,716
   Common and dilutive common
     equivalent                   8,820    7,631    7,141    6,966    6,828




                                              As of December 31
                                  1997     1996      1995     1994     1993
                                  ----     ----      ----     ----     ----
Working capital                $ 58,556   46,637    43,002   39,366   33,104

Total assets                    143,654  127,077   104,954   96,751   87,861

Long-term debt (excluding
 current installments)           17,160   12,230    10,989    4,592    5,060

Stockholders' equity             95,220   87,250    60,209   56,431   51,548


No cash dividends have been declared or paid during any of the periods presented.




MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

Consolidated net sales increased to $171 million in 1997 from $150 million in 1996 and $129 million in 1995. A predominant percentage of revenues was derived from commercial and international markets (74% in 1997, 70% in 1996, and 69% in 1995), as compared with sales for U.S. government end-use. More revenues were derived from sales to third-party manufacturers and distributors than sales directly to end-user customers. Management places a strong emphasis on product-related information for analyzing its business.

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

Cost of sales has remained at 65% of consolidated net sales in 1997, 1996, and 1995, but the components of cost of sales have varied over that period. For wireless products, the cost of sales percentage increased to 60% in 1997, compared with 58% in 1996 and 56% in 1995, due to factors affecting the markets for wireless networks and system integration - in particular, greater distribution through indirect channels (which typically carry lower gross profit margins) and a more competitive pricing environment. These factors were partially offset by higher sales of wireless infrastructure products, which have a significantly lower cost of sales percentage than other wireless products. In the space and technology segment, the cost of sales percentage has not varied significantly over the past three years (72% in 1997, compared with 71% in 1996 and 73% in 1995).

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

In 1996, the Company recognized a $1.6 million operating charge to write down certain acquired software, approximately $1.4 million of which related to certain software acquired in the fourth quarter of 1996 in exchange for the Company's minority interest in a privately held software development company. This transaction resulted in a loss because the Company's $3.4 million minority interest investment exceeded the acquired software's estimated fair value of $2 million, which was based upon the present value of net future cash flows expected from the licensing of this product to customers. Capitalized software costs are amortized using the greater of the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues or the straight-line method over four years.

For the years 1997, 1996 and 1995, the most significant recurring item within non-operating income (expense) was net gains and losses from foreign currency transactions and remeasurement associated with
European subsidiaries.   Prior to 1997 and during the start-up period
for these subsidiaries, their functional currency was considered to be the U.S. dollar under Statement of Accounting Standards (SFAS) 52, "Foreign Currency Exchange," due to the subsidiaries' limited operations and dependence upon the parent. The effect of remeasuring the foreign currency financial statements into U.S. dollars was recognized in the consolidated statement of earnings, which resulted in a net loss of $126,000 in 1996 and a net gain of $550,000 in 1995
from remeasurement and foreign currency transactions.   At the
beginning of 1997, the subsidiaries' operational characteristics had changed substantially as compared with previous years. The subsidiaries had significantly increased the size of their sales, marketing and administrative staffs, they had established a central management group on the continent, as well as financial, engineering and service support staffs, and cash flow generated from European operations was sufficient to support these expanded business activities. As a result of these significant changes in operational characteristics, the functional currency of the European subsidiaries was redetermined under SFAS 52 in 1997 to be the local foreign currency, and adjustments resulting from the translation of the subsidiaries' financial statements (including long-term financing from the parent) were reported as a foreign currency translation adjustment within stockholders' equity. The currency translation adjustment to stockholders' equity at the end of 1997 was $1.4 million, substantially all of which resulted from changes in exchange rates during 1997. The Company continued to accrue foreign currency transaction gains or losses on direct export activity and on the European subsidiaries' short-term intercompany liabilities that arise from the purchase of the parent's products for resale in Europe. Total foreign currency transaction losses recognized in the consolidated statement of earnings in 1997 were $449,000.

Non-recurring items in 1997 included a benefit of approximately $248,000, reflecting interest income related to settlement of the Canadian research and development claim, net of a loss on disposal of a business unit within the Company's Canadian operations. In 1996, non-recurring items included net charges of $249,000 for a loss on disposal of a business unit and for certain expenses related to the acquisition of minority shares in the Company's LXE subsidiary. Interest expense increased in 1997 compared with 1996 and 1995 because of increased levels of debt.

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

During 1997, the Company amended its existing revolving credit agreement with a bank to increase available borrowing under the agreement to $30 million: $10 million through December 1999, and $20 million through December 2000. In addition, the Company's revolving credit agreement with a bank in Canada to fund Canadian operations was extended to April 1998. At December 31, 1997, the Company had three immediate sources of credit: $8.2 million remaining under one revolving credit agreement, $3.0 million remaining under another revolving credit agreement, and $2.6 million available under a line of credit in Canada.

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


Year 2000
The Company has developed a plan to modify existing information systems or implement new systems, as necessary, to become "Year 2000" compliant in a timely manner. The Company believes that neither (1) the cost of addressing Year 2000, nor (2) the consequences of untimely resolution of remaining Year 2000 issues, would cause reported data not to be necessarily indicative of future operating
results.   Furthermore, cost of becoming Year 2000 compliant is not
expected to have a material effect on the Company's results of operations.

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

CAL Corporation
1725 Woodward Drive
Ottawa, Ontario  K2C 0P9
CANADA


										Exhibit 23.1


The Board of Directors
Electromagnetic Sciences, Inc.



We consent to incorporation by reference in the registration statements (Nos. 2-76455, 2-78442, 2-94049, 33-31216, 33-38829, 33-
41042, 33-50528, 333-20843 and 333-32425 on Form S-8 of
Electromagnetic Sciences, Inc. of our reports dated January 28, 1998, relating to the consolidated balance sheets of Electromagnetic Sciences, In. as of December 31, 1997 and 1996 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, and all related schedules, which reports appear in the December 31, 1997 annual report on Form 10-K of Electromagnetic Sciences, Inc.



						KPMG PEAT MARWICK LLP



Atlanta, Georgia
December 18, 1998