Form 10-K
period 1998-12-31
EMS TECHNOLOGIES INC
filed 1999-03-31
CIK 32198

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-K

X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

          For the fiscal year ended December 31, 1998
                    Commission File #0-6072

                     EMS TECHNOLOGIES, INC.
     (Exact name of registrant as specified in its charter)
          Georgia                          58-1035424
   (State of incorporation)             (IRS Employer ID No.)
      or organization)

    660 Engineering Drive
      Norcross, Georgia                       30092
    (Address of principal                   (Zip Code)
     executive offices)

Registrant's Telephone Number, Including Area Code - (770) 263-9200

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K: [X]

The aggregate market value of voting stock held by persons other than directors or executive officers on March 26, 1999 was $117.2 million, based on a closing price of $13.75 per share. The basis of this calculation does not constitute a determination by the registrant that all of its directors and executive officers are affiliates as defined in Rule 405.

As of March 12, 1999, the number of shares of the registrant's common stock outstanding was 8,706,083 shares.

                 DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Company's 1998 Annual Report to Shareholders and definitive proxy statement for the 1999 Annual Meeting of Shareholders of the registrant is incorporated herein by reference in Parts II, III and IV of this Annual Report on Form 10-K.

                               PART I

ITEM 1.  Business.

GENERAL

SUMMARY

EMS Technologies, Inc. (formerly Electromagnetic Sciences, Inc.) (the "Company") designs, manufactures and markets products that are important to a wide range of wireless communications applications. The Company focuses on the needs of the mobile information user. The Company is organized around two reportable business segments: Space and Electronics, and Wireless Products. Each segment is separately managed and comprises a range of products and services that share distinct operating characteristics.

(1)  Space and Electronics
This segment manufactures custom-designed, highly engineered hardware. Products perform subsystem functions within larger systems for use in space and satellite communications, radar, surveillance and military counter-measures. Orders typically involve schedules for development and production that can extend a year or more. Most revenues are recognized under percentage-completion accounting. Hardware is sold to prime contractors or systems integrators rather than end-users. The Space and Electronics segment accounted for 39%, 44% and 49% of consolidated net sales in 1998, 1997 and 1996.

(2)  Wireless Products
The Wireless Products segment manufactures standardized antennas, terminals, and other wireless network products. Uses are in logistics, healthcare information management, and PCS/cellular communications. The manufacturing cycle for each order is generally just a few days. Revenues are recognized upon shipment of hardware. Hardware is marketed to end-users and to third-parties who incorporate their products and services with the Company's hardware for delivery to an end-user. The Wireless Products segment accounted for 61%, 56% and 51% of consolidated net sales in 1998, 1997 and 1996.

The discussion of the Company's business set forth in this Item 1 is qualified by the materials appearing below under the heading "RISK FACTORS AND FORWARD-LOOKING STATEMENTS."


BACKGROUND

	  In the space and electronics segment, the Company has a long history of applying high-frequency microwave technology. In the mid-1970's, the Company pioneered the use of electronic beam-forming networks ("BFNs").
A BFN allows a satellite to electronically adjust its antenna pattern in orbit. BFN technology was originally used by defense communications satellites to combat interference from the ground, but it has become important in a wide range of modern communications satellites. BFN technology allows commercial satellites to quickly adjust to changing


In wireless products, the Company has developed wireless local-area computer networks that provide mobility and real-time data communications. These products enhance productivity of mobile workers and improve accuracy of transaction processing operations. The principal market is for material management functions in warehouses and distribution centers (the "logistics" market). Another important market relates to automation of patient care records in the healthcare environment (the "healthcare" market). In to the market for route-accounting; in this market, terminals are used by mobile delivery personnel in tracking sales and inventory. Through relationships with applications software providers that specialize in specific markets, the Company's hardware is typically offered as part of complete system solutions.

The Company's fastest growing wireless product over the past three years has been a line of cellular/PCS base station antennas (marketed under the "DualPol" trademark) that employ polarization-diversity technology. These antennas allow cell-site tower structures that are much simpler and less obtrusive than conventional antenna towers. In addition, these antennas offer superior coverage and resistance to signal-fading, as compared with networks with conventional vertical polarization antennas. The Company also offers a full line of lower-priced, conventional antennas for both cellular and PCS networks. These products, along with a family of accessory products, are marketed to service providers and to original equipment manufacturers ("OEMs") domestically and internationally.



MARKETS AND PRODUCTS
The Company has developed a broad portfolio of technologies and products. The Company focuses on providing customer solutions particularly in the markets for satellite communications, wireless communications infrastructure and wireless local area data networks:

Space and Electronics Markets.
Historically, satellite technology was funded by the military for defense applications. Commercial use was cost-effective only for specialized high-capacity applications in the telecommunications and broadcast industries. However, satellite-based voice and data networks are increasingly being used for a variety of lower-cost, high-volume commercial applications as a result of improvements in satellite technology. New commercial applications include mobile telephony and data communications.

Satellites provide a number of advantages over terrestrial facilities for many high-speed communications service applications:

(1) Satellites enable high-speed communications service where a terrestrial alternative is not available or is not adequate.

(2) Unlike the cost of terrestrial networks, the cost to provide services by satellite does not increase with the distance between sending and receiving stations.

(3) Finally, in contrast to the installation of fiber optic cable, satellite networks can be rapidly and cost-effectively deployed.

Demand for commercial satellites will be determined by several factors, including:

(1) growth in demand for new satellite-based applications, such as mobile telephone or data services,

(2) growth in business networking,

(3) growth in direct-to-home television and related voice, video and data systems,

(4) development of new satellite-based communications architectures to provide basic telephone and television services in developing regions of the world, and

(5) replenishment of orbiting satellite constellations nearing the end of their useful lives.


Several large-scale telecommunications projects are in various stages of development and implementation. They are contributing to the projected demand for commercial satellites. Satellite size and weight have a direct effect on launch cost and capacity. As a result, for these new systems to be commercially viable, the satellite designs must use systems and components that are lighter, smaller, and more highly integrated than in the past.

Proposed system architecture is also affecting the design of ground-based terminals for future satellite networks. Low earth orbiting (LEO) systems will operate at high frequencies and use a constellation of satellites, each with its own complicated antenna system, to produce coverage patterns on the earth that are similar to cellular telephone systems. Because of the high frequencies and small cells used by LEO satellites, the ground terminals will be much smaller and more affordable than their lower-frequency predecessors, and will require smaller antennas with lower transmitter power. Ground terminals will also need to include low-cost scanning antennas to track the satellites as they move overhead, handing-off from one satellite to the next as the constellation progresses.


Space and Electronics Products.
The Company designs and manufactures innovative satellite communications products. These products include satellite systems, subsystems and ground terminal products that address the need for reliable, high-speed communications systems. The high-speed communications services that are expected from the next generation of commercial satellites will involve technologies, such as multiple spot-beam antennas and highly integrated on-board switching, in which the Company has significant experience. The Company's products are typically configured as subsystems, which are complex collections of components that, together, perform a major function or group of functions within a larger satellite system. The subsystems developed by the Company for application in space hardware products include:

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


-  Switches and Switch Matrixes.

The Company also provides a variety of microwave components that are integrated into the equipment of other satellite equipment providers.
These components
typically perform complex switching or control functions. For example, the Company has developed solid state, high-speed switch matrices that route communications signals along multi-channel networks, for interconnectivity of channels and efficient network operation. Other products include redundancy switches used to switch on back-up equipment to replace a failed on-board component.


-  Satellite Bus Products.

The Company designs and produces hardware for the satellite "bus," which is the orbiting platform that provides positioning and power to the payload equipment. The bus acts as the host platform for the mission-specific payload equipment, and a common design is adaptable for many missions. The Company utilizes its specialized design and manufacturing processes to provide electronic power conditioning ("EPC") equipment and attitude control equipment for several types of satellites. EPCs must be very efficient in converting voltages generated by the solar arrays into power supplies that can feed regulated voltages to the on-board equipment.
Another example of bus hardware is the Company's "CALTRAC (trademark)" star tracker that uses high-speed optical technology to provide attitude control information for stabilizing a satellite's orbit. The Company believes that the "CALTRAC (trademark)" star tracker provides performance that is superior to that of older generation units, and it is currently under contract to complete development and supply its equipment to customers who are developing next-generation LEO satellite buses.


- Aeronautical Antennas.

The Company has developed an industry-leading INMARSAT aeronautical antenna product, the AMT-50, which is a mechanically-steered antenna that is connected to an aircraft's navigational system and automatically remains directed toward a geostationary communications satellite for voice and low data-rate communications. This antenna is mounted under a small, unobtrusive radome atop an aircraft's tail stabilizer. The Company believes that this product has the leading market share in the high-end corporate jet developed its "CALQUEST (trademark)" product, which is a complete satellite telephone system. This product is used on a wide range of turbo-prop and jet aircraft for voice and data communications, is functional over North and Central America, and provides a more affordable solution for satellite communications than can be provided within the worldwide INMARSAT system.

The Company is also developing a steerable antenna system designed to provide live television to jet aircraft by wireless link to a direct broadcast satellite (DBS). The system includes a low-profile mechanically steerable antenna system, mechanical positioner, and a beam steering unit to keep the antenna properly pointed at the satellite during the motion associated with flight.


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

The Company is also under contract to develop a new packet-data terminal. Initial uses for the product are expected to be in fleet management and communications for the transportation industry. The Company expects that delivery of this product will begin in 1999.

Subsequent Event Affecting Space Operations.

In January 1999, the Company acquired the Satellite Products business unit of Spar Aerospace Limited, located near Montreal, Quebec. As measured in equivalent U.S. dollars, this business unit had 1998 revenues of approximately $55 million and a backlog of orders at the end of 1998 totaling $90 million.

The transaction was accounted for as an asset purchase valued at approximately $20 million, subject to adjustment for actual versus projected working capital at the closing date, and no goodwill resulted. One-third of the purchase price was financed under the Company's credit line with a U.S. bank, and the remainder is being financed by the seller. The seller-financed amount is payable in four equal installments, with the first installment due approximately three months after the transaction's close and the other three installments due, with annual interest of 5.5%, on December 31, 1999, 2000, and 2001, respectively. All four installments are payable, at the Company's option, either in cash or equivalent value of the Company's common stock.


This newly acquired operation has over 500 employees and a marketing organization that is very experienced in international sales. The site has world-class space manufacturing, integration and test facilities. The operation's four major product lines for satellites - antennas, RF products, power converters, and digital products for command, control and communications - are believed to complement the Company's existing space operations in Atlanta and Ottawa.

Included in the transaction was an equity investment in the SkyBridge program. SkyBridge is one of the latest generation of broadband, multi-media satellite programs under development. The Company's present space operations had already been supporting SkyBridge, and management believes that the addition of the Montreal operations could increase the Company's potential to obtain significant work on this international program.


Wireless Products and Markets.
The Company's wireless products are focused on the markets for (1) wireless infrastructure and (2) wireless local-area computer networks for logistics and healthcare.


                  Wireless Infrastructure

National and international infrastructure for wireless communications will need to expand to support growing worldwide demand. This demand is being fueled by

(1) decreasing prices for wireless handsets,

(2) a more favorable regulatory environment,

(3) greater competition among service providers, and

(4) more availability of services and RF spectrum.

In addition, several developing countries are installing wireless telephone networks as an alternative to installing, expanding or upgrading traditional hard-wired networks. Emerging wireless data applications may also expand the market by allowing service providers to increase revenue-generating traffic on their networks.


Specific technological trends are also affecting the wireless industry. For example, the continuing growth of the wireless communications market has strained the capacity of traditional analog cellular systems that can carry only one call per channel of radio spectrum. As a result, many service providers are installing new digital equipment to increase per-channel capacity by factors ranging from three to eight. In addition, service providers have begun to construct PCS digital networks that operate at twice the frequency level of cellular systems; this provides the greater bandwidth necessary for an expanded range of voice and data services. PCS technology requires smaller cells than analog technology and, as a result, approximately four times the number of base stations to complete its geographical build-out.

Although existing systems have been almost exclusively devoted to the mobile voice/paging market, several proposed systems would offer high-speed wireless services to both businesses and consumers as an alternative to wireline approaches. Initial system applications appear to be in point-to-multipoint communications, where several service providers have licensed spectrum and are conducting field tests. Base station antennas in point-to-multipoint systems emulate the multiple-beam antennas designed for space, and TDMA switching technology could be implemented with hardware very similar to the Company's satellite technologies described previously in this document.


- Dual Polarization Antenna Products.

The Company's "DualPol (trademark)" antenna utilizes polarization diversity to combine the functionality of three vertically-polarized antennas (two receive and one transmit) into a single, compact device. With fewer antennas required, "DualPol (trademark)" technology allows the supporting antenna tower to be much smaller and less expensive than a traditional cellular/PCS antenna site, which must support the weight and wind-loading of a large mounting structure atop the tower. An increasingly important factor in establishingthe location of a cell site is the aesthetics of the tower structure. Unlike traditional vertical polarization cellular antennas, the Company's "DualPol(trademark)" antennas can be mounted in a very compact configuration that can fit on top of existing utility poles, or be disguised, for example, in a clock
tower. The mounting flexibility not only benefits the service provider in obtaining site approvals, but also results in lower installation and structure costs. Further, these antennas offer superior coverage and resistance to signal-fading, as compared with networks with conventional vertical polarization antennas.

The Company's "AcCELLerator (trademark)" antenna combines multiple "DualPol (trademark)" antennas pre-packaged in a compact cylindrical enclosure that provides the same multi-sector coverage as a large, nine-antenna, spatially-diverse base station, yet with a much smaller, less visually-obtrusive structure.

- Vertical Polarization Antenna Products.


The Company's lower-cost vertical polarization antennas apply "beam-shaping" techniques of amplitude and phase weighting to achieve the most effective antenna performance for specific applications. The Company's "OptiFill (trademark)" antennas are designed for use in a typical crowded coverage area. These antennas utilize null filling, upper sidelobe suppression and electronic down tilt to lower co-channel interference, reduce the number of dropped calls, and improve sound quality. The Company's "OptiRange (trademark)" antennas are designed to maximize "gain" and are useful in systems that have large cells, such as rural areas or initial urban system roll-outs with a small number of base stations.

The Company leases a 60,000 square foot facility specifically designed to allow high-volume production of its wireless infrastructure antenna product, as well as quick response to customer orders.

            Wireless Local Area Networks.
Major technological advances and changes in the regulatory environment have led to the development and proliferation of wireless computer networks that extend the reach of existing wired networks. Wireless local area networks (LAN's) now accommodate notebook computers, pen-based notepads and handheld data collection terminals. By providing network connectivity for mobile users, these products increase the accuracy, timeliness and convenience of data collection and information access. Traditionally, these wireless LAN systems were developed for operation using narrow band UHF radios at 450 MHz. The current generation of wireless LAN systems typically operate at 900 MHz with data rates in the range of 56-64 Kbps. The next generation of wireless LAN systems operate at even higher speeds of 1 Mbps operating at 2.4 GHz. Future video transmissions and conferencing systems will likely use the 5.7 GHz frequency band where transmission rates of up to 25 Mbps are foreseen.

The development of these advanced products has created new applications in established industrial markets and in vertical markets, such as healthcare.
In healthcare, for example, wireless LANs now allow medical professionals to access clinical data and input patient charting information at the point-of-care anywhere in a hospital environment. Data-intensive applications in markets such as healthcare require robust and scalable wireless networks that can support an increasing number of applications and users over time.

Healthcare systems are typically sold by software providers that have the direct relationship with end-user customers. To enhance its role with the software providers, the Company provides other hardware and accessories needed for complete wireless systems.

The Company has strategic alliances or VAR (value added re-seller) arrangements with several of the leading healthcare information management companies, including the HBO & Company ("HBOC"), which is the largest in the U.S. The Company has completed wireless LAN installations in a significant number of hospitals and healthcare facilities.

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

- Terminals.

The Company offers several types of terminals, all of which utilize radio frequency technology:

(1) Hand-held terminals are small, lightweight and intended to be carried by people,

(2) Vehicle-mounted terminals are larger, heavy-duty terminals for use on fork-lifts, cranes and other mobile materials handling equipment,

(3) A table-top model is used for fixed positions where computer cabling is not practical, and

(4) Wireless modems provide wireless communication capabilities for other devices, such as small computers or process controllers.

All terminals incorporate built-in radios that operate either in a licensed, narrow frequency band or in an unlicensed broader, "spread spectrum" frequency band. The Company's terminals incorporate Intel (registered trademark) processors that allow support for either terminal emulation or client-server applications.



- Radio Base Stations and Controllers.

The wireless communications link between the terminal and the host computer or network is completed by a radio base station and controller. The radio base station and controller may be integrated into a single unit for smaller systems. A base station converts the radio signals from a terminal to digital signals recognizable by the host computer, and also converts data from the host computer into radio signals for transmission to the terminals. Radio base stations can operate effectively in facilities of many sisea and structural designs.


Controllers provide the critical interface between the radio base station a nd the host computer. The Company's controllers provide transparent connectivity to all widely accepted computer architectures without modifications of existing applications software and network structure. Controllers also manage complex transmission traffic with sophisticated programming algorithms.


- Healthcare Products and Services.

The Company designs and implements wireless networks for healthcare information applications, which involve integration of its own products with specialized terminals and radios from other manufacturers. The Company's healthcare hardware includes its latest generation of handheld terminals for materials management and the specially-designed "PenDock (trademark)" docking station that provides constant battery charging and secure access to keyboards in the healthcare environment. The Company has also design a mobile clinical workstation as a "hands-free" alternative to the use of handheld terminals.


 - Other Products.

In addition to the basic system hardware, the Company offers various accessories:

(1) Bar code scanners,

(2) Battery chargers,

(3) Portable printers,

(4) Software products for system communications, integrated applications and terminal emulation, and

(5) Repair and maintenance services.

SALES AND MARKETING
The Company's sales and marketing strategy is focused on direct sales of space and satellite communications and wireless infrastructure products. Due to the technical nature of the Company's products, these direct sales efforts are conducted primarily by internal personnel with a strong engineering background. Particularly in the Space and Electronics group, many of these personnel have other engineering or management responsibilities within the Company. The Company also utilizes independent marketing representatives, both in the U.S. and internationally. These individuals are selected for their knowledge of the local market and their ability to provide technical support and ongoing, direct contact with the Company's current and potential customers.

In space and electronics, the development of major business opportunities often involves significant bid and proposal effort; this work can include complex engineering to determine the technical feasibility and cost effectiveness of various design approaches. Most of the Company's bid and proposal costs are reported in cost of sales, although a portion of these costs is classified as selling, general and administrative expenses. Total bid and proposal costs were $2.5 million in 1998, compared with $1.8 million in 1997 and $1.2 million in 1996, reflecting an increased number of major business opportunities, especially in space communications.

The markets for space and satellite communications comprise a relatively small number of customers, which are typically well-known large corporations. The Company's marketing efforts rely on ongoing communications with this base of potential customers, both to determine the customers' future needs and to inform customers of the Company's capabilities. Because the Company can often receive multiple orders from many of these customers, technical support and service after the sale are also crucial to maintain a strong supply relationship.

The Company's sales and marketing strategy for wireless products involves:

(1) direct sales to end users, and

(2) indirect sales through third parties who often incorporate their products and services with the Company's hardware for delivery to an end-user. Third parties include:

     (a) strategic partners,

     (b) value-added re-sellers,


     (c) original equipment manufacturers, and

     (d) distributors, including representatives in 35 countries.

For wireless infrastructure, sales and marketing are performed by internal staff plus three regional sales offices in North America. Direct sales of logistics systems are performed by an internal sales support staff, 20 regional sales persons in North America, and six European subsidiaries. For healthcare, the Company relies solely on its strategic partners for their sales efforts, and works closely with them to identify and meet customer needs and to provide necessary customer support.


BACKLOG
The backlog of consolidated orders at December 31, 1998 was $49 million, compared with $54 million one year earlier. The decrease was primarily in the space and electronics segment, in which potential customers are proposing and developing major new programs, but have not progressed to the point of placing significant orders with suppliers.


MATERIALS

Materials used in the Company's space and electronics products consist primarily of magnetic microwave ferrites, metals such as aluminum and brass, permanent magnet materials, and electronic components such as transistors, diodes, IC's, resistors, capacitors and printed circuit boards. Most of the magnetic microwave ferrite materials are purchased from two suppliers, and permanent magnet materials are purchased from a limited number of suppliers. Electronic components and metals are available from a larger number of suppliers and manufacturers.

The electronic components and supplies, printed circuit assemblies, keypad assemblies and molded parts needed for the Company's wireless products are generally available from a variety of sources. Bar code scanners are included in almost all orders, and a significant number of the scanners are purchased from Symbol Technologies, Inc., which is also a competitor of the Company; however, there are alternative suppliers that manufacture and sell bar code scanners under license agreements with Symbol. The Company believes that its logistics competitors also rely on scanning equipment purchased from or licensed by Symbol. In addition, Symbol and the Company have a license agreement which allows the Company to utilize Symbol's patented integrated scanning technology in certain future products.


The Company believes that its present sources of required materials are adequate. The Company does not believe that the loss of any supplier or subassembly manufacturer would have a material adverse effect on its business. In the past, shortages of supplies and delays in the receipt of necessary components have not had a material adverse effect on shipments of the Company's products.


COMPETITION
The Company believes itself to be, in sales, a major independent supplier of (1) microwave subsystems for satellite communications and other specialized uses, (2) base station antennas and other wireless infrastructure products for cellular and PCS mobile networks, and
(3) wireless local-area computer network products, mainly for logistics systems. However, the Company's markets are highly competitive. Some of the Company's competitors have substantial resources and facilities that exceed those of the Company also competes against smaller, specialized firms.

In the space and electronics segment, the Company competes with divisions of certain large U.S. industrial concerns, such as Raytheon, Hughes, Loral, M/A-Com, Inc., and Rockwell, as well as non-U.S. companies such as COMDEV and RACAL. Some of these companies, as well as others, are potential competitors of the Company for certain contracts and potential customers on other contracts. Certain major customers could also elect to internally develop and manufacture the products that they presently purchase from the Company.

In the wireless products segment, the Company competes with divisions of certain large U.S. and international companies, including Allen Telecom and Ericcson in the wireless infrastructure market, and Unova, Symbol Technologies, Teklogix Corp. and Telxon Corporation in the logistics market.

The Company believes that the key competitive factors in both the space and technology segment and the wireless products segment continue to be product performance, technical expertise and support to customers, adherence to delivery schedules, and price.


RESEARCH AND DEVELOPMENT
The Company conducts most of its research and development in the space and electronics segment in direct response to the unique technical requirements of a customer's order, and most of these costs are included with the overall manufacturing costs for specific orders.


In 1998, 1997 and 1996, the Company spent $13.1 million, $9.1 million and $12.1 million, respectively, in internally sponsored research and development. The lower level of expenses in 1997 compared with 1996 was due to the completion of several development projects in late 1996 and early 1997 related to new wireless technologies and SATCOM products. In addition, the Company directed a higher proportion of its total research and development effort in 1997 toward customer-funded projects, and the Company's $677,000 settlement under a Canadian government technology program, resulting from a claim for unreimbursed research and development expenses incurred in years prior to 1991.


EMPLOYEES
As of December 31, 1998, the Company and its subsidiaries employed a total of approximately 1,100 persons. Over 70% of the Company's employees are directly involved in engineering or manufacturing activities.


RISK FACTORS

The business operations of EMS Technologies involve significant risks and uncertainties that could adversely affect its financial condition, results of operations, and future development. In addition to domestic economic conditions, which can change unexpectedly and affect US businesses generally, these risks and uncertainties include the following:

Competitive Technology Could be Superior. The markets in which EMS competes are very sensitive to technological advances. As a result, technological developments by competitors can cause our products to be less desirable to customers, or even to become obsolete.

Competitors' Marketing Strategies Can Affect Our Results. EMS operates in competitive markets. Its competitors may pursue aggressive marketing strategies, such as significant price discounting. These competitive activities can reduce EMS's sales and profit margins below expected levels.

Major Potential Sales Require that Customers Find Adequate Funding. Major communications infrastructure programs, such as proposed constellations of low-earth-orbiting satellites or PCS/cellular systems for large urban areas, are important sources of our current and planned future revenues. We also participate in a number of large defense programs. Programs of this nature cannot proceed unless the customer can raise adequate funds, from either governmental or private sources. As a result, our expected revenues can be affected by political developments or by conditions in private capital markets. They can also be affected by whether private capital markets are receptive to a customer's proposed business plans.

Public Acceptance of New Communications Systems Affects Purchases by Our Customers. Construction and expansion of new communications systems depends on public demand for the new services. As a result, growth rates in our revenues from wireless infrastructure products and proposed high-speed satellite communications systems are likely to be heavily affected by the timing and extent of public willingness to buy mobile communications services.

We May Encounter Technical Problems. Technical difficulties can cause delays and additional costs for EMS. We are particularly exposed to this risk in product development efforts, and in fixed-price contracts on technically advanced programs that require novel approaches and solutions.

New Product Transitions Can Be Costly and Disruptive. Because our businesses involve constant efforts to improve existing technology, EMS regularly introduces new generations of products. During these transitions, customers may reduce purchases of older equipment more rapidly than we expect, which can cause lower revenues and excessive inventories. In addition, product transitions create uncertainty about both production costs and customer acceptance. These potential problems are generally more severe if our product introduction schedule is delayed by technical development problems.

Our Products May Unexpectedly Infringe on Third-Party Patents. As we regularly develop and introduce new technology, we have a risk that our new products or manufacturing techniques infringe on patents held or currently being processed by others. The US Patent Office does not publish patents that are in process, and its processing typically takes at least two years and often even longer. Thus, we may be affected by a patent granted well after EMS has introduced an infringing product. In addition, questions of whether a particular product infringes a particular patent can involve significant uncertainty. As a result of these factors, third-party patents may interfere with marketing plans, or may from time to time create significant expense to defend infringement claims or respond to customer indemnification claims.

We Depend on Highly Skilled Employees. Because our products and programs are technically sophisticated, EMS must attract and retain employees with advanced technical and program-management skills. Other employers also often recruit persons with these skills, both generally and in focused engineering fields.

The Export License Process for Space Products Has Become Very Uncertain.
As a result of recent legislation, products for use on commercial satellites are included on the US Munitions List and are subject to State Department licensing requirements. We expect delays in processing licenses because the State Department has announced that it has not added staff to handle its increased workload and does not have Congressional appropriations to do so. We also expect that political considerations will increase the time and difficulty of obtaining licenses for export of technically advanced products. The license process may prevent particular sales, and in general will create schedle uncertainties that may cause foreign customers, such as those in Western Europe, to develop internal or other foreign sources rather than use US suppliers.

Conditions in Other Countries Affect Our Revenues. International sales significantly affect EMS's financial performance. Economic conditions in customer countries, and exchange rate movements that affect the local-currency cost of our products, are particularly important in our wireless local-area network and PCS/cellular infrastructure businesses.

In Some Markets, We Depend on Marketing Relationships with Other Companies. In the healthcare, mobile satellite communications, and route accounting markets, the Company does not have established distribution channels. Rather, we are seeking to develop marketing relationships with other companies that have, for example, specialized software and established customer service systems. EMS's success in these markets will be heavily affected by whether we can identify and structure effective relationships with these other companies.

We are in the Process of Integrating a Major Acquisition in Our Space & Electronics Business. EMS acquired the Montreal-based Space Products division of Spar Aerospace Limited on January 29, 1999. This operation has more than 500 employees, 330,000 square feet of facilities, and a $90 million backlog at December 31, 1998. Particularly during 1999, our financial performance will be affected by whether we can avoid unexpected integration costs and by our success in identifying and implementing potential operating efficiencies.

EMS's Quarterly Results Are Volatile and Difficult to Predict. The quarterly earnings contributions of some of our product lines are heavily dependent on customer orders or product shipments in the final weeks or days of the quarter. This can create volatility in quarterly results, and hinders our ability to determine in advance whether quarterly earnings will meet prevailing analyst expectations.


FORWARD-LOOKING STATEMENTS

The discussions of the Company's business in this Report, and in other public documents or statements that may from time to time incorporate or refer to these disclosures, contain various statements that are or may be deemed to be forward-looking. Forward-looking statements include, but are not limited to:

(1) statements about what the Company or management believes or expects,

(2) statements about anticipated technological developments or anticipated market response to or impact of current or future technological developments or product offerings,

(3) statements about trends in markets that are served or pursued by the Company,

(4) statements implying that the Company's technology or products are well suited for particular emerging markets, and

(5) statements about the Company's plans for product developments or market initiatives.

These forward-looking statements may differ materially from actual results due to the variety of risks and uncertainties that affect the Company, including those set forth under the foregoing "Risk Factors" heading.


EXECUTIVE OFFICERS OF THE REGISTRANT
Information concerning the executive officers of the Company is set forth below:

Thomas E. Sharon, age 54, became Chairman of the Board in 1998, Chief Executive Officer in July 1994, and had previously served as President since 1987. He joined the Company as an engineer in 1971 and later served as Executive Vice President from 1985 to 1987. He became a Director in 1984. He also serves as a Director and officer of each of the Company's operating subsidiaries.

Don T. Scartz, age 57, has served as Senior Vice President and Chief Financial Officer of the Company since 1995; he has also served as Treasurer since 1981, as Vice President-Finance from 1981 to 1995, and as Secretary from 1982 to 1991. He joined the Company as Controller in 1978. He also serves as the Chief Financial Officer of each of the Company's operating subsidiaries. He became a director of the Company in 1995.

John J. Farrell, age 48, is Senior Vice President of the Company and President of its Wireless Products Group. He joined the Company in
May 1995 as President and Chief Operating Officer of the LXE subsidiary (which conducts the logistics and healthcare business). Previously, he had been Senior Vice-President and Chief Operating Officer of Oki Telecom, a world-wide supplier of cellular telephones and base stations, since 1993. During the three years prior to 1993, he directed Oki's marketing and sales efforts.

William S. Jacobs, age 53, became General Counsel and Secretary of the Company in 1992, and Vice President in 1993. He is also responsible for the legal affairs of the operating subsidiaries. Previously, he was engaged in the private practice of law, and in such capacity had served as the Company's principal corporate legal counsel since 1982.

Jeffrey A. Leddy, age 44, became Vice President in 1997 with responsibilities inlcuding corporate strategic planning. Previously, he served since
July 1994 as President of the EMS Technologies, Inc. subsidiary, which conducts much of the space and electronics business. He joined the Company as an engineer in September 1980.

Gerald S. Bush, age 43, is Vice President and General Manager, Space and Electronics, Canada. He joined the Company in January 1999, when the Company acquired the Satellite Products business of Spar Aerospace Limited
(Spar) where Mr. Bush had been Vice President and General Manager since 1998. Mr. Bush joined Spar in 1981 as a structural and thermal analyst. He served as a program manager until 1995, when he became Director of Manufacturing for Spar's Satellite Products business, and in 1996 he became Vice President of Operations for that business.

Paul R. Cox, age 40, has been Vice President and General Manager, Space and Electronics, Atlanta since 1998. He joined the Company in 1985 as an engineer, and prior to his current position he was Director, Space
Products until 1997, when he became Vice President, Space Systems.

James T. Grosch, age 41, has been Vice President and General Manager, Infrastructure Products since 1998. He joined the Company in 1985 as an engineer, and he has managed the Company's EMS Wireless business group, which designs, manufactures and markets the Company's line of PCS/cellular base station antennas, since that group's inception in 1993, first as Vice President, Wireless Communications, and later (1997) as Vice President and General Manager of EMS Wireless.

Neilson A. Mackay, age 59, is Vice President and General Manager, SATCOM Products. He joined the Company in September 1992 as President of CAL Corporation, an Ottawa, Ontario based subsidiary engaged in the Company's space and technology business.



ITEM 2.  Properties.

The Company's corporate headquarters and its Georgia operations are located in two buildings owned by the Company (comprising 250,000 square feet of floor space on 21 acres), as well as in 119,000 square feet of leased office space (leases to expire prior to 2004) in three other buildings, all located in or near Technology Park, Norcross, Georgia, a suburb of Atlanta. The combined Georgia facilities comprise clean rooms, a microelectronics laboratory, materials storage and control areas, assembly and test area, offices, engineering laboratories, a ferrites laboratory, drafting and design facilities, a machine shop, a metals finishing facility, dark rooms and painting facilities. The Company leases approximately 63,000 square feet of office and manufacturing space for its Canadian operations, located in Ottawa, Ontario; the lease on this facility expires in 2007.

The Company's Montreal operations include a 330,000 square foot facility surrounded by 34 acres of undeveloped land. One-fourth of the facility comprises manufacturing, assembly and laboratory space, including an advanced near-field and far-field test range area and a subsystem and payload integration area. Three-fourths of the facility is used for engineering and administrative office space. The facility's location in the province of Quebec affords it significant tax incentives and credits sponsored by the provincial government.

ITEM 3.  Legal Proceedings.

Not Applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders.

Not Applicable


                             PART II

ITEM 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.

The common stock of EMS Technologies, Inc. is traded in the over-the-counter market (Nasdaq symbol ELMG). At March 12, 1999 there were approximately 1,000 shareholders of record, and the Company believes that there were approximately 4,000 beneficial shareholders, based upon broker requests for distribution of Annual Meeting materials. The price range of the stock is shown below:

                      1998 Price Range      1997 Price Range
                        High      Low         High      Low
                        ----      ---         ----      ---
First Quarter         $ 24-3/4    17-1/2     25-1/4    17-1/4
Second Quarter          24-3/8    16-5/8     22-3/4    14-1/2
Third Quarter           21-1/4    11-1/8     29        17-1/4
Fourth Quarter          16-1/4    10-1/4     28-3/4    16


The Company has never paid a cash dividend with respect to shares of its common stock and has retained its earnings to provide cash for the operation and expansion of its business. Future dividends, if any, will be determined by the Board of Directors in light of the circumstances then existing, including the Company's earnings and financial requirements and general business conditions.


ITEM 6.  Selected Financial Data.

Information required for this item is incorporated herein by reference to the Selected Financial Data contained in the Company's 1998 Annual Report to Shareholders, and is included in Exhibit 13.1.

ITEM 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

ITEM 7a. Item 7a. Quantitative and Qualitative Disclosures About Market Risk

At December 31, 1998, the Company had the following market risk sensitive instruments (in thousands):

   Revolving credit loan, maturing in November 2003,
   interest payable quarterly at a variable rate
   (6.55% at the end of 1998)                               $ 19,150

   Line of credit maturing in May 1999, interest
   payable at a variable rate (7.5% at the end of 1998)        2,197
                                                              ------
       Total long-term debt                                 $ 21,347
                                                              ======

At December 31, 1998, the Company also had intercompany accounts that eliminate in consolidation but that are considered market risk sensitive instruments:

   Short-Term Due to Parent, payable by European subsidiaries in the following countries and arising from purchase of the Parent's products for sale in Europe:

                           Exchange Rate
				      ($U.S. per unit          $U.S. in thousands
                         of local currency)       (Reporting Currency)
                         ------------------       --------------------
     Belgium                  .029 /Franc                   $    586
     Holland                  .179 /Guilder                    3,881
     Germany                  .599 /Mark                       1,932
     Sweden                   .532 /Krona                        411
     France                   .123 /Franc                      2,129
                                                              ------
       Total short-term due to parent                       $  8,939
                                                              ======

   Long-Term Debt to Parent, with unspecified maturity, incurred by Canadian subsidiary to provide working capital, with interest accruing at an annual rate of 6% as of December 31, 1998:

     Exchange Rate ($U.S. per $Canadian)          $.653 / Can. Dollar

     Total long-term debt to parent ($U.S. in thousands)     $ 9,738
                                                              ======

Information required for this item is incorporated herein by reference to the Management's Discussion and Analysis of Results of Operations and Financial Condition contained in the Company's 1998 Annual Report to Shareholders, and is included in Exhibit 13.1.

ITEM 8.  Financial Statements and Supplementary Data.

Information required for this item is incorporated herein by reference to the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in the Company's 1998 Annual Report to Shareholders, and is included in Exhibit 13.1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.


                             PART III

ITEM 10. Directors and Executive Officers of the Registrant.

The information concerning directors called for by this Item is contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders and is incorporated herein by reference. The information concerning executive officers called for by this Item is set forth under the caption "Executive Officers of the Registrant" in Item 1 hereof.


ITEM 11. Executive Compensation.

The information called for by this Item is contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

The information called for by this Item is contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions.



                          PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K.

(a)1.  Financial Statements

The following consolidated financial statements are contained in the Company's 1998 Annual Report to Shareholders, and are incorporated herein by reference to Exhibit 13.1:

     Independent Auditors' Report.

     Consolidated Statements of Earnings -
      Years ended December 31, 1998, 1997 and 1996.

     Consolidated Balance Sheets - December 31, 1998 and 1997.

     Consolidated Statements of Stockholders' Equity and Comprehensive
      Income - Years ended December 31, 1998, 1997 and 1996.

     Consolidated Statements of Cash Flows - Years ended December 31,
      1998, 1997 and 1996.

     Notes to Consolidated Financial Statements.


(a)2.  Financial Statement Schedules

     Independent Auditors' Report

     II.  Valuation and Qualifying Accounts -
          Years ended December 31, 1998, 1997
          and 1996

All other schedules are omitted as the required information is inapplicable, or the information is presented in the financial statements or related notes.


INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
EMS Technologies, Inc.:

Under date of February 5, 1999, we reported on the consolidated balance sheets of EMS Technologies, Inc. (formerly known as Electromagnetic Sciences, Inc.) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the 1998 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.


In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.







                                  KPMG LLP



Atlanta, Georgia
February 5, 1999



Schedule II


EMS Technologies, Inc.
Valuation and Qualifying Accounts
(In thousands)

                     Years ended December 31, 1998, 1997 and 1996
                 -----------------------------------------------------
                             Additions
                 Balance at  charged to                        Balance
                 beginning   costs and                         at end
Classification    of year    expenses   Deductions    Other    of year
--------------   ----------  ---------- ----------    -----    -------

Allowance for
 Doubtful Accounts:
   1996           $   720        -        (450)(a)       -        270

   1997           $   270        -          -            -        270

   1998           $   270       317(a)    (277)(a)       -        310


Reserve for Deferred
 Tax Assets:

   1996           $ 6,161       751(b)      -            -      6,912

   1997           $ 6,912        -        (920)(b)       -      5,992

   1998           $ 5,992        -      (4,664)(b)       -      1,328


(a) Deductions in 1996 and additions in 1998 represented adjustments of the level of reserves determined to be necessary based upon the general aging of receivables and the repayment of certain balances. In addition, deductions in 1996 and 1998 included the write-off of certain receivables.

 (b) Changes in the reserve for deferred tax assets related to the net change in the underlying deferred tax assets associated with the Company's Canadian subsidiary. These deferred tax assets had been fully reserved when the subsidiary was acquired in 1993 due to uncertainty about realization. As a result, these changes in reserves had no effect on the Company's 1996 or 1997 statement of earnings. In 1998, based upon the Canadian operation's significantly improved profitability and management's revised assessment of the subsidiary's business prospects, the valuation allowance related to these deferred tax assets was decreased; the resulting benefit was allocated to goodwill and there was no effect on the Company's 1998 statement of earnings.

(a)3.  Exhibits
The following exhibits are filed as part of this report:

 2.1 Asset Purchase Agreement, dated December 30, 1998, by and between Electromagnetic Sciences, Inc. and Spar Aerospace Limited, inlcuding Exhibits 1 and 2 but excluding all Schedules. (The list of Schedules appears in Section 1.12 of the Agreement; (i) the registrant hereby agrees to furnish supplementally a copy of any Schedule to the Commission upon its request.) (Incorporated by reference to the Company's Current Report on Form 8-K dated January 9, 1999.)

 2.2 Letter of Amendment to Purchase Agreement, dated January 29, 1999 (incorporated by reference to the Company's Current
       Report on Form 8-K dated January 9, 1999).

 3.1 Second Amended and Restated Articles of Incorporation of EMS Technologies, Inc., effective March 22, 1999.

 3.2   Bylaws of EMS Technologies, Inc., as amended through
       March 15, 1999.

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

 4.3 Second Amended and Restated Loan Agreement, dated November 9, 1998, between the Company and SunTrust Bank, Atlanta, together with Amendment and Consent dated as of January 29, 1999, and Second Amendment dated as of February 24, 1999.

10.1 Employment Agreement dated as of January 1, 1989, by and between the Company and Thomas E. Sharon (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.2 Amendment, dated July 29, 1992, of Employment Agreement dated as of January 1, 1989, by and between the Company and Thomas E. Sharon.

10.3 Second Amendment, dated November 15, 1994, of Employment Agreement dated as of January 1, 1989, by and between the Company and Thomas E. Sharon (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31,
       1994).

10.4 Third Amendment, dated as of August 10, 1998, of Employment Agreement dated as of January 1, 1989, by and between the Company and Thomas E. Sharon.

10.5	  Employment Agreement, dated as of August 10, 1998, by and between the Company and John J. Farrell, Jr.

10.6 Employment Agreement, dated as of August 10, 1998, by and between the Company and Don T. Scartz.

10.7   1981 Incentive Stock Option Plan, as amended and restated
       February 6, 1987, and further amended through March 23, 1989 (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

10.8 Form of split-dollar life insurance agreement between the Company and certain of its officers (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.9   Form of split-dollar life insurance agreement effective
       January 1, 1993, between the Company and William S. Jacobs.

10.10 Electromagnetic Sciences, Inc. 1986 Non-Qualified Stock Option Plan, as amended through July 31, 1992 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

10.11 Electromagnetic Sciences, Inc. 1992 Stock Incentive Plan as amended through October 3, 1996 (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement No. 333-14235 on Form S-4).

10.12 Amendments adopted May 2, 1997, to the Electromagnetic Sciences, Inc. 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.13 EMS Technologies, Inc. 1997 Stock Incentive Plan, as adopted January 24, 1997, and amended through February 19, 1999.

10.14 Form of Stock Option Agreement evidencing options granted to executive officers under the EMS Technologies, Inc. 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31,
       1997).

10.15 Form of Stock Option Agreement evidencing options granted automatically to non-employee members of the Board of Directors upon their initial election to the Board.

10.16 Form of Stock Option Agreement evidencing options granted automatically to non-employee members of the Board of Directors, following five years of service, under the Electromagnetic Sciences, Inc. 1997 Stock Incentive Plan (incorporated by reference to Exhibit
       10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.17 Form of Stock Option Agreement evidencing options granted to executive officers under the Electromagnetic Sciences, Inc. 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.)

10.18 Form of Stock Option Agreement dated May 15, 1995, evidencing option granted to John J. Farrell, Jr. under the 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31,
       1995).

10.19 Form of Stock Option Agreement evidencing options granted automatically under the 1992 Stock Incentive Plan to newly-elected non-employee members of the Board of Directors (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

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

10.23  Electromagnetic Sciences, Inc. Executive Annual Incentive
       Compensation Plan, as amended on August 10, 1998.

10.24 Form of Indemnification Agreement between the Company and its directors (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.25 Form of Indemnification Agreement between the Company and its Vice President and General Counsel (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.26 Letters dated April 17, 1995 and April 19, 1995 between LXE Inc. and John J. Farrell, Jr. concerning the terms of his employment as President of LXE Inc. (incorporated by reference to Exhibit 10.1 to Report on Form 10-Q of LXE Inc. for the quarter ended June 30,
       1995).

10.27 Form of note evidencing indebtedness to the Company of its Chief Executive Officer and certain other executive officers (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 1998).

10.28 Letter, dated February 24, 1999, governing credit facility between EMS Technologies Canada, Ltd., a consolidated subsidiary of the Company, and Canadian Imperial Bank of Commerce, including Schedule-Standard Credit Terms.

13.1 Those portions of the Company's 1998 Annual Report to Shareholders incorporated by reference into this Annual Report on Form 10-K.

22.1   Subsidiaries of the registrant.

23.1 Independent Auditors' Consent to incorporation by reference in Registration Statements Nos. 2-76455, 2-78442, 2-94049, 33-31216,
       33-38829, 33-41042, 33-50528, 333-20843 and 333-32425, each on Form
       S-8.

27.1    Financial Data Schedule - 12 months ended December 31, 1998

(b).  Reports on Form 8-K.

No Reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998.



                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMS TECHNOLOGIES, INC.

By: /s/                                          Date: 3/30/99
    President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/                                          Date: 3/30/99
    Chairman of the Board, Chief Executive
    Officer and Director
    (Principal Executive Officer)


By: /s/                                          Date: 3/30/99
    Don T. Scartz, Senior Vice President
    and Chief Financial Officer, Treasurer
    and Director
    (Principal Financial and Accounting Officer)


By: /s/                                          Date: 3/30/99
    Jerry H. Lassiter, Director



By: /s/                                          Date: 3/30/99
    John B. Mowell, Director



By: /s/                                          Date: 3/30/99
    Elvie L. Smith, Director



By: /s/                                          Date: 3/30/99
    Norman E. Thagard, Director




Exhibit 3.1



     SECOND AMENDED AND RESTATED ARTICLES OF INCORPORATION

                              OF

                      EMS TECHNOLOGIES, INC.

                          ARTICLE ONE

                             NAME

	The name of the corporation is EMS Technologies, Inc.


                         ARTICLE TWO

                       CAPITALIZATION

	The corporation shall have the authority, exercisable by its Board of Directors, to issue up to 75,000,000 shares of Common Stock, $.10 par value per share, and 10,000,000 shares of Preferred Stock, $1.00 par value per share, which shall be established and designated from time to time by the Board of Directors in such series and with such preferences, limitations, and relative rights as may be determined by the Board of Directors. The holders of the outstanding shares of a class of stock shall not be entitled to vote as a separate class upon a proposed amendment to these Articles of Incorporation that is solely for the reason of increasing or decreasing the aggregate number of authorized shares of such class, and the number of such shares may be increased or decreased without such a vote, subject to such votes as shall otherwise be required by applicable law for the amendment of these Articles of Incorporation.


                      ARTICLE THREE

             LIMITATION OF DIRECTOR LIABILITY

	No director of the corporation shall be personally liable to the corporation or its shareholders for monetary damages for breach of the duty of care or any other duty as a director, except that such liability shall not be eliminated for:

(a)	any appropriation, in violation of the director's duties, of any business opportunity of the corporation;

(b) acts or omissions which involve intentional misconduct or a knowing violation of law;

(c) the types of liability set forth in Section 14-2-832 (or any successor or redesignation to this provision) of the Georgia Business Corporation Code (the "Code"); or

 (d) any transaction from which the director received an improper personal benefit.

If at any time the Code is amended to authorize the further limitation or elimination of the liability of a director, then the liability of each director of the corporation shall be limited or eliminated to the fullest extent permitted by the Code, as amended, without further action by the shareholders, unless the provisions of the Code, as amended, require further action by the shareholders.

	Any repeal or modification of the provisions of this Article Three by the shareholders of this corporation shall not adversely affect any right of a director or officer of the corporation existing at the time of such repeal or modification.

										Exhibit 3.2





                            BYLAWS

                              OF

                    EMS TECHNOLOGIES, INC.


                       As Amended Through


                         March 15, 1999




TABLE OF CONTENTS								  PAGE


ARTICLE ONE - OFFICES

	Section 1.1	Registered Office and Agent               1
	Section 1.2    Principal Office                       1
	Section 1.3    Other Offices	                         1


ARTICLE TWO  - SHAREHOLDERS' MEETINGS	                 1

	Section 2.1    Place of Meetings	                     1
	Section 2.2    Annual Meetings                        1
     Section 2.3    Special Meetings                   2
	Section 2.4    Notice of Meetings                     2
	Section 2.5    Waiver of Notice                       2
	Section 2.6    Quorum; Manager of Acting              2
     Section 2.7    Voting of Shares                   3
 	Section 2.8    Proxies                               3
     Section 2.9    Presiding Officer                  3
	Section 2.10   Adjournments                           3
	Section 2.11   Conduct of the Meeting                 3
	Section 2.12   Matters Considered at Annual Meetings  4

ARTICLE THREE - THE BOARD OF DIRECTORS                 4
	Section 3.1    General Powers                         4
	Section 3.2    Number, Election and Terms of Office   4
     Section 3.3	   Removal                            4
	Section 3.4	   Vacancies                              5
	Section 3.5	   Compensation                           5
	Section 3.6	   Committees of the Board of Directors   5
	Section 3.7	   Certain Nomination Requirements        5
	Section 3.8	   Qualification of Directors             6
	Section 3.9	   Related-Party Transactions             6



ARTICLE FOUR - MEETINGS OF THE BOARD OF DIRECTORS	     6

	Section 4.1	Regular Meetings                          6
	Section 4.2	Special Meetings                          6
	Section 4.3	Place of Meetings                         6
	Section 4.4	Notice of Meetings                        6
	Section 4.5	Quorum                                    6
	Section 4.6	Vote Required for Action                  7
	Section 4.7	Participation by Conference Telephone     7
	Section 4.8	Action by Directors Without a Meeting     7
	Section 4.9	Adjournments                              7
	Section 4.10	Waiver of Notice                         7


ARTICLE FIVE - OFFICERS                                7

	Section 5.1	Offices                                   7
	Section 5.2	Term                                      7
	Section 5.3	Compensation                              8
	Section 5.4	Removal                                   8
	Section 5.5	Chairman of the Board                     8
	Section 5.6	Chief Executive Officer                   8
	Section 5.7	President                                 8
	Section 5.8	Vice Presidents                           8
	Section 5.9	Secretary                                 8
	Section 5.10	Treasurer                                8
	Section 5.11	Assistant Secretaries and Assistant
            		Treasurers                               9
	Section 5.12	Bonds                                    9


ARTICLE SIX - DIVIDENDS                                9


ARTICLE SEVEN - SHARES                                 9

	Section 7.1	Authorization and Issuance of Shares      9
	Section 7.2	Share Certificates                        9
	Section 7.3	Rights of Corporation with Respect to
				  Registered Owner                                10
	Section 7.4	Transfers of Shares                      10
	Section 7.5	Duty of Corporation to Register
				  Transfer                                        10
	Section 7.6	Lost, Stolen or Destroyed Certificates   10
	Section 7.7	Fixing of Record Date                    10
	Section 7.8	Record Date if None Fixed                11


ARTICLE EIGHT -  INDEMNIFICATION                      11

	Section 8.1	Indemnification of Directors and
				  Officers                                        11
	Section 8.2	Indemnification of Directors and
				  Officers for Derivative Actions                 11
	Section 8.3	Indemnification of Employees and Agents  11
	Section 8.4	Subsidiaries and Other Organizations     12
	Section 8.5	Determination                            12
	Section 8.6	Advances                                 12
	Section 8.7	Non-Exclusivity                          13
	Section 8.8	Insurance                                13
	Section 8.9	Notice                                   13
	Section 8.10	Security                                13
	Section 8.11	Amendment                               13
	Section 8.12	Agreements                              14
	Section 8.13	Continuing Benefits                     14
	Section 8.14	Sucessors                               14
	Section 8.15	Severability
	Section 8.16	Additional Indemnification              14


ARTICLE NINE - MISCELLANEOUS                          14

	Section 9.1	Inspection of Books and Records          14
	Section 9.2	Fiscal Year                              14
	Section 9.3	Seal                                     15
	Section 9.4	Election of "Fair Price" Statute         15
	Section 9.5	Election of "Business Combination"
				  Statute                                         15
	Section 9.6	Notice                                   15


ARTICLE TEN - AMENDMENTS                              15






                             BYLAWS

                                OF

                  EMS TECHNOLOGIES, INC.


	All of these Bylaws are subject to contrary provisions, if any, of the Corporation's Articles of Incorporation, of the Georgia Business Corporation Code (the "Code") and of other applicable law.

	References herein to "Articles of Incorporation" are to the articles of incorporation of EMS Technologies, Inc., a Georgia corporation (the "Corporation"), as the same may be amended and restated from time to time.

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


2.3 Special Meetings. Special meetings of the shareholders of any class or series or of all classes or series of the Corporation's shares may be called at any time by the Chairman of the Board or the Board of Directors; and shall be called by the Corporation upon the written request as required by law (stating the purpose or purposes of such meeting) of the holders of two-thirds or more of all the shares of capital stock of the Corporation entitled to vote on any issue or issues proposed to be considered at such special meeting. The date, time and place for the holding of any special meeting of shareholders shall be determined by the Board of Directors. The business that may be transacted at any special meeting of dshareholders shall consist olyh of and be limited to the purpose or purposes stated in the notice of such special meeting delivered to shareholders in accordance with Section 2.4 of these Bylaws.

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

7.5 Duty of Corporation to Register Transfer. Notwith-standing any of the provisions of Section 7.4 of these Bylaws, the Corporation is under a duty to register the transfer of its shares only if:

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






                                                  EXHIBIT 4.3

EXECUTION COPY




	SECOND AMENDED AND RESTATED
	LOAN AGREEMENT



	Dated as of November 9, 1998



	between



	ELECTROMAGNETIC SCIENCES, INC.



	and



	SUNTRUST BANK, ATLANTA

SECOND AMENDED AND RESTATED LOAN AGREEMENT

THIS SECOND AMENDED AND RESTATED LOAN AGREEMENT, dated as of November 9, 1998 by and between ELECTROMAGNETIC SCIENCES, INC. ("Borrower"), a Georgia corporation whose principal place of business is at 660 Engineering Drive, Norcross, Georgia 30092, and SUNTRUST BANK, ATLANTA ("Lender"), a Georgia banking corporation whose principal place of business is at One Park Place, Atlanta, Georgia 30303.


W I T N E S S E T H:

WHEREAS, Borrower and Lender entered into that certain Amended and Restated Loan Agreement dated as of December 15, 1995, as amended by the First Amendment to Amended and Restated Loan Agreement dated as of December 31, 1997 (the "Original EMS Agreement"), pursuant to which Lender established a five-year reducing revolving credit facility in the original principal amount of $10,000,000 which terminates on December 29, 2000 and which is secured by a first priority perfected security interest in the real property, improvements and fixtures described in the Deed To Secure Debt and Security Agreement dated as of December 17, 1986, as amended by the First Amendment To Deed To
Secure Debt and Security Agreement dated as of December 15, 1995;

WHEREAS, LXE Inc., a wholly-owned subsidiary of Borrower, and Lender entered into a Revolving
Credit Agreement dated as of December 15, 1995
(the "LXE Agreement"), pursuant to which Lender established a three-year unsecured revolving credit facility in the original principal amount of $10,000,000 which terminates on December 15, 1998; and

WHEREAS, Borrower has requested, and Lender has agreed, on the terms and conditions set forth herein, to amend and restate the Original EMS Agreement in order to renew and continue the existing secured revolving credit facility in the principal amount of $10,000,000, to establish a new $20,000,000 unsecured revolving credit facility to refinance the indebtedness under the LXE Agreement, to extend the termination date to November 31, 2003, to terminate the LXE Agreement and to change the status of LXE from a direct borrower to a guarantor, and to make certain other changes agreed to between the parties.

NOW THEREFORE, for and in consideration of the sum of $10.00 in hand paid by Lender to Borrower, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto, intending to be legally bound, agree as follows:







ARTICLE I

AMOUNT AND TERMS OF BORROWINGS

Section 1.1.	The Revolving Credit.  (a) Lender hereby
establishes until November 30, 2003 (the "Commitment
Termination Date") two revolving credit facilities, Facility A in the principal amount of $10,000,000 (the
"Facility A Commitment") and Facility B in the principal amount of $20,000,000 (the "Facility B Commitment" and together with the Facility A Commitment, the "Commitments")
 in favor of Borrower as further provided herein.
Within the limits of the Commitments, Borrower may borrow , repay and reborrow under the terms of this Agreement; provided, that Borrower may neither borrow nor reborrow under the Commitments should there exist a Default or an Event of Default, other than a Default or Event of Default arising solely from the breach of any covenant in Article VI, in which case the prohibition on borrowing and reborrowing will apply only to Facility B.
 Borrowings and reborrowings under the Commitments shall be evidenced by the records of Lender and by promissory notes in the forms attached hereto as Exhibit "A-1" (the
"Facility A Revolving Credit Note") and Exhibit "A-2"
(the "Facility B Revolving Credit Note", and together with the Facility A Revolving Credit Note, the "Revolving
Credit Notes"). The Revolving Credit Notes shall be dated the date of the execution of this Agreement, shall be payable to the order of Lender in the principal amount of the Facility A Commitment in the case of the Facility A
Revolving Credit Note and in the amount of the Facility B
Commitment in the case of the Facility B Revolving Credit
Note, shall bear interest on the outstanding principal balance from the date of such Revolving Credit Note to final payment as further set forth herein, and shall terminate on the Commitment Termination Date, or sooner should Lender declare the principal and accrued interest on the Revolving Credit Notes to be immediately due and payable as provided for hereinafter. The principal amount of each LIBOR Advance shall be $500,000 or a greater integral multiple of $100,000, and the principal amount of each Base Rate Advance shall be $50,000 or a greater integral multiple of $10,000. In addition, no more than five (5) LIBOR Advances under each Revolving Credit Note shall be outstanding at any time.

(b)	The Facility A Commitment shall be fully funded
prior to the making of any Advance under the Facility
B Commitment. The proceeds of an Advance under the Facility B Commitment shall not be used to repay or prepay an Advance under the Facility A Commitment.

(c)	The Facility A Commitment will be secured by the
Premises and if the springing lien is exercised pursuant to Section 4.12 hereof, by the Collateral. The Facility B
Commitment will be unsecured, but will become secured by
 the Collateral if the springing lien is exercised pursuant to Section 4.12 hereof.

(d)	The Facility B Commitment shall have a $5,000,000
sublimit for the issuance of Letters of Credit (the "LC
 Commitment"); provided, that at no time shall the outstanding Advances and the outstanding Letters of Credit under Facility B exceed the Facility B Commitment.

Section 1.2.	Payment on Commitment Termination Date.
	  The entire unpaid principal balance of the Revolving Credit Notes and all accrued and unpaid interest thereunder shall be due and payable on the Commitment Termination Date.


Section 1.3.	Interest.  Interest shall accrue on
the unpaid principal amount of each Advance under the Commitments at the following per annum rates, which may be selected by Borrower subject to and in accordance with this Agreement:

(i)	Base Rate, plus the Applicable Margin; or

(ii)	LIBOR for an Interest Period of 1, 2, 3 or 6
months, plus the Applicable Margin.

Section 1.4.	Method of Borrowing Under the Commitments
Section.  Borrower shall give Lender written
(including by telecopy) or telephonic (promptly confirmed in writing) notice of any requested
Advance under either  Commitment (a "Notice of
Borrowing") specifying (a) the principal amount of such Advance, (b) whether such Advance shall be made under the Facility A Commitment or the Facility B Commitment (subject to Section 1.1 (b) hereof), (c) the date such Advance is to be made
(which shall be a Business Day), (d) whether such Advance shall be a Base Rate Advance or a LIBOR
Advance, and (e) in the case of a LIBOR Advance, the duration of the initial Interest Period applicable thereto. Each Notice of Borrowing shall be given to Lender (i) with respect to any LIBOR Advance, not later than 1:00 P.M.
(Atlanta, Georgia time) on the second Business
Day preceding the date of such requested Advance, and (ii) with respect to any Base Rate Advance, not later than 11:00 A.M. (Atlanta, Georgia time) on the day of such requested Advance. Lender shall be entitled to rely on any telephonic Notice of Borrowing which it believes in good faith to have been given by a duly authorized officer or employee of Borrower and any Advances made by Lender based on such telephonic notice, when credited to Borrower in accordance with Borrower's instructions, shall be Advances for all purposes hereunder.

Section 1.5.	Selection of Successive Interest Rates
and Interest Periods.  Borrower may, on the last day
of the Interest Period relating thereto, convert any
LIBOR Advance into a Base Rate Advance or continue a
LIBOR Advance in the same aggregate principal amount.
Borrower may at any time convert a Base Rate Advance
into a LIBOR Advance (unless a Default or Event of
Default shall then exist).  Borrower shall give Lender
telephonic notice (promptly confirmed in writing) at
least two (2) Business Days prior to a conversion or
continuation of any such Advance (other than the
continuation of a Base Rate Advance), such notice to
specify whether such Advance is to be continued as a
LIBOR Advance or converted to a LIBOR Advance or a
Base Rate Advance, as the case may be, and, if applicable,
the Interest Period selected by Borrower for such Advance.
If Lender does not receive timely notice with respect to
 any LIBOR Advance of any succeeding interest rate and/or
Interest Period selected by Borrower as provided for herein
or if Borrower selects an interest rate for an Interest
Period which is not available under Section 1.3, or if a
Default or Event of Default shall exist at the end of
 an Interest Period applicable thereto, any such
outstanding LIBOR Advance shall be converted to a Base
Rate Advance.
Section 1.6.	Interest Payment Dates.  Interest on
the Revolving Credit Notes shall be payable (a) on the last day of the relevant Interest Period for LIBOR Advances (except if any Interest Period is longer than three (3) months, interest will be payable at the end of every three (3) months);
(b) on the last day of each calendar quarter, in arrears, for each Base Rate Advance; and (c) on the Commitment Termination Date.

Section 1.7.	Optional Prepayments.  Borrower shall
have the right to prepay LIBOR Advances and Base
Rate Advances, in whole at any time or in part from time to time, without premium or penalty but with accrued interest on the principal amount prepaid to the date of such prepayment; provided, that (a) Borrower gives Lender at least two (2) Business Days' prior written notice of such prepayment, specifying the date such prepayment will occur and the Advance (including the Commitment under which such Advance was made) to be prepaid, (b) each partial prepayment of a LIBOR Advance shall be in an amount of not less than $100,000 or a greater integral multiple of $25,000 and each partial prepayment of a Base Rate Advance shall be not less than $50,000 or a greater integral multiple of $10,000,
(c) any prepayment of a LIBOR Advance prior to the last day of the then current Interest Period with respect thereto shall be subject to the payment of breakage costs pursuant to Section 1.13 hereto; and
(d) prepayments shall apply first to outstanding
Advances under the Facility B Commitment and no prepayment of any Advance under the Facility A Commitment shall be permitted unless no Advances are outstanding under the Facility B Commitment.

Section 1.8. Reduction or Termination of  Commitments.
Borrower shall have the right to terminate in whole or reduce in part the Commitments upon at least two (2)
 Business Days prior notice (which notice shall be irrevocable) to Lender specifying the effective date thereof, whether a termination or reduction is being made, and the amount of any partial reduction;
provided, that (i) each partial reduction shall be in the amount of $100,000 or a greater integral multiple of $25,000, (ii) Borrower shall simultaneously prepay the amount by which the outstanding Advances under each Facility exceed the Commitment related to such Facility, plus accrued and unpaid interest on the principal amount so prepaid, and (iii) the Facility B Commitment shall be reduced or terminated in full prior to any reduction or termination of the Facility A Commitment. No Commitment may be reinstated after it has been terminated or reduced.

Section 1.9.	Use of Proceeds.  The proceeds of the
Advances will be used by Borrower (i) to finance its working capital and the working capital of the Subsidiary Guarantors, (ii) to finance the purchase of its common stock to retire or hold as "treasury stock" and the purchase of the common stock of its Subsidiaries, (iii) to refinance existing indebtedness with Lender and (iv) for other general corporate purposes. The proceeds of each loan under the Line of Credit Note will be used by Borrower to finance its working capital and the working capital of the Subsidiary Guarantors; provided, that no such proceeds will be used to finance the working capital of CAL until the CAL Guaranty has been amended to include the
 Line of Credit Note as a guaranteed obligation.
Each Letter of Credit shall be used for a legitimate corporate purpose, including indemnity bonds or similar types of arrangements.

Section 1.10.	Commitment Fee; Letter of Credit Fees. From
and after the date hereof up to and including the Commitment Termination Date, Borrower shall pay to Lender (i) a commitment fee equal to 0.20% per annum on the average daily aggregate amount of the unused Commitments (the "Commitment Fee") and (ii) a letter of credit fee (the
"LC Fee") on the daily average amount of outstanding
Letters of Credit at the rate equal to the Applicable
Margin for LIBOR Advances. Each of the Commitment Fee and the LC Fee shall be payable by Borrower quarterly in arrears, commencing on the last day of the first calendar quarter ending after the Closing Date, and on the Commitment Termination Date.

Section 1.11.	Illegality .  Notwithstanding any other
provisions of this Agreement, if the introduction of, or any change in, or in the interpretation or application of, any applicable law, regulation or directive shall make it unlawful or impossible for Lender to make, maintain or fund any LIBOR Advance, the obligation of Lender hereunder to make, maintain or fund any such LIBOR Advance shall forthwith be cancelled, and Borrower shall, at its option, if any LIBOR Advances are then outstanding, prepay all such LIBOR Advances or convert such LIBOR Advances to Base
Rate Advances, in either case without penalty notwithstanding Section 1.13 hereof.

Section 1.12.	Increased Costs.  In the event that the
introduction of, or any change in or in the interpretation of or application of, any applicable law, treaty or governmental regulation, or the compliance by Lender with any guideline, request or directive (whether or not having the force of law) from any central bank or other U.S. or foreign financial, monetary or other governmental authority, shall: (a) subject Lender to any tax of any kind whatsoever with respect to this Agreement, any Advance under the Revolving Credit
Notes or change the basis of taxation of payments to Lender of principal, interest, fees or any other amount payable hereunder (except for changes in the rate of tax on the overall net income of Lender); (b) impose, modify, or hold applicable any reserve, special deposit, assessment or similar requirement against assets held by, or deposits in or for the account of, advances or loans by, or other credit extended by or committed to be extended by any office of Lender
(other than any change by way of imposition or increase of reserve requirements under Regulation D of the Board of Governors of the Federal Reserve System included in the Reserve Percentage in the case of LIBOR Advances);
or (c) impose on Lender or on the London interbank market any other condition with respect to this Agreement, the Revolving Credit Notes or any LIBOR Advance; and the result of any of the foregoing is to increase the cost to Lender of making or committing to make, renewing or maintaining any LIBOR Advance or to reduce the amount of any payment (whether of principal, interest or otherwise) in respect of any LIBOR Advance, THEN, IN
ANY SUCH CASE, Borrower shall promptly pay from time to time, upon demand of Lender, such additional amounts as will compensate Lender for such additional cost or such reduction, as the case may be. Lender shall certify the amount of such additional cost or reduced amount to Borrower, including a description of the calculation thereof in reasonable detail, and such certification shall be conclusive absent manifest error; provided, that unless such certificate is delivered to Borrower no later than ninety (90) days after Lender receives actual notice of or obtains actual knowledge of, the promulgation of any such law, rule or regulation, or any such change therein, or any such change in the interpretation or administration thereof, Borrower shall not have any obligation to pay any such additional compensation to Lender accruing prior to the ninetieth (90th) day preceding the delivery of such certificate; and provided further, that Borrower shall not have any obligation to pay any such additional compensation to Lender accruing prior to one (1) year of Lender receiving actual notice of, or obtaining actual knowledge of, any such promulgation.

Section 1.13.	Indemnity.  Borrower hereby agrees to
indemnify Lender and hold Lender harmless from any loss, cost or expense it may sustain or incur as a consequence of (a) the failure by Borrower to complete any LIBOR
Advance or the failure of Borrower to convert any outstanding Base Rate Advance into a LIBOR Advance pursuant to Section 1.5 hereof after notice thereof has been given to Lender, or (b) the payment or conversion of a LIBOR Advance on a day other than the last day of the Interest Period applicable thereto, including, without limitation, any loss, cost or expense incurred by reason of the liquidation or reemployment of deposits or other funds acquired or deemed acquired by Lender to fund such LIBOR Advance, when such LIBOR
Advance, as result of such failure, is not made on such date. Lender shall certify the amount of its loss or expense to Borrower, and such certification shall be conclusive absent manifest error.

Section 1.14.	Capital Adequacy.  If, after the date
of this Agreement, Lender shall have determined that the adoption of any applicable law, rule or regulation regarding capital adequacy, or any change therein, or any change in the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by Lender with any request or directive regarding capital adequacy whether or not having the force of law) of any such authority, central bank or comparable agency, has or would have the effect of reducing the rate of return on Lender's capital (whether on the Revolving Credit
Notes or otherwise) as a consequence of its obligations hereunder to a level below that which Lender could have achieved but for such adoption, change or compliance
(taking into consideration Lender's policies with respect to capital adequacy) by an amount deemed by Lender to be material, then from time to time, promptly upon demand by Lender, Borrower shall pay Lender such additional amount or amounts as will compensate Lender for such reduction. A certificate of Lender setting forth the additional amount or amounts to be paid to it hereunder, providing a description of the calculation thereof in reasonable detail, shall be conclusive absent manifest error; provided, that unless such certificate is delivered to Borrower no later than ninety (90) days after Lender receives actual notice of, or obtains actual knowledge of, the promulgation of any such law, rule or regulation, or any such change therein, or any such change in the interpretation or administration thereof, Borrower shall not have any obligation to pay any such additional compensation to Lender accruing prior to the ninetieth (90th) day preceding the delivery of such certificate; and provided further, that Borrower shall not have any obligation to pay any such additional compensation to Lender accruing prior to one (1) year of Lender receiving actual notice of, or obtaining actual knowledge of, any such promulgation. In determining any such amount, Lender may use any reasonable averaging and attribution methods.

Section 1.15.	Survival.  The obligations of Borrower under
Sections 1.12, 1.13 and 1.14 shall survive the termination of this Agreement and the payment of the Revolving Credit
Notes.

Section 1.16.	Making of Payments.  The Commitment Fee and
all payments of principal of, and interest on, the Revolving Credit Notes shall be made in immediately available funds to Lender at its principal office in Atlanta, Georgia.
All such payments shall be made not later than 11:00 A.M. (Atlanta, Georgia time) and funds received after that hour shall be deemed to have been received by Lender on the next following Business Day.

Section 1.17.	Default Rate of.  If Borrower shall fail to
pay on the due date therefor, whether by acceleration or otherwise, any principal owing under the Revolving Credit
Notes, then interest shall accrue on such unpaid principal and, to the extent allowed by law, or other amounts due, at the option of Lender, from the due date until and including the date on which such principal or other amount is paid in full at (i) the then applicable interest rate with respect to LIBOR Advances until the end of the Interest Period applicable thereto plus an additional two percent (2%) per annum and
(ii)thereafter and with respect to Base Rate Advances, a rate of interest equal to the Base Rate plus an additional two percent (2%) per annum (the "Default
Rate").

Section 1.18.	Calculation of Interest and Fees Section.
Interest payable on the Revolving Credit Notes and both the Commitment Fee and the LC Fee shall be calculated on the basis of a year of 360 days and paid for the actual number of days elapsed.
Section 1.19.  Letters of Credit. (a) Prior to the
Commitment Termination Date, the Bank, upon the terms and conditions of this Agreement and each LC Application, shall issue from time to time one or more Letters of Credit for the account of the Borrower in an aggregate amount not exceeding the LC Commitment as the Borrower shall request in an LC Application; provided, that at no time shall the aggregate face amount of outstanding
Letters of Credit and the aggregate principal amount of outstanding Advances under the Facility B Note exceed the Facility B Commitment. The Bank shall issue
Letters of Credit upon receipt at least two (2) Business
Days prior to the requested date of issuance of (i) a properly completed and duly executed LC Application and
(ii) such other documents and materials as may be required thereunder. All Letters of Credit shall terminate on the Commitment Termination Date.

(b) The terms and conditions set forth on the reverse side of each LC Application shall govern the issuance of each Letter of Credit, except that, to the extent such terms and conditions are inconsistent with the terms of this Agreement applicable to Letters of Credit, this Agreement shall control.

ARTICLE II

CONDITIONS PRECEDENT

The obligation of Lender to establish the Commitments, to make Advances to Borrower under this Agreement, and to issue Letters of Credit is subject to the strict satisfaction by Borrower of the following conditions:

Section 2.1. Conditions Precedent to the Initial Advance and the Initial Letter of Credit. At the time of the making by Lender of its initial Advance or of the issuance of its initial Letter of Credit, Lender shall have received the following, each dated as of the Closing Date, in form and substance satisfactory to Lender:

(a)	Opinion of Borrower's Counsel.  Borrower shall have
delivered to Lender, at Borrower's expense, a favorable written opinion from William S. Jacobs, the general counsel of Borrower and the Subsidiary Guarantors, dated as of and delivered on the date hereof, satisfactory to Lender, with respect to the matters set forth in Sections 3.1, 3.2, 3.4, 3.6, 3.7, 3.13 and 3.16 hereof.

(b)	Corporate Action and Authority; Incumbency Certificate.
Borrower shall have delivered to Lender a certificate of the Secretary or an Assistant Secretary certifying
Borrower's articles of incorporation and by-laws attached thereto (or a statement to the effect that the articles of incorporation and by-laws delivered to Lender pursuant to the Original Agreement have not been amended or otherwise modified and remain in full force and effect), the resolutions of the Board of Directors of Borrower authorizing the execution and delivery of, and the performance of the obligations under, of this Agreement and the other Loan Documents to which the Borrower is or is to be a party; the names of the officers of the Borrower authorized to sign this Agreement and each of the other Loan
Documents to which the Borrower is or is to be a party (including the certificates contemplated herein) together with specimen signatures of such officers.

(c)	Delivery of Note(c)	Delivery of Notes.  As of the date
hereof, Borrower shall have executed and delivered to Lender the Revolving Credit Notes and the Line of Credit
Note.

(d)	Deed to Secure Debt	Deed to Secure Debt.  Borrower
shall have executed and delivered to Lender the Second
Amendment to the Deed dated the date hereof (the "Second
Amendment to the Deed") and an updated title insurance policy, confirming that Lender has an unencumbered security title to all right, title and interest of Borrower in and to the Premises. Borrower further agrees to execute and deliver to Lender such financing statements as may be necessary to perfect or continue the security interest of Lender, now or hereafter, in the Premises, and to pay any and all costs incurred in recording the Second Amendment to the Deed in the real property records and in filing any financing statements in the personal property records.

(e)	Subsidiary Guaranties	Subsidiary Guaranties

(i) The Domestic Subsidiary Guarantors shall have executed and delivered to Lender the Domestic Subsidiary
Guaranty, and CAL shall have executed and delivered to Lender the CAL Guaranty.

(ii) Each Subsidiary Guarantor shall have delivered to Lender a certificate of the Secretary or an Assistant
Secretary certifying such Subsidiary Guarantor's articles of incorporation and by-laws attached thereto
(or a statement to the effect that the articles of incorporation and by-laws delivered to Lender pursuant to the Original Agreement have not been amended or otherwise modified and remain in full force and effect), the resolutions of the Board of Directors of such Subsidiary Guarantor authorizing the execution and delivery of, and the performance of the obligations under, of the Subsidiary Guaranty; the names of the officers of such Subsidiary Guarantor authorized to sign the Subsidiary Guaranty, together with specimen signatures of such officers.


(f)	Termination of LXE Agreement. LXE Inc. shall
deliver a letter to Lender agreeing to the termination of the LXE Agreement and the commitment of Lender thereunder, and Lender shall deliver the promissory note delivered by LXE Inc. in connection therewith, marked cancelled and paid.

(g)	LC Application.  The Borrower shall have delivered a
duly executed LC Application.

(h)	Borrower's Affidavit.  The Borrower shall have
delivered a duly executed Borrower's Affidavit in form and substance satisfactory to Lender.

(i) 	Insurance Certificate.  The Borrower shall have
delivered a certificate of insurance with respect to the Premises naming Lender as an additional insured.

Section 2.2. Conditions Precedent to Each Advance and each Letter of Credit. At the time of the making by Lender of each Advance and the issuance of each Letter of Credit hereunder (including the initial Advance under the Facility A Commitment and the initial Letter of Credit under Facility B), (a) the following statements shall be true (and each of the giving by Borrower of a Notice of Borrowing in accordance with Section 1.4 hereof and the acceptance by Borrower of the proceeds of each Advance and the delivery of a duly executed LC
Application shall constitute a representation and warranty by Borrower that on the date of such Advance or such Letter of Credit, before and after giving effect thereto, such statements are true):

(i) The representations and warranties contained in Article III hereof are true and correct on and as of the date of such Advance or such Letter of Credit as though made on and as of such date, other than those representations and warranties that, by their terms, refer to a date other than the date of such Advance or such Letter of Credit, as the case may be, and

(ii) No Default or Event of Default exists or would result from such Advance or from the application of the proceeds therefrom or from the issuance of such Letter of Credit, as the case may be, and

(b)	Lender shall have received such other approvals,
opinions or documents as it may reasonably request
(including without limitation a Federal Reserve Form
U-1 duly completed to the satisfaction of Lender).







ARTICLE III

REPRESENTATIONS AND WARRANTIES

Borrower represents and  warrants to Lender that:

Section 3.1.	Organization and Qualification Section.
Each of Borrower and its Material Subsidiaries (a) is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, with the power and authority
(corporate and other) to own its properties and to carry on its business as now conducted, (b) is qualified to transact business as a foreign corporation and is in good standing in each jurisdiction where not so qualifying would have a material adverse impact on Borrower's consolidated business, and (c) has the power and authority (corporate and other) to execute, deliver and perform its obligations under the Loan
Documents to which it is a party.

Section 3.2.	Corporate Authority (a) The execution
and delivery by Borrower of, and the performance by Borrower of its obligations under, the Loan Documents to which it is a party have been duly authorized by all requisite shareholder and corporate action on the part of Borrower and do not and will not (i) violate any provision of any law, rule or regulation, any judgment, order or ruling of any court or governmental agency, the organizational papers or by-laws of Borrower, or any indenture, material agreement or other material instrument to which Borrower is a party or by which Borrower or any of its properties is bound or (ii) be in conflict with, result in a breach of, or constitute with notice or lapse of time or both a default under any such indenture, material agreement or other material instrument.

(b)  The execution and delivery by each Subsidiary
Guarantor of, and the performance by each Subsidiary
Guarantor of its obligations under, the Subsidiary
Guaranty have been duly authorized by all requisite shareholder and corporate action on the part of such Subsidiary Guarantor and do not and will not
(i) violate any provision of any law, rule or regulation, any judgment, order or ruling of any court or governmental agency, the organizational papers or by-laws of such Subsidiary Guarantor, or any indenture, material agreement or other material instrument to which such Subsidiary Guarantor is a party or by which such Subsidiary Guarantor or any of its properties is bound or (ii) be in conflict with, result in a breach of, or constitute with notice or lapse of time or both a default under any such indenture, material agreement or other material instrument.

Section 3.3.	Tax Returns.   Borrower and each of
its Material Subsidiaries have filed all federal, state and other income tax returns which are required to be filed, and each such Person has paid all taxes as shown on such returns and on all assessments received by it to the extent that such taxes have become due, except such as are being contested in good faith by appropriate proceedings and for which adequate reserves have been established in accordance with generally accepted accounting principles.

Section 3.4.	Litigation. (a) There are no actions,
suits, investigations or proceedings pending or overtly threatened against or affecting Borrower or its properties or any Material Subsidiary or its properties before any court, arbitrator or administrative or governmental body, which seeks damages or other remedies, not otherwise reserved for in determining Consolidated
Net Worth, that, if awarded at the highest amount believed (after consultation with independent counsel reasonably acceptable to Lender) to be a reasonable possibility, would, individually or in the aggregate, reduce Borrower's Consolidated Net Worth to less than the minimum required pursuant to Section 6.1 hereof.

(b)	Neither Borrower nor any Material Subsidiary is
in default or in violation of any law, statute or ordinance, or of any order of any court, the penalties for which, or the costs of eliminating which would, individually or in the aggregate, have a Material
Adverse Effect.

Section 3.5.	Title to Properties Section.  Each of
the Borrower and its Material Subsidiaries has good and marketable title to its respective real properties
(other than real properties that it leases), including, without limitation, the Premises, and good title to all of its other respective material properties and assets, including the properties and assets reflected on the balance sheet as at December 31, 1997 described in
Section 3.10 hereof (other than properties and assets disposed of in the ordinary course of business).
Each of the Borrower and its Material Subsidiaries enjoys peaceful and undisturbed possession of all properties held under leases to which it is a party, none of which contains any unusual or burdensome provision that might materially affect or impair the operation of such properties and assets in the manner intended to be operated by Borrower or such Material
Subsidiaries. All leases of Borrower and each of its Material Subsidiaries, whether as lessor or lessee, are valid and existing and are in full force and effect.

Section 3.6.	Enforceability of Agreement.  This
Agreement and the Deed are legal, valid and binding agreements of Borrower enforceable against Borrower in accordance with their terms; the Revolving Credit
Notes, the Line of Credit Note and all other Loan
Documents to which Borrower is a party, when executed and delivered, will be similarly legal, valid, binding and enforceable; and the Subsidiary Guaranty is a legal, valid and binding agreement of each Subsidiary
Guarantor enforceable against each such Subsidiary
Guarantor in accordance with its terms, except in each such case as the enforceability of any of them may be limited by bankruptcy, insolvency, reorganization, moratorium and other laws affecting creditors' rights and remedies generally and by general principles of equity, whether considered in a proceeding at law or in equity.

Section 3.7.	Consent.  No consent, permission,
authorization, order or license of any governmental authority which has not been obtained is necessary in connection with the execution, delivery, performance or enforcement of the Loan Documents.
Section 3.8.  Use of Proceeds.  The proceeds of each
Advance will be used solely for the purposes set forth in Section 1.8 hereof. Although the Advances made under the Facility A Commitment are secured by the Premises, none of such proceeds have been or will be used for the purchase of, investment in or development of real estate.

Section 3.9.	Partnerships; Subsidiaries.

(a) As of the Closing Date, Borrower has no interests in any partnership or joint venture.

(b) Except as set forth on Schedule 3.9(b) attached hereto or as hereinafter amended, Borrower has no Material Subsidiaries. Each of the Subsidiary
Guarantors constitutes a Material Subsidiary.

(c) All of the outstanding shares of each Subsidiary
Guarantor are owned of record and beneficially by Borrower, free of any Lien or claim.

Section 3.10.	Financial Statements.  Borrower has
furnished Lender with the following financial statements, identified by the chief financial officer of Borrower:
the consolidated balance sheets of Borrower and its Subsidiaries as at December 31, 1997 and 1996 and the related consolidated statements of income, stockholders' equity and cash flows of Borrower and its Subsidiaries for such years, all certified by KPMG Peat Marwick. All such financial statements (including any related schedules and/or notes) are true and correct in all material respects, have been prepared in accordance with GAAP consistently applied throughout the periods involved and show all liabilities, direct and contingent, of Borrower and its Subsidiaries required to be shown in accordance with such principles. The balance sheets fairly present the financial condition of Borrower and its Subsidiaries as at the dates thereof and the statements of income, stockholders' equity and cash flows fairly present the results of their operations and their cash flows for the periods indicated. There has been no material adverse change in the business, operations, condition (financial or otherwise) of Borrower, or of Borrower and its Material Subsidiaries taken as a whole, since December 31, 1997.

Section 3.11.	ERISA.  Except as disclosed on Schedule
3.11 attached hereto or as hereafter amended:

(a)  Identification of Plans.  Neither Borrower nor any
ERISA Affiliate maintains or contributes to, or has maintained or contributed to, any "employee pension benefit plan" as defined in Section 3(2) of ERISA.

(b) Liabilities. Neither Borrower nor any Subsidiary is currently or will become subject to any liability
(other than routine Plan expenses or contributions, if timely paid), tax or penalty whatsoever to any Person whomsoever, which liability, tax or penalty is directly or indirectly related to any Plan including, but not limited to, any penalty or liability arising under Title I or Title IV of ERISA, any tax or penalty resulting from a loss of deduction under Section
404 or 419 of the Code, or any tax or penalty under Chapter 43 of the Code, except such liabilities, taxes or penalties (when taken as a whole) as would not have a Material Adverse Effect; and

(c) Funding. Borrower and each ERISA Affiliate have made full and timely payment of all amounts (i)
required to be contributed under the terms of each Plan and applicable law and (ii) required to be paid as expenses of each Plan. No Plan would have an "amount of unfunded benefit liabilities" (as defined in Section 4001(a)(18) of ERISA) if such Plan were terminated as of the date on which this representation and warranty is made.

Section 3.12.	Outstanding Indebtedness.  As of the
Closing Date, there exists no default or any condition or event which, with the lapse of time or giving of notice or both, would constitute a default under the provisions of any instrument evidencing or securing
Indebtedness of the Borrower or any Material Subsidiary in excess of $1,000,000 or of any agreement otherwise relating thereto.

Section 3.13.	Pollution and Environmental Control.
Each of Borrower and its Material Subsidiaries has obtained all permits, licenses and other authorizations which are required under, and is in compliance with, all Federal, state and local laws and regulations relating to pollution, reclamation, or protection of the environment, including laws relating to emissions, discharges, releases or threatened releases of pollutants, contaminants, or hazardous or toxic materials or wastes into the environment (including without limitation ambient air, surface water, ground water or land), or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport, or handling of pollutants, contaminants, chemical or industrial, hazardous or toxic materials or wastes, and any and all regulations, codes, plans, orders, decrees, judgments, injunctions, notices or demand letters issued, entered, promulgated or approved thereunder, except to the extent that any failure to obtain any such permits, licenses and other authorizations or any such non-compliance would not, individually or in the aggregate, have a Material Adverse
Effect.

Section 3.14.	Employee Relations.  Each of Borrower and
its Material Subsidiaries has a stable work force in place and is not a party to any collective bargaining agreement, and no labor union has been recognized as a representative of Borrower's or any such Subsidiary's employees. As of the Closing Date, neither the Borrower nor any Subsidiary knows of any pending, threatened or contemplated strikes or work stoppage or any other labor dispute involving its employees which would have a Material Adverse Effect.

Section 3.15.	Solvency.  After giving effect to the
execution and delivery of the Loan Documents and the
 making of Advances under the Commitments, each of Borrower and each Subsidiary Guarantor will be Solvent.

Section 3.16.	Possession of Franchises, Licenses, Etc.
Except as disclosed on Schedule 3.16 attached hereto
 or as hereafter amended, each of Borrower and its Material Subsidiaries possesses all franchises, certificates, licenses, permits and other authorization from governmental subdivisions or regulatory authorities, and all patents, trademarks, service marks, trade names, copyrights, licenses and other rights that are used in and are material to, the operations of Borrower or such Material Subsidiaries as currently conducted, free from burdensome restrictions, that are necessary for the ownership, maintenance and operation of any of their respective material properties and assets, and neither
 Borrower nor any of its Material Subsidiaries is in violation of any thereof.

Section 3.17.	Disclosure.  Neither this Agreement nor
any other document, certificate or statement furnished to Lender (or to the Securities and Exchange Commission in connection with Borrower's 10-Q, upon which Lender may expressly rely) by or on behalf of Borrower in connection herewith contains any untrue statement of a material fact or omits to state a material fact necessary in order to make the statements contained herein and therein not misleading at the time such document, certificate or statement was furnished to Lender. There is no fact peculiar to Borrower or any of its Material Subsidiaries, which has had, or could have, a Material Adverse Effect which has not been set forth or appropriately reflected in this Agreement or in the other Loan Documents, certificates and statements furnished to Lender by or on behalf of Borrower or prior to the date hereof in connection with the transactions contemplated hereby.

Section 3.18.  Year 2000 Compliance.  Borrower has
developed a comprehensive working plan (the "Y2K
Plan") to insure that Borrower's and each Subsidiary's software and hardware systems which impact or affect in any material way the business operations of Borrower and its Subsidiaries will be Year 2000 Compliant and Ready (defined below) by no later than March 31, 1999.
 Upon the request of the Lender, Borrower will promptly deliver to Lender a summary of such Y2K Plan and a copy of any third party assessment of the Y2K Plan
(if available). Borrower and its Subsidiaries have met all previous Y2K Plan milestones and will hereafter meet all future Y2K Plan milestones so that all hardware and software systems will be Year 2000 Compliant and Ready in accordance with the Y2K Plan, except where the failure to meet such milestones has not had, or would not have, a Material Adverse Effect.  As used herein, "Year
2000 Compliant and Ready" means that Borrower's and each Subsidiary's hardware and software systems with respect to the operation of their business and their general business plan will: (i) handle date information involving any and all dates before, during and/or after January 1, 2000, including accepting input, providing output and performing date calculations in whole or in part; (ii) operate accurately without interruption on and in respect of any and all dates before, during and/or after January 1, 2000 and without any change in performance; (iii) respond to and process two digit year input without creating any ambiguity as to the century; and (iv) store and provide date input information without creating any ambiguity as to the century.

ARTICLE IV

AFFIRMATIVE COVENANTS

Borrower covenants and agrees that so long as any Indebtedness remains outstanding under the Revolving
Credit Notes or any Letter of Credit or either Commitment remains outstanding that:

Section 4.1.	Maintenance of Books and Inspection of
 Property and Records. Borrower shall, and shall cause each of its Subsidiaries to, keep complete and accurate books and records with respect to its business and assets, consistent with good business practices and as may be necessary to permit the preparation of Borrower's consolidated financial statements in accordance with GAAP. Borrower shall, and shall cause each of its Subsidiaries to, maintain its properties, real and personal, including, without limitation, the Premises, in good condition for its intended use. Borrower will permit, and cause each Subsidiary to permit, Lender or any Person designated by Lender upon advance notice in writing (except after the occurrence and continuation of an Event of Default, in which case no advance notice will be required) to visit and inspect its properties, real and personal, including without limitation the Premises, to examine the books and financial records of Borrower and its Subsidiaries, and make reasonable requests for copies thereof or extracts therefrom, and to discuss the affairs, finances and accounts of Borrower and its Subsidiaries with their executive officers, all at such reasonable times and as often as Lender may reasonably request.

Section 4.2.	Taxes.  Borrower shall, and shall cause
each of its Material Subsidiaries to, pay and discharge all taxes, assessments, fees, withholdings and other governmental charges or levies imposed upon it, or upon its income and profits, or upon any property belonging to it; provided, however, that neither Borrower or any of its Material Subsidiaries shall be required to pay and discharge any such tax, assessment, fee, withholding, charge or levy so long as the legality thereof shall be promptly and actively contested in good faith and by appropriate proceedings.

Section 4.3.	Corporate Existence and Status.  Borrower
shall, and shall cause each of its Material Subsidiaries to, maintain its corporate existence (subject to Section
5.2 hereof) and good standing in its jurisdiction of incorporation and its qualification and good standing as a foreign corporation in all jurisdictions where not so qualifying would have a Material Adverse Effect, and shall conduct its business in the manner in which it is now conducted subject only to changes in the ordinary course of business (which for the purposes of this Section shall mean and include the right to enter into businesses, operations and/or markets which are functionally related to the existing businesses, expertise, operations and/or markets of Borrower or such Material Subsidiaries).

Section 4.4.	Compliance with Law and Other Agreements.
Borrower shall, and shall cause each of its Material
Subsidiaries to, comply with all applicable Federal, state and local laws, rules and regulations (including without limitation all Federal, state and local laws relating to pollution, reclamation or protection of the environment), and all agreements, indentures and mortgages to which it is a party or by which it or any of its assets is bound, where the effect of noncompliance would have a Material Adverse Effect or significantly affect the use of the Property as an office, engineering and production facility.

Section 4.5.	Notice of Default.  Borrower shall notify
Lender of the occurrence of any Default or Event of Default and of any default under any agreement evidencing any other Indebtedness of Borrower and any Subsidiary
Guarantor, said notices to be given within ten days of the occurrence of such Default or Event of Default or such default; provided, however, that the failure of Borrower to give such notice shall not affect the right and power of Lender to exercise any or all of the remedies specified herein.

Section 4.6.	Notice of Litigation.  Borrower shall
notify Lender of (a) any actions, suits or proceedings instituted by any Person against it or any of its Material Subsidiaries claiming money damages in excess of $1,000,000 and seeking relief that, if granted, would have a Material Adverse Effect, said notice to be given within ten days of the first notice to Borrower or any such Material Subsidiary of the institution of such action, suit or proceeding, and (b) upon receipt of actual knowledge thereof by either Borrower or any Material Subsidiary, notice of the threat of any such action, suit or proceeding, said notice to be given within ten days after such receipt. Each such notice under this
Section 4.6 shall specify the amount of damages being claimed or other relief being sought, the nature of the claim, the Person instituting the action, suit or proceeding, and any other significant features of the claim.

Section 4.7.	Maintenance of Insurance.  Borrower
shall, and shall cause each of its Material
Subsidiaries to, maintain insurance in such amounts and against such liabilities and hazards as customarily is maintained by other companies operating similar businesses. All policies of insurance with respect to the Property shall name
Lender as an additional insured and loss payee and shall provide for thirty days' prior written notice to Lender in the event of cancellation, change, alteration or modification. Borrower shall obtain such policies of insurance with respect to the Property from a company or companies reasonably satisfactory to Lender.

Section 4.8.	Financial Statements.  Borrower shall
deliver to Lender: (a) as soon as practicable and in any event within ninety (90) days after the end of each fiscal year of Borrower, an audited consolidated and an unaudited consolidating balance sheet of Borrower and its Subsidiaries as of the end of such fiscal year and the related audited consolidated and unaudited consolidating statements of income, stockholders' equity and cash flows for such fiscal year and setting forth in each case in comparative form corresponding figures for the preceding fiscal year, all in reasonable detail and reasonably satisfactory in scope to Lender and with respect to the audited consolidated financial statements only, certified as correct by Borrower's chief financial officer and accompanied by an unqualified opinion from KPMG Peat Marwick or such other independent certified public accountants of recognized standing selected by Borrower and reasonably acceptable to Lender; (b) as soon as practicable and in any event within forty-five (45) days after the end of each of the first three quarters of each fiscal year of Borrower, an unaudited consolidated and consolidating balance sheet of Borrower and its Subsidiaries as of the end of such fiscal quarter and the related consolidated and consolidating statements of income, stockholders' equity and cash flows for such quarter and for the portion of Borrower's fiscal year ended at the end of such quarter, setting forth in the case of such statements in comparative form the figures for Borrower's corresponding periods in Borrower's previous fiscal year; (c) promptly after filing, copies of all statements and reports, if any, filed with the Securities and Exchange Commission;
(d) simultaneously with the delivery of each set of annual and quarterly financial statements prior to April 1, 1999, a statement of the chief executive officer, chief financial/ accounting officer, chief technology officer or other officer responsible for the Y2K Plan to the effect that nothing has come to his/her attention to cause him/her to believe that the Y2K Plan milestones have not been met in a manner such that Borrower's and its Subsidiaries' hardware and software systems will not be Year 2000 Compliant and Ready on or before March 31, 1999 and (e) such other financial data and information as Lender may reasonably request. Lender is hereby authorized to deliver a copy of any financial statement delivered to it pursuant to this Section 4.8 to any regulatory body having jurisdiction over it and having the governmental authority to require delivery of the same.

Section 4.9.	Certificate of No Default.  Together
with the financial statements delivered pursuant to
Section 4.8 (a) and Section 4.8 (b) hereof, Borrower shall deliver to Lender an officer's certificate, executed by the chief financial officer of Borrower, evidencing the calculations necessary to establish compliance with the financial covenants set forth in
Article VI hereof and with respect to the financial statements delivered pursuant to Section 4.8 (a) only, stating that, to the best of the knowledge of Borrower, there exists no Default or Event of Default, or if any Default or Event of Default exists, stating the nature thereof, the period of existence thereof and what action Borrower proposes to take with respect thereto, provided no such proposal shall affect
 Lender's recourse to any and all available remedies.

Section 4.10.	ERISA.  Promptly after the occurrence
thereof with respect to any Plan, or any trust established thereunder, Borrower shall deliver to Lender (a) notice of (i) a "reportable event" described in Section 4043 of ERISA and the regulations issued from time to time thereunder (other than a "reportable event" not subject to the provisions for 30-day notice to the PBGC under such regulations), and (ii) any other event which could subject
Borrower or any ERISA Affiliate to any tax, penalty or liability under Title I or Title IV of ERISA or Chapter 43 of the Code which would have a Material
Adverse Effect, and (b) at the same time and in the same manner as such notice must be provided to the PBGC, or to a Plan participant, beneficiary or alternative payee, any notice required under
Section 101(d), 302(f)(4), 303, 307, 4041(b)(1)(A)
or 4041 (c)(1)(A) of ERISA or under Section 401
(a)(29) or 412 of the Code with respect to any Plan.

Section 4.11	Ownership of Subsidiary Guarantors;
 New Subsidiary Guarantors.

(a) Subject to Section 5.2 hereof, Borrower will at all times own not less than a majority of the voting stock of each Subsidiary Guarantor existing on the Closing Date; provided, that such Subsidiary Guarantor shall continue to guaranty on a several basis all of the obligations and liabilities of the Borrower under the Loan Documents .

(b)  Borrower will not create any new Material
Subsidiaries, whether by incorporation, merger or acquisition, unless (i) if such Material Subsidiary is wholly-owned by Borrower, such Material Subsidiary promptly executes a Domestic Subsidiary Guaranty or a supplement to the Domestic Subsidiary Guaranty substantially in the form of Exhibit C attached hereto (a "Supplement") or (ii) if such Material
Subsidiary is not wholly-owned by Borrower and (A) if Borrower's Investment in such Material Subsidiary constitutes solely a purchase from a third Person of the capital stock of, or the partnership or members' interest in, such Material Subsidiary, Borrower will use its best efforts to cause such Material Subsidiary to promptly execute a Domestic Subsidiary Guaranty or a Supplement in an amount limited to such Investment outstanding as of the date on which such Subsidiary
 Guaranty is enforced or (B) if Borrower's Investment constitutes any other type of transaction referenced in the definition of Investment, Borrower will cause such Material Subsidiary to execute a Domestic Subsidiary
Guaranty or a Supplement in an amount limited to such Investment outstanding as of the date on which such Subsidiary Guaranty is enforced. In any such case in which a new Material Subsidiary is not wholly-owned by Borrower, Borrower will execute a pledge agreement in form and content satisfactory to Lender pledging the stock or other ownership interests held by Borrower in such Material Subsidiary and any other documents which Lender reasonably deems necessary, but only if such pledge would not cause any Advance used to make such Investment to be a "purpose" credit under, or to otherwise violate, Regulation U of the Federal Reserve
Board. In addition, each new Material Subsidiary becoming a Domestic Subsidiary Guarantor hereunder shall deliver to Lender the documents required under
Section 2.1(e)(ii) hereof and if requested by Lender, an opinion of counsel in form and content reasonably satisfactory to Lender.

Section 4.12. Springing Lien. (a) (i) Upon the occurrence and during the continuance of a Default or an Event of Default or (ii) if at the end of any fiscal quarter
Borrower's Consolidated EBIT for such fiscal quarter and the immediately preceding three fiscal quarters is less than 2.0 times Consolidated Interest Expense for such fiscal quarter and the immediately preceding three fiscal quarters, Borrower and each Domestic
Subsidiary Guarantor shall promptly execute and deliver to Lender a security agreement in a commercially reasonable form acceptable to Lender, together with such UCC-1 financing statements as Lender may request to perfect its security interest in the Collateral, and an opinion of counsel reasonably satisfactory to Lender regarding the enforceability of the Security
Agreement, the perfection of the Liens granted pursuant thereto and such other matters as Lender may reasonably request. The Collateral shall secure all obligations of Borrower under the Commitments and of the Domestic
Subsidiary Guarantors under the Domestic Subsidiary
Guaranty.

(b)	If at any time following the grant of a Lien
pursuant to Section 4.12(a) hereof,   a Material
Subsidiary becomes a Domestic Subsidiary Guarantor pursuant to Section 4.11 (b) hereof, Borrower shall cause such Material Subsidiary to deliver to Lender a security agreement in a commercially reasonable form acceptable to Lender, UCC financing statement(s) and any other documents reasonable requested by Lender.

ARTICLE V

	NEGATIVE COVENANTS

So long as the Revolving Credit Notes remain unpaid, any Letter of Credit is outstanding or either
Commitment remains outstanding hereunder, Borrower will not, without the prior written consent of Lender:

Section 5.1.	Liens, Etc.  Create, assume or suffer to
 exist, or permit any Material Subsidiary to create, assume or suffer to exist, any Lien upon any of its property or assets, whether personal or real, tangible or intangible, and whether now owned or hereafter acquired, except:

(a)	Liens created in favor of Lender pursuant to
the Deed and pursuant to any Security Agreement
 or pledge agreement executed pursuant to Section
4.11 hereof ;

(b)	 Liens existing on the date hereof as set
forth on Schedule 5.1 attached hereto (other than Liens permitted pursuant to subsection
(a) and subsections (c) through (l));

(c)	A Lien on the real property and improvements
owned by LXE Inc. located at 125 Technology Park,
Atlanta, Georgia; provided, that the Indebtedness secured thereby does not exceed $10,000,000 in principal amount;

(d)	  purchase money Liens upon any personal
property constituting fixed assets acquired or held by Borrower or any Material Subsidiary in the ordinary course of business to secure the purchase price of such fixed assets or to secure
Indebtedness incurred solely for the purpose of financing the acquisition of such fixed assets, provided that such Lien does not extend to any other assets or property of Borrower or such Material Subsidiary;

(e) Liens existing on any property or assets held by Borrower or any Material Subsidiary in the ordinary course of business at the time of its acquisition (other than any such Lien created in contemplation of such acquisition);

(f) Liens existing on any property or assets of any Person acquired by Borrower or any Material
Subsidiary at the time of acquisition of such Person (other than any such Lien created in contemplation of such acquisition);

(g)  Liens securing the Indebtedness of any Material
Subsidiary to Borrower or of any Material Subsidiary to any other Subsidiary;

(h)  Liens for taxes or assessments or other
governmental charges or levies not yet due or which are being actively contested in good faith by appropriate proceedings if adequate reserves with respect thereto are maintained on the books of Borrower or any Material Subsidiary in accordance with GAAP;
(i) statutory Liens of landlords and Liens of carriers, warehousemen, mechanics, materialmen and other Liens imposed by law created in the ordinary course of business for amounts not yet due or which are being contested in good faith by appropriate proceedings and with respect to which adequate reserves are being maintained on the books of Borrower or any Material Subsidiary in accordance with GAAP;

(j) Liens (other than any Lien imposed by ERISA) incurred or deposits made in the ordinary course of business in connection with workmen's compensation, unemployment insurance and other types of social security, or to secure the performance of tenders, statutory obligations, surety and appeal bonds, bids, leases, government contracts, performance and return-of-money bonds and other similar obligations (other than obligations for the payment of borrowed money);

(k) easements, rights-of-way, restrictions and other similar charges or encumbrances not interfering with the ordinary conduct of the business of Borrower or any of its Material Subsidiaries or any of their respective properties;

(l) Liens on any common stock of Borrower purchased and held by Borrower as "treasury stock"; and

(m) extensions, renewals or replacements of any Lien referred to in clauses (a) through (l) of this Section 5.1; provided, that the principal amount of the Indebtedness or obligation secured thereby is not increased (other than the Indebtedness from the Borrower to LXE Inc. secured by the real property and improvements listed on Schedule 5.1 which may be increased in any refinancing thereof) and that any such extension, renewal or replacement is limited to the property or assets originally encumbered by the Lien.

Section 5.2.	Consolidations and Mergers.  Merge or
consolidate with or into any Person or sell all or substantially all of its assets, and will not permit any Material Subsidiary to merge or consolidate with or into any Person or sell all or substantially all of its assets, except (a) a merger in which Borrower is the surviving corporation, (b) a merger of any Material Subsidiary with any other Person (provided that in a merger involving one or more Subsidiary
Guarantors, a Subsidiary Guarantor shall be the surviving corporation) and (c) in all cases, so long as, both immediately prior to and after giving effect to such merger, no Default or Event of Default exists.

Section 5.3.	Limitations on Investments.  Make, and
will not permit any Subsidiary to make, any Investments,
except  Investments (i) in a Subsidiary Guarantor,
(ii) in any other Person; provided, that (A) such
Person's businesses, operations and/or markets are
functionally related to the businesses, expertise,
operations and/or markets of Borrower and its Material
Subsidiaries taken as a whole existing on the date
hereof) and (B) such Investment is made only with
capital stock of Borrower or if such Investment is
made in cash, such Investment and all other Investments
under this clause (ii) made with cash do not exceed in
the aggregate 15% of Consolidated Net Worth;   (iii)
in direct obligations of the United States of America or any agency thereof maturing within one year; (iv) in fully insured certificates of deposit with maturities of one year or less from the date of acquisition issued by any commercial bank operating in the United States of America having capital and surplus in excess of $100,000,000 and whose credit rating is reasonably acceptable to Lender; and (v) commercial paper of a domestic issuer if at the time of purchase such paper is rated in one of the two highest rating categories of Standard and Poor's Corporation or Moody's Investors
Service, Inc..

Section 5.4.  Sale of Assets. Sell, transfer, lease
or otherwise dispose, and will not permit any Material
Subsidiary to sell, transfer, lease or otherwise dispose, of any assets, except (i) inventory in the ordinary course of business, (ii) assets which have been determined to be obsolete by the board of directors or the senior management of Borrower or such Material
Subsidiary and (iii) assets (other than the assets subject to the Deed) with a book value not in excess of 10% of Consolidated Total Assets in the aggregate.

Section 5.5.  Indebtedness. Create, incur or permit
to exist, and will not permit any Material Subsidiary
 to create, incur or permit to exist, any Indebtedness, except (i) Indebtedness to Lender, (ii) Indebtedness of
LXE in a principal amount not in excess of $10,000,000 in the aggregate secured by the Lien referenced in
Section 5.1(c) hereof and any guaranty of Borrower issued in connection therewith, and (iii) other
Indebtedness of the Borrower and any Material Subsidiary not to exceed at any time in the aggregate $7,500,000.

Section 5.6.	Compliance with ERISA.  Take or fail to
take, or permit any ERISA Affiliate to take or fail to take, any action with respect to a Plan, including but not limited to (a) establishing any Plan, (b) amending any Plan, (c) terminating or withdrawing from any Plan, or (d) incurring an amount of unfunded benefit liabilities, as defined in Section 4001(a)(18) of ERISA, or any withdrawal liability under Title IV of ERISA, where such action or failure would have a Material Adverse
Effect.

Section 5.7.  Affiliate Transactions.  At any time
engage in, and will not permit any Material Subsidiary at any time to engage in, any transaction with an Affiliate of Borrower or of any Material Subsidiary (excluding any transaction between or among Borrower and/or its Material
Subsidiaries or between Borrower and its Material
Subsidiaries and their directors and officers in the nature of compensation for their services as such), unless such transaction is approved unanimously by those members of the board of directors of Borrower or such Material Subsidiary (or a committee of such members) who have no material interest (whether through ownership of stock, employment or otherwise) in such Affiliate, such approval to occur not later than the next meeting of such members or committee at which transactions of such type are scheduled for review and consideration in the ordinary course of discharge by Borrower's board of directors of its responsibilities, but not less frequently than annually.

ARTICLE VI

SPECIFIC FINANCIAL COVENANTSFINANCIAL COVENANTS

Borrower hereby covenants and agrees with Lender that, during the term of this Agreement or for so long as the Revolving Credit Notes remain unpaid or the Commitments remain outstanding, it will:

Section 6.1. 	Consolidated Net Worth.  Have on the Closing
Date Consolidated Net Worth of not less than $95,000,000 to
 which shall be added at the end of each fiscal year thereafter an amount equal to fifty percent (50%) of positive Consolidated Net Income for such fiscal year, commencing with the fiscal year ending December 31, 1998; provided, that in no event shall the Consolidated Net Worth required pursuant to this Section 6.1 be less than that required on any previous date of determination. This amount shall be calculated on an annual basis and shall be tested at the end of each fiscal quarter of Borrower.

Section 6.2.  Leverage.  Maintain at the end of any
fiscal quarter of Borrower Consolidated Funded Debt of less than 45% of Consolidated Capitalization.

Section 6.3.  Interest Coverage.  Have at the end of
each fiscal quarter Consolidated EBIT for any four of the immediately preceding six fiscal quarters (which have been identified by Borrower to Lender in its officer's certificate delivered pursuant to Section
4.9 hereof) of greater than 2.0 times Consolidated
Interest Expense for such fiscal quarter and the immediately preceding three fiscal quarters.

	ARTICLE VII

EVENTS OF DEFAULT AND REMEDIES

Section 7.1.	Events of Default.  Any one or more
of the following shall constitute an Event of Default hereunder:

(a)	Borrower shall fail to pay when due any payment
of (i) principal due on the Revolving Credit Notes or the Line of Credit Note, (ii) the face amount of any Letter of Credit when due or (iii) interest due on the Revolving Credit Notes or the Line of Credit Note or any other amount due hereunder or under any other Loan
Document and such failure continues for more than five
(5) calendar days; or

(b)	Any representation or warranty contained herein
or deemed to have been made hereunder or made by or furnished on behalf of Borrower or any Material
Subsidiary in connection herewith or in any other
Loan Document shall be false or misleading in any material respect as of the date made or deemed to have been made; or

(c)	Borrower shall fail to perform or observe
(i) any covenant or agreement contained in Article V or Article VI of this Agreement, or (ii) any other covenant or agreement contained in this Agreement
(other than the payment of the Revolving Credit Notes) or in any other Loan Document, within thirty (30) days from receipt of written notice from Lender; or

(d)	Borrower, any Subsidiary Guarantor or any other
Material Subsidiary whose Indebtedness has been guaranteed by Borrower or any Subsidiary Guarantor (i) shall default in any payment of any amount on any Indebtedness (other than the Indebtedness evidenced by the Revolving Notes, the Line of Credit Note or the Subsidiary Guaranty) which individually or in the aggregate exceeds $1,000,000 beyond any period of grace provided with respect thereto, or (ii) shall fail to perform or observe any other agreement, term or condition contained in any agreement under which any such Indebtedness is created (or if any other event shall occur and be continuing thereunder) and the effect of such failure or other event is to cause or to permit the holder or holders of such Indebtedness (or a trustee on behalf of such holder or holders) to cause such Indebtedness to become due prior to any stated maturity;

(e)	Borrower, any Subsidiary Guarantor or any other
Material Subsidiary whose Indebtedness has been guaranteed by Borrower or any Subsidiary Guarantor shall fail to pay its debts generally as they become due or shall admit in writing its inability to pay its debts generally; or

(f)	Borrower, any Subsidiary Guarantor or any other
Material Subsidiary whose Indebtedness has been guaranteed
by Borrower or any Subsidiary Guarantor shall make or
take any action to make an assignment for the benefit
of creditors, petition or take any action to petition
any tribunal for the appointment of a custodian,
receiver or any trustee for it or a substantial part
of its assets, or shall commence or take any action
to commence any proceeding under any bankruptcy,
reorganization, arrangement, readjustment of debt,
dissolution, liquidation or debtor relief law or
statute of any jurisdiction, whether now or hereafter
in effect including, without limitation, the
Bankruptcy Code; or, if there shall have been filed
any such petition or application, or any such
proceeding shall have been commenced against it,
in which an order for relief is entered or which
remains unstayed and in effect for more than sixty
(60) days; or Borrower,  any Subsidiary Guarantor
or any other Material Subsidiary whose Indebtedness
has been guaranteed by Borrower or any Subsidiary
Guarantor by any act or omission shall indicate its
 consent to, approval of or acquiescence in any such
petition, application or proceeding or order for
relief   or the appointment of a custodian, receiver
or any trustee for it or any substantial part of any of its properties, or shall suffer to exist any such custodianship, receivership or trusteeship; or any corporate action is taken by Borrower or any Material
Subsidiary for the purpose of effecting any of the foregoing; or

(g)	Borrower, any Subsidiary Guarantor or any other
Material Subsidiary whose Indebtedness has been guaranteed by Borrower or any Subsidiary Guarantor shall have concealed, removed, or permitted to be concealed or removed, any part of its property, with intent to hinder, delay or defraud its creditors or any of them, or made or suffered a transfer of any of its property which may be fraudulent under any bankruptcy, fraudulent conveyance or similar law; or shall have made any transfer of its property to or for the benefit of a creditor at a time when other creditors similarly situated have not been paid; or shall have suffered or permitted, while insolvent, any creditor to obtain a Lien upon any of its property through legal proceedings or distraint which is not vacated within thirty (30) days from the date thereof; or

(h)	Any order, judgment or decree is entered in any
proceeding against Borrower, any Subsidiary Guarantor or any other Material Subsidiary whose Indebtedness has been guaranteed by Borrower or any Subsidiary
Guarantor decreeing a split-up of Borrower, such Subsidiary Guarantor or any such Material Subsidiary and such order, judgment or decree remains unstayed and in effect for more than thirty (30) days; or

(i)	A judgment or order for the payment of money in
an amount in excess of $1,000,000 and which otherwise
 would have a Material Adverse Effect shall have been rendered against the Borrower, any Subsidiary Guarantor or any other Material Subsidiary whose Indebtedness has been guaranteed by Borrower or any Subsidiary Guarantor and either (i) enforcement proceedings shall have been commenced by any creditor upon such judgment or order or (ii) there shall be any period of thirty (30) consecutive days during which a stay of enforcement of such judgment or order, by reason of a pending appeal or otherwise, shall not be in effect; or

(j)	Any Subsidiary Guaranty, at any time after its
execution and delivery, for any reason shall cease to be in full force and effect or shall be declared null and void, or the validity or enforceability thereof shall be contested by any Subsidiary Guarantor, or any Subsidiary Guarantor shall deny that it has any further liability or obligation, or shall fail to perform its obligations, under the Subsidiary Guaranty (except in each case where the Subsidiary Guarantor party to such Subsidiary Guaranty is permitted to be merged into another Person without being the surviving corporation pursuant to Section 5.2 hereof) ; or

(k)	Any Person or group of Persons (within the meaning
of Section 13 or 14 of the Securities Exchange Act of
1934, as amended) which does not own voting stock of Borrower on the Closing Date shall have acquired beneficial ownership (within the meaning of Rule 13d-3 promulgated by the Securities and Exchange Commission under said Act) of 35% or more of the outstanding shares of such voting stock; or Persons who are directors of Borrower on the Closing Date (or who have been nominated for election by a board of directors of which a majority of the members are such current directors or were so nominated) shall at any time cease to constitute a majority of the board of directors of Borrower.

Section 7.2. 	Remedies on Default.  (a) Upon the
occurrence and during the continuance of an Event of Default (other than as specified in Section 6.1(f)), Lender may (i) terminate all obligations of Lender to Borrower including, without limitation, all obligations to make Advances or issue Letters of Credit under the Commitments or any other obligations or commitments to Borrower, (ii) declare the Revolving Credit Notes, including, without limitation, principal, accrued interest and costs of collection (including, without limitation, reasonable attorneys' fees if collected by or through an attorney or in bankruptcy or in other judicial proceedings) and all outstanding Letters of Credit immediately due and payable, without presentment, demand, protest or any other notice of any kind, all of which are expressly waived.

(b)  Upon the occurrence of an Event of Default under
Section 6.1(f), (i) all obligations to make Advances and to issue Letters of Credit under the Commitments shall terminate automatically and (ii) the Revolving
Credit Notes, including without limitation principal, accrued interest and costs of collection (including without limitation reasonable attorneys' fees incurred if collected by or through an attorney at law or in bankruptcy, receivership or other judicial proceedings) and all outstanding Letters of Credit shall be immediately due and payable, without presentment, demand, protest or any other notice of any kind, all of which are expressly waived.

(c) Upon the occurrence of an Event of Default and acceleration of the Revolving Credit Notes and outstanding Letters of Credit as provided in subsection (a) or (b) above, Lender may pursue any remedy available to it under this Agreement, the Revolving Credit Notes, any LC Application or any other Loan Document, or available at law or in equity, all of which shall be cumulative.


ARTICLE VIII
	DEFINITIONS
Section 8.1. Definitions. The following terms used herein and in any other Loan Documents shall have the meanings specified herein (such meanings to be equally applicable to both the singular and the plural forms of the terms defined):

"Accounts" shall have the meaning given to such term in UCC 9-106.

"Advance" shall mean any advance of funds by Lender
 to Borrower under this Agreement, which shall be either a Base Rate Advance or a LIBOR Advance.

"Affiliate" shall mean, with respect to any Person
(the "Specified Person"), a Person other than the Specified Person directly or indirectly controlling or controlled by, or under direct or indirect common control with, the Specified Person, other than a Subsidiary of the Specified Person. For purposes of this definition, the term "control", when used with respect to any Specified Person, means the possession, directly or indirectly, of the power to direct or cause the direction of management and policies of the Specified Person, whether through the ownership of voting securities, by contract or otherwise.

"Agreement" shall mean the Second Amended and Restated Loan Agreement dated as of November 9, 1998, either as originally executed or as it may be from time to time supplemented, amended, amended and restated, renewed, extended or otherwise modified.

"Applicable Margin" shall mean, with respect to a LIBOR Advance or a Base Advance, the percentage per annum determined by reference to the ratio of Consolidated Funded Debt to Consolidated EBITDA in effect at such time, as set forth below:

Consolidated Funded
Debt/Consolidated EBITDA	LIBOR	     Base
Ratio					Advances	     Rate Advances

 .5 to 1.0				2.00%		0.00%

1.0 to 1.0
2.5 to 1.0				1.50%		0.50%

1.0 to 1.0				1.00%		-0.75%

Lender shall determine the Applicable Margin on a quarterly basis by calculating the ratio of Consolidated Funded Debt to Consolidated EBITDA promptly after receipt of the financial statements required to be delivered by Borrower pursuant to Section 4.8 (a) or (b) hereof, as applicable.
 Any adjustment to the Applicable Margin shall be effective as of the first day (the "Adjustment Date") of the fiscal quarter immediately following the fiscal quarter during which the quarterly (or annual) financial statements are required to be delivered to Lender; provided, that for the purpose of determining the effective date of any change in the Applicable Margin and notwithstanding the provisions of Section 4.8 (a) hereof, the annual financial statements shall be deemed to be delivered on the last day of the fiscal quarter immediately following any fiscal year-end. Notwithstanding the foregoing, for the period from the Closing Date to November 30, 1998, the Applicable Margin for LIBOR Advances shall equal 1% p. a. and the Applicable Margin for Base Rate Advances shall equal -0.75% p. a.. Thereafter, the Applicable Margin shall be adjusted from time to time as set forth herein. If at any time Borrower fails to deliver the financial statements required to be delivered hereunder, the Applicable Margin in the Adjustment Date shall become 2.00% for LIBOR Advances and 0.00% for Base Rate Advances until the date on which Borrower delivers such financial statements and the calculation required to determine the Applicable Margin.

"Bankruptcy Code" shall mean the Bankruptcy Code of 1978, as amended.

"Base Rate" shall mean the higher of (i) the Prime Rate and (ii) the Federal Funds Rate plus 0.50% per annum.

"Business Day" shall mean, with respect to any LIBOR
Advance, any day other than a Saturday, Sunday or a day on which commercial banks are required or authorized to close for domestic or international business, including dealings in U.S. dollar deposits, in Atlanta, Georgia or London, England and with respect to all other matters, any day other than a Saturday, Sunday or a day on which commercial banks are required or authorized to close in Atlanta, Georgia.

"CAL" shall mean CAL Corporation, a Canadian corporation, and its successors.

"CAL Guaranty" shall mean the guaranty agreement dated the date hereof duly executed by CAL and substantially in the form of Exhibit B attached hereto, as originally executed and as it may be, from time to time, supplemented, amended, amended and restated, renewed, extended or otherwise modified.

"Closing Date" shall mean the date that all of the conditions precedent set forth in Article II have been satisfied.

"Collateral" shall mean, with respect to Borrower and all Domestic Subsidiary Guarantors, all Accounts and all Inventory, now or hereafter created or owned, and all Proceeds of the foregoing, a Lien in which has been granted to Lender pursuant to Section 4.12 hereof, and any capital stock pledged to Lender pursuant to
Section 4.11(b) hereof.

"Commitments" shall have the meaning set forth in
Section 1.1 hereof.

"Commitment Fee" shall have the meaning set forth in
Section 1.9 hereof.

"Commitment Termination Date" shall have the meaning set forth in Section 1.1 hereof.

"Consolidated Capitalization" shall mean, for the Borrower and its Subsidiaries as of any date of determination, the sum of (i) Consolidated Funded Debt and (ii) Consolidated
 Net Worth.

"Consolidated EBIT" shall mean for any period an amount equal to the sum of (a) Consolidated Net Income plus (b) to the extent deducted in determining Consolidated Net
Income, (i) Consolidated Tax Expense and (ii) Consolidated Interest Expense.

"Consolidated EBITDA" shall mean for any fiscal quarter an amount equal to the sum for such fiscal quarter and the immediately preceding three fiscal quarters of (a) Consolidated
Net Income, plus (b) to the extent deducted in determining Consolidated Net Income, (i) Consolidated Tax Expense, (ii) Consolidated Interest Expense and (iii) depreciation, amortization and other non-cash charges determined on a consolidated basis in accordance with GAAP.

"Consolidated Funded Debt" shall mean for any fiscal quarter the Funded Debt of the Borrower and its Subsidiaries on the last day of such fiscal quarter determined on a consolidated basis in accordance with GAAP.

"Consolidated Interest Expense" shall mean for any period all interest expense (including all amortization of debt discount and expenses and reported interest) on all Indebtedness of the Borrower and its Subsidiaries determined on a consolidated basis in accordance with GAAP.

"Consolidated Net Income" shall mean for any period the net income (or loss), after deducting all operating expenses, provisions for taxes and reserves (including reserves for deferred income taxes) and all other proper deductions, of the Borrower and its Subsidiaries determined on a consolidated basis in accordance with GAAP, excluding
(i) extraordinary items, (ii) any equity interest of the Borrower in the unremitted earnings of any corporation not a Subsidiary and (iii) the income (or loss) of any Person becomes a Subsidiary or is merged with the Borrower or any of its subsidiaries or such Person's Assets by the Borrower or any of its Subsidiaries.

"Consolidated Net Worth" shall mean for any period the sum of capital stock (including any preferred stock but excluding treasury stock and capital stock subscribed but unissued) and surplus (including earned surplus, capital surplus and the balance of the current profit and loss account not transferred to surplus) accounts of the Borrower and its Subsidiaries determined on a consolidated basis in accordance with GAAP.

"Consolidated Tax Expense" shall mean for any period the income tax expense deducted in calculating Consolidated Net Income of the Borrower and its Subsidiaries determined on a consolidated basis in accordance with GAAP.

"Deed" shall mean the Deed to Secure Debt and Security Agreement dated as of December 17, 1986, by Borrower in favor of Lender, as amended by the First Amendment to Deed to Secure Debt and Security Agreement dated as of December 15, 1995 and by the Second Amendment to Deed to Secure Debt and Security Agreement dated as of the date hereof, either as originally executed or as it may be from time to time supplemented, amended, amended and restated, renewed, extended or otherwise modified.

"Default" shall mean any event that, with notice or lapse of time or both, would constitute an Event of Default.

"Default Rate" shall have the meaning set forth in Section 1.16 hereof.

"Domestic Subsidiary Guarantors" shall mean LXE Inc., a Georgia corporation, and EMS Technologies, Inc., a Georgia corporation, and their successors, and each other Material Subsidiary which is added as a Domestic Subsidiary Guarantor in accordance with
Section 4.11(b) hereof.

"Domestic Subsidiary Guaranty" shall mean the Domestic Subsidiary Guaranty dated as of the date hereof substantially in the form of Exhibit B attached hereto, and each duly executed supplement to the Domestic Subsidiary Guaranty in the form of Exhibit C attached hereto, either as originally executed or as it may be from time to time supplemented, amended, amended and restated, renewed, extended or otherwise modified.

"ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended from time to time, and the regulations promulgated and the rulings issued thereunder.

"ERISA Affiliate" shall mean, as of any date, any trade or business (whether or not incorporated) which together with Borrower is treated as a single employer under Section 414(b), (c), (m), or (o) of the Code.

"Facility A Commitment" shall have the meaning set forth in Section 1.1 hereof.

"Facility B Commitment shall have the meaning set forth in Section 1.1 hereof.

"Facility A Revolving Credit Note" shall have the meaning set forth in
Section 1.1 hereof.

"Facility B Revolving Credit Note" shall have the meaning set forth in
Section 1.1 hereof.

Federal Funds Rate shall mean, for any day, the rate per annum (rounded upward, if necessary, to the nearest 1/100 of 1%) equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the Business Day next succeeding such day, provided that (i) if such day is not a Business Day, the Federal Funds Rate for such day shall be such rate on such transactions on the next preceding Business Day as so published on the next succeeding Business Day, and (ii) if no such rate is so published on such next succeeding Business Day, the Federal Funds Rate for such day shall be the average rate quoted to Lender on such day on such transactions.

"Funded Debt" shall mean, with respect to any Person, all Indebtedness of such Person of the types listed in clauses (i), (ii), and (iv) of the definition of Indebtedness.

"GAAP" shall mean Generally Accepted Accounting Principles consistently applied and maintained throughout the period indicated and consistent with the prior financial practice of Borrower and any predecessor, as reflected in the financial stously furnished to Lender pursuant to Section 3.10 hereof and the financial statements to be provided to Lender pursuant to Section
4.8 hereof; provided, that if Borrower notifies Lender that the Borrower wishes to amend any of the covenants set forth in Article VI hereof to eliminate the effect of any change in GAAP mandated by the Financial Accounting Standards Board or similar accounting authority of comparable standing or shall be recommended by Borrower's independent public accountants on the operation of such covenant(s), then Borrower's compliance with such covenant(s) shall be determined on the basis of GAAP in effect immediately before the relevant change in GAAP became effective, until such covenant(s) are amended in a manner satisfactory to Borrower and Lender.


"Indebtedness" shall mean, with respect to any Person as of any date of determination and without duplication, (i) all obligations for money borrowed (whether on a senior or subordinated basis) or evidenced by bonds, debentures, notes or other similar instruments of such Person;
(ii) all obligations of such Person for the deferred purchase price of property or services other than trade payables incurred in the ordinary course of business and not overdue by more than ninety (90) days; (iii) all obligations of such Person created or arising under any conditional sale or other title retention agreement with respect to property acquired by such Person (even though the rights and remedies of the seller or lender days; (iii)
 notes or other similar instruments of such Person;
(ii) all obligations of such Person for the deferred purchase price of property or services other than trade payables incurred in the ordinary course of business and not overdue by more than ninety (90) days; (iii) all obligations of such Person created or arising under any conditional sale or other title retention agreement with respect to property acquired by such Person (even though the rights and remedies of the seller or lender days; (iii) all obligations of such Person created or arising under any conditional sale or other title retention agreement with respect to property acquired by such Person (even though the rights and remedies of the seller or lender under such agreement in the event of a default are limited to repossession or sale of such property); (iv) all capital lease obligations of such Person;
(v) all obligations of such Person to purchase, redeem, retire, defease or otherwise make any payment in respect of any capital stock of or other ownership or profit interest in such Person to purchase, redeem, retire, defease or otherwise make any payment in respect of any capital stock of or other ownership or profit interest in such Person or any warrants, rights or options to acquire such capital stock (other than obligations under employee option and restricted stock programs maintained by such Person in the ordinary course of business);
(vi) all obligations of other Persons (other than a Subsidiary of such Person) which such Person has guaranteed, directly or indirectly, contingent or otherwise (including by the issuance of a letter of credit or similar instrument for the account of such Person) and the obligation of such Person to purchase or otherwise acquire, or otherwise insure any creditor against loss in respect of, indebtedness referred to in clauses
(i) through (v) above of any other Person, or with respect to all obligations of such Person consisting of recourse liability with respect to accounts receivable sold or otherwise disposed of by such Person; (vii) Indebtedness of others secured by any Lien upon Property owned by such Person, whether or not assumed; (viii) all obligations of such Person under letters of credit on which it is the account party; (ix) all obligations of such Persons under "synthetic leases" or similar types of transactions;
and (ii) all obligations of such Person under Interest Rate Risk Agreements.

"Interest Period" shall mean, with respect to any LIBOR Advance, a period of 1, 2, 3 or 6 months, as Borrower may elect as provided in this Agreement; provided, that (i) the first day of an Interest Period must be a Business Day,
(ii) any Interest Period that would otherwise end on a day that is not a Business Day shall be extended to the next succeeding Business Day, unless such Business Day falls in the next calendar month, in which case the Interest Period shall end on the next preceding Business Day, (iii) any Interest Period which begins on the last Business Day of a calendar month
(or on a day for which there is no numerically corresponding day in the calendar month at the end of an Interest Period) shall end on the last Business Day of a calendar month, and (iv) no Interest Period shall extend beyond the Commitment Termination Date.

"Interest Rate Risk Agreement" shall mean an interest rate swap agreement, interest rate cap agreement, interest rate collar agreement or similar arrangement entered into by the Borrower with the Lender for the purpose of reducing its exposure to interest rate fluctuations and not for speculative purposes, as it may be, from time to time, amended, modified, restated or supplemented

"Inventory" shall have the meaning given to such term in UCC Subsection
9-109(4).

"Investment" shall me rate so determined in accordance herewith shall be rounded upwards to the nearest multiple of 1/100th of 1% "Page 3750" shall mean the display designated as "Page 3750" on the Dow Jones Markets (or such other page as may replace Page 3750 on that service or another service as may be nominated by the British Bankers' Association as the information vendor for the purpose of displaying British Bankers' Association Interest Settlement Rate for U. S. dollars).

"Letter of Credit" shall mean any standby letter of credit issued by Lender for the account of Borrower under the LC Commitment pursuant to an LC Application, and any extension, renewal or amendment of the same.

"LIBOR" shall mean, with respect to any Interest Period for any LIBOR Advance, the rate per annum equal to the quotient of (i) the offered rate for deposits in U. S. dollars of amounts equal or comparable to the principal amount of such LIBOR Advance offered for a term comparable to such Interest Period, which rate appears on Page 3750 as of 11:00 A.M. (London, England) time, two (2) Business Days prior to the first day of such Interest Period; provided, that if no such offered rates appear on such page, the rate used for such Interest Period will be the arithmetic average (rounded upward, if necessary, to the next higher 1/16th of 1%) of rates offered to Lender by not less than two major banks in London, England at approximately 10:00 A.M. (Atlanta, Georgia time), two (2) Business Days prior to the first day of such Interest Period for deposits in U.S. dollars in the London interbank market for a period comparable to such Interest Period in an amount comparable to the principal amount of such advance, divided by a number equal to 1.00 minus the Reserve Percentage.
The rate so determined in accordance herewith shall be rounded upwards to the nearest multiple of 1/100th of 1% "Page 3750" shall mean the display designated as "Page 3750" on the Dow Jones Markets (or such other page as may replace Page 3750 on that service or another service as may be nominated by the British Bankers' Association as the information vendor for the purpose of displaying British Bankers' Association Interest Settlement
Rate for U. S. dollars).

"LIBOR Advance" shall mean any Advance hereunder which bears interest based on LIBOR.

"Material Subsidiary" shall mean at any time any Subsidiary of Borrower having, together with its Subsidiaries, consolidated assets in excess of 10% of the total assets of Borrower and its Subsidiaries, determined on a consolidated basis as of such time.

"Multiemployer Plan" shall mean a "multiemployer plan" as defined in section 4001(a)(3) of ERISA.

"Notice of Borrowing" shall have the meaning set forth in Section 1.4 hereof.

"PBGC" shall mean the Pension Benefit Guaranty Corporation and any successor thereto.

"Person" shall mean and shall include an individual, a partnership, a joint venture, a corporation, a limited liability company, a trust, an unincorporated association, a government or any department or agency thereof and any other entity whatsoever.

"Plan" shall mean any "employee benefit plan" as defined in
Section 3(3) of ERISA maintained by or on behalf of Borrower or any ERISA Affiliate, including, but not limited to, any defined benefit pension plan, profit sharing plan, money purchase pension plan, savings or thrift plan, stock bonus plan, employee stock ownership plan, Multiemployer Plan, or any plan, fund, program, arrangement or practice providing for medical (including post-retirement medical), hospitalization, accident, sickness, disability, or life insurance benefits.

"Prime Rate" shall mean the per annum rate of interest designated from time to time by Lender to be its prime rate, with any change in the rate of interest resulting from a change in the Prime Rate to be effective as of the opening of business of Lender on the day of such change. The Prime Rate is a reference rate and does not necessarily represent the lowest or best rate actually charged to any customer. Lender may make commercial loans or any other loan at rates of interest at, above or below the Prime Rate.

"Proceeds" shall have the meaning given to such term in UCC 9-306(1).

"Premises" shall have the meaning ascribed to it in the Deed.
"Reserve Percentage" shall mean, for any day, the stated maximum rate (expressed as a decimal) of all reserves required to be maintained with respect to liabilities or assets consisting of or including "eurocurrency liabilities", as prescribed by Regulation D of the Board of Governors of the Federal Reserve System (or by any other governmental body having jurisdiction with respect thereto), including without limitation any basic, marginal, emergency, supplemental, special, transitional or other reserves, the rate so determined to be roundedd upward to the nearest whole multiple of 1/100 of 1%.

"Revolving Credit Notes" shall have the meaning set forth in Section 1.1 hereof.

"Solvent" shall mean, as to any Person, such Person (i) owns real and personal property and assets whose fair saleable value is greater than the amount required to pay all of such Person's liabilities (including contingent liabilities), (ii) is able to pay all of its liabilities as such liabilities mature and (iii) has capital sufficient to carry on its business and transactions and all business and transactions in which it is about to engage.

"Subsidiary" shall mean, with respect to Borrower, any Person of which securities or other ownership interests having ordinary voting power to elect a majority of the board of directors or other Persons performing similar functions are at the time directly or indirectly owned by Borrower.

"Subsidiary Guarantors" shall mean the Domestic Subsidiary Guarantors and CAL, and their successors.

"Subsidiary Guaranty" shall mean, together, the Domestic Subsidiary Guaranty and the CAL Guaranty, either as originally executed or as it may be from time to time supplemented, amended, amended and restated, renewed, extended or otherwise modified.

"UCC" shall mean the "Uniform Commercial Code - Secured Transactions" in effect in the State of Georgia.

Section 8.2.   Use of Defined Terms; Accounting Terms; Interpretation.
All terms defined in this Agreement shall have the same defined meanings when used in any other Loan Documents, unless the context shall require otherwise. All accounting terms not specifically defined herein shall be construed as having the respective meanings customary under GAAP. All personal pronouns used in this Agreement, whether used in the masculine, feminine or neuter gender, shall include all genders; the singular shall include the plural, and the plural shall include the singular; "hereunder", "hereof", "hereto" and words of similar import shall be deemed references to this Agreement and not to any particular Article, Section or other provision hereof; "or" is not exclusive; and relative to any determination of any period of time, "from" means "from and including", "to" means "to but not including" and "through" means "through and including". All Exhibits and Schedules attached hereto are by reference made a part hereof.

	ARTICLE IX
MISCELLANEOUS

Section 9.1.	No Waiver.  No delay or failure on the part of Lender
or on the part of any holder of the Revolving Credit Note in the exercise of any right, power or privilege granted under this Agreement, under any other Loan Document, or available at law or in equity, shall impair any such right, power or privilege or be construed as a waiver of any Event of Default or any acquiescence therein. No single or partial exercise of any such right, power or privilege shall preclude the further exercise of such waiver shall be valid against Lender unless made in writing and signed by Lender, and then only to the extent expressly specified therein.

Section 9.2.	Notices.  All notices and communications provided for
hereunder shall be in writing (including telecopy or similar tele transmission or writing), delivered by hand or sent by first-class, registered or certified mail, postage prepaid, to the following addresses:


(1)	If to Lender:		SunTrust Bank, Atlanta
P.O. Box 4418/Mail Code 127
Atlanta, Georgia  30302

Attention: R. Michael Dunlap
Telephone: (404) 724-3890
Telecopier: (404) 588-8833

(2)	If to Borrower:	Electromagnetic Sciences, Inc.
660 Engineering Drive
Norcross, Georgia  30092

Attention:  Chief Financial Officer
Telephone: (770) 263-9200
Telecopier: (770) 447-4397

Any such notices or other communications shall be effective
(i) if given by mail, upon the earlier of receipt or the third Business Day after such notice or other communication is deposited first class, postage prepaid, in the United
States mail, (ii) if given by telecopy, upon receipt during regular business hours on a Business Day or if received at any other time, on the next succeeding Business Day or
(iii) if given by any other means (including without limitation by air courier) when delivered at the address specified herein. Either Borrower or Lender, or both, may change its address for notice purposes by notice to the other party in the manner provided herein.

Section 9.3.	Governing Law.  THIS AGREEMENT AND ALL
OTHER LOAN DOCUMENTS SHALL BE GOVERNED BY AND INTERPRETED
IN ACCORDANCE WITH THE LAWS OF THE STATE OF GEORGIA UNLESS
 THE INDIVIDUAL DOCUMENT SPECIFICALLY PROVIDES OTHERWISE.
Section 9.4.	Survival of Representations and Warranties.
All representations and warranties contained herein or made by or furnished on behalf of Borrower in connection herewith shall survive the execution and delivery of this Agreement and all other Loan Documents.

Section 9.5.	Descriptive Headings.  The descriptive
headings of the several sections of this Agreement are inserted for convenience only and do not constitute a part of this Agreement.

Section 9.6.	Severability.  If any part of any provision
contained in this Agreement or in any other Loan Document shall be invalid or unenforceable under applicab le law, said part shall be ineffective to the extent of such invalidity only, without in any way affecting the remaining parts of said provision or the remaining provisions.

Section 9.7.	Time is of the Essence.  Time is of the
essence in interpreting and performing this Agreement and all other Loan Documents.

Section 9.8.	Counterparts.  This Agreement may be
executed in any number of counterparts, each of which shall be deemed to be an original and all of which, taken together, shall constitute one and the same instrument.

Section 9.9.	Successors and Assigns.  This Agreement
shall bind and inure to the benefit of Borrower and Lender, and their respective successors and assigns;
provided, however, Borrower shall have no right to assign its rights or obligations hereunder to any Person. Notwithstanding anything in this Agreement to the contrary, Lender shall have the right, but shall not be obligated, to sell participations in, or assign its rights, title and interest in, any Advances, the Commitment or the Revolving Credit
Note to other banks, financial institutions and investors.

Section 9.10.	Amendments; No Implied Waiver.  This
Agreement may be amended or modified, and Borrower may take any action herein prohibited, or omit to perform any act herein required to be performed by it, only if Borrower shall obtain the prior written consent of Lender to such amendment, modification, action or omission to act, and no course of dealing between Borrower and Lender shall operate as a waiver of any right, power or privilege granted under this Agreement, under any other Loan Document, or available at law or in equity.

Section 9.11.	Rights Cumulative.  All rights, powers
and privileges granted hereunder shall be cumulative to and shall not be exclusive of any other rights, powers and privileges granted by any other Loan
Document or available at law or in equity.

Section 9.12.	Set-Off.  Upon the occurrence and
during the continuation of an Event of Default, Borrower authorizes Lender, without notice or demand, to apply any indebtedness due or to become due to Borrower from Lender in satisfaction of any of the indebtedness, liabilities or obligations of Borrower under this Agreement, under any other Loan Document or under any other note, instrument, agreement, document or writing of Borrower held by or executed in favor of Lender including, without limitation, the right to set-off against any deposits or other cash collateral of Borrower held by Lender.

Section 9.13.	Indemnity.  Borrower agrees to protect,
indemnify, and save harmless Lender, and all directors, officers, employees and agents of Lender, from and against any and all (a) claims, demands and causes of action of any nature whatsoever not resulting from the gross negligence or willful misconduct of Lender or such Person brought by any Person not a party to this Agreement and arising from or related or incident to this Agreement or any other Loan Document,
(b) costs and expenses incident to the defense of such claims, demands and causes of action, including, without limitation, attorneys' fees, and (c) liabilities, judgments, settlements, penalties and assessments arising from such claims, demands and causes of action.
The indemnity contained in this section shall survive the termination of this Agreement.

Section 9.14.	Usury.  It is the intent of the parties
hereto not to violate any federal or state law, rule or regulation pertaining either to usury or to the contracting for or charging or collecting of interest, and Borrower and Lender agree that, should any provision of this Agreement or of the Revolving Credit Note, or any act performed hereunder or thereunder, violate any such law, rule or regulation, then the excess of interest contracted for or charged or collected over the maximum lawful rate of interest shall be applied to the outstanding principal indebtedness due to Lender by Borrower under this Agreement.

Section 9.15.	Construction.  Should any provision of
this Agreement require judicial interpretation, the parties hereto agree that the court interpreting or construing the same shall not apply a presumption that the terms hereof shall be more strictly construed against one party by reason of the rule of construction that a document is to be more strictly construed against the party who itself or through its agents prepared the same, it being agreed that Borrower, Lender and their respective agents have participated in the preparation hereof.

Section 9.16.	Holidays.  In any case where the date
for any action required to be performed under this Agreement or under any other Loan Document shall be, in the city where the performance is to be made, a Saturday, a Sunday, a legal holiday or a day on which banking institutions are authorized by law to close, then such performance may be made on the next succeeding
Business Day not a Saturday, a Sunday, a legal holiday or a day on which banking institutions are authorized by law to close.

Section 9.17.	Entire Agreement.  This Agreement and the
other Loan Documents executed and delivered contemporaneously herewith, together with the exhibits and schedules attached hereto and thereto, constitute the entire understanding of the parties with respect to the subject matter hereof, and any other prior or contemporaneous agreements, whether written or oral, with respect thereto including, without limitation, the loan commitment from Lender to Borrower, are expressly superseded hereby. The execution of this Agreement and the other Loan Documents by Borrower was not based upon any facts or materials provided by Lender, nor was Borrower induced to execute this Agreement or any other Loan Document by any representation, statement or analysis made by Lender.

Section 9.18.	WAIVER OF JURY TRIAL.  EACH OF BORROWER
AND LENDER HEREBY IRREVOCABLY WAIVES ALL RIGHT TO TRIAL
BY JURY IN ANY ACTION, PROCEEDING OR COUNTERCLAIM ARISING
OUT OF OR RELATING TO ANY LOAN DOCUMENT TO WHICH IT IS
A PARTY OR ANY INSTRUMENT OR DOCUMENT DELIVERED THEREUNDER
TO THE EXTENT PERMITTED BY APPLICABLE LAW.

Section 9.19.	No Novation.  The parties hereto have
entered into this Agreement and the other Loan Documents solely to amend, restate and restructure the terms of, and obligations owing under and in connection with, the Original EMS Agreement. The parties do not intend this Agreement or the other Loan Documents nor the transactions contemplated hereby or thereby to be, and this Agreement and the other Loan Documents and the transactions contemplated hereby or thereby shall not be, construed to be a novation of any of the obligations owing by Borrower under or in connection with the Original EMS
Agreement or the Deed.

WITNESS the hand and seal of the parties hereto through their duly authorized officers, as of the date first above written, this 9th day of November, 1998.

ELECTROMAGNETIC SCIENCES, INC.


By
   ---------------------------
Name:  Don T. Scartz
Title:  Senior Vice President
& Chief Financial Officer


Attest
       -----------------------
Name:  William S. Jacobs
     Title:  Secretary

[CORPORATE SEAL]



SUNTRUST BANK, ATLANTA


By
   ------------------------
Name: R. Michael Dunlap
Title: First Vice President

By
   -------------------------
Name: Jonathan H. James
Title: Banking Officer


Schedule 3.9(b)

Material Subsidiary

    Name               	       Jurisdiction of
                                Incorporation  		% Ownership

1.  LXE Inc.			                  Georgia	         			100%
2.  EMS Technologies, Inc.	      Georgia			         	100%
3.  CAL Corporation		            Canada			          	100%

	Schedule 3.11

ERISA


1.	Electromagnetic Sciences, Inc. Retirement Program

2.	Electromagnetic Sciences, Inc. Retirement Income Plan
(terminated December 15, 1993)

Schedule 3.16

Franchises, Licenses, etc.


License Agreement between LXE Inc. and Symbol Technologies, Inc., dated March 4, 1991, licensing LXE Inc. to use certain patented bar-code scanning technology in handheld computer terminals, requires royalty payments equal to 7% of the net sales value to LXE of terminals using such technology.

Schedule 5.1


Outstanding Liens


1.	Lien created under Deed to Secure Debt and Security
Agreement from LXE Inc. to Electromagnetic Sciences, Inc., dated December 31, 1991, recorded in Deed Book 7015, Page 1,
Gwinnett County, Georgia.

2.	Lien on accounts and other personal property of CAL
Corporation, securing amounts owed from time to time under the Credit Facility in maximum principal amount of Can.$11,050,000 established June 19, 1998, with Canadian
Imperial Bank of Commerce.
EXHIBIT A-1

	FACILITY A REVOLVING CREDIT NOTE


November [  ], 1998						$10,000,000.00
	                                      Atlanta, Georgia


FOR VALUE RECEIVED, the undersigned, ELECTROMAGNETIC SCIENCES, INC., a corporation organized and existing under the laws of the State of Georgia (the "Borrower"), promises to pay to the order of SUNTRUST BANK, ATLANTA (the "Bank"), a Georgia banking corporation, at its principal office at One Park Place, Atlanta, Georgia 30303, or at such other place as the holder hereof may designate, in immediately available funds in lawful money of the United States of America, on the Commitment Termination Date as set forth in that certain Amended and Restated Loan Agreement dated of even date herewith (the "Agreement") by and between the Borrower and the Bank, the principal sum of TEN MILLION AND NO/100 DOLLARS ($10,000,000.00) or so much thereof as may be from time to time disbursed hereunder in accordance with the Agreement.

In addition to principal, the Borrower agrees to pay interest on the principal amounts disbursed hereunder from time to time from the date of each disbursement until paid at such rates of interest per annum and upon such dates as provided for in the Agreement. Interest shall accrue on the outstanding principal balance from the date hereof up to and through the date on which all principal and interest hereunder is paid in full, and shall be computed on the basis of the actual number of days elapsed in a 360-day year. Such interest is to be paid to the Bank at its main office in Atlanta, Georgia.

This Revolving Credit Note evidences the Advances made under the Facility A Commitment pursuant to the terms and conditions of the Agreement, to which reference is hereby made for a full and complete description of such terms and conditions. All capitalized terms used in this Revolving Credit Note shall have the same meanings as set forth in the Agreement.

The Borrower at its option at any time and from time to time may prepay the Advances in whole or in part without penalty or premium but with accrued interest to the date of such prepayment on the principal amount prepaid in accordance with the terms and conditions governing prepayments in the Agreement.

Upon the occurrence and during the continuance of any Event of Default (other than an Event of Default under Article VI of the Agreement) by the Borrower under the terms of this Revolving Credit Note or the Agreement, the Bank may declare the entire unpaid principal balance hereof, together with all accrued and unpaid interest, immediately due and payable.

Upon the occurrence and during the continuance of any Event of Default the Bank shall have a right of set-off against any indebtedness due or to become due to the Borrower from the Bank and the Bank may apply the same against payment of this Revolving Credit Note or any other indebtedness of the Borrower to the Bank. The payment of any indebtedness evidenced by this Revolving
Credit Note shall not affect the enforceability of this Revolving Credit Note as to any future, different or other indebtedness evidenced hereby. In the event the indebtedness evidenced by this Revolving Credit Note is collected by legal action or through an attorney-at-law, the Bank shall be entitled to recover from the Borrower all costs of collection, including, without limitation, reasonable attorneys' fees if collected by or through an attorney-at-law. The Borrower acknowledges that the actual crediting of the amount of any Advance under the Agreement to an account of the Borrower shall, in the absence of manifest error, constitute presumptive evidence of such Advance, the rate of interest and that such Advance was made and borrowed under the Agreement applicable thereto. Such account records shall constitute, in the absence of manifest error, presumptive evidence of principal amounts outstanding of Advances, and the payments made under the Agreement at any time and from time to time, provided that the failure of the Bank to record in such account the amount of any Advance shall not affect the obligation of the undersigned to repay such amount together with interest thereon in accordance with this Revolving Credit Note and the Agreement.

Failure or forbearance of the Bank to exercise any right hereunder, or otherwise granted by the Agreement or by law, shall not affect or release the liability of the Borrower hereunder, and shall not constitute a waiver of such right unless so stated by the Bank in writing. This Revolving Credit Note shall be deemed to be made under, and shall be construed in accordance with and governed by, the laws of the State of Georgia.
Time is of the essence of this Revolving Credit Note.

Presentment for payment, notice of dishonor and protest are hereby waived.

Executed under hand and seal of the Borrower on the day and year first above written.

ELECTROMAGNETIC SCIENCES, INC.

By
   --------------------------
Name:  Don T. Scartz
Title:  Senior Vice President
& Chief Financial Officer


Attest
       ----------------------
 Name:  William S. Jacobs
 Title:  Secretary


[CORPORATE SEAL]
EXHIBIT A-2

	FACILITY B REVOLVING CREDIT NOTE


November [  ], 1998						$20,000,000.00
Atlanta, Georgia


FOR VALUE RECEIVED, the undersigned, ELECTROMAGNETIC
SCIENCES, INC., a corporation organized and existing under the laws of the State of Georgia (the "Borrower"), promises to pay to the order of SUNTRUST BANK, ATLANTA
(the "Bank"), a Georgia banking corporation, at its principal office at One Park Place, Atlanta, Georgia
30303, or at such other place as the holder hereof may designate, in immediately available funds in lawful money of the United States of America, on the Commitment
 Termination Date as set forth in that certain Amended and Restated Loan Agreement dated of even date herewith
(the "Agreement") by and between the Borrower and the Bank, the principal sum of TWENTY MILLION AND NO/100
DOLLARS ($20,000,000.00) or so much thereof as may be from time to time disbursed hereunder in accordance with the Agreement.

In addition to principal, the Borrower agrees to pay interest on the principal amounts disbursed hereunder from time to time from the date of each disbursement until paid at such rates of interest per annum and upon such dates as provided for in the Agreement. Interest shall accrue on the outstanding principal balance from the date hereof up to and through the date on which all principal and interest hereunder is paid in full, and shall be computed on the basis of the actual number of days elapsed in a 360-day year. Such interest is to be paid to the Bank at its main office in Atlanta, Georgia.

This Revolving Credit Note evidences the Advances made under the Facility B Commitment pursuant to the terms and conditions of the Agreement, to which reference is hereby made for a full and complete description of such terms and conditions. All capitalized terms used in this Revolving Credit Note shall have the same meanings as set forth in the Agreement.

The Borrower at its option at any time and from time to time may prepay the Advances in whole or in part without penalty or premium but with accrued interest to the date of such prepayment on the principal amount prepaid in accordance with the terms and conditions governing prepayments in the Agreement.

Upon the occurrence and during the continuance of any Event of Default by the Borrower under the terms of this Revolving
 Credit Note or the Agreement, the Bank may declare the entire unpaid principal balance hereof, together with all accrued and unpaid interest, immediately due and payable.

Upon the occurrence and during the continuance of any Event of Default the Bank shall have a right of set-off against any indebtedness due or to become due to the Borrower from the Bank and the Bank may apply the same against payment of this Revolving Credit Note or any other indebtedness of the Borrower to the Bank. The payment of any indebtedness evidenced by this Revolving Credit Note shall not affect the enforceability of this Revolving Credit Note as to any future, different or other indebtedness evidenced hereby. In the event the indebtedness evidenced by this Revolving Credit Note is collected by legal action or through an attorney-at-law, the Bank shall be entitled to recover from the Borrower all costs of collection, including, without limitation, reasonable attorneys' fees if collected by or through an attorney-at -law. The Borrower acknowledges that the actual crediting of the amount of any Advance under the Agreement to an account of the Borrower shall, in the absence of manifest error, constitute presumptive evidence of such Advance, the rate of interest and that such Advance was made and borrowed under the Agreement applicable thereto. Such account records shall constitute, in the absence of manifest error, presumptive evidence of principal amounts outstanding of Advances, and the payments made under the Agreement at any time and from time to time, provided that the failure of the Bank to record in such account the amount of any Advance shall not affect the obligation of the undersigned to repay such amount together with interest thereon in or with this Revolving Credit Note and the Agreement.

Failure or forbearance of the Bank to exercise any right hereunder, or otherwise granted by the Agreement or by law, shall not affect or release the liability of the Borrower hereunder, and shall not constitute a waiver of such right unless so stated by the Bank in writing.
This Revolving Credit Note shall be deemed to be made under, and shall be construed in accordance with and governed by, the laws of the State of Georgia. Time is of the essence of this Revolving Credit Note.

Presentment for payment, notice of dishonor and protest are hereby waived.

Executed under hand and seal of the Borrower on the day and year first above written.

ELECTROMAGNETIC SCIENCES, INC.

By
   ---------------------------
 Name:  Don T. Scartz
   Title:  Senior VicePresident
           & Chief Financial Officer


Attest
       -----------------------
   Name:  William S. Jacobs
   Title:  Secretary


[CORPORATE SEAL]
	EXHIBIT B

	FORM OF SUBSIDIARY GUARANTY


THIS SUBSIDIARY GUARANTY, dated as of November 9, 1998, of [EMS TECHNOLOGIES, INC., a Georgia corporation
("EMS") and  LXE INC., a Georgia corporation ("LXE")
(EMS and LXE, collectively, the "Initial Guarantors") and each Subsidiary Guarantor which executes and delivers an Additional Subsidiary Guarantor Supplement pursuant to Section 4.11 (b) of the Loan Agreement
(as hereinafter defined) (the "Additional Guarantors";
and together with the Initial Guarantors, the "Guarantors")] [CAL CORPORATION, a Canadian corporation, and its successors (the "Guarantor")] in favor of SUNTRUST BANK, ATLANTA, a Georgia banking corporation
("Bank").

                     W I T N E S S E T H:

WHEREAS, Bank has entered into a $30,000,000 Second
Amended and Restated Loan Agreement dated as of November 9, 1998 (the "Loan Agreement") between
Electromagnetic Sciences, Inc. ("Borrower") and
Bank, to provide revolving credit facilities to finance working capital, the purchase of common stock of Subsidiaries, the purchase of its own common stock to retire or hold as "treasury stock", acquisitions and other general corporate purposes of Borrower and the Guarantors;

[WHEREAS, Bank has also established a separate 364-day unsecured and uncommitted line of credit in the principal amount of $5,000,000 for working capital purposes to Borrower which is evidenced by the Line of Credit Note;]

WHEREAS, the Guarantors and Borrower are members of the same consolidated group of companies and are engaged in similar or related businesses, and the Guarantors will receive direct and indirect economic benefits from the Advances under the Commitments pursuant to the Loan Agreement [and any loans made under the Line of Credit Note;]

WHEREAS, Bank has required that, as a condition to entering into the Loan Agreement and making Advances thereunder [and to making loans under the Line of Credit Note,] the Guarantors shall have executed and delivered this Guaranty;

NOW, THEREFORE, in consideration of the premises and the covenants hereinafter contained, and to induce
Bank to make the Advances under the Commitment [and loans under the Line of Credit Note,] it is agreed as follows:

1.	DEFINITIONS.  Capitalized terms used herein
shall have the meanings assigned to them in the Loan Agreement, unless the context otherwise requires or unless otherwise defined herein.

References to this "Guaranty" shall mean this Guaranty, including all amendments, modifications and supplements and any exhibits or schedules to any of the foregoing, and shall refer to this Guaranty as the same may be in effect at the time such reference becomes operative.

2.	THE GUARANTY.  The guaranty of the Guarantors
hereunder is as follows:

2.01.	Guaranty of Obligations of Borrower.  (a)
Each of the Guarantors hereby jointly and severally guarantees to Bank, and its successors, endorsees, transferees and assigns, the prompt payment (whether at stated maturity, by acceleration or otherwise) and performance of all present and future obligations of Borrower under the Loan Agreement, the Revolving
Credit Notes, [the Line of Credit Note,] any Interest
Rate Risk Agreement and any other Loan Document, whether due or to become due, matured or unmatured, liquidated or unliquidated, or contingent or non-contingent, including obligations of performance as well as payment and including to the extent permitted by the Bankruptcy Code, interest that accrues after the commencement of any proceeding against Borrower under the Bankruptcy Code or other debtor relief laws (the "Obligations"); provided, that the maximum liability of each Guarantor herein as of any date shall in no event exceed the Maximum
Guaranty Liability (as hereinafter defined) of such Guarantor as of such date. It is the intention of the parties hereto that in no event shall any Guarantor's obligations under this Guaranty constitute or result in a violation of any applicable fraudulent conveyance or similar law of any relevant jurisdiction.
 Therefore, in the event that this Guaranty would, but for the preceding sentence, constitute or result in such violation, then the liability of such Guarantor under this Guaranty shall be reduced to the maximum amount permissible under the applicable fraudulent conveyance or similar laws. Any and all payments by the Guarantors hereunder shall be made free and clear of and without deduction for any set-off or counterclaim.


(b) "Maximum Guaranty Liability" of a Guarantor as of any date shall mean the greater of the following amounts as of such date: (i) the sum of the following amounts as of such date: (A) the outstanding amount of all loans, advances, capital contributions or other investments made by Borrower to or in such Guarantor with the proceeds of Advances under the Loan
Agreement and the Revolving Credit Notes [and with proceeds of any loans made under the Line of Credit
Note] (such proceeds being referred to herein as "Senior Financing Proceeds"), plus (without duplication)
(B) the fair market value of all property acquired with Senior Financing Proceeds transferred to such Guarantor, plus (C) with respect to each transfer of Senior Financing Proceeds referred to in the foregoing clauses (A) and (B), an amount equal to the amount of interest under the Loan Agreement and the Revolving Credit Notes [and under the Line of
Credit Note] allocable to such Senior Financing Proceeds until the same is repaid to Borrower; and (ii) the greatest of the Fair Value Net Worth (as hereinafter defined) of such Guarantor as of the Closing Date, each fiscal quarter-end of such person thereafter occurring on or prior to any date of determination of the Maximum Guaranty Liability, the date on which enforcement of this Guaranty is sought, and the date on which a case under the Bankruptcy Code is commenced with respect to Borrower or such Guarantor. "Fair
Value Net Worth" of a Guarantor as of any date shall
 mean (i) the fair value or fair saleable value
(as the case may be, determined in accordance with the Bankruptcy Code and applicable state laws affecting creditors' rights and governing determinations of insolvency of debtors (collectively, "Insolvency Laws")) of such Guarantor's assets as of such date, minus (ii) the amount of all liabilities of such Guarantor
(determined in accordance with the Insolvency Laws) as of such date, excluding this Guaranty and liabilities under the Loan Agreement effectively assumed by such Guarantor by hypothecation of such Guarantor's assets, minus (iii) $1.00.

(c) Each Guarantor agrees that the Obligations may at any time and from time to time exceed the Maximum
Guaranty Liability of such Guarantor, and may exceed the aggregate Maximum Guaranty Liability of all Guarantors, without impairing this Guaranty or affecting the rights and remedies of Bank hereunder.

2.02.	Guaranty Absolute.  The Guarantors agree
that this Guaranty is a guaranty of payment and
performance and not of collection, and that their
obligations under this Guaranty shall be primary,
absolute and unconditional, joint and several,
irrespective of, and unaffected by:

(a)  the genuineness, validity, regularity,
enforceability or any future amendment of, or change in this Guaranty, any other Loan
Document or any other agreement, document or instrument to which Borrower and/or the Guarantors is or are or may become a party;

(b) the absence of any action to enforce this Guaranty or any other Loan Document or the waiver or consent by Bank with respect to any of the provisions thereof;

(c) the existence, value or condition of, or failure to perfect its Lien against, any security for the Obligations or any action, or the absence of any action, by Bank in respect thereof ( including, without limitation, the release of any such security); or

(d)  any other action or circumstances which
might otherwise constitute a legal or equitable discharge or defense of a surety or guarantor;

it being agreed by each of the Guarantors that its obligations under this Guaranty shall not be discharged until the payment and performance, in full, of the Obligations. Each of the Guarantors shall be regarded, and shall be in the same position, as principal debtor with respect to the Obligations.
Each of the Guarantors expressly waives all rights it may now or in the future have under any statute, or at common law, or at law or in equity, or otherwise, to compel Bank to proceed in respect of the Obligations against Borrower or any other party or against any security for the payment and performance of the Obligations before proceeding against, or as a condition to proceeding against, any of the Guarantors. Each of the Guarantors further expressly waives and agrees not to assert or take advantage of any defense based upon the failure of Bank to commence an action in respect of the Obligations against Borrower or any other party or any security for the payment and performance of the Obligations, including, without limitation, the provisions of O.C.G.A. 10-7-24. Each of the Guarantors agrees that any notice or directive given at any time to Bank which is inconsistent with the waivers in the preceding two sentences shall be null and void and may be ignored by Bank, and, in addition, may not be pleaded or introduced as evidence in any litigation relating to this Guaranty for the reason that such pleading or introduction would be at variance with the written terms of this Guaranty, unless Bank has specifically agreed otherwise in writing.
It is agreed between each of the Guarantors and Bank that the foregoing waivers are of the essence of the transaction contemplated by the Loan Documents and that, but for this Guaranty and such waivers, Bank would decline to make the Advances under the Loan Agreement.

Notwithstanding any of the foregoing, and in addition thereto, and in no manner composing any limitation thereon, each of the Guarantors expressly understands and agrees that, if the then outstanding principal amount of the Obligations
(together with accrued interest thereon) is declared to be immediately due and payable, then the Guarantors shall, on a joint and several basis, upon demand in writing from Bank, pay to Bank or any other holder of the Revolving Credit
Notes and/or the Line of Credit Note, the entire outstanding Obligations due and owing to Bank or such holder.

2.03.	Enforcement of Guaranty.  In no event
shall Bank have any obligation (although it is entitled, at its option) to proceed against Borrower or any other person or any real or personal property pledged to secure the Obligations before proceeding against the Guarantors or any of them and may proceed, prior or subsequent to, or simultaneously with, the enforcement of Bank's rights hereunder, to exercise any right or remedy which it may have against the property, real or personal, as a result of any Lien it may have as security for all or any portion of the Obligations.

2.04.	Waivers.  In addition to the waivers
contained in Section 2.01 hereof, each of the Guarantors waives, and agrees that it shall not at any time insist upon, plead or in any manner whatever claim or take the benefit or advantage of, any appraisal, valuation, stay, extension, marshalling of assets or redemption laws, or exemption, whether now or at any time hereafter in force, which may delay, prevent or otherwise affect the performance by the Guarantors of their obligations under, or the enforcement by Bank of, this Guaranty. Each of the Guarantors further hereby waives diligence, presentment, notice and demand (whether for non-payment or protest or of acceptance, maturity, extension of time, change in nature or form of the Obligations, acceptance of further security, release of further security, composition or agreement arrived at as to the amount of, or the terms of, the Obligations, notice of adverse change in Borrower's financial condition or any other fact which might materially increase the risk to such Guarantor) with respect to any of the Obligations or all other demands whatsoever and waives the benefit of all provisions of law which are or might be in conflict with the terms of this Guaranty. Each of the Guarantors represents, warrants and agrees that, as of the date of this Guaranty, its obligations under this Guaranty are not subject to any offset or defense against Bank or Borrower of any kind. Each of the Guarantors further agrees that its obligations under this Guaranty shall not be subject to any counterclaims, offsets or defenses against Bank or Borrower of any kind which may arise in the future.

2.05.	Benefits of Guaranty.  The provisions
of this Guaranty are for the benefit of Bank and its respective successors, transferees, endorsees and assigns, and nothing herein contained shall impair, as between Borrower and Bank, the obligations of Borrower under the Loan Documents. In the event all or any part of the Obligations are transferred, endorsed or assigned by Bank to any Person, any reference to "Bank" herein shall be deemed to refer equally to such Person.

2.06.	Modification of Obligations, etc.  If Bank
or any other Person shall at any time or from time to time, with or without the consent of, or notice to, the Guarantors or any of them:

(a) change or extend the manner, place or terms of payment of, or renew or alter all or any portion of, the Obligations;

(b) take any action under or in respect of the Loan Documents in the exercise of any remedy, power or privilege contained therein or available to it at law, equity or otherwise, or waive or refrain from exercising any such remedies, powers or privileges;

(c) amend or modify, in any manner whatsoever, the Loan Documents;

(d) extend or waive the time for any of Guarantors', Borrower's or other Person's performance of, or compliance with, any term, covenant or agreement on its part to be performed or observed under the Loan Documents, or waive such performance or compliance or consent to a failure of, or departure from, such performance or compliance;

(e) take and hold security or collateral for the payment of the Obligations guaranteed hereby or sell, exchange, release, dispose of, or otherwise deal with, any property pledged, mortgaged or conveyed, or in which Bank has been granted a Lien, to secure any indebtedness of the Guarantors or Borrower to Bank;

(f) release any Person (including another Guarantor) which may be liable in any manner for the payment of any amounts owed by the Guarantors or Borrower to Bank;

(g)  modify or terminate the terms of any
intercreditor or subordination agreement pursuant to which claims of other creditors of the Guarantors or Borrower are subordinated to the claims of Bank; and/or

(h)  apply any sums by whomever paid or
however realized to any amounts owing by the Guarantors or Borrower to Bank in such manner as Bank shall determine in its discretion;

then Bank shall not incur any liability to the Guarantors pursuant hereto as a result thereof, and no such action shall impair or release the obligations of the Guarantors or any of them under this Guaranty.

2.07.	Reinstatement.  This Guaranty shall remain
in full force and effect and continue to be effective in the event any petition be filed by or against
 Borrower or any Guarantor for liquidation or reorganization, in the event Borrower or any such Guarantor becomes insolvent or makes an assignment for the benefit of creditors or in the event a receiver or trustee be appointed for all or any significant part of assets of Borrower or any such Guarantor, and shall continue to be effective or be reinstated, as the case may be, if at any time payment and performance of the Obligations, or any part thereof, is, pursuant to applicable law, rescinded or reduced in amount, or must otherwise be restored or returned by Bank, whether as a "voidable preference", "fraudulent conveyance", or otherwise, all as though such payment or performance had not been made. In the event that any payment, or any part thereof, is rescinded, reduced, restored or returned, the Obligations shall be reinstated and deemed reduced only by such amount paid and not so rescinded, reduced, restored or returned.

2.08.	Election of Remedies, etc.  Any election
of remedies which results in the denial or impairment of the right of Bank to seek a deficiency judgment against Borrower shall not impair each Guarantor's obligation to pay the full amount of the Obligations.
In the event Bank shall bid at any foreclosure or trustee's sale or at any private sale permitted by law or the Loan Documents, Bank may bid all or less than the amount of the Obligations and the amount of such bid need not be paid by Bank but shall be credited against the Obligations. The amount of the successful bid at any such sale, whether Bank or any other party is the successful bidder, shall be conclusively deemed to be the fair market value of the collateral and the difference between such bid amount and the remaining balance of the Obligations shall be conclusively deemed to be the amount of the Obligations guaranteed under this Guaranty, notwithstanding that any present or future law or court decision or ruling may have the effect of reducing the amount of any deficiency claim to which Bank might otherwise been entitled but for such bidding at any such sale.

2.09.	Continuing Guaranty.  The Guarantors agree
that this Guaranty is a continuing guaranty and shall remain in full force and effect until the payment and performance in full of the Obligations.

2.10. Withholding Taxes. All payments made by CAL and any other Subsidiary Guarantor which is incorporated in a jurisdiction which would impose Taxes (as hereinafter defined) on any payments made pursuant to or under this Guaranty shall be made free and clear of, and without deduction or withholding for or on account of, any present or future income, stamp or other taxes, levies, imposts, duties, charges, fees, deductions or withholdings, now or hereafter imposed, levied, collected, withheld or assessed by any governmental authority, excluding net income taxes and franchise taxes (imposed in lieu of net income taxes) imposed on the Bank, as a result of a present or former connection between the jurisdiction of the government or taxing authority imposing such tax and the Bank (excluding a connection arising solely from the Bank having executed, delivered or performed its obligations or received a payment under, or enforced, this Guaranty) or any political subdivision or taxing authority thereof or therein (all such non-excluded taxes, levies, imposts, duties, charges, fees, deductions and withholdings being hereinafter called
"Taxes"). If any Taxes are required to be withheld from any amounts payable to the Bank hereunder, the amounts so payable to the Bank shall be increased to the extent necessary so that the Bank receives (after payment of all Taxes) the same amount of interest owed to it by the Borrower. Whenever any Taxes are payable by CAL or any other such Subsidiary Guarantor, as promptly as possible thereafter such Person shall send to the Bank a certified copy of an original official receipt received by such Person showing payment thereof.
If such Person fails to pay any Taxes when due to the appropriate taxing authority or fails to remit to the Bank the required receipts or other required documentary evidence, such Person shall indemnify the Bank for any incremental taxes, interest or penalties that may become payable by the Bank as a result of any such failure.
The agreements in this Section shall survive the termination of this Guaranty.

3.	DELIVERIES.  In a form satisfactory to Bank, the
Guarantors shall deliver to Bank such of the Loan Documents and other instruments, certificates and documents as are required to be delivered by the Guarantors to Bank under the Loan Agreement.

4.	REPRESENTATIONS AND WARRANTIES.  To induce Bank to
make the Advances under the Revolving Credit Notes and the Loan Agreement [and/or any loans under the Line of Credit Note], each Guarantor hereby reaffirms each representation and warranty in the Loan Agreement applicable to it.

[5.	SECURITY INTEREST.  Each Guarantor hereby agrees
that it shall grant a Lien to Bank in its Accounts and Inventory, now or hereafter created or owned, and the Proceeds thereof, and shall execute the Security Agreement or a security agreement substantially similar to the Security Agreement and any UCC-1 financing statements requested by Bank pursuant to, and subject to, Section
4.12  of the Loan Agreement.]

6.	PERMITTED ASSIGNMENT BY BANK.  Bank may freely
assign its rights and delegate its duties under this Guaranty to the extent permitted under the Loan Agreement, but no such assignment or delegation shall increase or diminish any Guarantor's obligations hereunder.

7.	FURTHER ASSURANCES.  Each Guarantor agrees, upon the
written request of Bank, to execute and deliver to Bank, from time to time, any additional instruments or documents reasonably considered necessary by Bank to cause this Guaranty to be, become or remain valid and effective in accordance with its terms.

8.	MISCELLANEOUS.

8.01.	Entire Agreement; Amendments.  This Guaranty
constitutes the entire agreement between the parties with respect to the subject matter hereof and supersedes all prior agreements relating to a guaranty of the Obligations and may not be amended or supplemented except by a writing signed by the Guarantors and Bank.

8.02.	Severability.  In the event that any one or more
of the provisions contained in this Guaranty shall be determined to be invalid, illegal or unenforceable in any respect for any reason, the validity, legality and enforceability of any such provision or provisions in every other respect and the remaining provisions of this Guaranty shall not be in any way impaired.

8.03.	Notices.  Whenever it is provided herein that
any notice, demand, request, consent, approval, declaration or other communication shall or may be given to or served upon any of the parties by another, or whenever any of the parties desires to give or serve upon another any such communication with respect to this Guaranty, each such notice, demand, request, consent, approval, declaration or other communication shall be in writing and shall be delivered in accordance with Section 9.2 of the Loan Agreement, addressed as follows:



(a)  If to Bank:

SunTrust Bank, Atlanta
25 Park Place/Mail Code 127
Atlanta, Georgia   30303
Attention:	R. Michael Dunlap
     Vice President

Telephone:	(404) 724-3890
Telecopy:	     (404) 588-8833

(b)  If to Guarantors:

c/o Electromagnetic Sciences, Inc.
660 Engineering Drive
Norcross, Georgia  30092

Attention:     Chief Financial Officer
Telephone:     (770) 263-9200
Telecopy:      (770) 447-4397

or at such other address as may be substituted by notice given as herein provided. The giving of any notice required hereunder may be waived in writing by the party entitled to receive such notice.

8.04.	Binding Effect.  This Guaranty shall bind each
Guarantor and shall inure to the benefit of Bank and its successors and assigns. The Guarantors may not assign this Guaranty.

8.05.	Non-Waiver.  The failure of Bank to enforce any
right or remedy hereunder, or promptly to enforce any such right or remedy hereunder, or promptly to enforce any such right or remedy, shall not constitute a waiver thereof, nor give rise to any estoppel against Bank, nor excuse the Guarantors or any of them from their obligations hereunder.

8.06.	Governing Law and Submission to Jurisdiction.

(a) THIS GUARANTY AND THE RIGHTS AND OBLIGATIONS OF THE PARTIES HEREUNDER SHALL BE CONSTRUED IN ACCORDANCE WITH
AND BE GOVERNED BY THE LAWS OF THE STATE OF GEORGIA (WITHOUT GIVING EFFECT TO THE CONFLICT OF LAW PRINCIPLES THEREOF)
AND THE LAWS OF THE UNITED STATES.

(b) ANY LEGAL ACTION OR PROCEEDING WITH RESPECT TO THIS GUARANTY MAY BE BROUGHT IN THE SUPERIOR COURT OF FULTON
COUNTY, GEORGIA, OR ANY OTHER COURT OF COMPETENT JURISDICTION IN THE STATE OF GEORGIA OR OF THE UNITED STATES OF
AMERICA FOR THE NORTHERN DISTRICT OF GEORGIA, AND BY
EXECUTION AND DELIVERY OF THIS GUARANTY, EACH
GUARANTOR HEREBY ACCEPTS FOR ITSELF AND IN RESPECT OF ITS PROPERTY, GENERALLY AND UNCONDITIONALLY, THE JURISDICTION
OF THE AFORESAID COURTS. THE GUARANTORS HEREBY IRREVOCABLY WAIVE TRIAL BY JURY TO THE EXTENT PERMITTED BY APPLICABLE
LAW, AND THE GUARANTORS HEREBY IRREVOCABLY WAIVE ANY OBJECTION, INCLUDING, WITHOUT LIMITATION, ANY OBJECTION TO THE LAYING
OF VENUE OR BASED ON THE GROUNDS OF FORUM NON CONVENIENS,
WHICH IT MAY NOW OR HEREAFTER HAVE TO THE BRINGING OF ANY
SUCH ACTION OR PROCEEDING IN SUCH RESPECTIVE JURISDICTIONS.

8.07.	Expenses.  The Guarantors, jointly and severally,
agree that, with or without notice or demand, they will reimburse Bank for all costs and expenses (including reasonable attorney's fees) incurred by Bank in connection with the Obligations of Borrower to Bank under the Loan Agreement or any of the Loan Documents and all costs and expenses (including reasonable attorney's fees) incurred by Bank in connection with the enforcement of this Guaranty.

8.08.	Counterparts.  This Guaranty may be executed
in any number of counterparts which shall individually and collectively constitute one agreement.
IN WITNESS WHEREOF, each Initial Guarantor has executed and delivered this Guaranty under seal through their duly authorized officers as of the date first above written.

"GUARANTOR"

EMS TECHNOLOGIES, INC.

By
   ---------------------------
     Name:  Don T. Scartz
     Title:  Treasurer

Attest
       -------------------------
     Name:  William S. Jacobs
     Title:  Secretary


[CORPORATE SEAL]

LXE INC.

By
   ----------------------------
     Name:  Don T. Scartz
     Title:  Treasurer

Attest
       ------------------------
     Name:  William S. Jacobs
     Title:  Secretary


[CORPORATE SEAL]

[CAL CORPORATION]

By
   ----------------------------
      Name:
           Title:

Attest
       ------------------------
      Name:
      Title:

[CORPORATE SEAL]
	EXHIBIT C

	ADDITIONAL SUBSIDIARY GUARANTOR SUPPLEMENT


SunTrust Bank, Atlanta
25 Park Place, Mail Code 127
Atlanta, Georgia  30303

Attention:	Mr. R. Michael Dunlap
     Vice President

Dear Sirs:

Reference is made to the Second Amended and Restated Loan Agreement dated as of November [ ], 1998 (the "Agreement") between
Electromagnetic Sciences, Inc. (the "Borrower") and SunTrust
Bank, Atlanta (the "Bank"). Terms not defined herein which are defined in the Agreement shall have for the purposes hereof the meaning provided therein.

The undersigned, [name of Domestic Subsidiary Guarantor], a [jurisdiction of incorporation] corporation, hereby elects to become an "Additional Guarantor" under the Domestic Subsidiary Guaranty and to become a "Domestic Subsidiary Guarantor" for all purposes under the Agreement, effective from the date hereof. The undersigned confirms that the representations and warranties set forth in Article III of the Agreement applicable to it as a Material Subsidiary of the Borrower are true and correct as to the undersigned as of the date hereof.

Without limiting the generality of the foregoing, the undersigned hereby agrees to perform all of the obligations of a Guarantor under, and to be bound in all respects by the terms of, the Subsidiary Guaranty to the same extent and with the same force and effect as if the undersigned were a signatory party thereto. [additional language applicable to non wholly-owned Material Subsidiary: ;provided, that the guaranty of the undersigned Subsidiary Guarantor shall be limited to the amount of the Investment of the Borrower in the undersigned Subsidiary Guarantor as of the date on which the Subsidiary Guaranty shall be enforced by the Bank.]

This Agreement shall be construed in accordance with and governed by the internal laws of the State of Georgia and the laws of the United States.

Very truly yours,

[NAME OF SUBSIDIARY GUARANTOR]


By
   ----------------------------
     Name:
     Title:
Dated:
Schedule 3.9(b)		Material Subsidiaries

Schedule 3.11		ERISA

Schedule 3.16		Franchises, Licenses, etc.

Schedule 5.1		Outstanding Liens

Exhibit A-1		Facility A Revolving Credit Note

Exhibit A-2		Facility B Revolving Credit Note

Exhibit B		   Form of Subsidiary Guaranty



	FIRST AMENDMENT AND CONSENT

THIS FIRST AMENDMENT AND CONSENT dated as of January 29, 1999 between ELECTROMAGNETIC SCIENCES, INC.., a Georgia corporation
(the "Borrower"), and SUNTRUST BANK, ATLANTA, a Georgia banking corporation (the "Lender").


	WITNESSETH:

WHEREAS, the Borrower and the Lender have entered into the Second Amended and Restated Loan Agreement dated as of November 9, 1998 (as amended, the "Agreement");

WHEREAS, the Borrower has entered into that certain asset purchase agreement dated December 30, 1998 (the "Asset
Purchase Agreement") with Spar Aerospace Limited, a
Canadian corporation ("Spar"),  pursuant to which EMS
Technologies Canada, Ltd. f/k/a CAL Corporation  ("EMS
Canada"), a wholly-owned subsidiary of the Borrower and the assignee of all rights and obligations of the Borrower under the Asset Purchase Agreement, will purchase those assets constituting the Space Products business unit of Spar (the "Acquisition");

WHEREAS, the Borrower hereby requests the Lender to consent to use of proceeds of Advances under the Agreement to finance a portion of the purchase price for the Acquisition and to amend certain provisions of the Agreement in connection with the Acquisition;

WHEREAS, the Lender is willing to consent to such use of proceeds and to amend the Agreement on the terms and conditions as hereinafter set forth;

NOW, THEREFORE, for and in consideration of the mutual premises, covenants and conditions contained herein, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

Subsection 1.	Defined Terms.  Capitalized terms which are used
herein without definition and which are defined in the Agreement shall have the same meanings herein as in the Agreement.

Subsection 2. 	Consent.  The Lender hereby consents to the
Borrower using proceeds of Advances under the Facility B Commitment to finance a portion of the purchase price of the Acquisition not to exceed the U. S. dollar equivalent of Canadian dollars 10,000,000.

Subsection 3.	Amendments to Agreement.  The Agreement is hereby
amended as follows:

(a) Section 3.14, "Employee Relations" shall be amended by deleting the first sentence thereof and substituting the following therefor:

"Each of Borrower and its Material Subsidiaries has a stable work force in place and is not a party to any collective bargaining agreement (except those certain collective bargaining agreements assumed by EMS Technologies Canada, Ltd. f/k/a CAL Corporation ("EMS Canada") in connection with the purchase of certain assets from Spar Aerospace Limited, a Canadian corporation ("Spar"), and (with such exception) no labor union has been recognized as a representative of Borrower's or such Subsidiary's employees.

(b) Section 5.1, entitled "Liens, Etc.", shall be amended by deleting the existing clause (b) and substituting the following therefor:

(b) Liens existing on January 29, 1999 as set forth on
Schedule 5.1 attached to the First Amendment and Consent dated as of January 29, 1999 (other than Liens permitted pursuant to subsection (a) and subsections (c) through (l));

(c) Section 5.5, entitled "Indebtedness", shall be amended by adding a new clause (iv) at the end thereof as follows:

; and (iv) Indebtedness to Spar in an aggregate principal amount not to exceed Can.$20,000,000 to finance the remaining purchase price of certain assets from Spar pursuant to that certain Asset Purchase Agreement dated December 30, 1998.

Subsection 4. Acknowledgment of Subsidiary Guarantors.
The Domestic Subsidiary Guarantors under the Domestic Subsidiary Guaranty and EMS Canada under the CAL Corporation Guaranty, by their execution of this First Amendment and Consent, hereby acknowledge and agree to the terms and conditions hereof and hereby confirm that each of the Domestic Subsidiary Guaranty and the CAL Corporation Guaranty dated November 9, 1998 remains in full force and effect.

Subsection 5.	Representations and Warranties.  The Borrower
represents and warrants as follows:

(a) The execution and delivery by Borrower of this First Amendment and Consent are within the corporate authority of Borrower, have been duly authorized by all requisite shareholder and corporate action on the part of Borrower and do not and will not (i) violate any provision of any law, rule or regulation, any judgment, order or ruling of any court or governmental agency, the organizational papers or by-laws of Borrower, or any indenture, material agreement or other material instrument to which Borrower is a party or by which Borrower or any of its properties is bound or (ii) be in conflict with, result in a breach of, or constitute with notice or lapse of time or both a default under any such indenture, material agreement or other material instrument. This First Amendment and Consent has been duly executed by the Borrower.

(b) The Agreement, as amended by this First Amendment and Consent, remains in full force and effect and constitutes the legal, valid and binding obligations of the Borrower, enforceable in accordance with its terms, except as limited by bankruptcy, insolvency, reorganization, moratorium or similar laws relating to or affecting generally the enforcement of creditor's rights.

Subsection 6.	Miscellaneous Provisions.

(a) Ratification. The Borrower hereby restates, ratifies and reaffirms each and every term, covenant and condition set forth in the Agreement, as hereby amended, effective as of the date hereof.

(b) Counterparts. This First Amendment and Consent may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed to be an original, and all counterparts, taken together, shall constitute but one and the same document.

(c)  Governing Law.  THIS FIRST AMENDMENT AND CONSENT SHALL
BE GOVERNED BY AND CONSTRUED AND INTERPRETED IN ACCORDANCE
WITH THE LAW OF THE STATE OF GEORGIA.





[SIGNATURES APPEAR ON THE FOLLOWING PAGE]


IN WITNESS WHEREOF, the parties have duly executed and delivered this First Amendment and Consent as of the date first above written.

ELECTROMAGNETIC SCIENCES, INC.

By
  ---------------------------------
Name:
Title:

SUNTRUST BANK, ATLANTA

By
   --------------------------------
Name:
Title:

By
   --------------------------------
Name:
Title:

Acknowledged and agreed to this
29th day of January, 1999.

"SUBSIDIARY GUARANTORS"

LXE Inc.

By
  ------------------------------
Name:
Title:

EMS Technologies, Inc.

By
   -----------------------------
Name:
Title:

EMS Technologies Canada, Ltd. f/k/a CAL Corporation

By
   -----------------------------
Name:
Title:


	Schedule 5.1


                      Outstanding Liens

1.	Liens on all assets (both real and personal) of EMS Technologies
Canada, Ltd. f/k/a CAL Corporation in favor of (i) Canadian Imperial Bank of Commerce securing amounts owed from time to time under the Credit Facility in an aggregate principal amount not to exceed Can.$11,050,000 established June 19, 1998 and (ii) Spar Aerospace Limited securing amounts owed from time to time in an aggregate principal amount no to exceed Can.$20,000,000 executed in connection with the purchase of the Space Products business unit of Spar
Aerospace Limited.



                                            EXECUTION COPY

               SECOND AMENDMENT  TO SECOND AMENDED
                   AND RESTATED LOAN AGREEMENT

THIS SECOND AMENDMENT to the SECOND AMENDED AND
RESTATED LOAN AGREEMENT dated as of February [  ],
1999 between ELECTROMAGNETIC SCIENCES, INC., a
Georgia corporation (the "Borrower"), and  SUNTRUST
BANK, ATLANTA, a Georgia banking corporation (the
"Lender").


                          WITNESSETH:

WHEREAS, the Borrower and the Lender have entered into the Second Amended and Restated Loan Agreement dated as of November 9, 1998, as amended by the First
Amendment and Consent dated as of January 29, 1999
(as further amended, the "Agreement");

WHEREAS, the Borrower and the Lender have agreed on the terms and conditions as hereinafter set forth, to amend the Agreement to permit the Borrower's wholly-owned
Subsidiary, EMS Technologies Canada, Ltd. f/k/a CAL
Corporation ("EMS Canada"), to incur indebtedness to Canadian Imperial Bank of Commerce ("CIBC") in an aggregate principal amount up to Canadian $33,810,000 plus an additional U.S. $600,000 for foreign exchange contracts and to grant a lien on its assets in favor of CIBC to secure such indebtedness;

NOW, THEREFORE, for and in consideration of the mutual premises, covenants and conditions contained herein, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

Subsection 1.	Defined Terms.  Capitalized terms which are
used herein without definition and which are defined in the Agreement shall have the same meanings herein as in the Agreement.

Subsection 2.	Amendments to Agreement.  The Agreement is
hereby amended as follows:

(a) Section 3.8, entitled "Use of Proceeds", shall be amended by deleting the first sentence thereof and substituting the following therefor:

"The proceeds of each Advance will be used solely for the purposes set forth in Section 1.9 hereof."

(b) Section 5.1, entitled "Liens, Etc.", shall be amended by deleting the existing clause (b) and substituting the following therefor:

(b) Liens existing on February [ ], 1999 as set forth on Schedule 5.1 attached to the Second
Amendment to the Second Amended and Restated Loan
Agreement dated as of February [ ], 1999 (other than Liens permitted pursuant to subsection (a) and subsections (c) through (l));

(c) Section 5.5, entitled "Indebtedness", shall be amended by deleting the existing clause (iii) and substituting the following therefor:

"(iii) other Indebtedness of the Borrower and any Material Subsidiary not to exceed at any time in the aggregate $25,000,000;"

Subsection 3. Acknowledgment of Subsidiary Guarantors. The Domestic Subsidiary Guarantors under the Domestic Subsidiary Guaranty and EMS Canada under the CAL Corporation Guaranty, by their execution of this Second Amendment, hereby acknowledge and agree to the terms and conditions hereof and hereby confirm that each of the Domestic Subsidiary Guaranty and the CAL Corporation Guaranty dated November 9, 1998 remains in full force and effect.

Subsection 4.	Representations and Warranties.  The Borrower
represents and warrants as follows:

(a) The execution and delivery by Borrower of this Second Amendment are within the corporate authority of Borrower, have been duly authorized by all requisite shareholder and corporate action on the part of Borrower and do not and will not (i) violate any provision of any law, rule or regulation, any judgment, order or ruling of any court or governmental agency, the organizational papers or by-laws of Borrower, or any indenture, material agreement or other material instrument to which Borrower is a party or by which Borrower or any of its properties is bound or (ii) be in conflict with, result in a breach of, or constitute with notice or lapse of time or both a default under any such indenture, material agreement or other material instrument. This Second Amendment has been duly executed by the Borrower.

(b) The Agreement, as amended by this Second Amendment, remains in full force and effect and constitutes the legal, valid and binding obligations of the Borrower, enforceable in accordance with its terms, except as limited by bankruptcy, insolvency, reorganization, moratorium or similar laws relating to or affecting generally the enforcement of creditor's rights.

Subsection 5.	Miscellaneous Provisions.

(a) Ratification. The Borrower hereby restates, ratifies and reaffirms each and every term, covenant and condition set forth in the Agreement, as hereby amended, effective as of the date hereof.

(b) Counterparts. This Second Amendment may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed to be an original, and all counterparts, taken together, shall constitute but one and the same document.
(c) Governing Law.  THIS SECOND AMENDMENT SHALL BE
GOVERNED BY AND CONSTRUED AND INTERPRETED IN ACCORDANCE
 WITH THE LAW OF THE STATE OF GEORGIA.

IN WITNESS WHEREOF, the parties have duly executed and delivered this Second Amendment as of the date first above written.

ELECTROMAGNETIC SCIENCES, INC.

By
   --------------------------------
Name:
Title:

SUNTRUST BANK, ATLANTA

By
   --------------------------------
Name:
Title:

By
   --------------------------------
   Name:
Title:

Acknowledged and agreed to this
[  ] day of February, 1999.

"SUBSIDIARY GUARANTORS"

LXE Inc.

By
   ---------------------------
   Name:
   Title:

EMS Technologies, Inc.

By
   ---------------------------
   Name:
   Title:

EMS Technologies Canada, Ltd. f/k/a CAL Corporation

By
   ---------------------------
   Name:
   Title:

                                              Schedule 5.1


Outstanding Liens

1.	Liens on all assets (both real and personal) of
EMS Technologies Canada, Ltd. f/k/a CAL Corporation in favor of (a) Canadian Imperial Bank of Commerce securing amounts owed from time to time under the Credit Facility in an aggregate principal amount not to exceed Can.$33,810,000 plus and additional U. S. $600,000 for foreign exchange contracts established February [ ], 1999 and (b) Spar Aerospace Limited securing amounts owed from time to time in an aggregate principal amount not to exceed Can.$20,000,000 executed in connection with the purchase of the Space Products business unit of Spar Aerospace Limited.


										Exhibit 10.4

AMENDMENT TO EMPLOYMENT AGREEMENT


	This Amendment is made effective as of the 29th day of July, 1992, between Thomas E. Sharon ("Employee" and Electromagnetic
Sciences, Inc., a Georgia corporation ("Employer").

	WHEREAS, Employee and Employer have previously entered into that certain Employment Agreement (the "Agreement") effective as of January 1, 1989; and

	WHEREAS, the Board of Directors of Employer has authorized the extension and amendment of the Agreement as set forth herein, and Employee agrees to such extension and amendment.

	NOW, THEREFORE, in consideration of the mutual agreements hereinafter set forth, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Employer and Employee agree as follows:

	1.	BASE DATE.  The Base Date, for the purposes of the
Agreement, shall mean December 31, 1996, or such later date as may be agreed to in writing by the Employer, by act of the Board, and the Employee; provided, however, no such later date may be more than five years from the date of any such agreement with respect thereto.


	2.	BASE SALARY.  Section 4.1 of the Agreement is amended
to provide that the minimum base salary specified therein shall be $167,550 per calendar year.

	IN WITNESS WHEREOF, the parties have executed this Amendment on the 17th day of August, 1992, effective as of July 29, 1992.

EMPLOYER
ELECTROMAGNETIC SCIENCES, INC.	   EMPLOYEE:

/s/                                   /s/
--------------------------------	      ----------------------(Seal)
John E. Pippin, Chairman - CEO		Thomas E. Sharon





Exhibit 10.5



                       EMPLOYMENT AGREEMENT


This Agreement ("Agreement.") is made effective as of the 10th day of August, 1998, between JOHN J. FARRELL, JR.
("Employee") and ELECTROMAGNETIC SCIENCES, INC., a Georgia corporation ("Employer").


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


                           AGREEMENT

NOW, THEREFORE, in consideration of the mutual promises hereinafter contained and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Employer and Employee agree as follows:

1.    Certain Defined Terms.  For the purposes of this Agreement:

(a)	"Base Date" shall mean December 31, 2000, or such
later date as may be agreed to in writing by the Employer, by act of the Board, and the Employee; provided, however, that no such later date may be more than five years from the date of any such agreement with respect thereto.

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

(c)	"Employment Term" shall have the meaning set
forth in Section 3.

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

2.    Employment Duties.  During the Employment Term,
Employee shall provide services as an executive officer of Employer and shall have such duties as are specified in the Employer's bylaws, as amended from time to time, or as the Board or the Chief Executive Officer shall direct from time to time, provided that the nature of Employee's powers and duties shall be those of a person serving as an executive officer in a similar capacity in a corporation conducting a business comparable to that of Employer. During the Employment Term, Employee shall devote his best efforts to the furtherance of the interests of Employer and the performance of his duties hereunder. Employee's location of employment shall be at Employer's principal executive offices in Norcross, Georgia, and Employer may not transfer Employee to any other location without Employee's prior written consent, unless such transfer results from the relocation of Employer's principal executive offices.

3. Employment Term. For purposes of this Agreement, the phrase "Employment Term" shall mean the period beginning on the date hereof and expiring upon the first to occur of the following events:

(a)	the effective date of Employee's resignation;

(b)	the death or Total Disability of Employee;

(c)	Employer's termination of Employee's employment,
by act of the Board, upon written notice to Employee,
(i) for Good Cause, or (ii)based on the breach by Employee of any provision of Sections 6 or 7 or of any agreement specified in Section 6;

(d)	Employer's termination of Employee's employment,
based on any other reasons or considerations; or

(e)	the close of Employer's business on the Scheduled
Expiration Date.

Notwithstanding any expiration of the Employment Term, the term of this Agreement shall continue in effect until the full and complete performance of all obligations, whether affirmative or negative, imposed by this Agreement, shall have occurred.

4.    Compensation and Benefits.

4.1	Base Salary.  During the Employment Term Employer
shall pay, by cash or check, to Employee an amount equal to not less than $215,000.00 per calendar year, which amount is payable in equal installments (not less frequently than monthly) in accordance with the payroll practices from time to time adopted by Employer.

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
If, following a Change of Control, the Employment Term
shall expire prior to the Scheduled Expiration Date
pursuant to paragraphs 3(a) or 3(d), Employer shall,
within thirty days following such expiration of the
Employment Term, pay to Employee in one lump sum an
amount equal to three times the greater of (i)
Employee's
aggregate taxable compensation reportable on
Employee's Form W-2 for the calendar year preceding
the calendar year in which the Employment Term so
expires, and (ii) Employee's annualized salary for
the calendar year in which the Employment Term so
expires plus the greater of the aggregate bonuses
paid to Employee during either such calendar year
or the prior calendar year; provided, however, that
the amount so paid to Employee shall not exceed the
maximum amount that Employer may deduct as a
compensation expense for federal income tax purposes
as determined by reference to the restrictions set
forth in Section 280G of the Internal Revenue Code
of 1986, or successor sections thereto, as the same
is in effect on the effective date of this Agreement.
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

6.	Intellectual Property.  Employee shall execute and
be bound by all such forms of Invention, Non-Disclosure and Non-Solicitation Agreement, or similar agreements governing rights to and protection of intellectual property and non-solicitation of Employer's customers and employees, as Employer shall from time to time require to be executed by other executive officers.
For the purposes of this Agreement, a breach by Employee of any provision of any such agreement shall be deemed to be a breach by Employee of his obligations under this Agreement.

7.	Noncompetition.

(a)	During Employment and While Receiving Certain
Payments. During the Employment Term, and thereafter for so long as Employee shall receive payments pursuant to paragraph 4.3(a) or 4.3(e), Employee shall not, directly or indirectly, design, manufacture or sell, or provide management or advisory services, of a nature similar to those provided to the Employer during the Employment Term, to others engaged in designing, manufacturing or selling, electronic products of the type designed and marketed by the Company prior to the expiration of the Employment
Term.

(b)	Resignation and Termination for Cause.  In the
event the Employment Term expires pursuant to paragraphs 3(a) or 3(c), Employee shall not, for a period ending on the earlier of the Base Date or two years after the expiration of the Employment
Term, within the United States, directly or indirectly, design, manufacture or sell, or provide management or advisory services, of a nature similar to those provided to the Employer during the Employment Term, to others engaged in designing, manufacturing or selling, electronic products of the type designed and marketed by the Company on or prior to the later of the date of execution of this Agreement or the date of any amendment to this Agreement most recently executed by Employee. Employee agrees that the restrictions under this Section 7 on his activities following his termination as an employee are reasonable and appropriate in view of the responsibilities entrusted to Employee by Employer, of the benefits provided to Employee during the term of these restrictions, and of the unique circumstances of the current relationship of and dealings between Employer and Employee.


(c)	Termination Without Cause Following a Change
of Control. In the event the Employment Term expires pursuant to paragraph 3(d) following a Change of Control, Employee shall be entitled to the payment specified in paragraph 4.3(f) and shall not be subject following such expiration to any restrictions on his activities pursuant to this Section 7.

8.	Enforcement.  Employee acknowledges that damages at law
alone would be an insufficient remedy to Employer if Employee breaches any provision of Sections 6 or 7, and that Employer would suffer irreparable damage as a result of any such breach. Accordingly, in the event of such a breach or threatened breach, Employer shall be entitled, upon application to a court of competent jurisdiction, to obtain injunctive relief to enforce the provisions of Sections 6 and 7. Employer shall also be entitled to recover its reasonable attorneys' fees incurred in enforcing any provision of Sections 6 or 7, whether at law or in equity. Injunctive relief shall be in addition to any other rights or remedies available to Employer, including damages at law.

9.	Compliance with Other Agreements.  Employee represents
and warrants that the execution of this Agreement by him and the performance of his obligations hereunder will not conflict with, result in the breach of any provision of, cause the termination of, or constitute a default under any agreement to which Employee is a party or by which Employee is or may be bound.

10.	Waiver of Breach.  The waiver by either party of a
breach of any of the provisions of this Agreement by the other shall not be construed as a waiver of any subsequent breach.

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

13.	Governing Law.  This Agreement shall be construed
and enforced in accordance with the laws of the State of Georgia.

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

16.	Notices.  Any notice required or permitted to be
given under this Agreement to Employer shall be sufficient if in writing and if personally delivered, or sent by certified or registered mail, first class, return receipt requested, to the principal executive offices of Employer.
Any notice required or permitted to be given under this Agreement to Employee shall be sufficient if in writing and if personally delivered, or sent by certified or registered mail, first class, return receipt requested, to Employee at his last known address as shown on Employer's personnel records. Notices so given shall be deemed effective upon actual receipt if personally delivered and on the fourth business day after mailing, if so mailed. Employee shall be solely responsible for notifying Employer of any changes of address.

IN WITNESS WHEREOF, the parties have executed this Agreement on the 28th day of August, 1998, effective as of August 10, 1998.


ELECTROMAGNETIC SCIENCES, INC.		EMPLOYEE:




By:
    -------------------------           -------------------------
	Thomas E. Sharon					John J. Farrell, Jr.
	Chairman, President and
        Chief Executive Officer





                                                Exhibit 10.6



                     EMPLOYMENT AGREEMENT


This Agreement ("Agreement.") is made effective as of the 10th day of August, 1998, between DON T. SCARTZ ("Employee") and ELECTROMAGNETIC SCIENCES, INC., a Georgia corporation
("Employer").


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


                          AGREEMENT

NOW, THEREFORE, in consideration of the mutual promises hereinafter contained and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Employer and Employee agree as follows:

1.    Certain Defined Terms.  For the purposes of this Agreement:

(a)	"Base Date" shall mean December 31, 2000, or such later
date as may be agreed to in writing by the Employer, by act of the Board, and the Employee; provided, however, that no such later date may be more than five years from the date of any such agreement with respect thereto.

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

(c)	"Employment Term" shall have the meaning set forth in
Section 3.

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

2. Employment Duties. During the Employment Term, Employee shall provide services as an executive officer of Employer and shall have such duties as are specified in the Employer's bylaws, as amended from time to time, or as the Board or the Chief Executive Officer shall direct from time to time, provided that the nature of Employee's powers and duties shall be those of a person serving as an executive officer in a similar capacity in a corporation conducting a business comparable to that of Employer. During the Employment Term, Employee shall devote his best efforts to the furtherance of the interests of Employer and the performance of his duties hereunder. Employee's location of employment shall be at Employer's principal executive offices in Norcross, Georgia, and Employer may not transfer Employee to any other location without Employee's prior written consent, unless such transfer results from the relocation of Employer's principal executive offices.

3. Employment Term. For purposes of this Agreement, the phrase "Employment Term" shall mean the period beginning on the date hereof and expiring upon the first to occur of the following events:

(a)	the effective date of Employee's resignation;

(b)	the death or Total Disability of Employee;

(c)	Employer's termination of Employee's employment,
by act of the Board, upon written notice to Employee,
(i) for Good Cause, or (ii)based on the breach by Employee of any provision of Sections 6 or 7 or of any agreement specified in Section 6;

(d)	Employer's termination of Employee's employment,
based on any other reasons or considerations; or

(e)	the close of Employer's business on the Scheduled
Expiration Date.

Notwithstanding any expiration of the Employment Term, the term of this Agreement shall continue in effect until the full and complete performance of all obligations, whether affirmative or negative, imposed by this Agreement, shall have occurred.

4.    Compensation and Benefits.

4.1	Base Salary.  During the Employment Term Employer
shall pay, by cash or check, to Employee an amount equal to not less than $180,000.00 per calendar year, which amount is payable in equal installments (not less frequently than monthly) in accordance with the payroll practices from time to time adopted by Employer.

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


(b)	Death.  If the Employment Term shall expire prior to
the Scheduled Expiration Date because of Employee's death, Employer shall thereafter through the Scheduled Expiration Date make payments equal to 50% of the amount specified in
Section 4.1.  The payments described in this paragraph 4.3
(b) shall be made to Employee's spouse if the Employee is married at the time of his death, but if Employee is not married at that time, or if Employee is so married but such spouse dies after this paragraph 4.3(b) becomes applicable and before the Scheduled Expiration Date, the remaining payments shall be made to Employee's estate.

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
If, following a Change of Control, the Employment Term shall expire prior to the Scheduled Expiration Date pursuant to paragraphs 3(a) or 3(d), Employer shall, within thirty days following such expiration of the Employment Term, pay to Employee in one lump sum an amount equal to three times the greater of (i) Employee's aggregate taxable compensation reportable on Employee's
Form W-2 for the calendar year preceding the calendar year in which the Employment Term so expires, and
(ii) Employee's annualized salary for the calendar year in which the Employment Term so expires plus the greater of the aggregate bonuses paid to Employee during either such calendar year or the prior calendar year;
provided, however, that the amount so paid to Employee shall not exceed the maximum amount that Employer may deduct as a compensation expense for federal income tax purposes as determined by reference to the restrictions set forth in Section 280G of the Internal
Revenue Code of 1986, or successor sections thereto, as the same is in effect on the effective date of this Agreement.

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

6.	Intellectual Property.  Employee shall execute and be
bound by all such forms of Invention, Non-Disclosure and Non-Solicitation Agreement, or similar agreements governing rights to and protection of intellectual property and non-solicitation of Employer's customers and employees, as Employer shall from time to time require to be executed by other executive officers. For the purposes of this Agreement, a breach by Employee of any provision of any such agreement shall be deemed to be a breach by Employee of his obligations under this Agreement.

7.	Noncompetition.

(a)	During Employment and While Receiving Certain
Payments. During the Employment Term, and thereafter for so long as Employee shall receive payments pursuant to paragraph 4.3(a) or 4.3(e), Employee shall not, directly or indirectly, design, manufacture or sell, or provide management or advisory services, of a nature similar to those provided to the Employer during the Employment Term, to others engaged in designing, manufacturing or selling, electronic products of the type designed and marketed by the Company prior to the expiration of the Employment Term.

(b)	Resignation and Termination for Cause.  In the
event the Employment Term expires pursuant to paragraphs
3(a) or 3(c), Employee shall not, for a period ending on the earlier of the Base Date or two years after the expiration of the Employment Term, within the United
States, directly or indirectly, design, manufacture or sell, or provide management or advisory services, of a nature similar to those provided to the Employer during the Employment Term, to others engaged in designing, manufacturing or selling, electronic products of the type designed and marketed by the Company on or prior to the later of the date of execution of this Agreement or the date of any amendment to this Agreement most recently executed by Employee. Employee agrees that the restrictions under this Section 7 on his activities following his termination as an employee are reasonable and appropriate in view of the responsibilities entrusted to Employee by Employer, of the benefits provided to Employee during the term of these restrictions, and of the unique circumstances of the current relationship of and dealings between Employer and Employee.

(c)	Termination Without Cause Following a Change of
Control. In the event the Employment Term expires pursuant to paragraph 3(d) following a Change of Control, Employee shall be entitled to the payment specified in paragraph 4.3(f) and shall not be subject following such expiration to any restrictions on his activities pursuant to this Section 7.

8.	Enforcement.  Employee acknowledges that damages at law
alone would be an insufficient remedy to Employer if Employee breaches any provision of Sections 6 or 7, and that Employer would suffer irreparable damage as a result of any such breach. Accordingly, in the event of such a breach or threatened breach, Employer shall be entitled, upon application to a court of competent jurisdiction, to obtain injunctive relief to enforce the provisions of Sections 6 and 7. Employer shall also be entitled to recover its reasonable attorneys' fees incurred in enforcing any provision of Sections 6 or 7, whether at law or in equity. Injunctive relief shall be in addition to any other rights or remedies available to Employer, including damages at law.

9.	Compliance with Other Agreements.  Employee represents
and warrants that the execution of this Agreement by him and the performance of his obligations hereunder will not conflict with, result in the breach of any provision of, cause the termination of, or constitute a default under any agreement to which Employee is a party or by which Employee is or may be bound.

10.	Waiver of Breach.  The waiver by either party of a breach
of any of the provisions of this Agreement by the other shall not be construed as a waiver of any subsequent breach.

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

13.	Governing Law.  This Agreement shall be construed and
enforced in accordance with the laws of the State of Georgia.

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

16.	Notices.  Any notice required or permitted to be given under this Agreement to Employer shall be sufficient if in writing and if personally delivered, or sent by certified or registered mail, first class, return receipt requested, to the principal executive offices of Employer. Any notice required or permitted to be given under this Agreement to Employee shall be sufficient if in writing and if personally delivered, or sent by certified or registered mail, first class, return receipt requested, to Employee at his last known address as shown on Employer's personnel records.
Notices so given shall be deemed effective upon actual receipt if personally delivered and on the fourth business day after mailing, if so mailed. Employee shall be solely responsible for notifying Employer of any changes of address.

IN WITNESS WHEREOF, the parties have executed this Agreement
on the [       ] day of August, 1998, effective as of August
10, 1998.


ELECTROMAGNETIC SCIENCES, INC.		EMPLOYEE:




By:  /s/ Thomas E. Sharon 	          /s/ Don T. Scartz
   --------------------------         -------------------------
	Thomas E. Sharon					Don T. Scartz
	Chairman, President and
        Chief Executive Officer



				                             	Exhibit 10.9

SPLIT DOLLAR INSURANCE AGREEMENT

THIS AGREEMENT made as of the 1st day of January, 1993, by and between WILLIAM S. JACOBS (the "Owner") and ELECTROMAGNETIC SCIENCES, INC. (the "Corporation"), a Georgia corporation.

WHEREAS, the Corporation recognizes the unique and essential services of the Owner as an employee of the Corporation and his contributions to the Corporation; and

WHEREAS, the Corporation has determined that its best interests would be served by entering into a split dollar life insurance arrangement with the Owner whereby the Corporation will assist the Owner in maintaining certain life insurance by contributing from time to time toward the payment of premiums due on the policy on the Owner's life; and

WHEREAS, the Corporation enters into the following Agreement subject to the condition that such policy be assigned to the Corporation as security for repayment of any amounts which the Corporation may contribute toward the payment of any premiums due on such policy.

Now, therefore, for and in consideration of the mutual and reciprocal covenants hereinafter captained and for other good and valuable consideration, the receipt, adequacy, and sufficiency of which are hereby acknowledged, it is hereby agreed between the parties as follows:


ARTICLE I

APPLICATION FOR INSURANCE


1.1 Owner has applied to The Northwestern Mutual Life Insurance Company
(the "Insurer") for an insurance policy (the "Policy") on the life of the Owner, which Policy has been issued to and is owned by the Owner. The Policy number is 12379824 and the Policy is subject to the terms of this Agreement. The term "Policy" includes any supplemental contracts of insurance issued by the Insurer in conjunction with the Policy.

ARTICLE II

OWNERSHIP OF POLICY

2.1 The Owner shall retain and may exercise all rights and privileges of ownership with respect to the Policy, except as otherwise hereinafter provided and as provided in the Collateral Assignment (as hereinafter defined) of the Policy by the Owner. The Owner's rights shall include all the rights of the "Owner" under the terms of the Policy, including, but not limited to, the right to designate beneficiaries, select settlement options, borrow on the security of the Policy and to surrender the Policy.

2.2 Other than as set forth herein and in the Collateral Assignment, the Corporation shall have no rights of ownership with respect to the Policy. In exchange for the Corporation's promise to pay the insurance premium on the Policy as provided in Article IV of this Agreement, the Owner hereby assigns to the Corporation the following limited ownership rights in the
Policy:

(a) The right to obtain one or more loans or advances on the Policy to the extent of the Net Amount (as hereinafter defined) which has been contributed by the Corporation toward the payment of the premiums due on the Policy under paragraph 4.1 of Article IV of this Agreement, and to pledge or assign the Policy for such loans or advances. If such loans are for the purpose of paying premiums or otherwise to purchase or carry the Policy, the Corporation agrees to adhere to the requirements of
Section 264 of the Internal Revenue Code of 1986, as amended, so that interest on such loans remains deductible for federal income tax purposes.

(b) The right to realize against the cash value of the Policy to the extent of the Net Amount in the event of the termination of this Agreement or the death of the Owner as provided in Articles VIII, IX, and X of this Agreement.

2.3 It is agreed by the parties hereto that the benefits to be paid under the Policy may be paid by the Insurer, either by separate checks to the parties entitled thereto or by a joint check. In the latter instance, the Owner and the Corporation agree that the benefits paid under the Policy shall be divided as provided herein.

2.4 The Owner shall have the right to assign any part or all of the Owner's interest in the Policy and this Agreement to any person, entity, or trust by execution of a written assignment delivered to the Corporation and the Insurer.

ARTICLE III

ELECTION OF DIVIDEND OPTION

3.1 All dividends declared by the Insurer on the Policy shall be applied to purchase additional paid up insurance on the life of the Owner.

3.2 The Owner has elected the dividend option described in the foregoing paragraph 3.1 of this ARTICLE III and agrees to give the Corporation sixty
(60) days advance written notice prior to any change or termination of the dividend option an selected by the Owner hereunder. In the event the Corporation determines that such change or termination of the dividend option adversely affects the security interest of the Corporation hereunder or under the Collateral Assignment, this Agreement may be terminated by the Corporation upon thirty (30) days advance written notice to the Owner, in which event the provisions of ARTICLE IX and
ARTICLE X hereinafter set forth shall become effective and operative.
In the event the Corporation determines that such change or termination does not affect its security interest hereunder or under the Collateral Assignment, a conforming amendment shall be made to this Agreement to reflect such change or termination.

ARTICLE IV

PAYMENT OF PREMIUMS ON POLICY

4.1 On or before the due date of each annual premium on the Policy, the Corporation will pay to the Insurer the entire premium on the Policy and will so advise the Owner. Within a reasonable period of time thereafter, the Owner will pay to the Corporation an amount (the "P.S. 58 Cost") equal to that portion of such annual premium which equals the cost (calculated by application of the lower of the Internal Revenue Service Table P.S. 58 rates or the insurer's annual term insurance rates) of the portion of the insurance which the beneficiary or beneficiaries named by the Owner would be entitled to receive if the Owner died during the policy year for which the annual premium is paid.

ARTICLE V

OWNER'S OBLIGATION TO CORPORATION

5.1 The Owner shall be obligated and hereby agrees to repay to the Corporation the net amount (the "Net Amount") which the Corporation has paid pursuant to paragraph 4.1 of ARTICLE IV of this Agreement;
for purposes of this Agreement,
the "Net Amount" shall equal the amount of the premiums paid by the Corporation reduced by the P.S. 58 Cost paid to the Corporation by the Owner as provided under paragraph 4.1. This obligation of the Owner to the Corporation shall be payable as provided in ARTICLE VIII and ARTICLE X of this Agreement.

ARTICLE VI

ASSIGNMENT OR TERMINATION OF POLICY

6.1 The Owner will collaterally assign the Policy to the corporation as security for the repayment of the Net Amount. The collateral assignment will be in the form attached as Schedule "A" the "Collateral Assignment") and will not be altered or changed without the consent of the Corporation.

6.2 While this Agreement is in force and effect, the Owner will neither sell, surrender nor otherwise terminate the Policy without first giving sixty (60) days advance written notice to the Corporation.
In the event the Corporation determines that such sale, surrender or termination of the Policy adversely affects the security interest of the Corporation hereunder or under the Collateral Assignment, this Agreement may be terminated by the Corporation upon thirty (30) days advance written notice to the Owner, in which event the provisions of ARTICLE IX and
ARTICLE X hereinafter set forth shall become effective and operative.
In the event the Corporation determines that such sale, surrender or termination does not affect its security interest hereunder or under the Collateral Assignment, a conforming amendment shall be made to this Agreement to reflect such sale, surrender or termination.

ARTICLE VII

ADDITIONAL POLICY BENEFITS AND RIDERS

7.1 The Owner may apply for and secure such additions and riders to the Policy as are provided by the Insurer for the benefit of the Owner.

7.2 Upon written request by the Corporation, the owner will apply for and secure such additions and riders to the Policy as are provided by the Insurer for the benefit of the Corporation.

7.3 The cost or additional premium attributable to any such addition or rider shall be paid by the party which will benefit from or be entitled to receive the proceeds of such addition or rider.

ARTICLE VIII

DEATH CLAIMS

8.1 When the Owner dies, the Corporation shall be entitled to receive a portion of the death benefits payable under the Policy. The amount which the Corporation will be entitled to receive shall equal the Net Amount. The receipt of the Net Amount by the Corporation shall constitute satisfaction of the owner's obligation under ARTICLE V of this Agreement.

8.2 When the Owner dies, the beneficiary or beneficiaries named by the Owner and designated in the Policy shall be entitled to receive the amount of the death benefits provided under the Policy in excess of the Net Amount. The Net Amount shall be paid under the settlement option in the Policy elected by the Owner.

ARTICLE IX

TERMINATION OF AGREEMENT

9.1 This Agreement shall terminate on the occurrence of any of the following events:

(a) Cessation of the Corporation's business.

(b) Thirty (30) days after written notice is given by either party to the other.

(c) Termination of employment of the Owner with the Corporation for any reason other than death.

(d) Bankruptcy, receivership or dissolution of the Corporation.

(e) Upon the election of the aggrieved party if either the Corporation fails to pay the premium or if the Owner fails to pay the P.S. 58 Cost to the Corporation as required by ARTICLE IV of this Agreement, provided that any election to terminate this Agreement under this clause must be made within so days after the failure to make such payment occurs.

(f) Repayment to the Corporation in full by the Owner of the Net Amount. The Corporation agrees that, upon receipt of the Net Amount, the Corporation will release the Collateral Assignment of the Policy made by the Owner pursuant to ARTICLE VI of this Agreement.

(g) Upon the surrender of the Policy by the Owner.

(h) The fifteenth (15th) anniversary of this Agreement.


ARTICLE X

DISPOSITION OF POLICY ON TERMINATION OF AGREEMENT

10.1 In the event this Agreement is terminated pursuant to paragraph 9.1 of ARTICLE IX of this Agreement, the Owner shall have 90 days in which to repay to the Corporation the Net Amount. upon receipt of the Net Amount, the Corporation shall release the Collateral Assignment. In the event the Owner does not repay the Net Amount within this 90-day period, the Corporation may enforce any rights which it has under the Collateral Assignment and may take whatever other action it deems appropriate, at law or in equity, to collect, or to cause the Owner to repay to the Corporation, the Net Amount. The Owner agrees, promptly upon any such termination, to surrender the Policy to the Insurer for cancellation and to direct the Insurer to apply the proceeds of such cancellation to the repayment of the Net Amount.

ARTICLE XI

INSURER NOT A PARTY

11.1 The Insurer (a) shall not be deemed to be a party to this Agreement for any purpose nor in any way responsible to the parties to this Agreement for any purpose nor in any way responsible for its validity; (b) shall not be obligated to inquire as to the distribution of any monies payable or paid by it under the Policy pursuant to the terms of this Agreement; and
(c) shall be fully discharged from any and all liability under the terms of any policy issued by it, which is subject to the terms of this Agreement, upon payment or other performance of its obligations in accordance with the terms of such policy. The Insurer shall be bound only by the provisions of and endorsements on the Policy, and the Insurer shall in no way be bound by or be deemed to have notice of 'he provisions of this Agreement.

ARTICLE XII

AMENDMENT OF AGREEMENT

12.1 This Agreement shall not be modified or amended except by a writing signed by the Corporation and the Owner. This Agreement shall inure to the benefit of and shall be binding upon the heirs, personal representatives, successors and assigns of each party to this Agreement.

ARTICLE XIII

AGREEMENT OF FURTHER PERFORMANCE

13.1 Each of the parties, for itself and its heirs, personal representatives, successors and assigns, agrees to take such further action, do such other things, and execute such other writings as shall be necessary and proper to carry out the terms and provisions of this Agreement.

ARTICLE XIV

STATE LAW

14.1 This Agreement shall be subject to and shall be construed under the laws of the State of Georgia.


ARTICLE XV

NO WAIVER

15.1 No waiver of a breach or any provision of this Agreement shall be construed to be a waiver of any breach of any other provisions of this Agreement or of any succeeding breach of the same provision. No delay in acting with regard to any breach of any provision of this Agreement shall be construed to be a waiver of such breach.

ARTICLE XVI

COUNTERPARTS

16.1 This Agreement may be executed in multiple counterparts, each of which shall be deemed an original and together shall constitute one and the same agreement.

ARTICLE XVII

SPECIAL PROVISIONS

17.1 The parties to this Agreement acknowledge that this Agreement is an individually negotiated arrangement with a highly compensated management employee. For purposes of any provision of the Employee Retirement Income Security Act of 1974, as amended, that may be applicable, the following provisions apply:

(a) The Corporation is the named fiduciary:

(b) The funding policy of this Agreement is that the Corporation will, as provided in this Agreement, remit all premiums on the Policy when due.

(c) A claim shall be deemed filed when a written request is presented by the Owner or his beneficiary to the Claims Manager designated by the Corporation;

(d) If a claim is wholly or partially denied, the Claims Manager shall furnish the owner or his beneficiary with written notice of the denial within ninety (90) days of the date that the original claim was filed. This notice of denial shall provide: (1) the reason is) for denial:
(2) specific reference to pertinent provisions of this Agreement on which the denial is based: (3) a description of any additional information needed to perfect the claim and an explanation of why such information is necessary; and (4) an explanation of the applicable claims review procedure;


(e) The Owner or his beneficiary shall have sixty (60) days from receipt of the denial notice in which to make written application for review by the Claims Manager. With respect to such review, the owner or his beneficiary may review pertinent documents and submit written issues and comments; and

(f) Within sixty (60) days of the Claims Manager's receipt of a written application for review, together with any related written comments, the Claims Manager shall issue a written decision on such review, a copy of which shall be furnished to the owner or his beneficiary. Such decision on review shall include specific reasons for the decision and specific references to the pertinent provisions of this Agreement on which the decision is based. If a copy of the decision on review is not furnished to the Owner or his beneficiary within sixty (60) days, the claim shall be deemed denied on review.

IN TESTIMONY WHEREOF, the Corporation, pursuant to the proper corporate authority, has caused this Agreement to be signed on its behalf and its seal to be affixed and attested by its proper officers and the Owner has hereunto subscribed his name and seal, all as of the day and year first above set forth.



							OWNER

							/s/ William S. Jacobs


							ELECTROMAGNETIC SCIENCES, INC.

							By:  /s/ Don T. Scartz
								Duly Authorized Officer




                                                              Exhibit 10.13


As adopted January 24, 1997
and amended through
February 19, 1999

  EMS TECHNOLOGIES, INC.
				1997 STOCK INCENTIVE PLAN

				    TABLE OF CONTENTS


Page


ARTICLE I DEFINITIONS	  						1
	(a)  "Award"	  							1
	(b)  "Board"	  							1
	(c)  "Code"	  							1
	(d)  "Committee"	  						1
	(e)  "Company"		  						1
	(f)  "Director"	  						2
	(g)  "Disinterested Person"	  				2
	(h)  "Employee"	  						2
	(i)  "Employer"	  						2
	(j)  "Fair Market Value"		  			3
	(k)  "Grantee"		  						3
	(l)  "ISO"	  							3
	(m)  "1934 Act"	  						3
	(n)  "Officer"	  							3
	(o)  "Option"	  							3
	(p)  "Option Agreement"	  					4
	(q)  "Optionee"	  						4
	(r)  "Option Price"		  					4
	(s)  "Parent"	  							4
	(t)  "Plan"	  							4
	(u)  "Purchasable" 	  						4
	(v)  "Qualified Domestic Relations Order"	  	4
	(w)  "Reload Option"	  					4
	(x)  "Restricted Stock"	  					5
	(y)  "Restriction Agreement"	  				5
	(z)  "Stock"	  							5
	(aa) "Subsidiary"	  						5

 ARTICLE II THE PLAN	  						5
	Section 2.1  Name	  						5
Section 2.2  Purpose	  					5
Section 2.3  Effective Date	  				5
	Section 2.4  Termination Date		  		5
TABLE OF CONTENTS (Cont'd)

Page

ARTICLE III ELIGIBILITY	  						6

ARTICLE IV  ADMINISTRATION	  					6
	Section 4.1  Duties and Powers of the Committee 6
	Section 4.2  Interpretation; Rules	 		6
	Section 4.3  No Liability	  				7
	Section 4.4  Majority Rule	  				7
	Section 4.5  Company Assistance	  			7

ARTICLE V  SHARES OF STOCK SUBJECT TO PLAN	  		7
	Section 5.1  Limitations		  			7
	Section 5.2  Antidilution	  				8

ARTICLE VI OPTIONS		 						9
	Section 6.1  Types of Options Granted	 		9
	Section 6.2  Option Grant and Agreement	 	10
	Section 6.3  Optionee Limitations	 			10
	Section 6.4  $100,000 Limitation	 			11
	Section 6.5  Option Price					11
	Section 6.6  Exercise Period	 				11
	Section 6.7  Option Exercise	 				12
	Section 6.8  Nontransferability of Option	 	13
	Section 6.9  Termination of Employment	 		14
	Section 6.10 Employment Rights	 			14
	Section 6.11 Certain Successor Options	 		14
	Section 6.12 Conditions to Issuing Option Stock	15
	Section 6.13 Automatic Option Grants to Certain
			   Directors	 					15

ARTICLE VII RESTRICTED STOCK	 					17
	Section 7.1  Awards of Restricted Stock	 	17
	Section 7.2  Non-Transferability	 			18
	Section 7.3  Lapse of Restrictions		 	18
	Section 7.4  Termination of Employment	 		18
	Section 7.5  Treatment of Dividends	 		18
	Section 7.6  Delivery of Shares	 			18
	Section 7.7  Payment of Withholding Taxes	 	19

ARTICLE VIII TERMINATION, AMENDMENT AND MODIFICATION OF PLAN 20

ARTICLE IX  MISCELLANEOUS	 					20
	Section 9.1  Replacement or Amended Grants	 	20
	Section 9.2  Forfeiture for Competition	 	20
	Section 9.3  Plan Binding on Successors	 	21
	Section 9.4  Headings Not a Part of Plan	 	21


				    EMS TECHNOLOGIES, INC.
				1997 STOCK INCENTIVE PLAN


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

		(e)	"Company" shall mean EMS Technologies, Inc., a Georgia
corporation.

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

		(s)	"Parent", when used with respect to any subject corporation, shall mean any other corporation that owns stock possessing 50% or more of the total combined voting power of all classes of stock of the subject corporation or that owns such stock of another corporation in an unbroken chain of corporations having such ownership of the stock of another corporation and ending with the subject corporation.

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

					  ARTICLE III
					  ELIGIBILITY

	The persons eligible to participate in this Plan shall consist only of Directors and those Employees whose participation the Committee determines is in the best interests of the Company. However, no ISO's may be granted, and no Options or Awards may be granted to any Director or Officer, prior to the approval of this Plan by the Company's shareholders. Persons who are not Employees but who serve as directors of any Subsidiary of the Company shall also be eligible to participate in this Plan, and references herein to "Employee" shall be deemed to include any such persons to the extent appropriate for him or her to become a Grantee.


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
constitute a quorum, and any action taken by a majority at a meeting at which a quorum is present, or any action taken without a meeting evidenced y a writing executed by all the members of the Committee, shall constitute the action of the Committee.

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

		(b) Additional Options for Continuing Service. Each person who is not at that time an Employee, or an employee of any Parent of the Company, shall automatically and without any action of the Board or the Committee, be granted, on the date on which such person is elected to a new one-year term of service beginning after such person has completed five one-year terms of service following the grant (whether under this Plan or otherwise)to such person of options for 10,000 shares that become exercisable based on continued service as a Director, and on each subsequent date on which such person is elected to a further term of service as a Director, an Option for the purchase of 2,500 shares of Stock (subject to automatic proportionate adjustment for stock splits or stock dividends, and otherwise to proportionate adjustment by the Committee as provided in Section 5.2). Each such Option shall become exercisable on the date that is six months after the date of grant.

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

					 ARTICLE VIII
		TERMINATION, AMENDMENT AND MODIFICATION OF PLAN

	The Board may at any time, (i) cause the Committee to cease granting Options and Awards, (ii) terminate the Plan, or (iii) in any respect amend or modify the Plan. However, the Board (unless its actions are approved or ratified by the shareholders of the Company within twelve months of the date the Board amends the Plan) may not amend the Plan to materially increase the number of shares of Stock available under the Plan to Directors or Officers.

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



							Exhibit 10.15
Outside Directors
(New) 5/1/98

	 ELECTROMAGNETIC SCIENCES, INC.

	1997 STOCK INCENTIVE PLAN
	STOCK OPTION AGREEMENT


THIS STOCK OPTION AGREEMENT, entered into as of the [   ] day
of [         ] (the "Date of Grant"), by and between
ELECTROMAGNETIC SCIENCES, INC., a Georgia corporation
(hereinafter referred to as the "Corporation"), and [        ]
(hereinafter referred to as the "Director").

	 W I T N E S S E T H

WHEREAS, the Board of Directors (the "Board") of the Corporation has adopted a stock incentive plan for the directors, officers and employees of the Corporation or its subsidiary corporations, which Plan is known as the "Electromagnetic Sciences, Inc. 1997 Stock Incentive Plan" (hereinafter referred to as the "Plan");

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

2.	Grant of Option.  Subject to the terms, restrictions,
limitations and conditions stated herein, the Corporation hereby evidences its grant to the Director of the right and option (hereinafter referred to as the "Option"), which is not an ISO, to purchase all or any part of an aggregate of Ten Thousand (10,000) shares of the Corporation's $.10 par value common stock (the "Common
Stock") beginning as follows:

    First Date				       	Number of
    Exercisable			         Shares
		----------------		    -------------
                       			2,000
                       			2,000
                 				    	2,000
                				     	2,000
                				     	2,000

This Option shall expire and is not exercisable after
5:00 p.m., Atlanta time, on [          ](the "Expiration
Date").

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

3.	Purchase Price.  The price per share to be paid by the
Director for the shares subject to this Option shall be
[          ] Dollars (     ).

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


------------------------(SEAL)




                              ANNEX A

	ELECTROMAGNETIC SCIENCES, INC.
	1997 STOCK INCENTIVE PLAN

	Notice of Exercise
	of Stock Option

The undersigned hereby notifies Electromagnetic Sciences, Inc. (the "Corporation") of his or her election to exercise an
option to purchase             shares of the Corporation's
common stock, $.10 par value (the "Common Stock"), pursuant
to that Stock Option Agreement (the "Agreement") between
(the "Director") and the Corporation dated             199   .
 Accompanying this Notice is (1) a certified or cashier's check (or other check acceptable to the Corporation) in the amount of
$          payable to the Corporation and/or (2) (subject to
such restrictions as may be determined to be necessary or appropriate to avoid earnings charges or other adverse consequences to the Corporation under applicable accounting
or tax rules or regulations)             shares of the
Common Stock presently owned by the undersigned and duly endorsed or accompanied by stock transfer powers, or in lieu thereof, the form of Attestation of Share Ownership attached as Annex B to the Agreement, executed with respect to the number of such shares, having an aggregate Fair Market Value (as defined in the Electromagnetic Sciences, Inc. 1997 Stock Incentive Plan (the "Plan")) as of the date hereof of
$             , such amounts being equal, in the aggregate,
to the purchase price per share set forth in Section 3 of the Agreement multiplied by the number of shares being hereby purchased (in each instance subject to appropriate adjustment pursuant to Section 7 of the Agreement).

Also accompanying this Notice is my check in the amount of
$            in payment of federal and state income withholding
and employment taxes applicable to this exercise. The amount of such payment is based on advice received from appropriate officials of the Corporation responsible for the administration of its payroll and employment tax obligations. Alternatively, or in addition, and subject to such restrictions as may be determined to be necessary or appropriate to comply with Rule 16b-3 under the Securities Exchange Act of 1934, or to avoid earnings charges or other adverse consequences to the Corporation under applicable accounting or tax rules or regulations, in full or partial payment of such taxes:

(1)  I deliver herewith an additional
shares of the Common Stock (or the form of Attestation
of Share Ownership with respect thereto) presently
owned by me, having an aggregate Fair Market Value as
of the date hereof of $              and/or

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

IN WITNESS WHEREOF, the undersigned has set his or her hand
and seal, this           of                   ,               .


DIRECTOR OR HIS OR HER ADMINISTRATOR,
EXECUTOR, PERSONAL REPRESENTATIVE OR
QUALIFIED TRANSFEREE

---------------------------------------


                                   ANNEX B



ELECTROMAGNETIC SCIENCES, INC.

1997 Stock Incentive Plan
Attestation of Share Ownership


Pursuant to the Notice of Exercise submitted herewith, I
have elected to purchase [            ] shares of the
common stock of Electromagnetic Sciences, Inc. (the "Company"),
pursuant to the Stock Option Agreement dated [              ]
(the "Option"), at an aggregate exercise price of $[          ]
(the "Option Price"). I hereby attest to ownership of the shares specified below (the "Shares") and hereby tender the
Shares in payment of (i) $[          ] of the Option Price, and
(ii)  $[            ] of withholding and related taxes due upon
exercise of the Option, in each case based on their Fair Market Value on the date hereof (as determined under the Plan) of
$[              ] per share).

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

Common Stock Certificate(s)	Number of			Number of Shares Subject
No. or Brokerage Account		Shares Represented      to this Attestation


You are hereby instructed to apply towards the Option Price:
(check one)

--	The maximum number of whole shares necessary to pay the
Option Price and specified taxes, or, if fewer, the total number of listed Shares, with any remaining amount to be paid by check accompanying the Notice of Exercise.

--	[         ] of the listed Shares with the remaining amount
to be paid by check accompanying the Notice of Exercise.

In each case, the balance of the Shares for which the Option is being exercised will be issued as specified in the Notice of Exercise.

Name


Date							Signature


Co-Owner's Name (if any)


Date							Co-Owner'Signature



                                       Exhibit 10.23
                                      August 10, 1998

                 ELECTROMAGNETIC SCIENCES, INC.
           Executive Annual Incentive Compensation Plan


1.	PURPOSE

	The purpose of this Plan is to attract and retain in the employ of the Company executives of outstanding experience and ability, and to incentivize them to superior performance. Under this Plan, annual incentive compensation (or "bonuses") will be based upon performance against financial and non-financial objectives that are consistent with the objectives of the Company and its shareholders. Thus, the Plan provides a means of rewarding those who contribute through their individual performance to the objectives of the Company.


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

	(i)	Target Incentive - The bonus payable under the
Plan in the event 100% of financial objectives are met and the Participant's normalized Performance Score is 100%.




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

	Participants will be those executives who are designated by the Chief Executive Officer as being in a position to have a significant impact on profits and Company performance and are approved by the Committee to receive a bonus under the Plan. However, if a Change in Control (as defined in Section 7) occurs prior to the time Participants are determined for the Plan Year in which the Change in Control occurs, all persons who were Participants in the prior Plan Year and who are active employees of the Company as of the date of the Change in Control shall be Participants for such Plan Year.

	Except as the Committee may otherwise determine or as provided in Section 7, each Participant for any Plan Year must serve during that Year as an executive of the Company and be an active employee of the Company when the Committee approves bonuses after the end of the Plan Year.

	The Committee may decide to award a pro-rated bonus to a Participant who is newly promoted or hired during a Plan Year. Pro-rated bonuses may also be awarded to Participants who retire with the Company's approval during a Plan Year and to the estates of Participants who die during a Plan Year.


5.	DETERMINATION OF INCENTIVE COMPENSATION AWARDS

	Incentive compensation awards shall be determined as set forth in this Section 5.

(a) 	Determination of Targets.  During the first calendar
quarter of each Plan Year, the Target Incentive for each Participant shall be determined by the Committee. The
Target Incentive shall equal the Participant's Base Compensation multiplied by a percentage that is based on the Committee's evaluation of the individual Participant's level of responsibility and potential to affect Company profits and performance. The Committee shall also specify the portions of each individual's Target that are dependent on the Company's and/or relevant Business Unit's financial performance during the Year.

(b)	Determination of Company and Business Unit Financial
Targets. During the first calendar quarter of each Plan Year, the Committee shall set for the Company and for each Business Unit the target financial parameters against which actual financial performance will be elevated. At a minimum, these parameters will include Profit Before Taxes (PBT).
The Committee shall also determine a formula outlining how the Target Incentives in 5(a) will be affected if actual performance for PBT is not at the 100% level, and may establish such formulas for other specified financial performance parameters.

(c)	Determination of Participant Performance Objectives/
Performance Scores. During the first calendar quarter of each Plan Year, individual performance objectives shall be determined for each Participant. Such objectives shall be established by agreement of each Participant and his or her superior, must be specific and in writing, and must be approved by the Chief Executive Officer and provided to the Committee. Modifications may be made during a Plan Year, based on revised circumstances and Company objectives, but must be developed and approved as set forth in the preceding sentence. Achievement of these objectives, combined with an overall assessment of the Participant's contribution to Company performance, will be used by the Committee, after consultation with the CEO, to establish an overall Performance Score for each Participant.

	The Performance Score guidelines will be:

		less than 80% for Needs Improvement
		90% for Generally Meets Expectation (3.0 Performance) 100% for Nominal Performance (Meets Expectations)
		125% for Outstanding Performance

	For the purposes of this Plan:

Any excess over 100% will be doubled - for example, a raw score of 108% will be increased to 116%.

Any deficit below 90% will be increased by a factor of 8, such that at 80% the Performance Score becomes
0 and the Participant is ineligible for an Incentive
Award - for example, a raw score of 85% will be reduced to 45% (85-5*8 = 45).

In the event the average of all Performance Ratings of all Participants, as determined based on the foregoing guidelines and rules, exceeds 100%, the Score of all Participants shall be normalized by proportionate reduction such that the average shall equal 100% (the rules appearing immediately before this sentence shall not be further applied after or as a result of such normalization).

(d)	Determination of Award Based on Financial Objectives.
Following the close of each Plan Year, the Chief Financial Officer shall prepare a report setting forth the extent to which the Company and/or relevant Business Unit achieved the various financial objectives described in Section 5(b). The Target Incentive for each Participant shall first be adjusted for the weighting and actual performance against Company and relevant Business Unit targets as described
in 5(a) and 5(b).   The Committee shall then determine,
based on an assessment of other financial parameters believed relevant in light of the Company's financial performance during the year, whether the calculated Target Incentive
(as adjusted pursuant to the preceding sentence) shall be further adjusted.

(e)	Preliminary Determination of Each Participants Award.
A preliminary determination of each Participant's award shall be made by multiplying his or her adjusted Target Incentive, as determined in paragraph (d), by his or her normalized individual Performance Score.

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
transactions by any person or group (as such terms are defined in Section 13(d)(3) of the Securities Exchange
Act of 1934, as amended (the "1934 Act")), of "Beneficial Ownership" (within the meaning of Rule 13d-3 under 1934 Act) of 50% or more of the combined voting power of the Company's then-outstanding voting securities; or

                   (2)The individuals who are members of
the Incumbent Board (as defined below), cease for any reason to constitute at least two-thirds of the Board. The "Incumbent Board" consists of the individuals who as of January 23, 1997, are members of he Board and any individual becoming a director subsequent to January 23, 1997, whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least two-thirds of the directors then composing the Incumbent Board; provided, however, that any individual who is not a member of the Incumbent Board at the time he or she becomes a member of the Board shall become a member of the Incumbent Board upon the completion of two full years as a member of the Board, except that no individual shall be considered a member of the Incumbent Board if such individual initially assumed office (i) as a result of either an actual or threatened "election contest" (within the meaning of Rule 14a-11 under the 1934 Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a person other than the Board (a "Proxy Contest"), or (ii) with the approval of the other Board members, but by reason of any agreement intended to avoid or settle a Proxy Contest; or

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

	(c)	Payment Upon a Change in Control.  Upon a Change
in Control, the bonus for a Plan Year ending prior to the date of the Change in Control for which payment has not previously been made shall be unconditionally payable to each Participant.
 The portion based on financial objectives shall be determined as specified in paragraph 5(c), and the portion based on non-
financial objectives shall be at not less than the Target level related to such objectives.

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

	Nothing in this Plan or in any notice of award pursuant hereto shall confer any right to continue in the employment of the Company nor affect the Company's right to terminate the employment of any Participant.


10.	AMENDMENT OR TERMINATION

	The Board may amend or terminate the Plan, without the consent of any Participant, at any time prior to the end of the first calendar quarter of the Plan Year for which such amendment or termination becomes effective.




                                      Exhibit 10.28

February 24, 1999


EMS Technologies Canada, Ltd.
C/O Electromagnetic Sciences, Inc.
660 Engineering Drive
Technology Park/Atlanta
P.O. Box 7700
Norcross, GA   30091-7700

Attention: 	Don Scartz, Senior Vice President
	          and Chief Financial Officer

Dear Mr. Scartz:

	We, Canadian Imperial Bank of Commerce ("CIBC"), are pleased to confirm authorization to establish the credits described in this letter. This letter amends, restates and replaces the terms letter between CIBC and EMS Technologies Canada, Ltd. ("EMS Canada") formerly CAL Corporation ("CAL") dated June 19, 1998.


              Overall Credit Limit

 Overall Credit Limit:
 The total use of Credits:
Operating Line
       Term Financing
            Letters of Credits/Guarantees
       Corporate VISA
            Foreign Exchange Facility
            Cheque Credit

is not at any time to exceed $33,810,000 plus US$600,000 in respect of the Foreign Exchange Facility only.


        Credit : Operating Line
     Credit Limit:	The lesser at any time of:

       (a)    $20,000,000; and

       (b) Operating Loans net of hypothecated U.S. dollar balances will not exceed: the sum of: 95% of the EDC insured value of accounts receivable; 85% of North American Government receivables under 90 days; 85% of corporate receivables, under 90 days, from companies of Investment Grade BBB+ or better from a country rated "Satisfactory" by CIBC's Economic Division; 75% of other Receivable Value under 90 days; plus

	  * 	 50% of the Inventory Value to a maximum of the lesser
of $3,000,000 or 25% of the Operating Line utilization.
Description and Rate:	A revolving credit facility, payable on demand,
to be used only for general business purposes, having the following parts:

(1) Canadian dollar loans and overdrafts and L/C Acceptances. The Interest Rate is as follows: Prime Rate plus 0.45% per year.

	If we sign an L/C Acceptance, the available Credit Limit will be reduced by the amount of the L/C Acceptance.

(2) U.S. dollar loans and overdrafts and L/C Acceptances. Loans and overdrafts under this part of Credit A may not at any time exceed the U.S. dollar equivalent of C$20,000,000. The Interest Rate is as follows:
U.S. Base Rate plus 0.45% per year.

      If we sign an L/C Acceptance, the available Credit Limit will be reduced by the amount of the L/C Acceptance.

(3) Canadian dollar or foreign currency L/Cs. The total amount of L/Cs outstanding at any time under Credit A may not exceed $2,000,000. L/Cs may not have terms to expiry of more than 12 months. Fees are 1.0% per year, minimum $150, plus out of pocket expenses. Our standard L/C documentation is also required.

      If there is a drawing under any L/C, we will pay it by drawing on your Operating Account, unless you have made other arrangements with us which have been agreed to by both of us.

(4) 	U.S. dollar LIBOR loans, which may not at any time exceed US$10,000,000.
Interest is payable at the LIBO Rate for the 	loan term, plus 1.50% per year.


Credit : 		Committed Installment Loan Facility

Loan Amount:	$5,000,000.

Purpose:		Committed Instalment Loan financing secured by property
			and plant located at Ste Anne, Quebec, for use for general business purposes.

Interest Rate:	Prime Rate plus 1.10% per year.

Drawdown:		One drawdown will be permitted under this facility and will
			be equal to the lessor of $5,000,000 or 60% of the appraised
			value for the property and plant at Ste. Anne, Quebec. The
			drawdown must occur within 120 days of acceptance of this
			agreement.

Amortization:	5 years.

Repayment:		Unless there is an Event of Default, repayment will be made in equal quarterly payments of 5% of the principal plus interest
			beginning 90 days from the date of drawdown.

Conditions Precedent:	Appraisal to be completed by a certified appraiser
				approved by the Bank and found to be satisfactory to
				CIBC at its sole discretion;

Confirmation by CIBC that it has reviewed the environmental assessment prepared by Golder Associates in December, 1998 and that such assessment is satisfactory to CIBC in its sole discretion.


Credit :  		Letters of Credit/Guarantee

Credit Limit:	$8,000,000.

Purpose:		To support advance payment guarantees on off-shore
			contracts, bid bonds, etc.

Fees:			Fees are 1.0% per year, minimum $150, plus out of pocket
expenses.

Documentation:	Our standard L/C documentation.

Conditions:		All Letters of Credit and/or Guarantee under this facility
			are to be supported by Export Development Corporation insurance for rightful or wrongful call.


Credit : Foreign Exchange Contracts

Credit Limit:	U.S.$600,000.

Description:	You may, at our discretion, enter into one or more spot,
			forward or other foreign exchange rate transactions with us.
			Your ability to make use of this Credit will depend upon your
			outstanding obligations under such transactions, as determined
			by us.  This is a demand Credit.

At present, this facility would permit up to US$8,000,000 in foreign exchange spot and/or forward contracts up to 12 months.

Documentation:	Our standard Foreign Exchange documentation.


                                 Credit: Corporate VISA.


Credit Limit:	$200,000.

Documentation:	Our standard VISA documentation.


                   Credit : Cheque Credit.


Credit Limit:	$10,000.

Documentation:	Our standard documentation.


				Security

Security:	The following security has or shall be provided to secure
the aggregate of your indebtedness and liabilities to CIBC from time to time:


(GAA):	General Assignments of Accounts, one each in the name of
CAL and EMS Canada.


(GSA):	Security Agreements securing all personal property of the
business now owned (which includes among other things inventory, equipment and receivables), and all personal property acquired in the future, one each in the name of CAL and EMS Canada.

 Hypothec:	Moveable Hypothec to be registered in Quebec.

Mortgage:	Immoveable Hypothec to be registered against the property and plant in Ste. Anne, Quebec.

Bank Act Security:	Security under section 427 of the Bank Act, one each
in the name of CAL and EMS Canada.

Assignment and Postponement of Claim:
Assignment and postponement of claim
from Electromagnetic Sciences, Inc. in the amount of $12,000,000 Cdn. to replace the existing $8,000,000 Cdn assignment and postponement.

Hypothecation:	Floating hypothecation of U.S. balances.

Guarantee:	Guarantee from Electromagnetic Sciences, Inc. in an amount
that is limited to $5,000,000 Cdn. to replace the existing $3,000,000 Cdn guarantee. Electromagnetic Sciences, Inc. shall also agree with CIBC that it shall remain fully and soley responsible for payment of all amounts owing to Spar Aerospace Limited pursuant to the Asset Purchase Agreement, dated December 30, 1998, unless CIBC agrees in writing to the contrary.

Guarantee:	Guarantee in an amount that is unlimited from Spar Holdings,
Inc. (a Delaware Company), now known as EMS Holdings, Inc.

Pledge:	A pledge of all issued and outstanding shares in the capital of Spar Holdings, Inc. (a Delaware Company), now known as EMS Holdings, Inc., together with delivery to CIBC of the original share certificates.

Other:	All other security, other documentation and agreements granted or to be granted in favour of CIBC from time to time.

All of the above security shall enjoy first priority to the assets secured thereunder.


		Conditions Precedent to Drawdown


Conditions Precedent:	The form and content of the security and all
documents, agreements and other deliveries requested by CIBC in support of or relating to the security shall be to the satisfaction of CIBC.

Receipt of 1999 forecast balance sheet, income statement and statement of cashflow along with a listing of key assumptions, prepared on a quarterly basis.

Covenants:	Measured quarterly, you will ensure that:

Current Ratio:     Your Current Ratio is not less than 1.50:1.

Effective Equity: Your Effective Equity shall be a minimum of $20,000,000 plus 50% of future net income. For clarity, effective equity shall include postponed loans but shall not include intangibles such as the Skybridge equity investment.

Funded Debt plus non-postponed intercompany Debt to Effective Equity Ratio:
Your Funded Debt plus non-postponed intercompany debt to Effective Equity Ratio does not exceed 1.50:1.

Fixed Charge Ratio: Your Fixed Charge Ratio shall not be less than 2.0:1.

Repayment of shareholder loans or other amounts owing to Electromagnetic Sciences, Inc. as of the date hereof will not occur without the prior written consent of CIBC, and in any event, shall not occur during the first year of this agreement.

Where the previous four quarters do not reflect cumulative positive net income, you will not have more than two consecutive quarters of non profitability, as measured by net income, unless offset by a corresponding shareholder loan or equity injection.

You shall not have any changes in effective ownership or control without our prior written consent.

Other Requirements:	You provide an undertaking to conduct business
substantially in accordance with the business plan provided to CIBC.


                               Reporting Requirements

Reporting Requirements:

(1) 	Within 30 days of each calendar month-end, a summary of Receivable
Value, Inventory Value, together with an aged list of receivables and a Monthly Statement of Available Credit Limit, as of that month-end.

(2) 	Within 30 days of the end of each month, financial statemetns for that month.

(3) 	within 90 days of each fiscal year-end, financial statements for that fiscal year on an audited basis.

(4)	Within 90 days of each fiscal year-end, a business plan/forecast for the next fiscal year, including quarterly projected balance sheets, income statements and cash flow projections.

                                     Fees
Fees

Loan Administration:	$500. per month.

Standby:	For the Credit A: Operating Line, 0.20% per year of the
undrawn portions, payable monthly.

Set-up:	A fee of $100,000, payable and deemed earned upon acceptance of this Agreement.

Legal Fees:	All legal fees, including those incurred by CIBC, are for
the account of EMS Canada.

                         Other Provisions

Default Interest Rate:	Currently 21% per year.  If the Credit Limit
of a Credit, or the Credit
                              Limit of part of a Credit, or the Overall
Credit Limit, is exceeded at any time, interest at the Default Rate is calculated on that excess amount. In connection with any amounts in foreign currency, see "Foreign Currency Conversion" in the Attached Schedule.

Announcement:	It is agreed that a standard tombstone announcement
of financing may be made by CIBC, and published in appropriate business/ trade publications.

Currency:	Unless otherwise stated, all amounts referred to herein are
in Canadian dollars.

Next Scheduled
Review Date:	February 28, 2001

Amended Agreement:	Upon acceptance, this Agreement replaces the
existing credit agreement dated June 19, 1998, between you and CIBC. Outstanding amounts (and security) under that Agreement will be covered by this Agreement.

Standard Credit Terms:	The attached Schedule - Standard Credit Terms
forms part of this Agreement.


	Please indicate your acceptance of these terms by returning a signed copy of this Agreement. If we do not receive a signed copy by February 26, 1999, then this offer will expire.

	Yours truly,

	Canadian Imperial Bank of Commerce


	by:
	Christopher B. Lever
	Director, Knowledge-Based Business
	Phone no.: (613) 564-8902
	Fax no.: (613) 563-9600


Acknowledgement:	The undersigned certifies that all information
provided to CIBC is true, and acknowledges receipt of a copy of this Agreement (including any Schedules referred to above).

Accepted this [      ] day of [            ], [      ]



EMS Technologies Canada, Ltd.


By:

Name:

Title:


By:

Name:

Title:


Form 6326-95/06

(WP51CRED)
Schedule - Standard Credit Terms
1.  Article - General

 1.1 Interest Rate. You will pay interest on each Credit at nominal rates per year equal to:

 1.2
 (a)  for amounts above the Credit Limit of a Credit or a part of a
Credit or the Overall Credit Limit, as described in section 1.4, or for amounts that are not paid when due, the Default Interest Rate, and
 (b)
 (c)  for any other amounts, the rate specified in this Agreement.
 (d)
 1.3 Variable interest.  Each variable interest rate provided for under this Agreement will change automatically, without notice, whenever the
Prime Rate or the U.S. Base Rate, as the case may be, changes.
 1.4
 1.5  Payment of interest.  Interest is calculated on the daily balance of the Credit at the end of each day.  Interest is due once a month, unless the Agreement states otherwise.  Unless you have made other arrangements with us, we will automatically debit your Operating Account for interest amounts owing.  If your Operating Account is in overdraft and you do not deposit to the account an amount equal to the monthly interest payment, the effect is that we will be charging interest on overdue interest (which is known as compounding).  Unpaid interest continues to compound whether or not we have demanded payment from you or started a legal action, or get judgment, against you.
 1.6
 1.7 Default Interest.  To determine whether Default Interest is to be charged, the following rules apply:
 1.8
 (a) Default Interest will be charged on the amount that exceeds the
Credit Limit of any particular Credit.  That will happen even if the
Overall Credit Limit has not been exceeded.
 (b)
 (c) If there are several parts of a Credit, Default Interest will be charged if the Credit Limit of a particular part is exceeded.  For example, if Credit A's limit is $250,000, and the limit of one part is $100,000 and the limit of that part is exceeded by $25,000, Default Interest will be charged on that $25,000 excess, even if the total amount outstanding under Credit A is less than $250,000.
 (d)
 (e) To determine if the Overall Credit Limit has been exceeded, the outstanding principal amount of each Credit is totalled, and any amounts in foreign currency are converted to Canadian dollars.  If that total exceeds the Overall Credit Limit, Default Interest will be charged on that excess amount.  For example, if there are three Credits, each with a Credit Limit of $100,000 and an Overall Credit Limit of $250,000, if
each of those Credits is at $90,000, they are each under their own Credit Limits, but the Overall Credit Limit has been exceeded by $20,000, and
Default Interest will be charged on that excess amount.
 (f)
 1.9 Fees. You will pay CIBC's fees for each Credit as out lined in the Letter. You will also reimburse us for all reasonable fees (including legal fees) and out-of-pocket expenses incurred in registering any security, and in enforcing our rights under this Agreement or any security. We will automatically debit your Operating Account for fee amounts owing.
 1.10
 1.11 Our rights re demand Credits. At CIBC, we believe that the banker-customer relationship is based on mutual trust and respect. It is important for us to know all the relevant information (whether good or bad) about your business. CIBC is itself a business. Managing risks and monitoring our customers' ability to repay is critical to us. We can only continue to lend when we feel that we are likely to be repaid.  As a result, if you do something that jeopardizes that relationship, or if we no longer feel that you are likely to repay all amounts borrowed, we may have to act.
We may decide to act, for example, because of something you have done, information we receive about your business, or changes to the economy that affect your business. Some of the actions that we may decide to take include requiring you to give us more financial information, negotiating a change in the interest rate or fees, or asking you to get further accounting assistance, put more cash into the business, provide more security, or produce a satisfactory business plan.  It is important to us that your business succeeds.  We may, however, at our discretion, demand immediate repayment of any outstanding amounts under any demand
Credit.  We may also, at any time and for any cause, cancel the unused portion of any demand Credit.  Under normal circumstances, however, we will give you 30 days' notice of any of these actions.
 1.12
 1.13  Payments.  If any payment is due on a day other than a Business
Day, then the payment is due on the next Business Day.
 1.14
 1.15  Applying money received.  If you have not made payments as required by this Agreement, or if you have failed to satisfy any term of this
Agreement (or any other agreement you have that relates to this Agreement), or at any time before default but after we have given you appropriate notice, we may decide how to apply any money that we receive. This means that we may choose which Credit to apply the money against, or what mix of principal, interest, fees and overdue amounts within any Credit will be paid.
 1.16
 1.17 Information requirements. We may from time to time reasonably require you to provide further information about your business. We may require information from you to be in a form acceptable to us.
 1.18
 1.19  Insurance.  You will keep all your business assets and property insured (to the full insurable value) against loss or damage by fire and all other risks usual for property such as yours (plus for any other risks we may reasonably require).  If we request, these policies will include a loss payee clause (and if you are giving us mortgage security, a mortgagee clause).  As further security, you assign all insurance proceeds to us.
If we ask, you will give us either the policies themselves or adequate evidence of their existence.  If your insurance coverage for any reason stops, we may (but do not have to) insure the property. We will automatically debit your Operating Account for these amounts. Finally, you will notify us immediately of any loss or damage to the property.
 1.20
 1.21 Environmental.  You will carry on your business, and maintain your assets and property, in accordance with all applicable environmental laws and regulations. If (a) there is any release, deposit, discharge or disposal of pollutants of any sort (collectively, a "Discharge") in connection with either your business or your property, and we pay any fines or for any clean-up or (b) we suffer any loss or damage as a result of any Discharge, you will reimburse CIBC, its directors, officers, employees and agents for any and all losses, damages, fines, costs and other amounts (including amounts spent preparing any necessary environmental assessment or other reports, or defending any lawsuits) that result. If we ask, you will defend any lawsuits, investigations or prosecutions brought against CIBC or any of its directors, officers, employees and agents in connection with any Discharge. Your obligation to us under this section continues even after all Credits have been repaid and this Agreement has terminated.
 1.22
 1.23 Consent to release information. We may from time to time give any credit or other information about you to, or receive such information from,
(a) any financial institution, credit reporting agency, rating agency or credit bureau, (b) any person, firm or corporation with whom you may have or propose to have financial dealings, and (c) any person, firm or corporation in connection with any dealings you have or propose to have with us.  You agree that we may use that information to establish and maintain your relationship with us and to offer any services as permitted by law, including services and products offered by our subsidiaries when it is considered that this may be suitable to you.
 1.24
 1.25 Our pricing policy: Fees, interest rates and other charges for your banking arrangements are dependent upon each other. If you decide to cancel any of these arrangements, you will have to pay us any increased or added fees, interest rates and charges we determine and notify you of. These increased or added amounts are effective from the date of the changes that you make.
 1.26
 1.27  Proof of debt.  This Agreement provides the proof, between CIBC and you, of the credit made available to you.  There may be times when the type of Credit you have requires you to sign additional documents. Throughout the time that we provide you credit under this Agreement, our loan accounting records will provide complete proof of all terms and conditions of your credit (such as principal loan balances, interest calculations, and payment dates).
 1.28
 1.29  Renewals of this Agreement.  This Agreement will remain in effect for your Credits for as long as they remain unchanged.  We have shown a
Next Scheduled Review Date in the Letter. If there are no changes to the Credits this Agreement will continue to apply, and you will not need to sign anything further. If there are any changes, we will provide you with either an amending agreement, or a new replacement Letter, for you to sign.
 1.30
 1.31  Confidentiality:  The terms of this Agreement are confidential between you and CIBC.  You therefore agree not to disclose the contents of this Agreement to anyone except affiliates and your or their professional advisors, or as required by applicable Canadian or U.S. laws.
 1.32
 1.33  Pre-conditions.  You may use the Credits granted to you under this Agreement only if:
 1.34
 (a) we have received properly signed copies of all documentation that we may require in connection with the operation of your accounts and your ability to borrow and give security;
 (b)
 all the required security has been received and registered to our satisfaction;
 (c) any special provisions or conditions set forth in the Letter have been complied with; and
 (d) if applicable, you have given us the required number of days notice for a drawing under a Credit.
 (e)

 1.35  Notices.  We may give you any notice in person or by telephone, or by letter that is sent either by fax or by mail.
 1.36
 1.37  Use of the Operating Line.  You will use your Operating Line only for your business operating cash needs. You are responsible for all debits from the Operating Account that you have either initiated (such as cheques, loan payments, pre-authorized debits, etc.) or authorized us to make. Payments are made by making deposits to the Operating Account. You may not at any time exceed the Credit
 Limit. We may, without notice to you, return any debit from the Operating Account that, if paid, would result in the Credit Limit being exceeded, unless you have made prior arrangements with us. If we pay any of these debits, you must repay us immediately the amount by which the Credit
Limit is exceeded.
 1.38
 1.39 Margin Requirements. If your Operating Line is margined against Inventory and/or Receivable Value, the available Credit Limit of that
Credit is the lesser of the Credit Limit stated in the Letter and the amount calculated using the Monthly Statement of Available Credit Limit.
 1.40
 1.41 Foreign Currency Conversion. If this Agreement includes foreign currency Credits, then currency changes may affect whether either the
Credit Limit of any Credit or the Overall Credit Limit has been exceeded.
 1.42
 (a)  See section 1.4 for the general rules on how Default Interest is calculated.
 (b)
 (c) To determine the Overall Credit Limit, all foreign currency amounts are converted to Canadian dollars, even if the Credit Limits of any particular Credits are quoted directly in a foreign currency (such as U.S. dollars). No matter how the Credit Limit of a particular Credit is quoted, therefore, currency fluctuations can affect whether the Overall Credit Limit has been exceeded. For example, if Credits X and Y have Credit Limits of C$100,000 and US$50,000, respectively, with an Overall Credit Limit of C$175,000, if Credit X is at C$90,000 and Credit Y is at US$45,000, Default Interest will be charged only if, after converting the US dollar amount, the Overall Credit Limit is exceeded.
 (d)
 (e)  Whether the Credit Limit of a particular Credit has been exceeded will depend on how the Credit Limit is quoted, as described below.
 (f)
 (g) If the Credit Limit is quoted as, for example, the U.S. dollar equivalent of a Canadian dollar amount, daily exchange rate fluctuations may affect whether that Credit Limit has been exceeded. If, on the other hand, the Credit Limit is quoted in a foreign currency (for example, directly in US dollars), whether that Credit Limit has been exceeded is determined by reference only to the closing balance of that Credit in that currency.
 (h)
 (i)  For example, assume an outstanding balance of a Credit on a particular day of US$200,000.  If the Credit Limit is stated as "the
US dollar equivalent of C$275,000", then whether the Credit Limit of that Credit has been exceeded will depend on the value of the Canadian dollar on that day. If the conversion calculations determine that the outstanding balance is under the Credit Limit, a drop in the value of the Canadian dollar the next day (without any change in the balance) may have the effect of putting that Credit over its Credit Limit. If, on the other hand, the Credit Limit is stated as "US$200,000", the Credit
Limit is not exceeded, and a drop in the value of the dollar the next day will not change that (although the Overall Credit Limit may be affected).
 (j)
 (k) Conversion calculations are done on the closing daily balance of the Credit.  The conversion factor used is the mid-point between the buying and selling rate offered by CIBC for that currency on the conversion date.
 (l)
 1.43  Instalment Loans.  The following terms apply to each Instalment
Loan.
 1.44
 (a) Non-revolving loans. Unless otherwise stated in the Letter, any Instalment Loan is non-revolving. This means that any principal payment made permanently reduces the available Loan Amount. Any payment we receive is applied first to overdue interest, then to current interest owing, then to overdue principal, then to any fees and charges owing, and finally to current principal.
 (b)
 (c)   Floating Rate Instalment Loans.  Floating Rate Instalment
Loans may have either (i) blended payments or (ii) payments of fixed principal amounts, plus interest, as described below.
 (d)
 (i) Blended payments. If you have a Floating Rate Loan that has blended payments, the amount of your monthly payment is fixed for the term of the loan, but the interest rate varies with changes in the Prime or U.S. Base Rate (as the case may be). If the Prime or U.S. Base Rate during any month is lower than what the rate was at the outset, you may end up paying off the loan before the scheduled end date. If, however, the Prime or U.S. Base Rate is higher than what it was at the outset, the amount of principal that is paid off is reduced. As a result, you may end up still owing principal at the end of the term because of these changes in the Prime or U.S. Base Rate.

 (ii) Payments of principal plus interest. If you have a Floating Rate Loan that has regular principal payments, plus interest, the principal payment amount of your Loan is due on each payment date specified in the Letter. The interest payment is also due on the same date, but it is debited from your Operating Account one or two banking days later. Although the principal payment amount is fixed, your interest payment will usually be different each month, for at least one and possibly more reasons, namely: the reducing principal balance of your loan, the number of days in the month, and changes to the Prime Rate or U.S. Base Rate (as the case may be).
 (e) Prepayment. Unless otherwise agreed, the following terms apply to prepayment of any Instalment Loan:
 (f)
 (i) Floating Rate Instalment Loans. You may prepay all or part of a Floating Rate Instalment Loan (whether it is a Demand or a Committed Loan) at any time without notice or penalty.

 (ii) Fixed Rate Instalment Loans. You may prepay all or part of a Fixed Rate Instalment Loan, on the following condition.
You must pay us, on the prepayment date, a prepayment fee equal to the interest rate differential for the remainder of the term of the Loan, in accordance with the standard formula used by CIBC in these situations.

 (iii)  Demand of Fixed Rate Demand Instalment Loans.  If you
have a Fixed Rate Demand Instalment Loan and we make demand for payment, you will owe us (i) all outstanding principal, (ii)
interest, (iii) any other amount due under this Agreement, and
(iv) a prepayment fee.  The prepayment fee is equal to the interest rate differential for the remainder of the term of the loan, in accordance with the standard formula used by CIBC in these situations.
 (b)
 (c) "Event of Default" means, in connection with any Committed
Instalment Loan (even if that Loan has not yet been drawn), the occurrence of any of the following events (or the occurrence of any other event of default described in this Agreement, in any of the security documents or in any other agreement or document you have signed with us):
 (d)
 (e)  (1)	You do not pay, when due, any amount that you are
required to pay us under this Agreement or otherwise, or you do not perform any of your other obligations to us under this
Agreement or otherwise.
 (f)
 (g)  (2)	Any part of the security terminates or is no longer
in effect, without our prior written consent.
 (h)
 (i)  (3)	You cease to carry on your business in the normal
course, or it reasonably appears to us that that may happen.
 (j)
 (k)  (4)	A representation that you have made (or deemed to
have made) in this Agreement or in any security agreement is incorrect or misleading in any material respect.
 (l)
 (m)  (5)	(i) An actual or potential default or event of default
occurs in connection with any debt owed by you, with the result that the payment of the debt has become, or is capable of becoming, accelerated, or (ii) you do not make a payment when due in connection with any such debt.  (This subsection (5), however, applies only to amounts and in circumstances that we reasonably consider to be material.)
 (n)
 (o)  (6)	If you are a corporation, there is, in our reasonable
opinion, a change in effective control of the corporation, or if you are a partnership, there is a change in the partnership membership.
 (p)
 (q)  (7)	We believe, in good faith and upon commercially reasonable
grounds, that all or part of the property subject to any of the security is or is about to be placed in jeopardy or that a material adverse change in your business operations or financial affairs has occurred.
 (r)
 (s)  (8)	The holder of a Lien takes possession of all or any material part of your property; or a distress, execution or other similar process is levied against any such property.
 (t)
 (u)  (9)	You (i) become insolvent; (ii) are unable generally to pay
your debts as they become due; (iii) make a proposal in bankruptcy, or file a notice of intention to make such a proposal; (iv) make an assignment in bankruptcy; or (v) bring a court action to have yourself declared insolvent or bankrupt; or someone else brings an action for such a declaration.
 (v)
 (W) (10)	If you are a corporation, (i) you are dissolved; (ii) your
shareholders or members pass a resolution for your winding-up or liquidation; (iii) someone goes to court seeking your winding-up or liquidation, or the appointment of an administrator, conservator, receiver, trustee, custodian or other similar official for you or for all or substantially all your assets; or (iv) you seek protection under any statute offering relief against the company's creditors.
 (x)
 (y)
                      2Article - LIBO Rate Provisions

1.1 Definitions. In this Agreement, the following terms have the following meanings:


"LIBO Rate" for any LIBOR Period means a rate of interest per year equal to the rate at which we are prepared to offer, as at 11:00 a.m. (London, England time) on the second LIBOR Business Day before the start of that LIBOR Period, deposits to leading banks in London, England interbank eurocurrency market in an amount of U.S. dollars similar to the amount of the applicable LIBOR Loan and for a deposit period comparable to that LIBOR Period; except that, if we do not receive proper or timely notice as required below but we permit your request, then the LIBOR Rate for such LIBOR Period means the rate of interest per year as determined by us (in our absolute discretion) and offered to you and immediately accepted by you.

"LIBOR Business Day" means a Business Day on which U.S. dollar transactions can be carried out between leading banks in the interbank eurocurrency market in London, England and between CIBC and other leading banks in New York City.

"LIBOR Loan" means a Fixed Rate Loan in U.S. dollars in whole multiples of US$1,000,000 on which interest is calculated by reference to a LIBO Rate.

"LIBOR Period" means the period selected by you in accordance with this Agreement for computing interest from time to time on a LIBOR Loan.

1.1 Availability.  LIBOR Loans are available only in whole
multiples of US$1,000,000 each, for terms of one to six months.
1.2
1.3  Required Notice.
1.4
(a) You may draw down or roll over a LIBOR Loan, or convert another type of Credit under this Agreement to a LIBOR Loan, or repay a LIBOR Loan, but only as provided in this Article.
Any such action must be done on a LIBOR Business Day. Also, you must give notice (in the form we require) to the CIBC Branch/
Centre before 10:00 a.m. (local time where the CIBC Branch/Centre is located). The notice must be given on the third LIBOR Business
Day before the requested date of drawdown, rollover, conversion or repayment. You may roll over or convert an existing LIBOR
Loan only on the expiry of its LIBOR Period.
(b)
(c) If we do not receive proper or timely notice as required by the preceding paragraph, we may (but we are not obliged to) decide what you are permitted to do for that LIBOR Loan. We may, on the other hand, simply roll over an existing LIBOR Loan at the end of its LIBOR Period for a new LIBOR Loan with a new LIBOR Period determined by us.
(d)

1.5   Maturity Limitation.  The expiry date of a LIBOR Period for any LIBOR Loan may not (a) be after a scheduled or required maturity or termination date for that Credit or (b) conflict, in our opinion, with any scheduled or mandatory repayment for that Credit.
1.6
1.7 Repayments. You may only repay all (but not part) of a LIBOR Loan, and only on the last day of the LIBOR Period for that LIBOR
Loan.
1.8
1.9   Interest Calculation and Payment.  Interest at a LIBO Rate
will be calculated on the daily balance of each LIBOR Loan for the actual number of days elapsed, on the basis of a 360 day year.
You will pay interest on each LIBOR Loan in arrears at the end of each LIBOR Period.  If a LIBOR Period is greater than three months, you will pay interest at the end of each three month period during that LIBOR Period, except that overdue interest will be payable immediately on demand. Overdue amounts in respect of a LIBOR Loan (including any overdue interest) may at our option be either converted to another type of loan (if available) under any Credit or considered to be a LIBOR Loan for one or more LIBOR Periods as we may determine.
1.10
1.11  Interest Act.  Each nominal rate of interest referenced to a LIBO Rate, expressed as an annual rate for purposes of the Interest Act (Canada), is that rate multiplied by the actual number of days in the calendar year in which the rate is to be ascertained, and divided by 360.
1.12
1.13 Lack of LIBO Rate. At any time before the start of any LIBOR Period, we might determine that (a) by reason of circumstances affecting the London, England interbank eurocurrency market generally, adequate and fair means do not exist for determining the LIBO Rate applicable for that LIBOR Period, or (b) deposits in U.S. dollars are not in the ordinary course of business available to CIBC in that market for deposit periods comparable to that LIBOR Period in a total amount similar to that LIBOR Loan bearing interest at a rate no greater than the LIBO Rate applicable to that LIBOR Loan. If we do, then from and after that date, you may not roll over any existing LIBOR Loan at the end of its LIBOR Period, or obtain any new LIBOR Loan. Our determination of any events under this paragraph will be conclusive. 1.14
1.15 Illegality. If at any time we determine in good faith that any legal requirement or any official directive or request (whether or not having the force of law) by a central bank or other governmental authority will make it unlawful or impossible for us to make, maintain or fund any LIBOR Loan, we will notify you accordingly. Upon receiving such a notice, you will either (a) on the last day of the LIBOR Period of any LIBOR Loan, if we can continue to maintain that loan, or (b) mmediately, if we cannot legally maintain that loan,
1.16
(1) pay us in full the then outstanding principal amount of each such LIBOR Loan, together with all accrued interest, or
(2)
(3)   convert that loan into another type of loan allowed under this
Agreement.
(4)
(5) For clarification, upon a payment or conversion of a LIBOR Loan made under this section in the middle of its LIBOR Period, you will immediately on demand compensate us as provided elsewhere in this Agreement. Our determination of any matters under this paragraph will be conclusive.
(6)
(7)
                             1ARTICLE - DEFINITIONS

1.1 Definitions. In this Agreement, the following terms have the following meanings:
1.2
"Base Rate Loan" means a U.S. dollar loan on which interest is calculated by reference to the U.S. Base Rate.

"Business Day" means any day (other than a Saturday or a Sunday) that the CIBC Branch/Centre is open for business.

"CIBC Branch/Centre" means the CIBC branch or banking centre noted on the first page of this Agreement, as changed from time to time by agreement between the parties.

"Credit" means any credit referred to in the Letter, and if there are two or more parts to a Credit, "Credit" includes reference to each part.

"Credit Limit" of any Credit means the amount specified in the Letter as its Credit Limit, and if there are two or more parts to a Credit, "Credit Limit" includes reference to each such part.

"Current Assets" are cash, accounts receivable, inventory and other assets that are likely to be converted into cash, sold, exchanged or expended in the normal course of business within one year or less, excluding amounts due from related parties.

"Current Liabilities" means debts that are or will become payable within one year or one operating cycle, whichever is longer, excluding amounts due to related parties, and which will require Current Assets to pay. They usually include accounts payable, accrued expenses, deferred revenue and the current portion of long-term debt.

"Current Ratio" means the ratio of Current Assets to Current
Liabilities.

"Debt to Effective Equity Ratio" means the ratio of X to Y, where
X is the total of all         liabilities, less all Postponed Debt,
and less (i) amounts due from/investments in related parties and
(ii) Intangibles.

"Default Interest Rate", unless otherwise defined in the Letter, means the Standard Overdraft Rate.

"Demand Instalment Loan" means an Instalment Loan that is payable upon demand. Such a Loan may be either at a fixed or a floating rate of interest.

"Effective Equity" means the total Shareholders' Equity, plus all Postponed Debt, less (i) amounts due from/investments in related parties and (ii) Intangibles.

"Fixed Charge Ratio" means the ratio EBITDA, less approved capital expenditures divided by the total of principal payments, unfunded capital expense and cash interest expense.

"Fixed Rate Instalment Loan" means an Instalment Loan that is also a Fixed Rate Loan.

"Fixed Rate Loan" means any loan drawn down, converted or extended under a Credit at an interest rate which was fixed for a term, instead of referenced to a variable rate such as the Prime Rate or U.S. Base Rate, at the time of such drawdown, conversion or extension. For purposes of certainty, a Fixed Rate Loan includes a LIBOR Loan.

"Floating Rate Instalment Loan" means either an Instalment Loan that is either a Prime Rate Loan or a Base Rate Loan.

"Funded Debt" means the sum of all loans provided by a secured creditor.

"Instalment Loan" means a loan that is repayable either in fixed instalments of principal, plus interest, or in blended instalments of both principal and interest. A Demand Instalment Loan is repayable on demand. A Committed Instalment Loan is repayable only upon the occurrence of an Event of Default.

"Intangibles" means assets of the business that have no value in themselves but represent value. They include such things as copyright, patents and trademarks; franchises; licences; leases; research and development costs; and deferred development costs.

"Inventory Value" means the total value (based on the lower of cost or market) of your inventories (other than (i) inventories supplied by trade creditors who at that time have not been fully paid and would have a right to repossess all or part of such inventories if you were then either bankrupt or in receivership,(ii) work in process, and (iii) those inventories we may from time to time reasonably designate.

"Letter" means the letter agreement between you and CIBC to which this Schedule and any other Schedules are attached.

"Letter of Credit" or "L/C" means a documentary or stand-by letter of credit, a letter of guarantee, or a similar instrument in form and substance satisfactory to us.

"L/C Acceptance" means a draft (as defined under the Bills of Exchange Act (Canada)) payable to the beneficiary of a documentary L/C which the L/C applicant or beneficiary, as the case may be, has presented to us for acceptance under the terms of the L/C.

"Monthly Statement of Available Credit Limit" means the CIBC form by that name, as it may from time to time be changed.

"Operating Account" means the account that you normally use for the day-to-day cash needs of your business, and may be either or both of a Canadian dollar and a U.S. dollar account.

"Postponed Debt" means any debt owed by you that has been formally postponed to CIBC.

"Prime Rate" means the variable reference rate of interest per year declared by CIBC from time to time to be its prime rate for Canadian dollar loans made by CIBC in Canada.

"Prime Rate Loan" means a Canadian dollar loan on which interest is calculated by reference to Prime Rate.

"Priority Payable" means any amount owing to a creditor that ranks, or may rank, equal to or in priority to our security. These may include unremitted source deductions and taxes; other amounts owing to governments and governmental bodies; and amounts owing to creditors who may claim priority under the Bankruptcy and Insolvency Act or under a purchase money security interest in inventory or equipment.

"Receivable Value" means, at any time of determination, the total value of those of your trade accounts receivable, including accounts domiciled in the United States, that are subject to the security (other than those accounts: (i) outstanding for 90 days or more, (ii) owing by persons, firms or corporations affiliated to you, and (iii) that we may from time to time reasonably designate).

"Shareholders' Equity" means paid-in capital, retained earnings and attributed or contributed surplus.

"Standard Overdraft Rate" means the variable reference interest rate per year declared by CIBC from time to time to be its standard overdraft rate on overdrafts in Canadian or U.S. dollar accounts maintained with CIBC in Canada.

"U.S. Base Rate" means the variable reference interest rate per year as declared by CIBC from time to time to be its base rate for U.S. dollar loans made by CIBC in Canada.



                   MONTHLY STATEMENT OF AVAILABLE CREDIT LIMIT



     The undersigned, being an authorized officer of the Customer noted below, certifies to CIBC that, in accordance with margin requirements established by agreement with CIBC, and based on the attached report in respect of inventory and trade account receivables which is true and complete as at ______________________, the Credit Limit available to the Customer in respect of the operating line margined to such inventory and receivables is, as of that date, as follows:

RECEIVABLES:
1. Total trade account receivables (aged list attached)
Less the following amounts:
2.  Receivables outstanding for [           ] days or more
3.  receivables/holdbacks excluded from margin provisions
4.  Receivables due from affiliated persons, firms or corporations
5.  Receivables due from or claims owed to suppliers on receivable list
6.  Sub total of lines (2) through (5) inclusive
7.  Receivable Value
8.  Margin percentage of Receivable Value
9.  Credit Limit attributed to Receivable Value

INVENTORY:
10.  Raw materials value based on "lower of cost or market"
11. Finished goods value (excluding work in process) based on "lower of cost or market"
12.  Sub-total of lines (10) and (11)
Less the following amounts:
13. Inventories subject to unpaid suppliers' rights to repossess if the Customer were bankrupt or in receivership (including consignment)
14.  Other claims on inventory
15.  Sub-total of lines (13) and (14)
16.  Inventory Value
17.  Margin percentage of Inventory Value
18. Credit Limit attributed to Inventory Value (before application of line (19)
19.  Maximum Credit Limit attributed to Inventory Value (if applicable)
20. Credit limit attributed to Inventory Value (insert the lesser of line (18)
     and line (19)

CREDIT LIMIT CALCULATION
21. Credit Limit attributed to receivable Value and Inventory Value Less the following amounts:
22.  Claims for wages and employee deductions having or purporting to have
     priority to CIBC over the receivables represented on line (1)
23.  Claims having priority to CIBC for [                   ]
24.  Claims having priority to CIBC for [                   ]
25.  Claims having priority to CIBC for [                   ]
26.  Sub-total of lines (22) through (25) inclusive
27.  Net credit limit attributed to Receivable Value and Inventory
Value
28.  Maximum Credit Limit
29. Credit Limit as of the date noted above (insert the lesser of line (25) and line (26)

The Customer represents and warrants to CIBC that the information set out and certified in this Statement and on any accompanying reports is true and complete in all respects, and acknowledges that CIBC is relying upon these representations and warranties and this certification.

---------------------------------------
Signature

Name of Customer:
Name of Authorized Officer:
Title:
Date of Signature:



												EXHIBIT 13.1

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except net earnings per share)

                                                 Years ended December 31
                                                1998      1997       1996
                                                ----      ----       ----
Net sales (note 10)                           $177,163   171,230   149,758
Cost of sales                                  115,127   111,925    97,258
Selling, general and administrative expenses    38,666    35,758    31,070
Research and development expenses               13,140     9,134    12,121
Loss on investment in software                     -         -       1,645
                                               -------   -------   -------
     Operating income                           10,230    14,413     7,664

Non-operating income (expense), net (note 2)     1,602      (249)     (304)
Interest expense                                (1,729)   (1,849)   (1,113)
                                               -------   -------   -------
     Earnings before income taxes
      and LXE minority interest                 10,103    12,315     6,247

Income tax expense (note 7)                     (3,927)   (4,924)   (1,484)
Minority interest in LXE net loss                  -         -         264
                                               -------   -------   -------
     Net earnings                             $  6,176     7,391     5,027
                                               =======   =======   =======
Net earnings per share (note 6):
     Basic                                    $    .71       .87       .68

     Diluted                                       .70       .84       .66

Weighted average number of shares (note 6):
     Common                                      8,675     8,544     7,403

     Common and dilutive common equivalent       8,871     8,820     7,631


See accompanying notes to consolidated financial statements.



EMS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
                                                     December 31
                                                 --------------------
                                                   1998         1997
                                                 -------      -------
ASSETS

Current assets:
  Cash and cash equivalents (note 9)            $  4,384        4,300
  Trade accounts receivable, net (notes 4
    and 9)                                        57,455       58,431
  Inventories:
    Work in process                                5,164        5,994
    Parts and materials                           19,657       16,330
                                                 -------      -------
        Total inventories                         24,821       22,324
                                                 -------      -------
  Deferred income taxes (note 7)                   6,620        2,697
                                                 -------      -------
        Total current assets                      93,280       87,752
                                                 -------      -------

Property, plant and equipment (note 5):
   Land                                            1,150        1,150
   Building and leasehold improvements            15,493       15,332
   Machinery and equipment                        54,351       55,150
   Furniture and fixtures                          4,735        5,134
                                                 -------      -------
                                                  75,729       76,766
   Less accumulated depreciation
    and amortization                              40,849       44,179
                                                 -------      -------
        Net property, plant and equipment         34,880       32,587
                                                 -------      -------
Other assets                                       7,684        6,602

Goodwill, net of accumulated amortization
 of $3,294 in 1998 and $2,580 in 1997 (note 3)    11,542       16,713
                                                 -------      -------
                                                $147,386      143,654
                                                 =======      =======

See accompanying notes to consolidated financial statements.


EMS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
(In thousands, except share data)                     December 31
                                                 -------------------
                                                   1998         1997
                                                 -------      ------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of
   long-term debt (notes 5 and 9)               $  2,197        4,521
  Accounts payable (note 9)                       11,815       14,436
  Income taxes                                     1,580        2,474
  Accrued compensation costs                       4,503        4,150
  Accrued retirement costs (note 8)                  959          700
  Deferred revenue                                 2,895        1,558
  Other current liabilities                        1,154        1,357
                                                 -------      -------
     Total current liabilities                    25,103       29,196
                                                 -------      -------
Long-term debt, excluding current
 installments (notes 5 and 9)                     19,150       17,160
Deferred income taxes (note 7)                     2,473        2,078
                                                 -------      -------
     Total liabilities                            46,726       48,434
                                                 -------      -------
Stockholders' equity (note 6):
  Preferred stock of $1.00 par value
   per share.  Authorized 10,000,000
   shares; none issued                               -            -
  Common stock of $.10 par value per
   share.  Authorized 75,000,000 shares,
   issued and outstanding 8,689,000 in
   1998 and 8,626,000 in 1997                        869          863
  Additional paid-in capital                      34,615       34,487
  Accumulated other comprehensive income -
    foreign currency translation adjustment       (2,263)      (1,393)
  Retained earnings                               67,439       61,263
                                                 -------      -------
     Total stockholders' equity                  100,660       95,220
                                                 -------      -------
Commitments and contingencies (notes 5,8 and 11)
                                                $147,386      143,654
                                                 =======      =======

See accompanying notes to consolidated financial statements.
EMS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (In thousands)

                                      Three years ended December 31, 1998
                           -------------------------------------------------------------
                                                               Accum-
                                                               ulated
                                            Addi-    Annual    other             Total
                           Common  Stock   tional    compre-  compre-            stock-
                           --------------  paid-in   hensive  hensive  Retained  holders'
                           Shares  Amount  capital    income   income  earnings  equity
                           ------  ------  -------   -------  -------- --------  -------
Balance, December 31, 1995  7,004  $  700   10,681               (17)    48,845   60,209

Net earnings                  -       -        -       5,027      -       5,027    5,027
Income tax benefit from
 exercise of non-qualified
 stock options (note 7)       -       -      1,000       -        -         -      1,000
Exercise of common stock
 options                      279      28    1,832       -        -         -      1,860
Redemption of shares upon
 exercise of common
 stock options                (69)     (7)  (1,165)      -        -         -     (1,172)
Foreign currency trans-
 lation adjustment expense    -       -        -         (30)    (30)       -        (30)
Acquisition of LXE
 minority shares (note 3)   1,231     123   20,233       -        -         -     20,356
                            -----    ----   ------    ------    ----     ------  -------
Comprehensive income
 for 1996                                              4,997
                                                      ======
Balance, December 31, 1996  8,445     844   32,581               (47)    53,872   87,250

Net earnings                  -       -        -       7,391      -       7,391    7,391
Income tax benefit from
 exercise of non-qualified
 stock options (note 7)       -       -      1,142       -        -         -      1,142
Exercise of common stock
 options                      229      24    1,878       -        -         -      1,902
Redemption of shares upon
 exercise of common
 stock options                (48)     (5)  (1,114)      -        -         -     (1,119)

Foreign currency trans-
 lation adjustment expense    -       -        -      (1,346) (1,346)       -     (1,346)
                            -----    ----   ------    ------   -----     ------  -------
Comprehensive income
 for 1997                                              6,045
                                                      ======
Balance, December 31, 1997  8,626     863   34,487            (1,393)    61,263   95,220

Net earnings                  -       -        -       6,176     -        6,176    6,176
Income tax benefit from
 exercise of non-qualified
 stock options (note 7)       -       -        600       -        -         -        600
Exercise of common stock
 options                      141      14      839       -        -         -        853
Redemption of shares upon
 exercise of common
 stock options                (46)     (5)    (878)      -        -         -       (883)
Foreign currency trans-
 lation adjustment expense    -        -       -        (870)   (870)       -       (870)
Repurchase and retirement
 of common stock              (32)     (3)    (433)      -        -         -       (436)
                            -----    ----   ------    ------   -----     ------  -------
Comprehensive income
 for 1998                                              5,306
                                                      ======
Balance, December 31, 1998  8,689   $ 869   34,615            (2,263)    67,439  100,660
                            =====    ====   ======             =====     ======  =======




See accompanying notes to consolidated financial statements.

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
                                                 Years ended December 31
                                                   1998      1997     1996
                                                  ------    ------   ------
   Cash flows from operating activities:
     Net earnings                                $ 6,176     7,391    5,027
     Adjustments to reconcile net earnings to
      net cash from operating activities:
        LXE minority interest                        -         -       (264)
        Depreciation and amortization              6,734     5,705    5,909
        Goodwill amortization                        714       885      470
        Gain on involuntary conversion of
         insured assets                             (472)      -        -
        Loss on investment in software               -         -      1,645
        Deferred income taxes                        403      (648)  (3,097)
        Changes in operating assets
         and liabilities:
           Trade accounts receivable               1,381   (13,813)  (5,334)
           Inventories                            (2,497)   (2,199)  (4,407)
           Accounts payable                       (2,621)       24    4,279
           Income taxes                             (894)    3,643    2,026
           Accrued costs, deferred revenue,
            and other current liabilities          1,746     1,582      (33)
           Other                                  (1,257)      702     (312)
                                                 -------    ------   ------
               Net cash provided by
                operating activities               9,413     3,272    5,909
                                                 -------    ------   ------
   Cash flows from investing activities:
     Purchase of property, plant and equipment    (7,740)   (7,857)  (7,329)
     Repurchase and retirement of common stock      (436)      -        -
     Capitalized product software costs and
      licensing costs                                -         -       (738)
     Equity and debt investments in a software
      company                                        -         -       (950)
     Purchase of subsidiary common stock from
      minority shareholders                          -        (772)  (1,158)
                                                  -------   -------   ------
               Net cash used in
                investing activities              (8,176)   (8,629) (10,175)
                                                  ------   -------   ------
   Cash flows from financing activities:
     Proceeds from long-term debt                    698     5,546    3,075
     Repayment of long-term debt                  (1,032)     (592)    (883)
     Proceeds from exercise of stock options,
      net of withholding taxes paid                  (30)      783      629
     Proceeds from insurance claim                   632       -        -
                                                 -------   -------   ------
               Net cash provided by
                financing activities                 268     5,737    2,821
                                                 -------   -------   ------
               Net change in cash and
                cash equivalents                   1,505       380   (1,445)

   Effect of exchange rates on cash               (1,421)     (401)     -
   Cash and cash equivalents at January 1          4,300     4,321    5,766
                                                 -------   -------   ------
   Cash and cash equivalents at December 31      $ 4,384     4,300    4,321
                                                 =======   =======   ======
   Supplemental disclosure of cash
    flow information:
       Cash paid in interest                     $ 1,729     1,849    1,113

       Cash paid in income taxes                 $ 3,866     2,573    2,918


See accompanying notes to consolidated financial statements.



EMS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 and 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The consolidated financial statements include the accounts of EMS Technologies, Inc. (formerly known as Electromagnetic Sciences, Inc.)
and its wholly-owned subsidiaries, LXE Inc., and EMS Technologies Canada,
 Ltd. (formerly known as CAL Corporation) (collectively, "the Company"). All significant intercompany balances and transactions have been eliminated in consolidation. Following is a summary of the Company's significant accounting policies:

- Management's Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities in the financial statements and accompanying notes, including revenue recognition under long-term contracts. Actual future results could differ from those estimates.

- Revenue Recognition
Revenues are derived from sales of the Company's products to end-users and to other manufacturers or system integrators. Revenues under certain long-term contracts, many of which provide for periodic payments, are recognized under the percentage-of-completion method using the ratio of cost incurred to total estimated cost as the measure of performance. Revenues under cost-reimbursement contracts are recorded as costs are incurred and include an estimate of fees earned. Revenues under all other contracts are recognized when units are delivered or services are performed. Provisions for estimated losses on uncompleted contracts are made in the period in which the probable amounts of such losses are determined.
Revenues collected in advance under service contracts are recognized over the term of the contract. To properly match revenues with costs, certain contracts may have revenue recognized in excess of billings, and other contracts may have billings in excess of revenue recognized.

- Cash Equivalents
Cash equivalents included $37,000 and $280,000 at December 31, 1998 and 1997, respectively, of overnight repurchase agreements and interest-bearing deposits with an initial term of less than three months. The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.


- Inventories
Inventories are valued at the lower of cost (first-in, first-out) or market (net realizable value). Work in process consists of raw material and production costs, including indirect manufacturing costs.

- Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation is provided primarily using the straight-line method over the following estimated useful lives of the respective assets:

Buildings                       40 years
Machinery and equipment         3 to 8 years
Furniture and fixtures          10 years

Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the respective leases.

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to he held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. If assets are to be disposed of, such assets are reported at the lower of carrying amount or fair value less costs to sell.

- Capitalized Software Costs
The Company has capitalized certain costs to develop software that will be licensed to customers. The carrying value of each software product is the lower of total costs incurred or the net realizable value of the product. Capitalization of internally developed software begins upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. Capitalized software costs are evaluated for impairment at each balance sheet date by comparing the unamortized capitalized costs with net realizable value (i.e., future gross revenues less estimated future costs of completing and disposing of the product, including maintenance and customer support costs to satisfy the Company's responsibility at the time of sale); any excess of the cost over its net realizable value would be written off. Capitalized software costs are amortized on a product-by-product basis, beginning when the product is ready for sale. Annual amortization is based upon the greater of the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues, or the straight-line method over four years. Unamortized software costs are included in other assets and totaled $2.5 million and $3.2 million as of December 31, 1998 and 1997, respectively.
Amortization of capitalized software costs was $690,000 in 1998, $265,000 in 1997, and $70,000 in 1996.

In 1996, the Company recognized software-related writedowns of $1.6 million, substantially all of which were associated with a loss on a minority investment in a private software development firm. When the investee encountered substantial financial difficulties late in 1996, the investee transferred unrestricted software rights in exchange for return of the Company's ownership interest, as well as satisfaction of loans (secured by the software) to the investee.
A loss resulted from this exchange because the Company's investment of $3.4 million exceeded the fair value attributed to the software of $2.0 million, which was based upon the net present value of expected future cash flows to be derived software licensing and related hardware sales.

- Income Taxes
The Company provides for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

- Earnings Per Share
Basic earnings per share is the per share allocation of income available to common stockholders based only on the weighted average number of common shares actually outstanding during the period. Diluted earnings per share represents the per share allocation of income attributable to common stockholders based on the weighted average number of common shares actually outstanding plus all dilutive potential common shares outstanding during the period. For purposes of calculating earnings per share for periods prior to 1997, the Company's proportionate share of the net earnings of LXE was adjusted to reflect the dilutive effect of LXE's outstanding stock options.

- Goodwill
Goodwill represents the excess of purchase price over fair value of net assets acquired and is amortized on a straight-line basis over twenty-five years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation.
The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

- Stock Option Plan
Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS")
No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by SFAS No. 123.

- Foreign Currency Translation
Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at current exchange rates. Income and expenses of the foreign subsidiaries are translated into U.S. dollars at the approximate average exchange rates which prevailed during the year presented. The functional currency of all subsidiaries is considered to be the local currency; consequently, adjustments resulting from the translation of the subsidiaries' financial statements (including long-term financing from the parent) are reflected in accumulated other comprehensive income in stockholders' equity and not as a part of the results of operations. The Company accrues foreign currency exchange gains or losses on direct export activity and on the LXE European subsidiaries' short-term intercompany liabilities that arise from the purchase of the parent's products for resale. The Company recognized in net non-operating income (expense) a $482,000 foreign currency exchange net gain in 1998, and foreign currency exchange net losses of $449,000 in 1997 and $66,000 in 1996.

Prior to 1997, the functional currency for LXE's wholly owned European subsidiaries was considered to be the U.S. dollar. The effects of remeasuring the foreign currency financial statements of these European subsidiaries was recognized in the consolidated statement of earnings. The change in functional currency in 1997 from the U.S. dollar to the local currency reflected the continued growth, greater operational autonomy and expanding business activity of the LXE subsidiaries in Europe. Non-operating income (expense) in 1996 included a $60,000 remeasurement loss under the prior accounting policy.

- Comprehensive Income
On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the consolidated statements of stockholders' equity and comprehensive income. SFAS No. 130 requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.


(2) NON-OPERATING INCOME (EXPENSE)
For the years 1998, 1997 and 1996, the most significant recurring item within non-operating income (expense) was net gains and losses from foreign currency transactions and remeasurement; the Company reported a consolidated net foreign currency gain of $482,000 in 1998 and net losses of $449,000 in 1997 and $126,000 in 1996.

Other significant items in non-operating income (expense) included in 1998 were a $472,000 tornado-related gain on involuntary conversion of insured assets, a $331,000 gain from collection on a note receivable that had previously been reserved, and a $245,000 gain on disposal of a minority investment. In 1997, non-operating income included approximately $667,000 for interest income related to settlement with the Canadian government for a research and development claim, and a $419,000 loss on disposal of a business unit within the Company's Canadian operations. In 1996, non-operating income included charges of $249,000 for a loss on disposal of a business unit and expenses related to the acquisition of minority shares in the Company's LXE subsidiary.

(3) ACQUISITION OF MINORITY SHARES IN SUBSIDIARIES
In March 1997, the Company increased its ownership of its EMS Technologies Canada subsidiary, then known as CAL Corporation (CAL), from 74% to 92% with the purchase of shares held by the former principal shareholders of CAL. The terms of this purchase were set forth in the Company's 1993 agreement to purchase a majority interest in CAL. In September 1997, the CAL Board of Directors approved an offer by the Company to acquire the remaining minority shares in CAL for $CAN .35 per share, subject to a favorable vote of the CAL minority shareholders. The shareholders approved the transaction on September 25, 1997, and the Company thereafter accomplished the acquisition through pre-amalgamation direct purchases from certain minority shareholders, and through the amalgamation. The Company purchased the minority shares in CAL for a total of $772,000, all of which was attributed to goodwill. This additional goodwill was to be amortized on a straight-line basis over the eight years remaining under the original 15-year term of amortization for the goodwill incurred in the initial purchase of a majority interest in CAL; however in 1998, all of the goodwill associated with the acquisition of CAL was eliminated as a result of a decrease in the valuation allowance for deferred tax assets, as further described in Note 7, "Income Taxes."

On October 3, 1996, the Company announced its offer to exchange .75 shares of its common stock (ELMG) for each of the 1.0 million outstanding shares of the common stock of LXE Inc. The exchange offer expired on December 30, 1996, at which time approximately 800,000 shares had been tendered; upon acceptance of those shares, the Company held 96% of the outstanding LXE shares. On December 31, 1996, the Company exercised its right, as the holder of at least 90% of the LXE shares, to cause a merger in which all remaining LXE shares not held by the Company were each converted into .75 ELMG shares. As a result of the exchange offer and merger, the Company issued approximately 774,000 additional shares valued for financial reporting purposes at $17 per share, which was based upon the average closing price for the Company's shares for the period including the three trading days before and the three trading days after the October 4, 1996 announcement of the exchange offer.

Also as part of the LXE merger, the Company converted all outstanding
LXE stock options into ELMG stock options at the rate of .75 ELMG shares for each LXE share subject to option. The per-share price was increased by one-third, so that the aggregate exercise price of each new ELMG option was the same as for the previous LXE option. All other terms and conditions of the new ELMG options, including vesting dates and expiration dates, were unchanged from the previous LXE options. As a result, the Company issued options to purchase a total of 275,000 ELMG shares at prices ranging from $5.03 to $24.33 per share, of which, options to purchase 220,000 shares were exercisable. The total value of the exercisable ELMG options, as determined under the Black-Scholes option pricing model, was approximately $2.5 million.

In February 1996, the Company completed a private purchase of 548,000 shares of LXE stock, paid for with $500,000 of cash and 457,000 shares of ELMG stock. The value attributed to these ELMG shares was based upon the total market value of the LXE stock received, according to the LXE closing share price on the date that the transaction was completed, less the $500,000 paid to the seller in cash. The implicit value per share, $10.30, of the new ELMG shares represented an approximate 15% discount to market in recognition of the accompanying restrictions, including a required holding period before the shares could be sold.


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



(4) TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable include the following (in thousands):

                                                    December 31
                                                  1998       1997
                                                  ----       ----
Amounts billed under contracts                 $ 35,148     36,499
Unbilled revenues (substantially all to
 be billed during the following twelve
 months)                                         26,336     23,912
Deferred revenue                                 (3,719)    (1,710)
Allowance for doubtful accounts                    (310)      (270)
                                                 ------     ------
     Trade accounts receivable, net            $ 57,455     58,431
                                                 ======     ======

(5) LONG-TERM DEBT
The following is a summary of long-term debt (in thousands):

                                                    December 31
                                                  1998       1997
                                                  ----       ----
Revolving credit loan, $10 million secured
 by land and building and the remainder
 unsecured, maturing in November 2003,
 interest payable quarterly at a variable
 rate (6.55% at the end of 1998 and 8.0%
 at the end of 1997)                           $ 19,150     11,850

Revolving credit loan of LXE Inc.,
 unsecured, maturing in December 1999,
 interest payable quarterly at a variable
 rate (8.0% at the end of 1997)                     -        6,975

Line of credit secured by the assets of
 EMS Technologies Canada, Ltd., maturing
 in May 1999, interest payable at a variable
 rate (7.5% at the end of 1998 and 6.0% at
 the end of 1997)                                 2,197      1,824

Financing agreement for the purchase of
 integrated application software, due in
 monthly installments through February 1999,
 interest payable at 8.85%                          -        1,032
                                                 ------     ------
    Total long-term debt                         21,347     21,681

Less current installments of long-term debt       2,197      4,521
                                                 ------     ------
    Long-term debt, excluding current
     installments                              $ 19,150     17,160
                                                 ======     ======



In November 1998, the Company amended and restated its revolving credit agreement with a bank to increase available credit to $35 million. The first $30 million borrowed under this agreement is due November 2003, with no principal payments required until maturity, and borrowings in excess of $30,000,000 are due on demand. As part of this new agreement, the previous LXE debt agreement was terminated. The first $10 million of this debt is secured by land and building with a carrying value at December 31, 1998 of approximately $7 million.

Interest under the revolving credit agreement is, at the Company's option, a function of either the bank's prime rate or LIBOR. A commitment fee equal to .20% per annum of the daily average unused credit available is payable quarterly in arrears.

The revolving credit agreement includes a covenant that annually establishes a minimum required net worth. The minimum net worth required at December 31, 1998 was approximately $98 million, as compared with the reported net worth of approximately $101 million. Other covenants limit the amount of debt as compared with total capitalization, or set a minimum ratio by which earnings before interest and income taxes must exceed interest expense; at December 31, 1998, the Company was in compliance with these covenants.

The line of credit for EMS Technologies Canada was renewed in June 1998 and extends to May 1999. The total available credit under this agreement is $4.6 million.

The approximate principal maturities of long-term debt are $2.2 million in 1999, none in 2000, 2001 or 2002, and $19.1 million in 2003. At
December 31, 1998, the Company has available two immediate sources of credit: $15.9 million remaining under the reducing revolving credit agreement and $2.4 million available under the EMS Technologies
Canada credit line.

(6)  STOCK PLANS
The Company has granted incentive and nonqualified stock options to key employees and directors under several stock option plans.
All outstanding options have been granted at 100% of fair market value on each option's grant date. All outstanding options become exercisable from one to three years after the date of grant and expire from six to ten years after the date of grant. Under all plans at December 31, 1998, options for a total of 328,000 shares of stock were exercisable, and there were no options available for future grants, although the Company will seek shareholder approval in 1999 for authorization of additional options for future grants.


Prior to becoming a wholly-owned subsidiary of the Company at the end of 1996, LXE maintained a separate stock incentive plan for grants of restricted shares or options to directors and employees. Immediately prior to the merger on December 31, 1996, options for 367,000 shares of LXE stock were outstanding at prices per share ranging from $3.77 to $18.25.

Following is a summary of activity in all of the Company's stock option plans for the three years ended December 31, 1998, 1997 and 1996
(shares in thousands):

                                                   Weighted Average
                                                    Exercise Price
                                            Shares    Per Share
                                            ------    ---------
Options outstanding at December 31, 1995      807      $ 7.40
Granted                                        95       11.96
Canceled or expired                           (22)       7.92
Exercised                                    (279)       6.67
Issued to replace LXE options
 pursuant to merger                           275        9.11
                                              ---       -----
Options outstanding at December 31, 1996      876        8.66

Granted                                       272       21.63
Canceled or expired                           (27)      13.00
Exercised                                    (229)       8.27
                                              ---       -----
Options outstanding at December 31, 1997      892       12.59

Granted                                       291       20.42
Canceled or expired                           (45)      20.12
Exercised                                    (141)       6.02
                                              ---       -----
Options outstanding at December 31, 1998      997      $15.47
                                              ===       =====


The weighted average fair value of options granted in 1998, 1997 and 1996, excluding options issued pursuant to the LXE merger, was $12.52, $14.17 and $7.12, respectively. These fair values were based on the Black-Scholes option pricing model and a weighted average risk-free rate of return of 4.8% in 1998, 5.7% in 1997 and 6.3% in 1996, terms from six to ten years, expected volatility of 60% in 1998 and 1997 and 49% in 1996, and no expected dividend yield.

The weighted average fair value of options issued pursuant to the
LXE merger as replacement for LXE options was $11.31.   This fair
value was based on a weighted average risk-free return of 6.0%, a 2.7-year term, expected volatility of 49%, and no expected dividend yield.
Following is a summary of options outstanding at December 31, 1998 (shares in thousands):

                          Outstanding                                      Exercisable
                   -------------------------                        ------------------------
                               Weighted        Weighted Average                   Weighted
  Range of                   Average Price    Remaining Years In               Average Price
Exercise Prices    Shares      Per Share       Contractual Life     Shares        Per Share
---------------    ------    -------------    ------------------    ------     -------------
$ 3.63 -  6.38       160       $ 5.20                3.8             160         $ 5.20
  7.55 -  8.50       124         8.04                2.6              92           8.22
 11.13 - 15.25       187        12.41                4.1              64          12.04
 17.00 - 18.63       218        18.52                5.8               5          18.25
 20.00 - 23.50       171        23.10                5.5               3          20.00
 23.75 - 27.63       137        24.02                5.9               4          23.75
 -------------       ---        -----                ---             ---          -----
$ 3.63 - 27.63       997       $15.47                4.7             328         $ 7.97
 =============       ===        =====                ===             ===          =====

In the Company's capital structure, stock options are the only securities that are potentially dilutive in the future to basic earnings per share, summarized as follows (shares in thousands):

                                        1998      1997      1996
                         					         ------    ------    ------
Dilutive stock options,
 included in earnings
 per share calculations:
	Shares				                             438       706       600
	Average price per share	            $ 8.33     $9.65    $ 8.46

Antidilutive stock options,
 excluded from earnings
 per share calculations:
	Shares                                 559       186        -
	Average price per share 	           $21.06    $23.71    $   -

Following is a reconciliation of the denominator for basic and diluted earnings per share calculations (shares in thousands):

                             1998      1997      1996
                             ----      ----      ----
Basic earnings per
 share denominator           8,675     8,544     7,403

Common equivalent shares
 from dilutive stock options   196       276       228
                             -----     -----     -----
Diluted earnings per
 share denominator           8,871     8,820     7,631
                             =====     =====     =====


Under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company is permitted to continue accounting for the issuance of stock options in accordance with Accounting Principles Board ("APB") Opinion No. 25, which does not require recognition of compensation expense for option grants unless the exercise price is less than the market price on the date of grant. As a result, the Company has not recognized any compensation cost for stock options. If the Company had recognized compensation cost for the "fair value" of option grants under the provisions of SFAS No. 123, the pro forma financial results for 1998, 1997 and 1996 would have differed from the actual results as follows (net earnings in thousands):

                             1998      1997      1996
                             ----      ----      ----
Net earnings:
  As reported               $6,176     7,391     5,027
  Pro forma                  4,899     6,731     4,876

Basic net earnings per share:
  As reported                  .71       .87       .68
  Pro forma                    .57       .79       .66

Diluted net earnings per share:
  As reported                  .70       .84       .66
  Pro forma                    .54       .78       .64

Under SFAS No. 123, the fair value of stock options issued in any given year is expensed as compensation over the vesting period, which for substantially all of the Company's options is three years; therefore, the pro forma net earnings and net earnings per share do not reflect the total compensation cost for options granted in the respective years. Furthermore, the pro forma results only include the effect of options granted since 1995; options granted prior to 1995 were not considered.

In 1989, the Company adopted a Shareholder Rights Plan, under which each outstanding share of common stock carries a contingent right to purchase additional common stock. These rights are triggered by any of the following: (i) the acquisition of at least a 20% beneficial ownership in the Company, (ii) the acquisition of an additional 2% beneficial interest by an existing 20% holder, or (iii) certain merger, consolidation or asset sale transactions, in each case without the consent of a majority of the members of the Company's Board of Directors not having an interest in the acquiror. Upon being triggered, each right entitles its holder (other than the acquiror and certain related parties) to buy for $30 shares having at that time a market value of $60. The rights expire on April 6, 1999, are subject to redemption by vote of the disinterested directors at a price of $.01 per right, and do not have voting power. Prior to becoming exercisable, they are not separately tradable and do not have a dilutive effect on earnings per share. The Board of Directors may also issue up to 10,000,000 shares of preferred stock, with such preferences, limitations and relative rights as may be determined by the Board.

(7)  INCOME TAXES
Total income tax expense (benefit) provided for in the Company's consolidated financial statements consists of the following (in thousands):

                                        1998     1997      1996
                                        ----     ----      ----
Consolidated income tax expense       $ 3,927    4,924     1,484

Income tax benefit resulting from
 exercise of stock options credited
 to stockholders' equity and
 minority interest                       (600)  (1,142)   (1,042)
Income tax benefit resulting from
 initial recognition of acquired
 tax benefits credited to goodwill     (4,458)    (405)      -
                                       ------   ------    ------
     Total                            $(1,131    3,377       442
                                       ======   ======    ======

The components of income tax expense were (in thousands):

                                        1998     1997      1996
                                        ----     ----      ----
Current:
  Federal                             $ 3,239    4,311     2,975
  State                                   606      803       535
  Foreign                                (663)     517       548
                                       ------   ------    ------
     Total current expense              3,182    5,631     4,058
                                       ------   ------    ------
Deferred:
  Federal                                 496     (368)    1,862)
  State                                    23      (76)     (378)
  Foreign                                 226     (263)     (334)
                                       ------   ------    ------
     Total deferred (benefit) expense     745     (707)   (2,574)
                                       ------   ------    ------
     Total income tax expense         $ 3,927    4,924     1,484
                                       ======   ======    ======

Income tax expense differed as follows from the amounts computed by applying the U.S. federal income tax rate of 34% to earnings before income taxes and LXE minority interest (in thousands):

                                        1998     1997      1996
                                        ----     ----      ----
Computed "expected" income
 tax expense                          $ 3,435    4,187     2,123
Tax credits from
 research activities                     (284)     (82)     (175)
State income taxes, net of
 federal income tax benefit               423      481       342
Higher foreign tax rates                   13      106       158
Change in deferred tax asset
 valuation allowance                     (206)     -         751
Write-off of deferred tax liability
 related to gain on issuance of
 LXE stock                                -        -      (2,229)
Amortization of goodwill                  243      301       150
Benefit from foreign sales
 corporation                             (254)    (252)      (76)
Other                                     557      183       440
                                        -----    -----     -----
     Income tax expense               $ 3,927    4,924     1,484
                                        =====    =====     =====


Income tax expense includes benefits recognized from foreign net operating loss carryforwards of $314,000, $263,000 and $288,000 in 1998, 1997 and 1996, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below (in thousands):

                                                  1998      1997
                                                  ----      ----
Deferred tax assets:
  Accounts receivable                          $   104        79
  Inventories                                      296       363
  Accrued compensation costs                       560       511
  Capital loss carryforward                        473       566
  Foreign research expense and
   tax credit carryforward                       3,702     4,262
  Foreign net operating loss
   carryforward                                  1,937     2,014
  Foreign note receivable                          150       313
  Gain on sales to foreign subsidiaries            515       415
  Other                                            211       166
                                                 -----     -----
     Total gross deferred tax assets             7,948     8,689

     Valuation allowance                        (1,328)   (5,992)
                                                 -----     -----
     Net deferred tax assets                     6,620     2,697
                                                 -----     -----
Deferred tax liabilities:
  Property, plant and equipment                  2,190     1,985
  Net gain from foreign transactions and
   remeasurement                                   283        93
                                                 -----     -----
     Total gross deferred tax liabilities        2,473     2,078
                                                 -----     -----
     Net deferred tax assets                   $ 4,147       619
                                                 =====     =====

Most of the 1998 decrease in the valuation allowance for deferred tax assets related to a change in estimate concerning the potential realization of deferred tax assets associated with the Company's
Canadian subsidiary. These deferred tax assets had been fully reserved when the subsidiary was acquired in 1993, due to uncertainty about the realization. Based upon the Canadian operation's significantly improved profitability in 1998 and management's revised assessment of the subsidiary's business prospects, the valuation allowance related to these deferred tax assets was decreased by approximately $4.5 million; the resulting benefit was allocated to goodwill.

Earnings before income taxes for U.S. operations were $10,103,000 in 1998, $12,315,000 in 1997, and $6,842,000 in 1996. The combined foreign operations reported net losses before income taxes of $809,000 in 1998 and $595,000 in 1996, and breakeven results in 1997. The Company's net deferred tax assets at December 31, 1998 include $1,090,000 related to a cumulative $3,285,000 net operating loss incurred by certain European operations, $2,452,000 of which may be carried forward through 2003, with the remainder allowed to be carried forward indefinitely. Management believes that the expected performance of these operations and the utilization of tax planning strategies will generate adequate earnings to fully realize this deferred tax asset.

(8)  RETIREMENT PLANS
The Company established a qualified defined contribution plan in 1993.
All U.S.-based employees that meet a minimum service requirement are eligible to participate in the plan. Company contributions are allocated to each participant based upon an age-weighted formula that discounts an equivalent benefit at age 65 to each employee's current age. Accumulated contributions are invested at each participant's discretion from among a diverse range of investment options offered by an independent investment firm selected by the Company.


The Company's contribution to this plan is determined each year by the Board of Directors. There is no required minimum annual contribution, but the target contribution has been approximately 5% of base payroll. The Company accrued an expense for the defined contribution plan of $1,950,000 for 1998, $1,900,000 for 1997, and $1,650,000 for 1996.

The Company also sponsors qualified retirement savings plans in the U.S. and Canada, in which the Company matches a portion of each eligible employee's contributions. The Company's matching contributions to these plans were $599,000 in 1998, $535,000 in 1997 and $417,000 in 1996.

(9)	FAIR VALUE OF FINANCIAL INSTRUMENTS
The following summarizes certain information regarding the fair value of the Company's financial instruments at December 31, 1998 and 1997:

Cash and cash equivalents, trade accounts receivable and accounts payable -- The carrying amount approximates fair value because of the short maturity of these instruments.

Long-term debt -- The Company's long-term debt bears interest at variable rates that management believes are commensurate with rates currently available on similar debt. Accordingly, the carrying value of long-term debt approximates fair value.

(10)  BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION
The Company is organized into two reportable segments: Space and Electronics, and Wireless Products. Each segment is separately managed and comprises a range of products and services that share distinct operating characteristics. The Company evaluates each segment primarily upon operating profit.

The Space and Electronics segment manufactures custom-designed, highly engineered hardware to perform subsystem functions within larger systems for use in space and satellite communications, radar, surveillance and military counter-measures. Orders typically involve development and production schedules that can extend a year or more, and most revenues are recognized under percentage-completion accounting. Hardware is sold to prime contractors or systems integrators rather than end-users.

The Wireless Products segment manufactures standardized antennas, terminals, and other wireless network products for use in logistics, healthcare information management, and PCS/cellular communications. The manufacturing cycle for each order is generally just a few days, and revenues are recognized upon shipment of hardware. Hardware is marketed to end-users and to third-parties who incorporate their products and services with the Company's hardware for delivery to an end-user.


Accounting policies for segments are the same as those described in the summary of significant accounting policies, except that deferred income tax assets and liabilities are provided for only at the consolidated level. Inter-segment activity is not significant.

(In thousands)
                                       1998      1997      1996
                                       ----      ----      ----
Net sales:
  Space and electronics             $  68,641    74,905    73,379
  Wireless products                   108,522    96,325    76,379
                                      -------   -------   -------
     Total                          $ 177,163   171,230   149,758
                                      =======   =======   =======
Operating income:
  Space and electronics             $   1,334     8,017     7,367
  Wireless products                     8,896     6,396       297
                                      -------   -------   -------
     Total                          $  10,230    14,413     7,664
                                      =======   =======   =======
Non-operating income (expense), net:
  Space and electronics             $     415       257      (204)
  Wireless products                       914      (506)     (187)
  Corporate                               273       -          87
                                      -------   -------   -------
     Total                          $   1,602      (249)     (304)
                                      =======   =======   =======
Interest expense:
  Space and electronics             $  (1,360)   (1,316)     (490)
  Wireless products                      (973)   (1,063)     (958)
  Corporate                               604       530       335
                                      -------   -------   -------
     Total                          $  (1,729)   (1,849)   (1,113)
                                      =======   =======   =======
Income tax expense:
  Space and electronics             $    (152)   (2,723)   (3,127)
  Wireless products                    (3,541)   (2,109)     (372)
  Corporate                              (234)      (92)     (214)
  Write-off of deferred tax
   liability related to gain on
   issuance of LXE stock                  -         -       2,229
                                      -------   -------   -------
     Total                          $  (3,927)   (4,924)   (1,484)
                                      =======   =======   =======
Net earnings (loss):
  Space and electronics             $     236     4,235     5,775
  Wireless products                     5,297     2,718    (1,220)
  Corporate                               643       438       472
                                      -------   -------   -------
     Total                          $   6,176     7,391     5,027
                                      =======   =======   =======

Assets:
  Space and electronics             $  77,803    65,811    56,203
Wireless products                      61,781    75,146    68,776
Corporate                               7,802     2,697     2,098
                                      -------   -------   -------
     Total                          $ 147,386   143,654   127,077
                                      =======   =======   =======
Capital expenditures:
  Space and electronics             $   5,083     2,806     3,575
  Wireless products                     2,657     5,051     3,754
                                      -------   -------   -------
     Total                          $   7,740     7,857     7,329
                                      =======   =======   =======
Depreciation and amortization:
  Space and electronics             $   3,006     3,268     3,303
  Wireless products                     4,442     3,322     3,076
                                      -------   -------   -------
     Total                          $   7,448     6,590     6,379
                                      =======   =======   =======

Following is a summary of enterprise-wide information for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                                       1998       1997       1996
                                       ----       ----       ----
Revenues from the following
 products and services:
  Space and electronics            $  68,641     74,905     73,379
  Network products and systems
    integration                       85,303     82,323     70,942
  Wireless infrastructure             23,219     14,002      5,437
                                     -------    -------    -------
     Total                         $ 177,163    171,230    149,758
                                     =======    =======    =======
Net sales to customers in
 the following countries:
  United States                    $ 127,590    121,978    110,261
  France                              13,657     11,680      2,739
  Canada                               6,550      8,345      8,116
  Other foreign countries             29,366     29,227     28,642
                                     -------    -------    -------
     Total                         $ 177,163    171,230    149,758
                                     =======    =======    =======
Long-lived assets located in
 the following countries:
  United States                    $  49,471     50,689     50,619
  Canada                               3,927      4,529      3,152
  Other foreign countries                708        684      1,199
                                     -------    -------    -------
     Total                         $  54,106     55,902     54,970
                                     =======    =======    =======


No customers accounted for more than 10% of consolidated net sales in 1998, 1997 or 1996.


(11)	 COMMITMENTS AND CONTINGENCIES
The Company is committed under several non-cancelable operating leases for office space, computer and office equipment, and automobiles. Minimum annual lease payments under such leases are $2,808,000 in 1999, $2,580,000 in 2000, $1,883,000 in 2001, $1,641,000 in 2002, $1,307,000
in 2003 and $3,569,000 thereafter.

The Company also has short-term leases for regional sales offices, equipment and automobiles. Total rent expense under all operating leases was approximately $3,624,000, $2,710,000, and $3,193,000 in
1998, 1997 and 1996, respectively.

In April 1998, some of the Company's Norcross facilities suffered tornado damage. The Company has, as of the end of the year, been reimbursed by its insurer for all but approximately $1.8 million of tornado-related costs, which have been reported in Other Assets on the Company's balance sheet as of December 31, 1998. The Company expects to settle these remaining claims with its insurer in 1999 and to be fully reimbursed for these costs, as well as for reimbursable damages allowable under business-interruption coverage.

(12)  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Following is a summary of interim financial information for the years ended December 31, 1998 and 1997 (in thousands, except per share data):

                                   1998 Quarters ended
                       April 3     July 3    October 2   December 31
                       -------     ------    ---------   -----------
Net sales              $ 42,676     46,231      47,393      40,863
Operating income (loss)   3,246      3,796       4,172        (984)
Net earnings              1,743      2,038       2,351          44
Net earnings per share:
  Basic                     .20        .24         .27         .01
  Dilutive                  .20        .23         .27          -



                                   1997 Quarters ended
                       March 28   June 27    October 3   December 31
                       --------   -------    ---------   -----------

Net sales              $ 39,631     41,046      42,306      48,247
Operating income          2,611      3,119       3,831       4,852
Net earnings              1,303      1,746       1,952       2,390
Net earnings per share:
  Basic                     .15        .20         .23         .28
  Dilutive                  .15        .20         .22         .27


Net sales decreased in the fourth quarter of 1998 as a result of delays in orders for wireless infrastructure and space products.


(13)  SUBSEQUENT EVENT (UNAUDITED)

In January 1999, the Company acquired the Satellite Products business unit of Spar Aerospace Limited, located near Montreal, Quebec. As measured in equivalent U.S. dollars, this business unit had 1998 revenues of approximately $55 million and a backlog of orders at the end of 1998 totaling $90 million.

The transaction was accounted for as an asset purchase valued at approximately $20 million, subject to adjustment for actual versus projected working capital at the closing date, and no goodwill resulted. One-third of the purchase price was financed under the Company's credit line with a U.S. bank, and the remainder is being financed by the seller. The seller-financed amount is payable in four equal installments, with the first installment due approximately three months after the transaction's close and the other three installments due, with annual interest of 5.5%, on December 31, 1999, 2000 and 2001, respectively.
All four installments are payable, at the Company's option, either in cash or equivalent value of the Company's common stock.

INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
EMS Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of EMS Technologies, Inc. (formerly known as Electromagnetic Sciences, Inc.)
and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMS Technologies, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                         KPMG LLP



Atlanta, Georgia
February 5, 1999



Selected Financial Data
(In thousands, except earnings per share)
                                     Years ended December 31
                             1998     1997     1996     1995     1994
                             ----     ----     ----     ----     ----
Net sales                 $177,163  171,230  149,758  128,950  117,993
Cost of sales              115,127  111,925   97,258   83,865   73,375
Selling, general and
 administrative expenses    38,666   35,758   31,070   30,836   27,589
Research and development
 expenses                   13,140    9,134   12,121   10,392    8,127
Loss on investment
 in software                   -        -      1,645      -        -
                           -------  -------  -------  -------  -------
     Operating income       10,230   14,413    7,664    3,857    8,902

Non-operating (expense)
 income, net                 1,602     (249)    (304)     675      640
Interest expense            (1,729)  (1,849)  (1,113)    (864)    (482)
                           -------  -------  -------  -------  -------
     Earnings before
      income taxes and
      minority interest     10,103   12,315    6,247    3,668    9,060
Income tax expense          (3,927)  (4,924)  (1,484)  (1,402)  (3,712)
Minority interest in LXE
 net (earnings) loss           -        -        264       44   (1,085)
                           -------  -------  -------  -------  -------
     Net earnings         $  6,176    7,391    5,027    2,310    4,263
                           =======  =======  =======  =======  =======
Net earnings per common
 share:
   Basic                       .71      .87      .68      .33      .63
   Diluted                     .70      .84      .66      .32      .59

Weighted average number of
 shares:
   Common                    8,675    8,544    7,403    6,929    6,766
   Common and dilutive
     common equivalent       8,871    8,820    7,631    7,141    6,966



                                        As of December 31
                             1998     1997     1996     1995     1994
                             ----     ----     ----     ----     ----
Working capital           $ 68,177   58,556   46,637   43,002   39,366
Total assets               147,386  143,654  127,077  104,954   96,751
Long-term debt (excluding
 current installments)      19,150   17,160   12,230   10,989    4,592
Stockholders' equity       100,660   95,220   87,250   60,209   56,431


No cash dividends have been declared or paid during any of the periods presented.




MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations
---------------------
Consolidated net sales increased to $177 million in 1998 from $171 million in 1997 and $150 million in 1996. A predominant percentage of revenues was derived from commercial and international markets
(79% in 1998, 74% in 1997, and 70% in 1996), as compared with sales for U.S. government end-use. More revenues were derived from sales to system integrators, third-party manufacturers and distributors than sales directly to end-user customers. Management places a strong emphasis on product-related information for analyzing its business.

The growth in consolidated net sales during this three-year period is attributable to the wireless products segment, for which sales increased to $108 million in 1998, compared with $96 million in 1997 and $76 million in 1996. This segment's revenue growth was led by sales of base station antennas for PCS/cellular telecommunications and other infrastructure products; there was also growth in the North American markets for wireless logistics networks and healthcare information management products. Revenues in the space and electronics segment were $69 million in 1998, compared with $75 million in 1997 and $73 million in 1996. International sales by this segment, especially in the area of space products, have grown over the past three years, but this growth has been more than offset by lower sales of hardware for U.S. government end-use.

Cost of sales has remained at 65% of consolidated net sales in 1998, 1997, and 1996, but the components of cost of sales have varied over that period. For wireless products, the cost of sales percentage was 57% in 1998, compared with 60% in 1997 and 58% in 1996. The decrease in 1998 compared with 1997 was due to proportionally greater sales of PCS/cellular antennas and other infrastructure products, which have a lower cost of sales percentage than other wireless products. The net increase in the 1997 cost of sales percentage compared with 1996 was due mainly to greater distribution of wireless logistics products through indirect channels that involve sales discounts, and to a more competitive pricing environment; the effect in 1997 of these factors was partially offset by higher sales of wireless infrastructure products. In the space and electronics segment, the cost of sales percentage was 78% in 1998, compared with 72% in 1997 and 71% in 1996. The change in 1998 from 1997 related to lower sales over which to absorb fixed overhead expenses; as a result, the Company reduced the size of this segment's workforce in the second half of 1998, with the associated costs recorded in cost of sales.

Selling, general and administrative expenses increased over the three-year period, but as a percentage of consolidated net sales, these expenses were relatively stable at 22% in 1998, and 21% in 1997 and 1996.

Research and development expenses represent the cost of the Company's internally funded efforts. Significant research and development effort also occurs under many specific customer orders in the space and electronics segment and, accordingly, is reflected in cost of sales. The increase in research and development expenses in 1998 related to specific products being developed for new wireless applications in space, satellite communications, and private local-area networks. Management expects that internally funded research and development expenses will increase in 1999 compared with 1998. The decrease in 1997 compared with 1996 was due to the completion of several development projects in late 1996 and early 1997 related to new wireless technologies and SATCOM products. In addition, the Company directed a higher proportion of its total research and development effort in 1997 toward customer-funded projects, and the Company's Canadian operations received a $677,000 settlement under a Canadian government technology program, resulting from a claim for unreimbursed research and development expenses incurred in years prior to 1991.

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

The most significant recurring item within non-operating income
(expense) was net gains or losses resulting from foreign currency transactions and from translation of the European subsidiaries' short-term intercompany liabilities that arise from the purchase of the parent's products for resale in Europe. The Company recognized a foreign currency gain of $482,000 in 1998, and net losses of $449,000 and $66,000 in 1997 and 1996, respectively. Under Statement of Accounting Standards (SFAS) No. 52, "Foreign Currency Exchange," the functional currency of the Company's foreign subsidiaries is the local currency, and adjustments resulting from the translation of the subsidiaries' financial statements (including long-term financing from the parent) are reported as accumulated other comprehensive income within stockholders' equity. Prior to 1997, the functional currency for the European subsidiaries was considered to be the U.S. dollar under SFAS No. 52, due to the subsidiaries' limited operations and dependence upon the parent during those earlier periods. The Company recognized a $60,000 loss in 1996 from remeasuring the foreign currency financial statements of the European subsidiaries into U.S. dollars. At the beginning of 1997, the European subsidiaries' operational characteristics had changed substantially as compared with previous years. The subsidiaries had significantly increased the size of their sales, marketing and administrative staffs, they had established a central management group on the continent, as well as financial, engineering and service support staffs, and cash flow generated from European operations was sufficient to support these expanded business activities. As a result of these significant changes in operational characteristics, the functional currency of the European subsidiaries was redetermined under SFAS No. 52 in 1997 to be the local foreign currency. At the end of 1998, the consolidated foreign currency translation adjustment (representing all of accumulated other comprehensive income) was a $2.3 million expense, substantially all of which resulted from changes in exchange rates during 1998 and 1997.

The remaining non-operating income in 1998 included a $472,000 tornado-related gain on involuntary conversion of insured assets, a $331,000 gain from collection on a note receivable that had previously been reserved, and a $245,000 gain on disposal of a minority investment. Non-operating income in 1997 included $667,000 of interest income related to settlement of the Canadian research and development claim, and a $419,000 net loss on disposal of a business unit within the Company's Canadian operations. In 1996, non-operating income included net charges of $249,000 for a loss on disposal of a business unit and for certain expenses related to the acquisition of minority shares in the Company's LXE subsidiary.

Interest expense in 1998 decreased in comparison with 1997 due to more favorable interest terms under a new debt agreement. The increase in 1997 compared with 1996 was the result of higher levels of debt.

The effective income tax rate was 39% in 1998, 40% in 1997 and 24% in 1996. The effective rate in 1996 included a non-recurring $2.2 million benefit for the write-off of a deferred income tax liability arising from the initial public issuance of LXE stock in 1991. The Company expects that the effective income tax rate in 1999 will be comparable with the rates in 1998 and 1997.


Liquidity and Capital Resources
-------------------------------
Cash provided by operating activities in 1998 was sufficient to fund expenditures for property, plant and equipment, as well as reduce long-term debt from the levels reported at the beginning of the year, and the Company expects similar developments in 1999. Management believes that the Company's present liquidity, together with cash from operations and sources of external financing, will support its current business activities and near-term capital investment plans. Additional sources of liquidity will be needed over the next few years if the Company and its markets continue to grow.

During 1998, the Company amended its existing revolving credit agreement with a bank to increase available borrowings to a total of $35 million, with $30 million maturing in November 2003 and the remaining $5 million financed under a demand note. In addition, the Company has a revolving credit agreement with a bank in Canada to fund Canadian operations, and during 1998 this agreement was extended to May 1999. At December 31, 1998, the Company had two immediate sources of credit: $15.9 million remaining under the revolving credit agreement, and $2.4 million available under a line of credit in Canada.

One month after the close of fiscal 1998, the Company acquired the Satellite Products business unit of Spar Aerospace Limited, located near Montreal, Quebec. As measured in equivalent U.S. dollars, this business unit had 1998 revenues of approximately $55 million and a backlog of orders at the end of 1998 totaling $90 million. The transaction was accounted for as an asset purchase valued at approximately $20 million, subject to adjustment for actual versus projected working capital at the closing date, and no goodwill resulted. One-third of the purchase price was financed under the Company's credit line with a U.S. bank, and the remainder is being financed by the seller. The seller-financed amount is payable in four equal installments, with the first installment due approximately three months after the transaction's close and the other three installments due, with annual interest of 5.5%, on December 31, 1999, 2000 and 2001, respectively. All four installments are payable, at the Company's option, either in cash or equivalent value of the Company's common stock.

Year 2000
---------
For the past two years, the Company has pursued a plan to modify existing information systems or implement new systems, as necessary, to become "Year 2000" compliant in a timely manner. This plan involved identification and remediation of potential problems, as well as testing of new systems and processes and the development of contingency plans. Efforts encompassed not only the hardware and software that support the Company's information technologies, but also manufacturing hardware and other equipment and processes that may rely on embedded software. The Company has completed the main phase of the plan, which focused on internal operations; only one minor software program for tracking fixed assets is not yet compliant, but it is scheduled to be replaced before mid-year. In addition, the Company's new Canadian-based operations (acquired shortly after the end of 1998) are still in the process of implementing new enterprise software that will be Year 2000 compliant, and this process is also expected to be completed prior to the end of 1999. The Company's Year 2000 efforts are currently focused on communications with suppliers, to confirm that the Year 2000 issue will not have a significant effect on the Company's supply chain.

The Company believes that neither (1) the cost of addressing Year 2000, nor (2) the consequences of untimely resolution of remaining Year 2000 issues, will have a material effect on the Company's results of operations; however, management believes that the Company could be affected, particularly late in 1999, if potential customers delay purchases until after the end of the year due to the Year 2000 efforts required of their own information technology personnel.


Business Risk Factors
---------------------
Forward-looking statements with respect to the potential development of expected cash flows are included in management's discussion and analysis of financial condition and results of operations. Actual results could differ materially from those suggested in any forward-looking statements as a result of several factors, including, but not limited to, the Company's ability to achieve product development and manufacturing objectives within the cost and timing parameters created by customers and end-users, and timeliness of orders and payments from customers, and availability of funding for major new space programs, and the strength and timing of end-user acceptance of new communications services, such as high-data-rate mobile services.

Effect of New Accounting Pronouncements
---------------------------------------
In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information," which supersedes
SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." This statement, which the Company was required to adopt in fiscal year 998, requires that public companies report certain financial and descriptive information about their reportable operating segments, including related disclosures about products and services, geographic areas and major customers.




									EXHIBIT 22.1


EMS TECHNOLOGIES, INC.
AND SUBSIDIARIES

Subsidiaries of the Registrant



LXE Inc.
125 Technology Parkway
P. O. Box 926000
Norcross, GA  30092-9600

EMS Technologies Canada, Ltd.
1725 Woodward Drive
Ottawa, Ontario  K2C 0P9
CANADA


							      	Exhibit 23.1


The Board of Directors
EMS Technologies, Inc.



We consent to incorporation by reference in the registration statements (Nos. 2-76455, 2-78442, 2-94049, 33-31216, 33-38829, 33-41042, 33-50528,
333-20843 and 333-32425) on Form S-8 of EMS Technologies, Inc. of our reports dated February 5, 1999, relating to the consolidated balance sheets of EMS Technologies, Inc. as of December 31, 1998 and 1997 and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1998, and the related schedule, which reports appear or are incorporated by reference in the December 31, 1998 annual report on Form 10-K of EMS Technologies, Inc.



						KPMG LLP



Atlanta, Georgia
March 30, 1999