Form 10-Q
period 1999-04-02
EMS TECHNOLOGIES INC
filed 1999-05-19
CIK 32198

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               Form 10-Q

(Mark one)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

    For the quarterly period ended April 2, 1999
                                   -------------
                      Commission File Number 0-6072

                          EMS TECHNOLOGIES, INC.
                          ----------------------
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

                             Yes  X      No
                                 ---     --

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on May 1, 1999:

                Class                        Number of Shares
      ----------------------------           ----------------
      Common Stock, $.10 Par Value               8,678,426


                                 PART I
                                 ------
                          Financial Information

Item 1.  Financial Statements


EMS TECHNOLOGIES, INC.
Consolidated Statements of Earnings (Unaudited)
(In thousands, except net earnings per share)

                                               Quarter ended
                                           -----------------------
                                           April 2         April 3
                                             1999            1998
                                           -------         -------
Net sales                                  $55,193          42,676
Cost of sales                               35,511          27,266
Selling, general and
 administrative expenses                    11,455           9,343
Research and development expenses            4,707           2,821
                                            ------          ------
   Operating income                          3,520           3,246

Non-operating income (expense), net            (11)             51
Interest expense                              (554)           (476)
                                            ------          ------
   Earnings before income taxes              2,955           2,821

Income tax expense                            (993)         (1,078)
                                            ------          ------
   Net earnings                            $ 1,962           1,743
                                            ======          ======
Net earnings per share:
   Basic                                   $   .23             .20
   Diluted                                     .22             .20

Weighted average number shares:
   Common                                    8,699           8,631
   Common and dilutive common equivalent     9,306           8,873



See accompanying notes to interim consolidated financial statements.



EMS TECHNOLOGIES, INC.
Consolidated Balance Sheets (Unaudited)
(In thousands)
                                           April 2       December 31
                                             1999            1998
                                           -------       -----------
ASSETS
------
Current assets:
  Cash and cash equivalents               $  7,892           4,384
  Trade accounts receivable, net            61,156          57,455
  Inventories:
   Work in process                           7,337           5,164
   Parts and materials                      21,565          19,657
                                            ------          ------
     Total inventories                      28,902          24,821

  Deferred income taxes                      6,054           6,620
                                           -------         -------
     Total current assets                  104,004          93,280
                                           -------         -------
Property, plant and equipment:
  Land                                       2,936           1,150
  Building and leasehold improvements       24,923          15,493
  Machinery and equipment                   92,183          54,351
  Furniture and fixtures                     7,019           4,735
                                           -------         -------
     Total property, plant and equipment   127,061          75,729

  Less accumulated depreciation
   and amortization                         85,035          40,849
                                           -------         -------
     Net property, plant and equipment      42,026          34,880

Other assets (note 4)                       22,597           7,684
Goodwill, net of accumulated amortization   11,412          11,542
                                           -------         -------
                                          $180,039         147,386
                                           =======         =======

See accompanying notes to consolidated financial statements.



EMS TECHNOLOGIES, INC.
Consolidated Balance Sheets (Unaudited), continued
(In thousands except share data)
                                           April 2       December 31
                                             1999            1998
                                           -------       -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Current installments of long-term debt  $  7,605           2,197
  Accounts payable                          20,991          11,815
  Income taxes                                 907           1,580
  Accrued compensation costs                 4,703           4,503
  Accrued retirement costs                   1,128             959
  Deferred revenue                           4,057           2,895
  Other liabilities                          2,400           1,154
                                           -------         -------
     Total current liabilities              41,791          25,103

Long-term debt, excluding
 current installments                       32,967          19,150
Deferred income taxes                        2,473           2,473
                                           -------         -------
     Total liabilities                      77,231          46,726
                                           -------         -------
Stockholders' equity:
 Preferred stock of $1.00 par value
  per share. Authorized 10,000,000
  shares; none issued                          -              -
 Common stock of $.10 par value per
  share. Authorized 75,000,000 shares;
  issued and outstanding 8,713,000 in
  1999 and 8,689,000 in 1998                   871             869
 Additional paid-in capital                 34,714          34,615
 Accumulated other comprehensive income -
  foreign currency translation adjustment   (2,178)         (2,263)
 Retained earnings                          69,401          67,439
                                           -------         -------
     Total stockholders' equity            102,808         100,660
                                           -------         -------
                                          $180,039         147,386
                                           =======         =======

See accompanying notes to interim consolidated financial statements



EMS TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
                                               Quarter Ended
                                           April 2        April 3
                                             1999           1998
                                           -------        --------
Cash flows from operating activities:
 Net earnings                              $ 1,962          1,743
 Adjustments to reconcile net earnings
  to net cash (used in) provided by
  operating activities:
    Depreciation and amortization            2,182          1,443
    Goodwill amortization                      130            256
    Deferred income taxes                      566            -
    Changes in operating assets
     and liabilities:
       Trade accounts receivable              (441)         1,238
       Inventories                          (2,555)        (3,607)
       Accounts payable                      3,175         (2,520)
       Income taxes                           (566)          (599)
       Accrued costs, deferred revenue
        and other current liabilities         (174)         1,079
       Other                                   182            804
                                            ------          -----
Net cash (used in) provided by
      operating activities                   4,461           (163)

Cash flows used in investing activities:
 Purchase of property, plant and equipment  (2,438)        (1,550)
 Initial payment for asset acquisition      (6,227)           -
                                            ------          -----
    Net cash used in investing activities   (8,665)        (1,550)
                                            ------          -----

Cash flows from financing activities:
 Borrowing of long-term debt                 7,641          1,099
                                            ------          -----
    Net change in cash and cash equivalents  3,437           (614)

Effect of exchange rates on cash                71           (355)

Cash and cash equivalents at
 beginning of period                         4,384          4,300
                                             -----          -----
Cash and cash equivalents at
 end of period                             $ 7,892          3,331
                                            ======          =====


Supplemental disclosure of
 cash flow information:
    Cash paid for interest                $   457             476
                                            =====           =====
    Cash paid for income taxes            $ 1,059           1,677
                                            =====           =====

Noncash Investing and Financing:
In January 1999, the Company acquired (through its subsidiary, EMS Technologies Canada, Ltd.) the Space Systems and Products Division of Spar Aerospace Limited and Spar Holdings, Inc. (a wholly-owned subsidiary of Spar Aerospace Limited) located near Montreal, Quebec. The transaction was accounted for as an asset purchase valued at $17,353,000. The Company paid $6,227,000 of the purchase price at closing, with funds provided under the Company's credit line with a U.S. bank. The remaining $11,126,000 of the purchase price was financed by the seller in four installments over a three-year period. See note 4 for further details of the acquisition and its financing.


See accompanying notes to interim consolidated financial statements.



EMS TECHNOLOGIES, INC.
Notes to Interim Consolidated Financial Statements (Unaudited)

(1) Basis of Presentation
The interim consolidated financial statements include the accounts of EMS Technologies, Inc. (formerly known as Electromagnetic Sciences, Inc.) and its wholly-owned subsidiaries LXE Inc. and EMS Technologies Canada, Ltd. (formerly known as CAL Corporation)(collectively, "the Company"). In the opinion of management, the interim consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual report on Form 10-K for the year ended December 31, 1998.

(2)  Acquisition
In January 1999, the Company acquired (through its subsidiary, EMS Technologies Canada, Ltd.) the Space Systems and Products Division of Spar Aerospace Limited and Spar Holdings, Inc. (a wholly-owned subsidiary of Spar Aerospace Limited) -- collectively, the Space Division, located near Montreal, Quebec. The transaction was accounted for as an asset purchase valued at $17,353,000, representing the $20,276,000 price per the purchase agreement, as adjusted for $376,000 of debt owed by the seller and assumed by the Company, which related to Canadian government support for Space Division research activities, and a $2,547,000 adjustment for the amount by which the Space Division's actual working capital at the closing date was less than the working capital that had been projected in the purchase agreement.

The Company paid $6,227,000 of the purchase price at closing, with funds provided under the Company's credit line with a U.S. bank. The remainder of the purchase price was financed by the seller in four equal installments, with the second installment to be adjusted for actual versus projected working capital determined as of the closing date. Subsequent to the end of the first quarter of 1999, the Company paid the first installment in cash, with funds drawn from the Company's credit line with a U.S. bank. The other three installments are due, with annual interest of 5.5%, on December 31 of the year of closing and the two subsequent years. These installments are payable, at the Company's option, either in cash or equivalent value of the Company's common stock.

The following schedule (in thousands, except per share data) presents pro forma consolidated financial data, as though the acquisition had occurred at the beginning of the period reported on:

                              First Quarter Ended
                             ----------------------
                             April 2        April 3
                               1999          1998
                             -------        -------
Pro Forma Consolidated Data:

Revenue                     $ 59,233         53,431

Net income                     1,567            400

Earnings per share:
   Basic                         .18            .05
   Diluted                       .18            .05


(2) Earnings per Share
Basic earnings per share is the per share allocation of income available to common stockholders based only on the weighted average number of common shares actually outstanding during the period. Diluted earnings per share represents the per share allocation of income attributable to common stockholders based on the weighted average number of common shares actually outstanding plus all dilutive potential common shares outstanding during the period.

The Company has granted stock options that are potentially dilutive to basic earnings per share, summarized as follows (shares in thousands):

                                  April 2           April 3
                                   1999              1998
                                  -------           -------
Dilutive stock options,
 included in earnings per
 share calculations:
    Shares                           241               438
    Average price per share      $ 11.20           $  8.33

Antidilutive stock options,
 excluded from earnings per
 share calculations:
    Shares                           738               559
    Average price per share      $ 17.24           $ 21.06

The Company's earnings per share were also diluted by the effect of convertible debt, calculated as if the debt were converted on the first day of the period, with net income adjusted for interest expense (net of taxes) that would have been avoided if such conversion had occurred. Following is a reconciliation of the numerator and denominator for first quarter basic and diluted earnings per share calculations (in thousands except earnings per share data):

                              Net             Common         Earnings
                           Earnings           Shares            Per
                          (Numerator)      (Denominator)       Share
                         -------------     -------------    -----------
                         1999     1998     1999     1998    1999   1998
                         ----     ----     ----     ----    ----   ----

Basic                   $1,962   1,743     8,699   8,631    $.23    .20

Common equivalent shares:
   From stock options                         47     242
   From convertible debt                     560      -

Add: Interest expense on
 convertible debt, net
 of income taxes            60      -
                         -----   -----     -----   -----
Diluted                 $2,022   1,743     9,306   8,873    $.22    .20
                         =====   =====     =====   =====

(3) Comprehensive Income
Beginning in fiscal 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income," which established standards for the reporting and display of comprehensive income and its components. Under SFAS 130, all items that are recognized under accounting standards as components of comprehensive income must be reported in the financial statements. The only element of comprehensive income that is applicable to the Company is the change in the foreign currency translation adjustment. Following is a summary of comprehensive income (in thousands):

                                                Quarter Ended
                                             April 2      April 3
                                              1999         1998
                                             -------      -------

Net income                                  $ 1,962        1,743
Other comprehensive expense -
 foreign currency translation adjustment         85         (218)
                                              -----        -----
 Comprehensive income                       $ 2,047        1,525
                                              =====        =====


(4)  Other Assets
Other assets increased to $22.6 million at April 2, 1999 compared with $7.7 million at December 31, 1998, mainly because of the acquisition of the Montreal operations.

The most significant of these other acquired assets was a 5% equity investment in a limited partnership, valued at $9.5 million. The general partner in this venture is a large, international aerospace firm. The goal of the investment is to enable the Montreal operations to participate in the development and implementation of a satellite network that will provide high-data-rate wireless services.

Another significant asset acquired with the Montreal operations was a $3.9 million net pension asset, representing the excess of the market value of pension assets compared with the pension benefit obligation under defined benefit plans for the Montreal operation's employees. This net pension asset will be used to fund future benefit obligations arising from the plans.

Following is a summary of other assets:

                                             April 2   December 31
                                               1999        1998
                                             -------   -----------

Other assets                                $ 9,160        7,684
Investment in limited partnership             9,534          -
Net pension asset                             3,903          -
                                             ------        -----
   Total other assets                       $22,597        7,684
                                             ======        =====
(5)  Interim Segment Disclosures
The Company is organized into two reportable segments: Space and Electronics, and Wireless Products. Each segment is separately managed and comprises a range of products and services that share distinct operating characteristics. The Company evaluates each segment primarily upon operating profit.

These were the same two reportable segments disclosed as of the end of the preceding fiscal year, however, the Company has reclassified its satellite communications (SATCOM) product lines (comprising earth-based terminal products for communicating via satellite) from Space and Electronics to Wireless Products.

The Company reported a significant increase in assets attributable to Space and Electronics as a result of the acquisition of the Montreal operations.

Following is a summary of the Company's interim segment data (in thousands)

                              First Quarter Ended
                             ----------------------
                             April 2        April 3
                               1999          1998
                             -------        -------

Revenues:
  Space and electronics      $ 26,221        16,615
  Wireless products            28,972        26,061
                               ------        ------
     Total                   $ 55,193        42,676
                               ======        ======

Operating income
  Space and electronics      $  1,893         1,177
  Wireless products             1,627         2,069
                               ------        ------
    Total                    $  3,520         3,246
                               ======        ======

Net earnings
  Space and electronics      $  1,113           638
  Wireless products               807           998
  Corporate                        42           107
                               ------        ------
     Total                   $  1,962         1,743
                               ======        ======

Assets:
  Space and electronics      $ 92,342        59,708
  Wireless products            80,248        75,664
  Corporate                     7,449         8,449
                              -------       -------
     Total                   $180,039       143,821
                              =======       =======



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------
In January 1999, the Company acquired the Space Systems and Products Division of Spar Aerospace Limited and Spar Holdings, Inc. (a wholly-owned subsidiary of Spar Aerospace Limited) located near Montreal, Quebec. The transaction was accounted for as an asset purchase valued at $17 million, and no goodwill resulted.

Consolidated net sales for the first quarter were $55.2 million in 1999, compared with $42.7 million in 1998. Most of this growth was in the space and electronics segment, which benefited from acquisition of the Montreal operations. Revenues in the wireless products segment also increased as a result of higher sales of network products for logistics applications in North America.

Cost of sales, as a percentage of consolidated net sales, was 64% for the first quarter of 1999 and 1998, but the components of cost of sales varied in those two periods. The cost of sales percentage for the space and electronics segment is generally higher than for the wireless products segment. The increase in space revenues in 1999 did not cause an increase in the consolidated cost of sales percentage, because the Company also benefited from a favorable sales mix and lower cost of sales percentage for wireless products, especially in logistics and aeronautical SATCOM markets.

Selling, general and administrative expenses, as a percentage of net sales, were 22% in 1999, compared with 21% in 1998. An important factor in this increase was higher expenses in the wireless products segment, particularly to develop new markets and new distribution channels for wireless infrastructure products for PCS/cellular telecommunications.

Research and development expenses represent the cost of the Company's internally funded efforts. Significant research and development effort also occurs under many specific customer orders in the space and electronics segment and, accordingly, is reflected in cost of sales. The increase in research and development expenses is related to specific products being developed for new wireless applications in space, satellite communications, and private local area networks.

Interest expense increased in 1999 compared with 1998 due to the increased debt levels associated with the assets purchased in Montreal.

The effective income tax rate for 1999 was 34%, compared with 38% for 1998. This decrease related to a comparatively higher proportion of 1999 pre-tax profits being derived from the Company's Canadian operations, which benefit from research-related income tax incentives. For the remainder of the year, the Company expects that a higher proportion of pre-tax profits will be derived from the U.S. and other tax jurisdictions; as a result, the consolidated effective rate for the year is expected to be higher than the first quarter but slightly less than the 39% rate reported for the preceding fiscal year.


Liquidity and Capital Resources
-------------------------------
The increase in cash was mainly a result of cash provided by operating activities. Management believes that the Company's present liquidity, together with cash from operations and sources of external financing, will support its current business activities and near term capital investment plans. Additional sources of liquidity will be needed over the next few years if the Company and its markets continue to grow.

Long-term debt increased in the first quarter of 1999 mainly due to the financing of the assets purchased in Montreal. One third of the purchase price was financed at closing through the Company's credit line with a U.S. bank. The remainder of the purchase price was financed by the seller in four equal installments, with the second installment to be adjusted for actual versus projected working capital determined as of the closing date. Subsequent to the end of the first quarter of 1999, the Company paid the first installment in cash, with funds drawn from the Company's credit line with a U.S. bank. The other three installments are due, with annual interest of 5.5%, on December 31 of the year of closing and the two subsequent years. These installments are payable, at the Company's option, either in cash or equivalent value of the Company's common stock.

In January 1999, the Company entered into a $7.5 million term loan agreement with an insurance company, secured by a mortgage on one of the Company's owned buildings. The loan is payable in equal monthly installments over 15 years with a fixed interest rate of 7.1%. In addition, in February 1999, the Company amended its existing revolving credit agreement with a bank in Canada to fund Canadian operations, increasing available borrowings to $24 million under a demand note through February, 2001.

Year 2000
---------
For the past two years, the Company has pursued a plan to modify existing information systems or implement new systems, as necessary, to become "Year 2000" compliant in a timely manner. This plan involved identification and remediation of potential problems, as well as testing of new systems and processes and the development of contingency plans. Efforts encompassed not only the hardware and software that support the Company's information technologies, but also manufacturing hardware and other equipment and processes that may rely on embedded software. The Company has completed the main phase of the plan, which focused on internal operations; only one minor software program for tracking fixed assets is not yet compliant, but it is scheduled to be replaced before mid-year 1999. In addition, the Company's new Canadian-based operations (acquired shortly after the end of 1998) are still in the process of implementing new enterprise software that will be Year 2000 compliant, and this process is expected to be completed during the third quarter of 1999. The Company's Year 2000 efforts are currently focused on communications with suppliers, to confirm that the Year 2000 issue will not have a significant effort on the Company's supply chain.

The Company believes that neither (1) the cost of addressing Year 2000, or (2) the consequences of untimely resolution of remaining Year 2000 issues, will have a material effect on the Company's results of operations; however, management believes that the Company could be affected, particularly late in 1999, if potential customers for the Company's wireless network products delay purchases until after the end of the year due to the Year 2000 efforts required of their own information technology personnel.


Risk Factors and Forward-Looking Statements
-------------------------------------------
Forward looking statements with respect to expected cash flows and tax rates are included in management's discussion and analysis of financial condition and results of operations. Actual results could differ materially from those suggested in any forward-looking statements as a result of a variety of factors. Such factors include, but are not limited to, the Company's ability to achieve product development and manufacturing objectives within the cost and timing parameters created by customers and end-users, the timeliness of orders and payments from customers, the availability of funding for major new space programs, and the strength and timing of end-user acceptance of new communications services, such as high-data-rate mobile services. In addition, actual results could be affected by the Company's ability to achieve expected levels of research efforts that qualify for tax incentives, and apportionment of pre-tax income among various tax jurisdictions.


                                PART II
                                -------
                           Other Information


ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits - The following exhibit is filed as part of this report:

27.1  Financial Data Schedule

(b)  Reports on Form 8-K.
On February 16, 1999, the Company filed a Report on Form 8-K, reporting the Company's acquisition (through its subsidiary, EMS Technologies Canada, Ltd.),on January 29, 1999, of the Space Systems and Products Division of Spar Aerospace Limited and Spar Holdings, Inc. (a wholly-owned subsidiary of Spar Aerospace Limited).

On March 24, 1999, the Company filed a Report on Form 8-K, reporting that the Company had changed its name, effective March 15, 1999, to EMS Technologies, Inc.



                               SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMS TECHNOLOGIES, INC.



By:  /s/ Thomas E. Sharon                  Date:   5/16/99
    -----------------------------                  -------
    Thomas E. Sharon
    President and Chief Executive
      Officer




By:  /s/ Don T. Scartz                     Date:   5/16/99
   ------------------------------                  -------
    Don T. Scartz
    Senior Vice President and Chief
      Financial Officer, Treasurer