Form 10-Q
period 1999-07-02
EMS TECHNOLOGIES INC
filed 1999-08-16
CIK 32198

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             Form 10-Q

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ---    SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 2, 1999
                                        ------------

                  Commission File Number 0-6072

                     EMS TECHNOLOGIES, INC.
                     ----------------------
     (Exact name of registrant as specified in its charter)


               Georgia                             58-1035424
     ------------------------------         ------------------------
    (State or other jurisdiction of         (IRS Employer ID Number)
     incorporation of organization)

        660 Engineering Drive
          Norcross, Georgia                          30092
----------------------------------------           ----------
(Address of principal executive offices)           (Zip Code)

Registrant's Telephone Number, Including Area Code: (770) 263-9200
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X          No
                             ---            ---
The number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on August 1, 1999:

               Class                        Number of Shares
               -----                        ----------------
    Common Stock, $.10 par Value               8,708,760



                                  PART I
                          FINANCIAL INFORMATION

ITEM 1. 	Financial Statements

Consolidated Statements of Earnings (Unaudited)
(In thousands, except net earnings per share data)

                                    Quarter ended     Six months ended
                                   ---------------    ----------------
                                   July 2   July 3    July 2    July 3
                                    1999     1998      1999      1998
                                   ------   ------    -------   ------

Net sales                         $67,455   46,231    122,648   88,907
Cost of sales                      47,050   29,404     82,561   56,670
Selling, general and
  administrative expenses          10,986    9,990     22,441   19,333
Research and development expenses   5,582    3,041     10,289    5,862
                                   ------   ------    -------   ------
     Operating income               3,837    3,796      7,357    7,042

Non-operating income(expense), net    (69)     (19)       (80)      32
Interest expense                     (669)    (424)    (1,223)    (900)
                                   ------   ------     ------   ------
Earnings before income taxes        3,099    3,353      6,054    6,174
Income tax expense                 (1,009)  (1,315)    (2,002)  (2,393)
                                   ------   ------     ------   ------
     Net earnings                 $ 2,090    2,038      4,052    3,781
                                   ======   ======     ======   ======
Net earnings per share:
   Basic                          $   .24      .24        .47      .44
   Diluted                            .24      .23        .46      .43

Weighted average number
 of shares:
   Common                           8,699    8,656      8,697    8,644
   Common and dilutive
     common equivalent              9,125    8,907      9,096    8,890


See accompanying notes to interim consolidated financial statements.


Consolidated Balance Sheets (Unaudited)
(In thousands)

                                                July 2       December 31
                                                 1999           1998
                                                -------      -----------
ASSETS

Current assets:
  Cash and cash equivalents                    $ 11,395          4,384
  Trade accounts receivable, net                 58,654         57,455
  Inventories:
    Work in process                               8,604          5,164
    Parts and materials                          22,790         19,657
                                                -------        -------
      Total inventories                          31,394         24,821
                                                -------        -------

  Deferred income taxes                           5,138          6,620
                                                -------        -------
      Total current assets                      106,581         93,280
                                                -------        -------
Property, plant and equipment:
  Land                                            2,980          1,150
  Building and leasehold improvements            25,261         15,493
  Machinery and equipment                        93,694         54,351
  Furniture and fixtures                          7,142          4,735
                                                -------        -------
      Total property, plant and equipment       129,077         75,729

  Less accumulated depreciation
   and amortization                              85,669         40,849
                                                -------        -------
      Net property, plant and equipment          43,408         34,880
                                                -------        -------
Other assets                                     21,927          7,684
Goodwill, net of accumulated amortization        11,282         11,542
                                                -------        -------

                                               $183,198        147,386
                                                =======        =======

See accompanying notes to interim consolidated financial statements.

Consolidated Balance Sheets (Unaudited), continued
(In thousands except share data)

                                                July 2      December 31
                                                 1999           1998
                                                -------     -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt       $  5,958          2,197
  Accounts payable                               21,580         11,815
  Income taxes                                    1,808          1,580
  Accrued compensation costs                      4,367          4,503
  Accrued retirement costs                          418            959
  Deferred revenue                                4,144          2,895
  Other liabilities                               1,879          1,154
                                                -------        -------
      Total current liabilities                  40,154         25,103

Long-term debt, excluding current installments   35,124         19,150
Deferred income taxes                             2,473          2,473
                                                -------        -------
      Total liabilities                          77,751         46,726
                                                -------        -------
Stockholders' equity:
  Preferred stock of $1.00 par value
   per share.  Authorized 10,000,000
   shares; none issued                              -              -
  Common stock of $.10 par value per
   share.  Authorized 75,000,000 shares;
   issued and outstanding 8,704,000 in
   1999 and 8,689,000 in 1998                      870             869
  Additional paid-in capital                    34,416          34,615
  Accumulated other comprehensive income -
   foreign currency translation adjustment      (1,330)         (2,263)
  Retained earnings                             71,491          67,439
                                               -------         -------
      Total stockholders' equity               105,447         100,660
                                               -------         -------

                                              $183,198         147,386
                                               =======         =======

See accompanying notes to interim consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
                                                   Six Months Ended
                                                ----------------------
                                                 July 2         July 3
                                                  1999           1998
                                                 ------         ------
Cash flows from operating activities:
  Net earnings                                  $ 4,052          3,781
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Depreciation and amortization                5,499          2,885
     Goodwill amortization                          260            602
     Changes in operating assets
      and liabilities:
       Trade accounts receivable                  2,202         (3,616)
       Inventories                               (3,466)        (4,642)
       Accounts payable                           3,394          1,389
       Income taxes                                 335            941
       Accrued costs, deferred revenue
         and other current liabilities             (904)         2,468
       Other                                        297            708
                                                 ------          -----
     Net cash provided by operating activities   11,669          4,516
                                                 ------          -----
Cash flows from investing activities:
  Purchase of property, plant and equipment      (7,137)        (3,785)
  Payments for asset acquisition                 (9,622)           -
                                                 ------          -----
     Net cash used in investing activities      (16,759)        (3,785)
                                                 ------          -----
Cash flows from financing activities:
  Borrowing of long-term debt                    11,546            867
  Proceeds from exercise of stock options,
   net of withholding taxes paid                   (197)           107
                                                 ------          -----
     Net cash provided by financing activities   11,349            974
                                                 ------          -----

     Net change in cash and cash equivalents      6,259          1,705

Effect of exchange rates on cash                    752             22
Cash and cash equivalents at
 beginning of period                              4,384          4,300
                                                 ------          -----
Cash and cash equivalents at
 end of period                                  $11,395          6,027
                                                 ======          =====

Supplemental disclosure of cash flow
  information:
    Cash paid for interest                      $ 1,223            900
    Cash paid for income taxes                  $ 1,085          1,702

Noncash Investing and Financing:
In January 1999, the Company acquired (through its subsidiary, EMS Technologies Canada, Ltd.) the Space Systems and Products Division of
Spar Aerospace Limited and Spar Holding, Inc. (a wholly-owned subsidiary of Spar Aerospace Limited) located near Montreal, Quebec.
The transaction was accounted for as an asset purchase valued at $17,353,000. The Company paid $6,227,000 of the purchase price at closing and $3,395,000 for the first installment of the deferred portion of the purchase price, with funds provided under the Company's credit line with a U.S. bank. The remaining $7,731,000 of the purchase price is financed by the seller in three additional installments over a three-year period. See note 4 for further details of the acquisition and its financing.


Notes to Interim Consolidated Financial Statements (Unaudited)

(1) Basis of Presentation
The interim consolidated financial statements include the accounts of EMS Technologies, Inc.(formerly known as Electromagnetic Sciences, Inc.) and its wholly-owned subsidiaries LXE Inc. and EMS Technologies Canada, Ltd. (formerly known as CAL Corporation) (collectively, "the Company"). In the opinion of management, the interim consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(2) Acquisition
In January 1999, the Company acquired (through its subsidiary, EMS Technologies Canada, Ltd.) the Space Systems and Products Division of Spar Aerospace Limited and Spar Holdings, Inc. (a wholly-owned subsidiary of Spar Aerospace Limited) - collectively, the Space Division, located near Montreal, Quebec. The transaction was accounted for as an asset purchase valued at $17,353,000, representing the $20,276,000 price per the purchase agreement, as adjusted for $376,700 of debt owed by the seller and assumed by the Company, which related to Canadian government support for Space Division research activities, and a $2,547,000 adjustment for the amount by which the Space Division's actual working capital at the closing date was less than the working capital that had been projected in the purchase agreement.

The Company paid $6,227,000 of the purchase price at closing and $3,395,000 as the first installment of the deferred portion of the purchase price, with funds provided under the Company's credit line with a U.S. bank. The remainder of the purchase price was financed by the seller in three additional equal installments, with the first installment to be adjusted for actual-versus-projected working capital determined as of the closing date. The remaining three installments are due, with annual interest of 5.5%, on December 31, 1999 and the two subsequent years. These installments are payable, at the Company's option, either in cash or equivalent value of the Company's common stock.

The following schedule (in thousands, except per share data) presents pro forma consolidated financial data, as though the acquisition had occurred at the beginning of the period reported on:

                                    Quarter ended     Six months ended
                                   ---------------    ----------------
                                   July 2   July 3    July 2    July 3
                                    1999     1998      1999      1998
                                   ------   ------    -------   ------

Pro Forma Consolidated Data:
Net sales                         $67,455   62,407    126,688  115,838
Net income					 2,090    2,745      3,657    3,440
Earnings per share:
   Basic                              .24      .32        .42      .40
   Diluted                            .24      .30        .42      .39

(3) Earnings per Share
Basic earnings per share is the per share allocation of income available to common stockholders based only on the weighted average number of common shares actually outstanding during the period. Diluted earnings per share represents the per share allocation of income attributable to common stockholders based on the weighted average number of common shares actually outstanding plus all dilutive potential common shares outstanding during the period.

The Company has granted stock options that are potentially dilutive to basic earnings per share, summarized as follows (shares in thousands):
                                         Outstanding as of
                                        --------------------
                                        July 2        July 3
                                         1999          1998
                                        ------        ------
Dilutive stock options,
  included in earnings per
  share calculations:
    Shares                                 494           783
    Average price per share            $  9.35       $ 11.23

Anti-dilutive stock options,
  excluded from earnings per
  share calculations:
    Shares                                 733           166
    Average price per share            $ 19.36       $ 23.74

The Company's earnings per share were also diluted by the effect of convertible debt, calculated as if the debt were converted on the first day of the period, with net income adjusted for interest expense (net of taxes) that would have been avoided if such conversion had occurred.

Following is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the second quarter and first six months (in thousands, except earnings per share data):
                                  Net           Common        Earnings
                               Earnings         Shares           Per
                              (Numerator)    (Denominator)      Share
                              -----------    -------------    --------
                              1999  1998      1999  1998     1999  1998
                              ----  ----      ----  ----     ----  ----
Second Quarter
--------------
Basic                       $2,090  2,038    8,699  8,656    $.24   .24

Common equivalent shares:
   From stock options                          101    251
   From convertible debt                       325    -

Add: Interest expense on
  convertible debt, net
  of income taxes               63    -
                             -----  -----    -----  -----
Diluted                     $2,153  2,038    9,125  8,907    $.24   .23
                             =====  =====    =====  =====

Six Months
----------
Basic                       $4,052  3,781    8,697  8,644    $.47   .44

Common equivalent shares:
   From stock options                           74    246
   From convertible debt                       325     -

Add: Interest expense on
  convertible debt, net
  of income taxes              125     -
                             -----  -----    -----  -----
Diluted                     $4,177  3,781    9,096  8,890    $.46   .43
                             =====  =====    =====  =====


(4) Comprehensive Income
Beginning in fiscal 1998, the Company has adopted SFAS 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components. Under SFAS 130, all items that are recognized under accounting standards as components of comprehensive income must be reported in the financial statements. The only element of comprehensive income that is applicable to the Company is the change in the foreign currency translation adjustment.

Following is a summary of comprehensive income (in thousands):

                                    Quarter ended     Six months ended
                                   ---------------    ----------------
                                   July 2   July 3    July 2    July 3
                                    1999     1998      1999      1998
                                   ------   ------    ------    ------

Net income                         $2,090    2,038     4,052     3,781

Other comprehensive income
 (expense) - foreign currency
  translation adjustment              848      (67)      933      (285)
                                    -----    -----     -----     -----
   Comprehensive income            $2,938    1,971     4,985     3,496
                                    =====    =====     =====     =====

(5) Other Assets
Other assets increased to $21.9 million at July 2, 1999 compared with $7.7 million at December 31, 1998, mainly because of the acquisition of the Montreal operations.

The most significant of these other acquired assets was a 5% equity investment in a limited partnership, valued at $9.8 million. The general partner in this venture is a large, international aerospace firm. The investment's objective is to enable the Montreal operations to participate in the development and implementation of a satellite network that will provide high-data-rate wireless services.

Another significant asset acquired with the Montreal operations was a $4.0 million net pension asset, representing the excess of pension assets compared with pension liabilities under defined plans for the Montreal operation's employees. This net pension asset will be used to fund future benefit obligations arising from the plans.

Following is a summary of other assets:
                                                July 2      December 31
                                                 1999           1998
                                                -------     -----------
Other assets                                    $ 8,157          7,684
Investment in limited partnership                 9,771	       -
Net pension assets                                3,999            -
                                                 ------          -----
   Total other assets                           $21,927          7,684
                                                 ======          =====

(6) Interim Segment Disclosures
The Company is organized into two reportable segments: Space and Electronics, and Wireless Products. Each segment is separately managed and comprises a range of products and services that share distinct operating characteristics. The Company evaluates each segment primarily upon operating profit.

These were the same two reportable segments disclosed as of the end of the preceding fiscal year; however, the Company has reclassified its satellite communications (SATCOM) product lines (comprising earth based terminal products for communicating via satellite) from Space and Electronics to Wireless Products.

The Company reported a significant increase in Space and Electronics assets as a result of the acquisition of the Montreal operations.

Following is a summary of the Company's interim segment data (in thousands):
                                    Quarter ended     Six months ended
                                   ---------------    ----------------
                                   July 2   July 3     July 2   July 3
                                    1999     1998       1999     1998
                                   ------   ------    -------  -------
Net sales:
  Space and electronics           $37,697   14,956     63,893   31,571
  Wireless products                29,758   31,275     58,755   57,336
                                   ------   ------    -------  -------
      Total                       $67,455   46,231    122,648   88,907
                                   ======   ======    =======  =======

Operating income (loss):
  Space and electronics           $ 2,203     (321)     4,096      836
  Wireless products                 1,634    4,117      3,261    6,206
                                   ------   ------    -------  -------
      Total                       $ 3,837    3,796      7,357    7,042
                                   ======   ======    =======  =======

Net earnings (loss):
  Space and electronics           $ 1,334     (339)     2,447      348
  Wireless products                   747    2,260      1,554    3,232
  Corporate                             9      117         51      201
                                   ------   ------    -------  -------
      Total                       $ 2,090    2,038      4,052    3,781
                                   ======   ======    =======  =======


                                                      July 2  December 31
                                                        1999      1998
                                                      ------- -----------
Assets:
  Space and electronics                              $ 96,831   61,781
  Wireless products                                    79,654   77,803
  Corporate                                             6,713    7,802
                                                      -------  -------
     Total                                           $183,198  147,386
                                                      =======  =======



ITEM 2.  	Management's Discussion And Analysis of
           Financial Condition and Results of Operations

RESULTS OF OPERATIONS
In January 1999, the Company acquired the Space Systems and Products Division of Spar Aerospace Limited and Spar Holdings, Inc. (a wholly-owned subsidiary of Spar Aerospace Limited) located near Montreal, Quebec. The transaction was accounted for as an asset purchase valued at $17 million, and no goodwill resulted.

Consolidated net sales for the second quarter and first six months of 1999 were $67.5 million and $122.6 million respectively, compared with $46.2 million and $88.9 million for the same respective periods in 1998. Most of this growth was in the space and electronics segment, which benefited from acquisition of the Montreal operations. Revenues in the wireless products segment decreased in the second quarter of 1999 from 1998 due to a lower level of orders from certain large customers for healthcare and infrastructure products. However, for the first six months, revenues in this segment increased slightly in 1999 compared with 1998 due to strong first quarter sales of logistics products.

Cost of sales, as a percentage of consolidated net sales, was 70% for the second quarter and 67% for the first six months of 1999, compared with 64% for the same periods in 1998. These increases were due to the significant growth of the Company's space operations, which have a higher cost of sales percentage than the remainder of the Company's operations.

Selling, general and administrative expenses, as a percentage of net sales, were 16% in the second quarter of 1999 and 18% for the first six months of 1999, compared with 22% in both periods of 1998. These decreases were attributable to the growth in the Company's space operations, which have a lower selling, general and administrative expense percentage than the remainder of the Company's operations.

Research and development expenses represent the cost of the Company's internally funded efforts. In the Company's space and electronics segment, significant research and development effort also occurs under specific customer orders and, accordingly, is reflected in cost of sales. The increase in research and development expenses is related to products being developed for new wireless applications in space, satellite communications, and private local area networks.

Interest expense increased in 1999 compared with 1998 due to increased debt associated with the assets purchased in Montreal.
The effective income tax rate for 1999 was 33%, compared with 39% for 1998. This decrease related to a comparatively higher proportion of 1999 pre-tax profits being derived from the Company's Canadian operations, which benefit from research-related income tax incentives.


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

Long-term debt increased in the first six months of 1999 mainly due to the financing of the assets purchased in Montreal. One-third of the purchase price was financed at closing through the Company's credit line with a U.S. bank. The remainder of the purchase price was financed by the seller in four equal installments, with the second installment being adjusted for actual versus projected working capital determined as of the closing date. In the second quarter of 1999, the Company paid the first installment in cash, with funds drawn from the Company's credit line with a U.S. bank. The other three installments are due, with annual interest of 5.5%, on December 31 of 1999 and the two subsequent years. These installments are payable, at the Company's option, either in cash or equivalent value of the Company's common stock.

In January 1999, the Company entered into a $7.5 million term loan agreement with an insurance company, secured by a mortgage on one of the Company's owned buildings. The loan is payable in equal monthly installments over 15 years with a fixed interest rate of 7.1%. In addition, in February 1999, the Company amended its existing revolving credit agreement with a bank in Canada to fund Canadian operations, increasing available borrowings to $24 million on a demand note, under a credit agreement extending through February, 2001.

Year 2000
---------
For the past two years, the Company has pursued a plan to modify existing information systems or implement new systems, as necessary, to become Year 2000-compliant in a timely manner. This plan involved identification and remediation of potential problems, as well as testing of new systems and processes and the development of contingency plans. Efforts encompassed not only the hardware and software that support the Company's information technologies, but also manufacturing hardware and other equipment and processes that may rely on embedded software. The Company has completed the main phase of the plan, which focused on internal operations. The Company's Year 2000 efforts are currently focused on communications with suppliers, to confirm that the Year 2000 issue will not have a significant effect on the Company's supply chain.

The Company believes that neither (1) the cost of addressing Year 2000, nor (2) the consequences of untimely resolution of remaining Year 2000 issues, will have a material effect on the Company's results of operations; however, management believes that the Company could be affected, particularly late in 1999, if potential customers for the Company's wireless network products delay purchases until after the end of the year due to the Year 2000 effort required of their own information technology personnel.

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


                                PART II
                      OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - The following exhibit is filed as part of this report:


      3.1 Second Amended and Restated Articles of Incorporation of EMS Technologies, Inc., effective March 22, 1999
            (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

      3.2   Bylaws of EMS Technologies, Inc., as amended through
            March 15, 1999 (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31,
            1998).

      4.1 EMS Technologies, Inc. Stockholder Rights Plan dated as of April 6, 1999 (Incorporated by reference to the Company's Report on Form 8-K dated April 6, 1999).

     10.1   EMS Technologies, Inc. Executive Annual Incentive
            Compensation Plan, as amended April 30, 1999.

     27.1   Financial Data Schedule

(b) Reports on Form 8-K - The Company filed a report on Form 8-K to disclose the adoption of a Stockholder Rights Plan, effective April 6, 1999. The Plan replaced a similar plan adopted in 1989 that expired on April 6, 1999.


    SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMS TECHNOLOGIES, INC.


By:  /s/ Thomas E. Sharon               Date:    8/16/99
    Thomas E. Sharon
    President and Chief Executive
      Officer



By:  /s/ Don T. Scartz                  Date:    8/16/99
    Don T. Scartz
    Treasurer and Chief Financial
    Officer