Form 10-Q
period 1999-10-01
EMS TECHNOLOGIES INC
filed 1999-11-15
CIK 32198

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             Form 10-Q

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ---    SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 1, 1999
                                        ---------------

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

                         Yes  X          No
                             ---            ---
The number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on November 1, 1999:

               Class                        Number of Shares
               -----                        ----------------
    Common Stock, $.10 par Value               8,713,110

                                  PART I
                          FINANCIAL INFORMATION

ITEM 1. Financial Statements

EMS Technologies, Inc.
Consolidated Statements of Earnings (Unaudited)
(In thousands, except net earnings per share data)

                                    Quarter ended     Nine months ended
                                   ---------------    -----------------
                                   Oct. 1   Oct. 2    Oct. 1     Oct. 2
                                    1999     1998      1999       1998
                                   ------   ------    -------    ------

Net sales                         $54,274   47,393    176,922   136,300
Cost of sales                      36,143   29,847    118,704    86,517
Selling, general and
  administrative expenses          10,760    9,692     33,201    29,025
Research and development expenses   5,760    3,682     16,049     9,544
                                   ------   ------    -------    ------
     Operating income               1,611    4,172      8,968    11,214

Non-operating income(expense), net   (138)     100       (218)      132
Interest expense                     (821)    (441)    (2,044)   (1,341)
                                   ------   ------     ------    ------
Earnings before income taxes          652    3,831      6,706    10,005
Income tax expense                   (126)  (1,480)    (2,128)   (3,873)
                                   ------   ------     ------    ------
     Net earnings                 $   526    2,351      4,578     6,132
                                   ======   ======     ======    ======
Net earnings per share:
   Basic                          $   .06      .27        .53       .71
   Diluted                            .06      .27        .52       .69

Weighted average number
 of shares:
   Common                           8,709    8,675      8,702     8,654
   Common and dilutive
     common equivalent              8,809    8,843      9,109     8,874


See accompanying notes to interim consolidated financial statements.



EMS Technologies, Inc.
Consolidated Balance Sheets (Unaudited)
(In thousands)

                                               October 1     December 31
                                                  1999          1998
                                               ---------     -----------
ASSETS

Current assets:
  Cash and cash equivalents                    $ 11,772          4,384
  Trade accounts receivable, net                 59,543         57,455
  Inventories:
    Work in process                               8,706          5,164
    Parts and materials                          22,012         19,657
                                                -------        -------
      Total inventories                          30,718         24,821
                                                -------        -------

  Deferred income taxes                           3,859          6,620
                                                -------        -------
      Total current assets                      105,892         93,280
                                                -------        -------
Property, plant and equipment:
  Land                                            2,970          1,150
  Building and leasehold improvements            25,311         15,493
  Machinery and equipment                        95,229         54,351
  Furniture and fixtures                          7,771          4,735
                                                -------        -------
      Total property, plant and equipment       131,281         75,729

  Less accumulated depreciation
   and amortization                              86,699         40,849
                                                -------        -------
      Net property, plant and equipment          44,582         34,880
                                                -------        -------
Other assets                                     21,718          7,684
Goodwill, net of accumulated amortization        11,152         11,542
                                                -------        -------

                                               $183,344        147,386
                                                =======        =======

See accompanying notes to interim consolidated financial statements.



EMS Technologies, Inc.
Consolidated Balance Sheets (Unaudited), continued
(In thousands except share data)

                                               October 1     December 31
                                                  1999          1998
                                               ---------     -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt       $  8,318          2,197
  Accounts payable                               18,153         11,815
  Income taxes                                      722          1,580
  Accrued compensation costs                      4,452          4,503
  Accrued retirement costs                          630            959
  Deferred revenue                                3,910          2,895
  Other liabilities                               1,436          1,154
                                                -------        -------
      Total current liabilities                  37,621         25,103

Long-term debt, excluding current installments   37,473         19,150
Deferred income taxes                             2,473          2,473
                                                -------        -------
      Total liabilities                          77,567         46,726
                                                -------        -------
Stockholders' equity:
  Preferred stock of $1.00 par value
   per share.  Authorized 10,000,000
   shares; none issued                              -              -
  Common stock of $.10 par value per
   share.  Authorized 75,000,000 shares;
   issued and outstanding 8,713,000 in
   1999 and 8,695,000 in 1998                      871             869
  Additional paid-in capital                    34,502          34,615
  Accumulated other comprehensive income -
   foreign currency translation adjustment      (1,613)         (2,263)
  Retained earnings                             72,017          67,439
                                               -------         -------
      Total stockholders' equity               105,777         100,660
                                               -------         -------

                                              $183,344         147,386
                                               =======         =======

See accompanying notes to interim consolidated financial statements.



EMS Technologies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
                                                   Nine Months Ended
                                                 ---------------------
                                                 Oct. 1         Oct. 2
                                                  1999           1998
                                                 ------         ------
Cash flows from operating activities:
  Net earnings                                  $ 4,578          6,132
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Depreciation and amortization                6,004          4,400
     Goodwill amortization                          390            912
     Changes in operating assets
      and liabilities:
       Trade accounts receivable                  2,502         (3,907)
       Inventories                               (4,471)        (3,746)
       Accounts payable                            (160)        (1,126)
       Income taxes                               2,010          1,192
       Accrued costs, deferred revenue
         and other current liabilities           (1,321)         2,278
       Other                                       (264)          (894)
                                                 ------          -----
     Net cash provided by operating activities    9,268          5,241
                                                 ------          -----
Cash flows from investing activities:
  Purchase of property, plant and equipment      (9,341)        (5,380)
  Payments for asset acquisition                 (9,622)           -
                                                 ------          -----
     Net cash used in investing activities      (18,963)        (5,380)
                                                 ------          -----
Cash flows from financing activities:
  Borrowing of long-term debt                    15,225            338
  Proceeds from exercise of stock options,
   net of withholding taxes paid                   (110)            32
                                                 ------          -----
     Net cash provided by financing activities   15,115            370
                                                 ------          -----

     Net change in cash and cash equivalents      5,420            231

Effect of exchange rates on cash                    938            187
Cash and cash equivalents at
 beginning of period                              4,384          4,300
                                                 ------          -----
Cash and cash equivalents at
 end of period                                  $10,742          4,718
                                                 ======          =====



EMS Technologies, Inc.
Consolidated Statements of Cash Flows (Unaudited), continued
(In thousands)

                                                   Nine Months Ended
                                                 ---------------------
                                                 Oct. 1         Oct. 2
                                                  1999           1998
                                                 ------         ------
Supplemental disclosure of cash flow
  information:
    Cash paid for interest                      $ 1,632          1,341
    Cash paid for income taxes                  $ 1,121          2,862

Noncash Investing and Financing:
In January 1999, the Company acquired (through its subsidiary, EMS Technologies Canada, Ltd.) the Space Systems and Products Division of
Spar Aerospace Limited and Spar Holding, Inc. (a wholly-owned subsidiary of Spar Aerospace Limited) located near Montreal, Quebec.
The transaction was accounted for as an asset purchase valued at $17,353,000. The Company paid $6,227,000 of the purchase price at closing and $3,395,000 for the first installment of the deferred portion of the purchase price, with funds provided under the Company's credit line with a U.S. bank. The remaining $7,731,000 of the purchase price is financed by the seller in three additional installments over a three-year period. See note 2 for further details of the acquisition and its financing.



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

The following schedule (in thousands, except per share data) presents pro forma consolidated financial data, as though the acquisition had occurred at the beginning of the period reported on:

                                    Quarter ended    Nine months ended
                                   ---------------   -----------------
                                   Oct. 1   Oct. 2   Oct. 1    Oct. 2
                                    1999     1998     1999      1998
                                   ------   ------   -------   -------
Pro Forma Consolidated Data:
Net sales                         $54,274   57,393   176,922   173,231
Net income                            526    2,134     4,578     5,573
Earnings per share:
   Basic                              .06      .25       .53       .64
   Diluted                            .06      .24       .52       .62


(3) Agreement to Acquire Controlling Interest In Satellite Venture
On September 30, 1999, the Company entered into an agreement to acquire controlling interest of NetSat28, LLC, based in Annapolis, Maryland. NetSat28 has been licensed by the U.S. Federal Communications Commission
(FCC) to launch and operate a Ka-band satellite over the continental United States. Once implemented, the NetSat28 system would provide high-speed Internet access and other broadband services. The NetSat28 service would target small businesses, as well as home office and high-end residential users. The Company believes that NetSat28's patented approach to its satellite architecture is complementary to the Company's advanced communications technologies and systems-engineering capability.

Under the agreement, the Company would invest $3.8 million in exchange for a 50.1 percent equity stake in NetSat28, and also would contribute significant developmental efforts for the ground infrastructure. As specified milestones are met, the Company would acquire an additional 45 percent of NetSat28 equity, in exchange for up to 1.25 million shares of the Company's common stock. The transaction is contingent upon the FCC's approval of the transfer of control of NetSat28, and several parties have filed motions in opposition to the requested approval.


(4) Earnings per Share
Basic earnings per share is the per share allocation of income available to common stockholders based only on the weighted average number of common shares actually outstanding during the period.
Diluted earnings per share represents the per share allocation of income attributable to common stockholders based on the weighted
                                  Page 9
EMS Technologies, Inc.
Notes to Interim Consolidated Financial Statements (Unaudited), continued

average number of common shares actually outstanding plus all dilutive potential common shares outstanding during the period.

The Company has granted stock options that are potentially dilutive to basic earnings per share, summarized as follows (shares in thousands):

                                         Outstanding as of
                                        --------------------
                                        Oct. 1        Oct. 2
                                         1999          1998
                                        ------        ------
Dilutive stock options,
  included in earnings per
  share calculations:
    Shares                                 484           598
    Average price per share            $  9.33          9.78

Anti-dilutive stock options,
  excluded from earnings per
  share calculations:
    Shares                                 736           312
    Average price per share            $ 19.33         21.41

The Company's earnings per share for the nine months were also diluted by the effect of convertible debt, calculated as if the debt were converted on the first day of the period, with net income adjusted for interest expense (net of taxes) that would have been avoided if such conversion had occurred.

Following is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the second quarter and first six months (in thousands, except earnings per share data):
                                  Net           Common         Earnings
                               Earnings         Shares            Per
                              (Numerator)    (Denominator)       Share
                              -----------    -------------    ----------
                              1999   1998     1999    1998    1999  1998
                              ----   ----     ----    ----    ----  ----
Third Quarter
-------------
Basic                       $  526  2,351    8,709   8,675    $.06   .27

Common equivalent shares:
   From stock options                          100     168
                             -----  -----    -----   -----
Diluted                     $  526  2,351    8,809   8,843    $.06   .27
                             =====  =====    =====   =====

Nine Months
-----------
Basic                       $4,578  6,132    8,702   8,654    $.53   .71

Common equivalent shares:
   From stock options                           82     220
   From convertible debt                       325      -

Add: Interest expense on
  convertible debt, net
  of income taxes              167     -
                             -----  -----    -----   -----
Diluted                     $4,745  6,132    9,109   8,874    $.52   .69
                             =====  =====    =====   =====


(5) Comprehensive Income
Beginning in fiscal 1998, the Company has adopted SFAS 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components. Under SFAS 130, all items that are recognized under accounting standards as components of comprehensive income must be reported in the notes to financial statements. The only element of comprehensive income that is applicable to the Company is the change in the foreign currency translation adjustment.

Following is a summary of comprehensive income (in thousands):

                                    Quarter ended     Nine months ended
                                   ---------------    -----------------
                                   Oct 1     Oct 2     Oct 1     Oct 2
                                    1999      1998      1999      1998
                                   ------    ------    ------    ------

Net income (as reported in the
 consolidated statements of
 earnings)                         $  526     2,351     4,578     6,132

Other comprehensive income
  (expense) - foreign currency
  translation adjustment             (283)       50       650      (235)
                                    -----     -----     -----     -----
   Comprehensive income            $  243     2,401     5,228     5,897
                                    =====     =====     =====     =====

(6) Other Assets
Other assets increased to $21.7 million at October 1, 1999 compared with $7.7 million at December 31, 1998, mainly because of the acquisition of the Montreal operations.

The most significant of these other acquired assets was a 5% equity investment in a limited partnership, valued at $9.7 million. The general partner in this venture is a large, international aerospace firm. The investment's objective is to enable the Montreal operations to participate in the development and implementation of a satellite network that will provide high-data-rate wireless services.

Another significant asset acquired with the Montreal operations was a $4.0 million net pension asset, representing the excess of pension assets compared with pension liabilities under defined plans for the Montreal operation's employees. This net pension asset will be used to fund future benefit obligations arising from the plans.

Following is a summary of other assets:
                                                 Oct 1      December 31
                                                  1999          1998
                                                -------     -----------
Other assets                                    $ 8,021          7,684
Investment in limited partnership                 9,719            -
Net pension assets                                3,978            -
                                                 ------          -----
   Total other assets                           $21,718          7,684
                                                 ======          =====

(7) Interim Segment Disclosures
The Company is organized into two reportable segments: Space and Electronics, and Wireless Products. Each segment is separately managed and encompasses a range of products and services that share distinct operating characteristics. The Company evaluates each segment primarily upon operating profit.

These were the same two reportable segments disclosed as of the end of the preceding fiscal year; however, effective for 1999, the Company has reclassified its satellite communications (SATCOM) product lines
(comprising earth based terminal products for communicating via satellite) from Space and Electronics to Wireless Products.

The Company reported a significant increase in net sales and assets for Space and Electronics as a result of the acquisition of the Montreal operations.

Following is a summary of the Company's interim segment data (in thousands):
                                    Quarter ended     Nine months ended
                                   ---------------    -----------------
                                   Oct. 1   Oct. 2    Oct. 1    Oct. 2
                                    1999     1998       1999      1998
                                   ------   ------    -------   -------
Net sales:
  Space and electronics           $24,307   15,631     88,200    47,202
  Wireless products                29,967   31,762     88,722    89,098
                                   ------   ------    -------   -------
      Total                       $54,274   47,393    176,922   136,300
                                   ======   ======    =======   =======

Operating income (loss):
  Space and electronics           $   374     (212)     4,470       624
  Wireless products                 1,237    4,384      4,498    10,590
                                   ------   ------    -------   -------
      Total                       $ 1,611    4,172      8,968    11,214
                                   ======   ======    =======   =======

Net earnings (loss):
  Space and electronics           $   (58)    (290)    2,389      (104)
  Wireless products                   574    2,533     2,128     5,863
  Corporate                            10      108        61       373
                                   ------   ------   -------   -------
      Total                       $   526    2,351     4,578     6,132
                                   ======   ======   =======   =======


                                                      Oct 1  December 31
                                                      1999      1998
                                                     ------- -----------
Assets:
  Space and electronics                             $ 98,450    61,781
  Wireless products                                   78,168    77,803
  Corporate                                            6,726     7,802
                                                     -------   -------
     Total                                          $183,344   147,386
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

Consolidated net sales for the third quarter and first nine months of 1999 were $54.3 million and $176.9 million respectively, compared with $47.4 million and $136.3 million for the same respective periods in 1998. This net growth was attributable to the space and electronics segment, which benefited from acquisition of the Montreal operations. Revenues in the wireless products segment were slightly lower in 1999 compared with 1998 due to schedule deferrals by certain large customers that had ordered wireless networks, and due to lower sales of healthcare products.

Cost of sales, as a percentage of consolidated net sales, was 67% for both the third quarter and the first nine months of 1999, compared with 63% for the same periods in 1998. These increases were due to the significant growth of the Company's space operations, which on average have a higher cost of sales percentage than the remainder of the Company's operations. The Company also had lower absorption of overhead costs than in 1998 at the Company's Atlanta facilities; this resulted from lower-than-expected sales caused by customer delays in initiation of major new satellite programs in which the Company expects to participate.

Selling, general and administrative expenses, as a percentage of net sales, was 20% for the third quarter and 19% for the first nine months of 1999, compared with 20% and 21% for the same respective periods in 1998. The decrease in the first nine months of 1999 compared with 1998 was attributable to the growth in the Company's space operations, which generally had a lower selling, general and administrative expense percentage than the remainder of the Company's operations.

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

The year-to-date effective income tax rate for 1999 was 32%, compared with 39% for 1998. This decrease related to a comparatively higher proportion of 1999 pre-tax profits being derived from the Company's Canadian operations, which benefit from research-related income tax incentives.

Liquidity and Capital Resources
-------------------------------
The increase in cash was mainly a result of cash provided by operating activities. Management believes that the Company's present liquidity, together with cash from operations and sources of external financing, will support its current business activities and near-term capital investment plans. However, additional sources of liquidity will be needed over the next few years if the Company and its markets continue to grow, and particularly if the Company completes the acquisition of a controlling interest in NetSat28, LLC and proceeds with the proposed design, construction and launch of a geostationary Ka-band satellite for broadband communications.

Long-term debt increased in the first nine months of 1999 mainly due to the financing of the assets purchased in Montreal. One-third of the purchase price was financed at closing through the Company's credit line with a U.S. bank. The remainder of the purchase price was financed by the seller in four equal installments, with the second installment being adjusted for actual versus projected working capital determined as of the closing date. In the second quarter of 1999, the Company paid the first installment in cash, with funds drawn from the Company's credit line with a U.S. bank. The other three installments, totaling $7,731,000, are due, with annual interest of 5.5%, on December 31 of 1999 and the two subsequent years. These installments are payable, at the Company's option, either in cash or equivalent value of the Company's common stock.

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

The Company believes that neither (1) the cost of addressing Year 2000, nor
(2) the consequences of untimely resolution of remaining Year 2000 issues, will have a material effect on the Company's results of operations; however, management believes that the Company could be affected, particularly in the fourth quarter of 1999, if potential customers for the Company's wireless network products delay purchases until after the end of the year due to the Year 2000 efforts required of their own information technology personnel.

Risk Factors and Forward-Looking Statements
-------------------------------------------
Forward looking statements with respect to expected program participation, cash flows and tax rates are included in management's discussion and analysis of financial condition and results of operations. Actual results could differ materially from those suggested in any forward-looking statements as a result of a variety of factors. Such factors include, but are not limited to:

- the Company's ability to achieve product development and manufacturing objectives within the cost and timing parameters created by customers and end-users;

- the timeliness of orders and payments from customers;

- the availability of funding for major new space programs;

- the strength and timing of end-user demand for new communications services, such as broadband services;

- the effects of technology and communications systems that may be developed by competitors; and,

- the outcome of Federal Communications Commission proceedings in which several parties have filed opposing motions related to the Company's proposed control of NetSat28 LLC.

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



                                PART II
                          OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - The following exhibits are filed as part of this report:

       2.1 Member Interest Purchase Agreement, dated September 30, 1999, by and among EMS Technologies, Inc., NetSat28, LLC and NationNet LLC.

       3.1 Second Amended and Restated Articles of Incorporation of EMS Technologies, Inc. effective March 22, 1999 (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.)

       3.2 Bylaws of EMS Technologies, Inc., as amended through March 15, 1999 (Incorporated by reference to the Company's annual Report on Form 10-K for the year ended December 31, 1998).

      27.1   Financial Data Schedule

(b) Reports on Form 8-K - No Reports on Form 8-K were filed during the quarter ended October 1, 1999



                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMS TECHNOLOGIES, INC.


By:  /s/ Thomas E. Sharon               Date:    11/12/99
    -----------------------------                --------
    Thomas E. Sharon
    President and Chief Executive
      Officer



By:  /s/ Don T. Scartz                  Date:    11/12/99
    -----------------------------                --------
    Don T. Scartz
    Treasurer and Chief Financial
      Officer