Form 10-K
period 1999-12-31
EMS TECHNOLOGIES INC
filed 2000-03-30
CIK 32198

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-K

X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

          For the fiscal year ended December 31, 1999
                    Commission File #0-6072

                     EMS TECHNOLOGIES, INC.
      ----------------------------------------------------
     (Exact name of registrant as specified in its charter)

           Georgia                           58-1035424
    ----------------------               -------------------
   (State of incorporation)             (IRS Employer ID No.)
      or organization)

    660 Engineering Drive
      Norcross, Georgia                       30092
    ---------------------                    --------
    (Address of principal                   (Zip Code)
     executive offices)

Registrant's Telephone Number, Including Area Code -  (770) 263-9200

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K: [X]

The aggregate market value of voting stock held by persons other than directors or executive officers on March 23, 2000 was $191.5 million, based on a closing price of $22.38 per share. The basis of this calculation does not constitute a determination by the registrant that all of its directors and executive officers are affiliates as defined in Rule 405.

As of March 10, 2000, the number of shares of the registrant's common stock outstanding was 8,751,581 shares.

                   DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Company's 1999 Annual Report to Shareholders and definitive proxy statement for the 2000 Annual Meeting of Shareholders of the registrant is incorporated herein by reference in Parts II, III and IV of this Annual Report on Form 10-K.


                               PART I

ITEM 1.  Business.

GENERAL

SUMMARY

EMS Technologies, Inc. (the "Company") designs, manufactures and markets products that are important in many kinds of wireless communications. The Company focuses on the needs of the mobile information user, with an increasing emphasis on broadband applications for high-data-rate, high-capacity wireless communications.

The Company is organized around two reportable business segments: Space and Technologies, and Wireless Products. Each segment is separately managed and comprises products and services that share distinct operating characteristics. However, the Company believes that one of its competitive strengths is the technological and marketing synergy that occurs between the segments, as well as between the Company's various product lines. The Company believes that this synergy creates a path for highly advanced technologies to migrate to products for broader markets.

(1) 	Space and Technologies
This segment manufactures custom-designed, highly engineered hardware for use in space and satellite communications, radar, surveillance and military counter-measures. A major strategic emphasis in this segment is the development of broadband technologies for use in high-data-rate, high-capacity satellite communications systems. The Company believes such systems will have an important role in the future delivery of a wide range of services, including Internet access, and that these systems will have technical features that make them competitive with hard-wired alternatives. Orders in this segment typically involve long-term contracts with production schedules that can extend a year or more, and most revenues are recognized under percentage-completion accounting. Hardware is sold to prime contractors or systems integrators rather than end-users. The Space and Technologies segment accounted for 49%, 33% and 37% of consolidated net sales in 1999, 1998 and 1997, respectively.

(2) 	Wireless Products
The Wireless Products segment manufactures standardized antennas, terminals, and other wireless network products for use in logistics, healthcare information management, transportation, PCS/cellular communications, and satellite communications. The manufacturing cycle for each order is generally just a few days, and revenues are recognized upon shipment of hardware. Hardware is marketed to end-users and to third-parties who incorporate their products and services with the Company's hardware for delivery to an end-user. The Wireless Products segment accounted for 51%, 67% and 63% of consolidated net sales in 1999, 1998 and 1997, respectively.

The discussion of the Company's business set forth in this Item 1 is qualified by the materials appearing below under the heading "RISK FACTORS AND FORWARD-LOOKING STATEMENTS."

BACKGROUND

In its Space and Technologies segment, the Company has developed strong expertise in components and subsystems. In the mid-1970's, the Company pioneered the use of electronic beam-forming networks ("BFNs"). A BFN allows a satellite to electronically adjust its antenna pattern in orbit. BFN technology was originally used by defense communications satellites to combat interference from the ground, but it has become important in a wide range of modern communications satellites. The Company's heritage in BFN technology has led to the development of "spot-beam" technology that allows commercial satellites to cover specific areas on the earth's surface; when coupled with the use of high frequencies such as the Ka band, this spot-beam technology allows for high-data-rate communications and very high capacity. The Company also produced the first all-electronic switch matrix to provide flexible interconnectivity between uplink and downlink channels in a commercial communications satellite.

In 1999, the Company added expertise in space systems, payload integration and ground terminal technologies by acquiring the Space Systems and Products Division of Spar Aerospace Limited, based in Montreal. This division has long been one of the leading competitors in the Canadian and international space industries. It has produced payloads and full antenna systems for major communications and remote sensing satellites, as well as robotics for NASA's Space Shuttle.

In the Wireless Products segment, there are three main product lines: (1) wireless networks, (2) wireless infrastructure, and (3) SATCOM. In the first of these, the Company has developed wireless local-area computer networks that provide mobility and real-time data communications. These products enhance productivity of mobile workers and improve accuracy of transaction processing operations. The principal market is for material management functions in warehouses and distribution centers (the "logistics" market). Another important market relates to automation of patient care records in the healthcare environment (the "healthcare" market). More recently, the Company has applied its technologies in route-accounting and transportation (the "transportation" market), in which mobile computers are used by delivery and trucking personnel to track sales and inventory.


The Company's fastest growing wireless product line over the past three years has been a line of cellular/PCS base station antennas ("wireless infrastructure"). The leading product in this line (marketed under the "DualPol" trademark) employs polarization-diversity technology. These antennas allow cell-site tower structures that are much simpler and less obtrusive than conventional antenna towers. In addition, these antennas offer superior coverage and resistance to signal-fading, as compared with networks with conventional vertical polarization antennas. The Company also offers a full line of lower-priced, conventional antennas for both cellular and PCS networks. These products, along with a family of accessory products, are marketed to service providers and to original equipment manufacturers ("OEMs") domestically and internationally.

The Company has also established an industry-leading position in the market for SATCOM (satellite communications) antennas and terminals. Initially these products were developed for international search and rescue, in which satellite technology helps locate downed aircraft or oceangoing ships in distress. The most successful component of the Company's SATCOM product lines was developed for advanced communications by corporate jets. In these aeronautical applications, the Company's antennas are mounted atop the jet's stabilizer and automatically change position to remain pointed at a communications satellite during flight; these systems provide voice, data and video communications via satellite. The Company has recently begun introducing other SATCOM products, including an airborne antenna system to deliver multi-channel video to commercial aircraft, a packet-data terminal to provide messaging/tracking services to over-the-road trucks, and an antenna for satellite-based monitoring of locomotives.


MARKETS AND PRODUCTS

Space and Technologies Markets.
In the U.S., satellite technology was historically funded by the military for defense applications. Commercial use was cost-effective only for specialized high-capacity applications in the telecommunications and broadcast industries. However, satellite-based voice and data networks are increasingly being used for a variety of lower-cost, high-volume commercial applications as a result of improvements in satellite technology. New commercial applications include mobile telephony and data communications.

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

Demand for commercial satellites will be determined by several factors, including:

     (1) growth in demand for new satellite-based applications, such as mobile communications or data services,

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

Proposed system architecture is also affecting the design of ground-based terminals for future satellite networks. New proposed systems will operate at high frequencies. Several systems will be based on a constellation of satellites, each with its own complicated antenna system, to produce coverage patterns on the earth that are similar to cellular telephone systems. Because of the high frequencies and small cells used by these new systems, the ground terminals will be much smaller and more affordable than their lower-frequency predecessors, and will require smaller antennas with lower transmitter power. Ground terminals for LEO (low earth orbiting) systems will also need to include low-cost scanning antennas to track the satellites as they move overhead, handing-off from one satellite to the next as the constellation progresses.

Space and Technologies Products.
The Company designs and manufactures innovative satellite communications products. These products include satellite systems, subsystems and components that address the need for reliable, high-speed communications systems. The Company believes that the next generation of commercial communications satellites will be able to utilize technologies, such as multiple spot-beam antennas, highly integrated on-board switching, and advanced hub-and-terminal equipment, in which the Company has significant experience. The products developed by the Company for Space and Technologies comprise six main lines:
     1.  Antenna products
     2.  Microwave and power products
     3.  Ferrite products
     4.  Digital command and control products
     5.  Optical products, and
     6.  Broadband products.

- Antenna Products
For over thirty years, EMS has been providing innovative products for satellite antennas. The Company has experience in a variety of frequency ranges, including UHF, S, C, X, Ku, Ka, Q, V and W bands. Employing a wide variety of technologies and architectures for fixed, mobile and broadcast applications, the Company's antenna products include:
     - shaped reflectors,
     - dual aperture shaped reflectors,
     - direct radiating arrays,
     - steerable antennas,
     - omni antennas,
     - Gregorian and Cassegrain antennas,
     - lens antennas,
     - deployable reflectors,
     - dual polarized antennas, and
     - phased arrays.

EMS is providing or has provided antenna products to such prominent space programs as Radarsat, TDRSS, MSAT, Inmarsat, International Space Station, Koreasat, SkyBridge and Anik-B,C,D and E. Currently under development are antennas systems for the anticipated high-capacity multimedia satellite systems such as SkyBridge.


- Microwave and Power Products
Microwave products and subsystems are an instrumental part of many commercial, defense and space systems. Microwave products control the microwave communications signals processed in a spacecraft. Microwave products include low-noise amplifiers, repeaters, transponders, and solid-state power amplifiers.

Power products provide highly efficient (up to 95%) conditioning of electric power aboard a spacecraft. In addition to their efficiency, the Company's power products have low mass, very low noise and are hardened against the radiation that spacecraft experience at various orbit levels.

The Company is providing or has provided microwave and power products to such programs as ACeS, Brazilsat, Anik-E, TDRSS, ERS-1, Radarsat,
International Space Station, MSAT, Telstar, Intelsat, Galaxy and Astolink.


- Ferrite Products
EMS pioneered the use of ferrite materials in space and defense systems. Ferrite products provide phase and amplitude control of communications signals. The design, development and manufacture of ferrite products requires considerable specialized in-house capabilities. These products include ferrite circulators, isolators, phase shifters, switches and switching networks, and transmit-receive networks. Ferrite products are integrated into satellite, shipboard, ground-based and airborne applications, including
     - direct broadcast,
     - direct audio,
     - commercial and military communications,
     - earth observation,
     - multimedia, and
     - defense systems.

The Company's ferrite products have been utilized in such programs as GEOSAT, ENVISAT, TDRS, MILSTAR, and ACTS.


- Digital Command and Control Products
The Company has a long heritage of supplying space-qualified computers, controllers and digital signal processors. This equipment is used for antenna pointing mechanism electronics, payload control, attitude control, power switching, command decoding, and telemetry gathering. Major space programs that use the Company's products include Brazilsat, Intelsat IV, TEDRSS, ERS-1, Radarsat, the Space Shuttle, the International Space Station, and Anik B and E.


- Optical Products
The Company has developed optical instruments and components for space agencies and commercial customers. The Company's latest optical product is a high-speed star tracker, which uses the position of the stars to provide attitude control information for stabilizing a satellite's flight. The Company has provided optical instruments to such programs as WINDII, Viking, and NASA Image.


- Broadband Products
The latest Space and Technologies product line is devoted to emerging broadband, multimedia satellite applications. The Company is developing products for both the satellite payload and the ground terminal/hub station elements of future broadband systems. An important element of EMS's terminal products is the MF-TDMA (multi-frequency time division multiple access) architecture that the Company has developed to enhance system capacity. Another key element in the Company's broadband initiative is its experience in the development of high-frequency (Ka) antenna and beam-shaping technology that allows for frequency re-use and high capacity.

The Company is currently developing a new broadband application for SES Astra, Europe's largest provider of direct-to-home satellite broadcast services. The new system will utilize existing SES satellites, and it will create the first commercial Ka-band system for high-speed two-way communications - including Internet access - via satellite. EMS will supply the up-link system that provides a packet data, "bandwidth-on-demand" protocol.


Wireless Products and Markets.

The Company's wireless products are focused on the markets for (1) wireless local area computer networks for logistics and healthcare,
(2) wireless infrastructure, and (3) SATCOM products.


                       Wireless Local Area Networks.

Markets for Wireless Local Area Networks

Major technological advances and changes in the regulatory environment have led to the development and proliferation of wireless computer networks that extend the reach of existing wired networks. Wireless local area networks
(LANs) now accommodate notebook computers, pen-based notepads and handheld computer terminals. By providing network connectivity for mobile users, these products increase the accuracy, timeliness and convenience of data collection and information access. Traditionally, these wireless LAN systems were developed for operation using narrow band UHF radios at 450 MHz. The current generation of wireless LAN systems typically operate at 900 MHz with data rates in the range of 56-64 Kbps. The next generation of wireless LAN systems support even higher data rates of 1 Mbps and operate at 2.4 GHz. Future video transmissions and conferencing systems will likely use the 5.7 GHz frequency band where transmission rates of up to 25 Mbps are foreseen.

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


Wireless Local Area Network Products.
The Company's wireless LANs provide mobility and real-time data communications to enhance productivity. The Company's wireless LANs have been installed at more than 5,000 sites world wide, including the facilities of many Fortune 500 companies and some of the world's largest materials handling installations, such as distribution centers and seaports.

The Company's wireless logistics systems, which generally incorporate bar-code scanning capabilities, are compatible with commonly used customer-owned computers and can be configured for a variety of applications. A typical system consists of mobile computer terminals that incorporate radio transmitters and receivers, a base station that communicates with these terminals, a controller that provides an interface between the base station and host computer, and software that manages and facilitates the communications process.

- Mobile Computers.
The Company offers several types of mobile computers, all of which utilize radio frequency technology:

     (1) Hand-held mobile computers are small, lightweight and intended to be carried by people,

     (2) Vehicle-mounted mobile computers are larger, heavy-duty products for use on fork-lifts, cranes and other mobile materials handling equipment,

     (3) A table-top model is used for fixed positions where computer cabling is not practical, and

     (4) Wireless modems provide wireless communication capabilities for other devices, such as small computers or process controllers.

All mobile computers incorporate built-in radios that operate either in a licensed, narrow frequency band or in an unlicensed broader, "spread spectrum" frequency band. The Company's mobile computers incorporate Intel (registered trademark) processors that allow support for either terminal emulation or client-server applications.

- Radio Base Stations and Controllers.
The wireless communications link between the mobile computer terminal and the host computer or network is completed by a radio base station and controller. The radio base station and controller may be integrated into a single unit for smaller systems. A base station converts the radio signals from a mobile computer terminal to digital signals recognizable by the host computer, and also converts data from the host computer into radio signals for transmission to the terminals. Radio base stations can operate effectively in facilities of many sizes and structural designs.

Controllers provide the critical interface between the radio base station and the host computer. The Company's controllers provide transparent connectivity to all widely accepted computer architectures without modifications of existing applications software and network structure. Controllers also manage complex transmission traffic with sophisticated programming algorithms.


- Other Logistics Products.
In addition to the basic system hardware, the Company offers various accessories:

     (1) Bar code scanners,

     (2) Battery chargers,

     (3) Portable printers,

     (4) Software products for system communications, integrated applications and terminal emulation, and

     (5) Repair and maintenance services.


- Healthcare Products and Services.
The Company designs and implements wireless networks for healthcare information applications, which involve integration of its own products with specialized terminals and radios from other manufacturers. The Company's leading healthcare product is a mobile clinical workstation. This mobile computer provides full desktop functionality, a wireless connection to the host network, and the mobility of an adjustable cart with its own power supply.

The Company has strategic alliances or VAR (value added reseller)
arrangements with several of the leading healthcare information management
companies that incorporate EMS products in their systems.   The Company has
completed wireless LAN installations in a significant number of hospitals and healthcare facilities.

                        Wireless Infrastructure


Wireless Infrastructure Market.

National and international infrastructure for wireless communications has been expanding to support growing worldwide demand. This demand is being fueled by

     (1) decreasing prices for wireless handsets,

     (2) a more favorable regulatory environment,

     (3) greater competition among service providers, and

     (4) more availability of services and RF spectrum.

In addition, certain developing countries are installing wireless telephone networks as an alternative to installing, expanding or upgrading traditional hard-wired networks. Emerging wireless data applications may also expand the market by allowing service providers to increase revenue-generating traffic on their networks.

Specific technological trends are also affecting the wireless industry. For example, the continuing growth of the wireless communications market has strained the capacity of traditional analog cellular systems that can carry only one call per channel of radio spectrum. As a result, many service providers are installing new digital equipment to increase per-channel capacity by factors ranging from three to eight. In addition, service providers have begun to construct PCS digital networks that operate at twice the frequency level of cellular systems; this provides the greater bandwidth necessary for an expanded range of voice and data services. However, PCS technology requires smaller cells than analog technology and, as a result, approximately four times the number of base stations to complete its geographical build-out.

Although existing systems have been almost exclusively devoted to the mobile voice/paging market, several proposed systems would offer high-speed wireless services to both businesses and consumers as an alternative to wireline approaches. Initial system applications appear to be in point-to-multipoint communications, for which several service providers have licensed spectrum and are conducting field tests. Base station antennas in point-to-multipoint systems emulate the multiple-beam antennas designed for space, and TDMA switching technology could be implemented with hardware very similar to the Company's satellite technologies described previously in this document.

Wireless Infrastructure Products.

The Company has developed several advanced base station antennas for the wireless infrastructure market:

- Dual Polarization Antenna Products.
The Company's "DualPol (trademark)" antenna utilizes polarization diversity to combine the functionality of three vertically-polarized antennas (two receive and one transmit) into a single, compact device. With fewer antennas required, "DualPol (trademark)" technology allows the supporting antenna tower to be much smaller and less expensive than a traditional cellular/PCS antenna site, which must support the weight and wind-loading of a large mounting structure atop the tower. An increasingly important factor in establishing the location of a cell site is the aesthetics of the tower structure. Unlike traditional vertical polarization cellular antennas, the Company's "DualPol (trademark)" antennas can be mounted in a very compact configuration that can fit on top of existing utility poles, or be disguised, for example, in a clock tower. The mounting flexibility not only benefits the service provider in obtaining site approvals, but also results in lower installation and structure costs. Further, these antennas offer superior coverage and resistance to signal-fading, as compared with networks with conventional vertical polarization antennas.

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


                            SATCOM Products

Market for SATCOM Products.

The first aeronautical systems for telephony utilized a ground-based network of antennas. These networks were not only limited in the voice-quality of their communications, but they were unable to provide coverage over water for international travel. The next step in the evolution of aeronautical telephony was the use of a special antenna aboard the aircraft that allowed not only voice but limited data and FAX capabilities. With the need for mobile communications in the business world, aeronautical SATCOM systems are now commonly used in corporate jets around the world.


SATCOM Products.

The Company's line of SATCOM products include the following:

- Aeronautical Antennas.
The Company a family of aeronautical communications products, including an industry-leading INMARSAT antenna, the AMT-50, which is a mechanically-steered antenna that is connected to an aircraft's navigational system and automatically remains directed toward a geostationary communications satellite for voice and low data-rate communications. This antenna is mounted under a small, unobtrusive radome atop an aircraft's tail stabilizer. The Company believes that this product has the leading market share in the high-end corporate jet market. The Company has also developed its "CALQUEST (trademark)" product, which is a complete satellite telephone system for use over North and Central America on a wide range of turbo-prop and jet aircraft.

The Company has also developed a steerable antenna system designed to provide live television to jet aircraft by wireless link to a broadcast satellite. The system includes a low-profile mechanically steerable antenna system, mechanical positioner, and a beam steering unit to keep the antenna properly pointed at the satellite during the motion associated with flight. The DBS antenna and AMT-50 can be mounted together under a single radome (designed and supplied by the Company) atop a jet's stabilizer. This antenna system is part of the full system for delivery of live video service to aircraft, provided by the Company's industrial partner, Honeywell.

The latest aeronautical antenna from the Company is used in a multi-channel video system for commercial aircraft. The video systems include small flat-panel video screens installed in each seat-back, and they are installed and marketed by industrial partners. In late 1999, the Company began delivering these antennas for installation with two startup carriers based in New York and Dallas. Both airlines have put these systems into certification testing, and they expect to begin offering regular video service to customers in the second quarter of 2000.

- Other SATCOM Products.
The Company is a leading provider of the ground station equipment associated with satellite-based "search and rescue" systems, including the local-user terminals that process information received from satellites.
The local-user terminal determines the location of the maritime or aviation beacons that transmit distress signals to the satellite system, and typically displays the results for intervention by emergency authorities. This terminal technology can also be adapted for routine tracking and management of aviation and maritime fleets.

The Company has also developed SATCOM antennas for use aboard locomotives. These antennas provide the link for satellite-based remote monitoring services offered by General Electric Transportation Systems.

The latest SATCOM product to be introduced is a new packet-data terminal for tracking and two-way communications by over-the-road vehicles in North and Central America. The terminal's omni antenna, with built-in geo-positioning system and radio circuitry, is packaged in a small, economical enclosure weighing less than three pounds. The Company has completed development, as well as type-testing with the satellite service provider. The Company is beginning beta testing with value-added resellers, and it expects to begin commercial production of this product by mid-2000.


SALES AND MARKETING
The Company's sales and marketing strategy varies depending upon the product line. Due to the technical nature of the Company's products, some of these sales efforts must be conducted primarily by internal personnel with a strong engineering background. Particularly in the Space and Technologies group, many of these personnel have other engineering or management responsibilities within the Company. The Company also utilizes independent marketing representatives, both in the U.S. and internationally. These individuals are selected for their knowledge of the local market and their ability to provide technical support and ongoing, direct contact with the Company's current and potential customers.

In Space and Technologies, the development of major business opportunities often involves significant bid and proposal effort; this work can include complex engineering to determine the technical feasibility and cost effectiveness of various design approaches. Most of the Company's bid and proposal costs are reported in cost of sales, although a portion of these costs is classified as selling, general and administrative expenses. Total bid and proposal costs were $2.6 million in 1999, $2.5 million in 1998, and $1.8 million in 1997.

The markets for space and satellite communications comprise a relatively small number of customers, which are typically well-known large corporations. The Company's Space and Technology marketing efforts rely on ongoing communications with this base of potential customers, both to determine the customers' future needs and to inform customers of the Company's capabilities. Because the Company can often receive multiple orders from many of these customers, technical support and service after the sale are also crucial to maintaining a strong supply relationship.

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

For wireless infrastructure, sales and marketing are performed by internal staff plus three regional sales offices in North America. Direct sales of logistics systems are performed by an internal sales support staff, 20 regional sales persons in North America, and six European subsidiaries. For healthcare, the Company relies solely on its strategic partners for their sales efforts, and works closely with them to identify and meet customer needs and to provide necessary customer support. For marketing of SATCOM products, the Company relies on its relationships with major airframe manufacturers, avionics manufacturers, a network of completion centers that install aeronautical products, and value-added resellers.


BACKLOG
The backlog of consolidated orders at December 31, 1999 was $133 million, compared with $58 million one year earlier. Wireless Products customers typically require short delivery cycles, and this segment does not develop substantial order backlog. However, backlog is very important in the Space and Technologies segment, due to the long-term nature of that business.
The backlog for Space and Technologies at December 31, 1999 was $112 million, compared with $43 million one year earlier. This increase was primarily due to the purchase of the Montreal-based operations.


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

The electronic components and supplies, printed circuit assemblies, keypad assemblies and molded parts needed for the Company's wireless products are generally available from a variety of sources. Bar code scanners are included in almost all orders, and a significant number of the scanners are purchased from Symbol Technologies, Inc., which is also a competitor of the Company; however, there are alternative suppliers that manufacture and sell bar code scanners under license agreements with Symbol. The Company believes that its logistics competitors also rely on scanning equipment purchased from or licensed by Symbol. In addition, Symbol and the Company have a license agreement, which allows the Company to utilize Symbol's patented integrated scanning technology in certain future products.

The Company's advanced technology products often require sophisticated subsystems supplied or cooperatively developed by third parties having specialized expertise, production skills and economies of scale. Important examples include application-specific integrated circuitry, and computers incorporated in wireless network products. In such cases, the performance, reliability, and timely delivery of the Company's products can be heavily dependent on the effectiveness of those third parties.

The Company believes that its present sources of required materials are adequate. The Company does not believe that the loss of any supplier or subassembly manufacturer would have a material adverse effect on its business. In the past, shortages of supplies and delays in the receipt of necessary components have not had a material adverse effect on shipments of the Company's products. However from time to time, the Company's introduction of new terminal products for its wireless networks business, or its performance on Space and Technologies programs, has been affected by quality and schedule problems with developers/suppliers of critical subsystems.


COMPETITION
The Company believes itself to be, in sales, a major independent supplier of (1) satellite components, subsystems and systems,(2) wireless local-area computer network products, mainly for logistics systems, (3) base station antennas and other wireless infrastructure products for cellular and PCS mobile networks, and (4) aeronautical SATCOM communications systems for voice, telephony and video. However, the Company's markets are highly competitive. Some of the Company's competitors have substantial resources and facilities that exceed those of the Company, and the Company also competes against smaller, specialized firms.

In the Space and Technologies segment, the Company competes with divisions of certain large U.S. industrial concerns, such as Raytheon, Hughes, Loral, M/A-Com, Inc., and Rockwell, as well as non-U.S. companies such as COMDEV and RACAL. Some of these companies, as well as others, are potential competitors of the Company for certain contracts and potential customers on other contracts. Certain major customers could also elect to internally develop and manufacture the products that they presently purchase from the Company.

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


RESEARCH AND DEVELOPMENT
The Company conducts most of its research and development in the Space and Technologies segment in direct response to the unique technical requirements of a customer's order, and most of these costs are included with the overall manufacturing costs for specific orders.

However, the Company also conducts substantial internally funded research and development activities. In 1999, 1998 and 1997, the Company spent $21.8 million, $13.1 million and $9.1 million, respectively, in internally sponsored research and development.


EMPLOYEES
As of December 31, 1999, the Company and its subsidiaries employed a total of approximately 1,600 persons. Over 70% of the Company's employees are directly involved in engineering or manufacturing activities.


RISK FACTORS

The business operations of EMS Technologies involve significant risks and uncertainties that could adversely affect its financial condition, results of operations, and future development. In addition to domestic economic conditions, which can change unexpectedly and affect US businesses generally, these risks and uncertainties include the following:

- Competitive Technology Could be Superior.
The markets in which EMS competes are very sensitive to technological advances. As a result, technological developments by competitors can cause our products to be less desirable to customers, or even to become obsolete.

- Competitors' Marketing Strategies Can Affect Our Results.
EMS operates in competitive markets. Its competitors may pursue aggressive marketing strategies, such as significant price discounting. These competitive activities can reduce EMS's sales and profit margins below expected levels.

- Major Potential Sales Require that Customers Find Adequate Funding.
Major communications infrastructure programs, such as proposed constellations of low-earth-orbiting satellites or PCS/cellular systems for large urban areas, are important sources of our current and planned future revenues. We also participate in a number of large defense programs. Programs of this nature cannot proceed unless the customer can raise adequate funds, from either governmental or private sources. As a result, our expected revenues can be affected by political developments or by conditions in private capital markets. They can also be affected by whether private capital markets are receptive to a customer's proposed business plans.

- Public Acceptance of New Communications Systems Affects Purchases by Our Customers.
Construction and expansion of new communications systems depends on public demand for the new services. As a result, growth rates in our revenues from wireless infrastructure products and proposed high-speed satellite communications systems are likely to be heavily affected by the timing and extent of public willingness to buy mobile and/or broadband communications services.

- We Often Encounter Technical Problems.
Technical difficulties can cause delays and additional costs for EMS. We are particularly exposed to this risk in product development efforts, and in fixed-price contracts on technically advanced programs that require novel approaches and solutions.

- We May Be Liable For Financial Damages If We Are Unable To Deliver
  On A Customer's Schedule.
The Company's products may perform mission-critical functions in space applications. If the Company experiences technical problems and is unable to adhere to a customer's schedule, the customer could experience costly launch delays or re-procurements from other vendors. The customer may then be contractually entitled to substantial financial damages from the Company.

- New Product Transitions Can Be Costly and Disruptive.
Because our businesses involve constant efforts to improve existing technology, EMS regularly introduces new generations of products. During these transitions, customers may reduce purchases of older equipment more rapidly than we expect, which can cause lower revenues and excessive inventories. In addition, product transitions create uncertainty about both production costs and customer acceptance. These potential problems are generally more severe if our product introduction schedule is delayed by technical development problems.

- Our Products May Unexpectedly Infringe on Third-Party Patents.
As we regularly develop and introduce new technology, we have a risk that our new products or manufacturing techniques infringe on patents held or currently being processed by others. The US Patent Office does not publish patents that are in process, and its processing typically takes at least two years and often even longer. Thus, we may be affected by a patent granted well after EMS has introduced an infringing product. In addition, questions of whether a particular product infringes a particular patent can involve significant uncertainty. As a result of these factors, third-party patents may interfere with marketing plans, or may from time to time create significant expense to defend infringement claims or respond to customer indemnification claims.

- We Depend on Highly Skilled Employees.
Because our products and programs are technically sophisticated, EMS must attract and retain employees with advanced technical and program-management skills. Other employers also often recruit persons with these skills, both generally and in focused engineering fields.

- We Depend on Highly Skilled Suppliers.
In addition to our requirements for basic materials and electronic components, our advanced technological products often require sophisticated subsystems supplied or cooperatively developed by third parties having specialized expertise, production skills and economies of scale. In such cases, our ability to perform according to contract requirements, or to introduce new products on the desired schedule, can be heavily dependent on our ability to identify and engage appropriate suppliers, and on the effectiveness of those suppliers in meeting our development and delivery objectives.

- The Export License Process for Space Products Has Become Very Uncertain. As a result of 1998 legislation, products for use on commercial satellites are included on the U.S. Munitions List and are subject to State Department licensing requirements. We experience delays in processing licenses because the State Department has not yet added staff to handle its increased workload, and political considerations can also increase the time and difficulty of obtaining licenses for export of technically advanced products. The license process may prevent particular sales, and in general has created schedule uncertainties that are encouraging foreign customers, such as those in Western Europe, to develop internal or other foreign sources rather than use US suppliers.

- Export Controls on Space Technology Restrict our Ability to Hold Technical Discussions with Customers, Suppliers and Internal
  Engineering Resources.
U.S. export controls severely limit unlicensed technical discussions with any persons who are not US citizens. As a result, the Company is restricted in its ability to hold technical discussions between US personnel and current or prospective non-US customers or suppliers, between Canadian personnel and current or prospective US customers or suppliers, and between US employees and non-US (including Canadian) employees. These restrictions reduce the Company's ability to win cross-border space work, to utilize cross-border supply sources, to deploy technical expertise in the most effective manner, and to pursue cooperative development programs involving its US and Canadian space facilities.

- Conditions in Other Countries Affect Our Revenues.
International sales significantly affect EMS's financial performance. Economic conditions in customer countries, and exchange rate movements that affect the local-currency cost of our products, are particularly important in our wireless local-area network and PCS/cellular infrastructure businesses.

- In Some Markets, We Depend on Marketing Relationships with
  Other Companies.
In the healthcare, mobile satellite communications, and route accounting markets, the Company does not have established distribution channels. Rather, we are seeking to develop marketing relationships with other companies that have, for example, specialized software and established customer service systems. EMS's success in these markets will be heavily affected by whether we can identify and structure effective relationships with these other companies.

- The Company's Plan to Acquire Control of NetSat 28 is Subject to
  FCC Regulatory Approval.
The Company has signed an agreement to purchase a majority interest in NetSat 28 Company, LLC, which holds a license from the Federal Communications Commission to operate a high-capacity Ka-band satellite. As a result, the Company cannot assume control of NetSat 28 without FCC approval. The FCC's review process has been extended because several other parties filed objections with the FCC, primarily based on alleged failures by NetSat 28 to meet construction milestones included in its license to operate the proposed satellite. In the meantime, EMS is devoting resources required to maintain progress in satellite design and construction, and to develop business plans and financing relationships for the NetSat 28 program. In the event the FCC revokes the NetSat 28 license, or does not approve EMS's acquisition of control, EMS could be unable to recover much of this ongoing investment, and could experience a material adverse financial impact.


- We May Need To Obtain Substantially More Outside Financing To Support Our Planned Business Activities.
If the FCC approves the Company's assuming control of NetSat 28 Company LLC, the Company will need to obtain substantial additional outside financing to complete the NetSat 28 project. Depending upon market conditions, the necessary level of financing may not be available to the Company, or it may be available at a much higher interest rate or with other less favorable terms than the Company has on its current debt, or at a higher-than-anticipated cost in terms of equity dilution.

- The Netsat 28 Business Model Involves Numerous Assumptions About Future Technical And Market Conditions
If the Company is successful in acquiring a controlling equity interest in the NetSat 28 program and in obtaining adequate financing to build and launch the satellite, the revenues and financial returns will depend on competing technologies and services, and on customer broadband demand and price sensitivity, in 2003 and later years. Actual conditions at that time could vary substantially and adversely from those that are assumed for the purposes of developing and implementing the NetSat 28 program, and in that case, the program could result in low returns or even substantial losses.

- EMS's Quarterly Results Are Volatile and Difficult to Predict.
The quarterly earnings contributions of some of our product lines are heavily dependent on customer orders or product shipments in the final weeks or days of the quarter. This can create volatility in quarterly results, and hinders our ability to determine in advance whether quarterly earnings will meet prevailing analyst expectations.


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

Alfred G. Hansen, age 66, joined the Company as President and Chief Operating Officer in January 2000. He became a Director in 1999. From 1998 through 1999, Mr. Hansen was President of A.G. Hansen Associates, Inc., Marietta, Georgia, an aerospace marketing and manufacturing consultant. From 1995 to 1998, Mr. Hansen served as Executive Vice President of Lockheed Martin Aeronautical Systems, with broad operational responsibilities for its aerospace business, and as a Vice President of its parent company, Lockheed Martin Corporation. Mr. Hansen retired from the U.S. Air Force in 1989 as a four-star general, serving in his last assignment as Commander of the Air Force Logistics Command.

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

John J. Farrell, age 48, is Senior Vice President of the Company and President of its Wireless Products Group. He joined the Company in May 1995 as President and Chief Operating Officer of the LXE subsidiary (which conducts the logistics and healthcare businesses). Previously, he had been Senior Vice-President and Chief Operating Officer of Oki Telecom Group, a world-wide supplier of cellular telephones, since 1993. During the three years prior to 1993, he directed Oki's marketing and sales efforts.

William S. Jacobs, age 53, became General Counsel and Secretary of the Company in 1992, and Vice President in 1993. He is also responsible for the legal affairs of the operating subsidiaries. Previously, he was engaged in the private practice of law, and in such capacity had served as the Company's principal corporate legal counsel since 1982.

Gerald S. Bush, age 43, is Vice President of the Company, and President of its Space and Technologies Group. He joined the Company in January 1999, when the Company acquired the Satellite Products business of Spar Aerospace Limited (Spar) where Mr. Bush had been Vice President and General Manager since 1998. Mr. Bush joined Spar in 1981 as a structural and thermal analyst. He served as a program manager until 1995, when he became Director of Manufacturing for Spar's Satellite Products business, and in 1996 he became Vice President of Operations for that business.

Paul R. Cox, age 40, has been Vice President and General Manager, Space and Technologies, Atlanta since 1998. He joined the Company in 1985 as an engineer, and prior to his current position he was Director, Space Products until 1997, when he became Vice President, Space Systems.

T. Gerald Hickman, age 59, was appointed in March 2000 to the position of Vice President and General Manager, EMS Wireless. He joined the Company in 1988 as Vice President, Marketing, and prior to his current position was a Vice President in the Company's EMS Wireless division.

Neilson A. Mackay, age 59, is Vice President and General Manager, SATCOM Products. He joined the Company in September 1992 as President of an Ottawa, Ontario based subsidiary engaged in the Company's Space and Technologies business.

Donald F. Osborne, age 40, is Vice President and General Manager, Space and Technologies, Montreal, since late 1999. He joined the Company in January 1999, when the Company acquired the Satellite Products business of Spar Aerospace Limited (Spar) where Mr. Osborne had been Vice President, Marketing since 1998. Mr. Osborne joined Spar in 1988 as a mechanical engineer.


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

The Company's Canadian operations include a 330,000 square foot facility surrounded by 34 acres of undeveloped land in Montreal. One-fourth of the facility comprises manufacturing, assembly and laboratory space, including an advanced near-field and far-field test range area and a subsystem and payload integration area. Three-fourths of the facility is used for engineering and administrative office space. The facility's location in the province of Quebec affords it significant tax incentives and credits sponsored by the provincial government. The Company also leases approximately 63,000 square feet of office and manufacturing space for its operations located in Ottawa, Ontario; the lease on this facility expires in 2007.


ITEM 3.  Legal Proceedings.

Not Applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders.

Not Applicable


                             PART II

ITEM 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.

The common stock of EMS Technologies, Inc. is traded in the over-the-counter market (Nasdaq symbol ELMG). At March 10, 2000 there were approximately 1,000 shareholders of record, and the Company believes that there were approximately 4,000 beneficial shareholders, based upon broker requests for distribution of Annual Meeting materials. The price range of the stock is shown below:

                      1999 Price Range      1998 Price Range
                        High      Low         High      Low
                        ----      ---         ----      ---
First Quarter         $ 17.75    12.31        24.75    17.50
Second Quarter          14.63    11.38        24.38    16.63
Third Quarter           14.38    11.00        21.25    11.13
Fourth Quarter          12.75     7.69        16.25    10.25

The Company has never paid a cash dividend with respect to shares of its common stock and has retained its earnings to provide cash for the operation and expansion of its business. Future dividends, if any, will be determined by the Board of Directors in light of the circumstances then existing, including the Company's earnings and financial requirements and general business conditions.


ITEM 6.  Selected Financial Data.

Information required for this item is incorporated herein by reference to the Selected Financial Data contained in the Company's 1999 Annual Report to Shareholders, and is included in Exhibit 13.1.


ITEM 7.  Management's Discussion and Analysis of Results of
Operations and Financial Condition

Information required for this item is incorporated herein by reference to the Selected Financial Data contained in the Company's 1999 Annual Report to Shareholders, and is included in Exhibit 13.1.


ITEM 7a.  Quantitative and Qualitative Disclosures About
Market Risk

At December 31, 1999, the Company had the following market risk sensitive instruments (in thousands):

Revolving credit loan, maturing in November 2003,
interest payable quarterly at a variable rate
(7.65% at the end of 1999)                                $ 19,751

Revolving credit loan, maturing in February 2001,
interest payable at a variable rate
(7.0% at the end of 1999)                                   11,620
                                                            ------
    Total market-sensitive debt                           $ 31,371
                                                               ======

At December 31, 1999, the Company also had intercompany accounts that eliminate in consolidation but that are considered market risk sensitive instruments:

   Short-Term Due to Parent, payable by European subsidiaries in the following countries and arising from purchase of the Parent's products for sale in Europe:

                        Exchange Rate
                       ($U.S. per unit          $U.S. in thousands
                      of local currency)       (Reporting Currency)
                      ------------------       --------------------
     Belgium               .025 /Franc             $    113
     Holland               .457 /Guilder                985
     Germany               .515 /Mark                 1,426
     Sweden                .118 /Krona                   44
     France                .154 /Franc                  596
     United Kingdom	      1.615 /Pound                2,181
                                                      ------
       Total short-term due to parent              $  5,345
                                                      ======


ITEM 8.  Financial Statements and Supplementary Data.

Information required for this item is incorporated herein by reference to the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in the Company's 1999 Annual Report to Shareholders, and is included in Exhibit 13.1.


ITEM 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

Not applicable.


                             PART III

ITEM 10. Directors and Executive Officers of the Registrant.

The information concerning directors called for by this Item is contained in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders and is incorporated herein by reference. The information concerning executive officers called for by this Item is set forth under the caption "Executive Officers of the Registrant" in Item 1 hereof.


ITEM 11. Executive Compensation.

The information called for by this Item is contained in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 12. Security Ownership of Certain Beneficial Owners and Management The information called for by this Item is contained in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 13. Certain Relationships and Related Transactions.

The information called for by this Item is contained in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders and is incorporated herein by reference.


                              PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K.

(a)1.  Financial Statements

The following consolidated financial statements are contained in the Company's 1999 Annual Report to Shareholders, and are incorporated herein by reference to Exhibit 13.1:

     Independent Auditors' Report.

     Consolidated Statements of Earnings -
      Years ended December 31, 1999, 1998 and 1997.

     Consolidated Balance Sheets - December 31, 1999 and 1998.

     Consolidated Statements of Stockholders' Equity and
      Comprehensive Income - Years ended December 31, 1999, 1998 and
      1997.

     Consolidated Statements of Cash Flows - Years ended December 31,
      1999, 1998 and 1997

     Notes to Consolidated Financial Statements.

     Selected Financial Data.

     Management's Discussion and Analysis of Results of Operations and
      Financial Condition.

(a)2.  Financial Statement Schedules

     Independent Auditors' Report

     II.  Valuation and Qualifying Accounts -
           Years ended December 31, 1999, 1998
           and 1997

All other schedules are omitted as the required information is inapplicable, or the information is presented in the financial statements or related notes.


---------------------------------------------------------


INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
EMS Technologies, Inc.:

Under date of February 25, 2000, we reported on the consolidated balance sheets of EMS Technologies, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1999, as contained in the 1999 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1999. In our report specified above, we state that we did not audit the financial statements of EMS Technologies Canada, Ltd., a wholly-owned subsidiary, which statements were audited by other auditors whose report has been furnished to use. Our opinion, insofar as it relates to the amounts included for EMS Technologies Canada, Ltd., is based solely on the report of the other auditors. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, based on our audits and the report of other auditors, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                 KPMG LLP



Atlanta, Georgia
February 25, 2000


---------------------------------------------------------



SCHEDULE II


EMS Technologies, Inc.
Valuation and Qualifying Accounts
(In thousands)

                     Years ended December 31, 1999, 1998 and 1997
                 ----------------------------------------------------
                             Additions
                 Balance at  charged to                        Balance
                 beginning   costs and                         at end
Classification    of year    expenses   Deductions    Other    of year
--------------   ----------  ---------- ----------    -----    -------
Allowance for
Doubtful Accounts:

   1997           $   270        -          -            -        270

   1998           $   270        40         -            -        310
   1999           $   310        -          17           -        293



Reserve for Deferred
 Tax Assets:

   1997           $ 6,912        -        (920)(a)       -      5,992

   1998           $ 5,992        -      (4,664)(a)       -      1,328

   1999           $ 1,328     1,671(b)      -            -      2,999


(a) 	The 1997 change in the reserve for deferred tax assets related to the net change in the underlying deferred tax assets associated with the Company's Canadian subsidiary. These deferred tax assets had been fully reserved when the subsidiary was acquired in 1993 due to uncertainty about realization. As a result, this change in reserves had no effect on the Company's 1997 statement of earnings. In 1998, based upon the Canadian operation's significantly improved profit-ability and management's revised assessment of the subsidiary's business prospects, the valuation allowance related to these deferred tax assets was decreased; the resulting benefit was allocated to goodwill and there was no effect on the Company's 1998 statement of earnings.

(b) The 1999 increase in the reserve for deferred tax assets related primarily to the net change in the underlying deferred tax assets associated with the Montreal operations that the Company acquired in 1999. These deferred tax assets were fully reserved at acquisition due to uncertainty about realization. As a result, this change in reserves had no effect on the Company's 1999 statement of earnings.

---------------------------------------------------------


(a)3.  Exhibits
The following exhibits are filed as part of this report:

 2.1 Asset Purchase Agreement, dated December 30, 1998, by and between Electromagnetic Sciences, Inc. and Spar Aerospace Limited, including Exhibits 1 and 2 but excluding all Schedules. (The list of Schedules appears in Section 1.12 of the Agreement;
       (i) the registrant hereby agrees to furnish supplementally a copy of any Schedule to the commission upon its request.) (incorporated by reference to the Company's Current Report on Form 8-K dated January 29, 1999.)

 2.2 Letter of Amendment to Purchase Agreement, dated January 29, 1999 (incorporated by reference to the Company's Current Report on Form 8-K dated January 29, 1999).

 2.3 Member Interest Purchase Agreement, dated September 30, 1999, by and among EMS Technologies, Inc., NetSat 28, LLC and NationNet LLC (incorporated by reference to Exhibit 2.1 on the Company's Report on Form 10-Q for the quarter ended October 1, 1999).

 2.4   Amendment No. 1 dated January 31, 2000, to Member Interest
       Purchases Agreement, dated September 30, 1999, by and among EMS Technologies, Inc., NetSat 28 Company, L.L.C. and Nation Net, LLC.

 3.1 Second Amended and Restated Articles of Incorporation of EMS Technologies, Inc., effective March 22, 1999. (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

 3.2 Bylaws of EMS Technologies, Inc., as amended through March 15, 1999 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31,
       1998).

 4.1 EMS Technologies, Inc. Stockholder Rights Plan dated as of April 6, 1999 (incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K dated April 6, 1999).

 4.2   Agreement with respect to long-term debt pursuant to Item
       601(b)(4)(iii)(A) (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

 4.3 Second Amended and Restated Loan Agreement, dated November 9, 1998, between the Company and SunTrust Bank, Atlanta, together with Amendment and Consent dated as of January 29, 1999, and Second Amendment dated as of February 24, 1999 (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

10.1 Employment Agreement dated as of January 1, 1989, by and between the Company and Thomas E. Sharon (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.2 Amendment, dated July 29, 1992, of Employment Agreement dated as of January 1, 1989, by and between the Company and Thomas E. Sharon (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

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

10.6 Employment Agreement, dated as of August 10, 1998, by and between the Company and Don T. Scartz(incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

10.7 Letter dated January 17, 2000 between the Company and Alfred G. Hansen concerning the terms of his employment as President and Chief Operating Officer.

10.8 EMS Technologies, Inc. Directors' Stock Purchase Plan effective January 1, 2000.

10.9 1981 Incentive Stock Option Plan, as amended and restated February 6, 1987, and further amended through March 23, 1989 (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31,
       1995).

10.10 Electromagnetic Sciences, Inc. 1986 Non-Qualified Stock Option Plan, as amended through July 31, 1992 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

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

10.15 Form of Stock Option Agreement evidencing options granted automatically to non-employee members of the Board of Directors upon their initial election to the Board, under the EMS
       Technologies, Inc. 1997 Stock Incentive Plan.

10.16 Form of Stock Option Agreement evidencing options granted automatically to non-employee members of the Board of Directors, following five years of service, under the EMS Technologies, Inc. 1997 Stock Incentive Plan.

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

10.19 Form of Stock Option Agreement evidencing options granted automatically under the 1992 Stock Incentive Plan, on a one-time basis and prior to 1998, to non-employee members of the Board of Directors (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

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

10.21 Form of Stock Option Agreement dated May 15, 1995, evidencing option granted to John J. Farrell, Jr. under the LXE Inc. 1989 Stock Incentive Plan, and thereafter converted into an option for a reduced number of shares, at the same aggregate exercise price, under the Company's 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the LXE Inc. Annual Report on Form 10-K for the year ended December 31,
       1995).

10.22 Stock Option Agreement dated January 7, 2000, evidencing option granted to Alfred G. Hansen.

10.23  Electromagnetic Sciences, Inc. Executive Annual Incentive
       Compensation Plan, as amended through April 30, 1999
       (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended July 2, 1999).

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

10.26 Form of split-dollar life insurance agreement between the Company and certain of its officers (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.27 Form of split-dollar life insurance agreement effective January 1, 1993, between the Company and William S. Jacobs (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31,
       1998).

10.28 Form of note evidencing indebtedness to the Company of its Chief Executive Officer and certain other executive officers
       (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 2,
       1998).

10.29 Letter, dated February 24, 1999, governing credit facility between EMS Technologies Canada, Ltd., a consolidated subsidiary of the Company, and Canadian Imperial Bank of Commerce, including Schedule-standard Credit Terms (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

13.1   Those portions of the Company's 1999 Annual Report to
       Shareholders incorporated by reference into this Annual Report on Form 10-K.

22.1   Subsidiaries of the registrant.

23.1 Independent Public Accountants' (KPMG LLP) Consent to incorporation by reference in Registration Statements Nos. 2-76455, 2-78442, 2-94049, 33-31216, 33-38829, 33-41042, 33-50528, 333-20843 and
       333-32425, each on Form S-8.

23.2 Independent Chartered Accountants' (Ernst and Young LLP) Consent to incorporation by reference in Registration Statements Nos.
       2-76455, 2-78442, 2-94049, 33-31216, 33-38829, 33-41042,
       33-50528, 333-20843 and 333-32425, each on Form S-8.

27.1 	  Financial Data Schedule - 12 months ended December 31, 1999

99.1   Ernst and Young LLP independent chartered accountants' report.

(b).  Reports on Form 8-K.
No Reports on Form 8-K were filed by the Company during the quarter ended December 31, 1999.


                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMS TECHNOLOGIES, INC.

By: /s/ Thomas E. Sharon                         Date:  3/30/00
    -------------------------------------               -------
    President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ Thomas E. Sharon                         Date: 3/30/2000
    --------------------------------------             ---------
    Chairman of the Board, Chief Executive Officer
    and Director (Principal Executive Officer)


By: /s/ Don T. Scartz                            Date: 3/30/2000
    --------------------------------------             ---------
    Don T. Scartz, Senior Vice President and Chief
    Financial Officer, Treasurer and Director
    (Principal Financial and Accounting Officer)

By: /s/ Alfred G. Hansen                        Date:  3/30/2000
    --------------------------------------             ---------
    Alfred G. Hansen, President,
    Chief Operating Officer and Director


By: /s/ Jerry H. Lassiter                        Date: 3/30/2000
    --------------------------------------             ---------
    Jerry H. Lassiter, Director


By: /s/ John B. Mowell                           Date: 3/30/2000
    --------------------------------------             ---------
    John B. Mowell, Director


By: /s/ Norman E. Thagard                        Date: 3/30/2000
    --------------------------------------             ---------
    Norman E. Thagard, Director