Form 10-Q
period 2000-03-31
EMS TECHNOLOGIES INC
filed 2000-05-16
CIK 32198

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               Form 10-Q

(Mark one)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2000
                                   --------------
                      Commission File Number 0-6072

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

                             Yes  X      No
                                 ---     --

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on May 1, 2000:

                Class                        Number of Shares
      ----------------------------           ----------------
      Common Stock, $.10 Par Value               8,763,428






                                 PART I
                                 ------
                          Financial Information

Item 1.  Financial Statements


EMS TECHNOLOGIES, INC.
Consolidated Statements of Earnings (Unaudited)
(In thousands, except net earnings per share)

                                               Quarter Ended
                                           -----------------------
                                           March 31        April 2
                                             2000            1999
                                           -------         -------
Net sales                                  $62,434          55,193
Cost of sales                               41,121          35,511
Selling, general and
 administrative expenses                    11,607          11,455
Research and development expenses            7,986           4,707
                                            ------          ------
   Operating income                          1,720           3,520

Non-operating income (expense), net            182             (11)
Interest expense                              (898)           (554)
                                            ------          ------
   Earnings before income taxes              1,004           2,955

Income tax expense                            (220)           (993)
                                            ------          ------
   Net earnings                            $   784           1,962
                                            ======          ======
Net earnings per share:
   Basic                                   $   .09             .23
   Diluted                                     .09             .22

Weighted average number shares:
   Common                                    8,729           8,699
   Common and dilutive common equivalent     8,932           9,306



See accompanying notes to interim consolidated financial statements.




EMS TECHNOLOGIES, INC.
Consolidated Balance Sheets (Unaudited)
(In thousands)
                                           March 31      December 31
                                             2000            1999
                                           -------       -----------
ASSETS
------
Current assets:
  Cash and cash equivalents               $  4,668           4,832
  Trade accounts receivable, net            72,002          67,804
  Inventories:
   Work in process                           7,810           6,803
   Parts and materials                      21,408          21,946
                                            ------          ------
     Total inventories                      29,218          28,749

  Deferred income taxes                      1,020           1,020
                                           -------         -------
     Total current assets                  106,908         102,405
                                           -------         -------
Property, plant and equipment:
  Land                                       3,649           3,667
  Buildings and leasehold improvements      21,080          21,077
  Machinery and equipment                   63,007          59,102
  Furniture and fixtures                     5,395           7,553
                                           -------         -------
     Total property, plant and equipment    93,131          91,399

  Less accumulated depreciation
   and amortization                         44,405          42,345
                                           -------         -------
     Net property, plant and equipment      48,726          49,054

Investment in limited partnership           13,000          13,000
Deferred income taxes, net                   2,409           2,409
Accrued pension asset                        2,945           3,084
Other assets                                 9,609           8,854
Goodwill, net of accumulated amortization   10,892          11,022
                                           -------         -------
                                          $194,489         189,828
                                           =======         =======

Accompanying notes to interim consolidated financial statements.



EMS TECHNOLOGIES, INC.
Consolidated Balance Sheets (Unaudited), continued
(In thousands, except share data)
                                           March 31      December 31
                                             2000            1999
                                           -------       -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Current installments of long-term debt  $ 16,901          16,613
  Accounts payable                          18,083          18,811
  Income taxes                                 218             -
  Accrued compensation costs                 6,089           6,184
  Accrued retirement costs                   1,006             594
  Accrued post-retirement benefit            2,309           2,309
  Deferred revenue                           4,320           3,471
  Other liabilities                          1,583           2,324
                                           -------         -------
     Total current liabilities              50,509          50,306

Long-term debt, excluding
 current installments                       37,244          33,707
                                           -------         -------
     Total liabilities                      87,753          84,013
                                           -------         -------
Stockholders' equity:
 Preferred stock of $1.00 par value
  per share. Authorized 10,000,000
  shares; none issued                          -              -
 Common stock of $.10 par value per
  share. Authorized 75,000,000 shares;
  issued and outstanding 8,753,000 in
  2000 and 8,706,000 in 1999                   875             871
 Additional paid-in capital                 34,672          34,503
 Accumulated other comprehensive loss -
  foreign currency translation adjustment   (1,874)         (1,838)
 Retained earnings                          73,063          72,279
                                           -------         -------
     Total stockholders' equity            106,736         105,815
                                           -------         -------
                                          $194,489         189,828
                                           =======         =======

See accompanying notes to interim consolidated financial statements



EMS TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
                                               Quarter Ended
                                           March 31       April 2
                                             2000           1999
                                           -------        --------
Cash flows from operating activities:
 Net earnings                              $   784          1,962
 Adjustments to reconcile net earnings
  to net cash (used in) provided by
  operating activities:
    Depreciation and amortization            2,138          2,182
    Goodwill amortization                      130            130
    Deferred income taxes                      -              566
    Changes in operating assets
     and liabilities:
       Trade accounts receivable            (4,198)          (441)
       Inventories                            (469)        (2,555)
       Accounts payable                       (728)         3,175
       Income taxes                            218           (566)
       Accrued costs, deferred revenue
        and other current liabilities          425           (174)
       Other                                  (518)           182
                                            ------          -----
Net cash (used in) provided by
      operating activities                  (2,218)         4,461

Cash flows used in investing activities:
 Purchase of property, plant and equipment  (1,735)        (2,438)
 Initial payment for asset acquisition         -           (6,227)
                                            ------          -----
    Net cash used in investing activities   (1,735)        (8,665)
                                            ------          -----
Cash flows from financing activities:
 Borrowing of long-term debt                 3,825          7,641
                                            ------          -----
    Net change in cash and cash equivalents   (128)         3,437

Effect of exchange rates on cash               (36)            71

Cash and cash equivalents at
 beginning of period                         4,832          4,384
                                             -----          -----
Cash and cash equivalents at
 end of period                             $ 4,668          7,892
                                            ======          =====

Consolidated Statements of Cash Flows (Unaudited), continued
(In thousands)

Supplemental disclosure of
 cash flow information:
    Cash paid for interest                $   679             457
                                            =====           =====
    Cash paid for income taxes            $   216           1,059
                                            =====           =====

Noncash Investing and Financing:
In January 1999, the Company acquired (through its subsidiary, EMS Technologies Canada, Ltd.) the Space Systems and Products Division of Spar Aerospace Limited and Spar Holdings, Inc. (a wholly-owned subsidiary of Spar Aerospace Limited), located near Montreal, Quebec. The transaction was accounted for as an asset purchase valued at $17.4 million. In 1999, the Company made cash payments to the seller of $6.2 million of the purchase price at closing and $4.2 million in two installments relating to the deferred portion of the purchase price, with funds provided under the Company's U.S. revolving credit agreement. The remaining $7.0 million of the purchase price was financed by the seller in equal installments that are due, with annual interest of 5.5%, on December 31, 2000 and 2001. These installments are payable, at the Company's option, either in cash or equivalent value of the Company's common stock.

See accompanying notes to interim consolidated financial statements.



EMS TECHNOLOGIES, INC.
Notes to Interim Consolidated Financial Statements (Unaudited)

(1) Basis of Presentation
The interim consolidated financial statements include the accounts of EMS Technologies, Inc. and its wholly-owned subsidiaries LXE Inc. and EMS Technologies Canada, Ltd. (formerly known as CAL Corporation) (collectively, "the Company"). In the opinion of management, the interim consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of results for such periods. Certain balance sheet amounts in 1999 were reclassified to conform with classifications adopted in 2000. The results of operations for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual report on Form 10-K for the year ended December 31, 1999.

(2)  Acquisition
In January 1999, the Company acquired (through its subsidiary, EMS Technologies Canada, Ltd.) the Space Systems and Products Division of Spar Aerospace Limited, located near Montreal, Quebec, and Spar Holdings, Inc. (a wholly-owned subsidiary of Spar Aerospace Limited) -- collectively, the Montreal Space Division. The transaction was accounted for as an asset purchase under the purchase method of accounting; accordingly, the Company's 1999 consolidated statement of earnings includes the results of operations of the former Montreal Space Division only subsequent to the acquisition date. The asset purchase was valued at $17.4 million, representing the $20.3 million price per the purchase agreement, as adjusted for approximately $400,000 of debt owed by the seller and assumed by the Company (which debt related to Canadian government support for Montreal Space Division research activities) and for the $2.5 million that the Space Division's actual working capital at the closing date was less than the working capital that had been projected in the purchase agreement.

The Company has made cash payments to the seller of $6.2 million of the purchase price at closing, and a total of $4.2 million for installments in 1999 relating to the deferred portion of the purchase price, with funds provided under the Company's U.S. revolving credit agreement.
The remaining $7.0 million of the purchase price is financed by the seller in equal installments that are due, with annual interest of 5.5%, on December 31 of 2000 and 2001. These installments are payable, at the Company's option, either in cash or equivalent value of the Company's common stock.

The sole asset of Spar Holdings, Inc. (now named EMS Holdings, Inc.) was an equity investment of less than 5% in a limited partnership. The general partner in this venture is a large, international aerospace firm. The goal of the investment is to enable the Company to participate in the development and implementation of a satellite network that will provide high-data-rate wireless services. In subsequent negotiations with the general partner concerning the Company's future scope of work, the Company agreed to invest an additional $9 million, comprising a $3 million payment in late 1999, a $3 million payment in May 2000, and a $3 million in-kind contribution in the form of a specific technological development. After making these additional investments, the Company's equity stake in the limited partnership will remain below 5%. The Company does not expect to make any further cash or in-kind investments. The Company's equity investment is accounted for at historical cost and has a carrying value of $13 million at March 31, 2000 and December 31, 1999.

The following schedule (in thousands, except per share data) presents pro forma consolidated financial data for the 1999 first quarter, as though the acquisition had occurred at the beginning of that period:

                                             First Quarter Ended
                                           -----------------------
                                           March 31       April 2
                                             2000          1999
                                           (Actual)     (Pro Forma)
                                            ------       ---------
     Consolidated Data:
     Revenue                              $ 62,434         59,233
     Net income                                784          1,567
     Earnings per share:
        Basic                                  .09            .18
        Diluted                                .09            .18

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

The Company has granted stock options that are potentially dilutive to basic earnings per share, summarized as follows (shares in thousands):

                                          March 31         April 2
                                            2000             1999
                                           -------         -------
Dilutive stock options,
 included in earnings per
 share calculations:
    Shares                                  1,125             241
    Average price per share               $ 13.31         $ 11.20

Antidilutive stock options,
 excluded from earnings per
 share calculations:
    Shares                                    263             738
    Average price per share               $ 23.73         $ 17.24

The Company's earnings per share in any particular period could be diluted by the effect of the convertible debt issued in the acquisition of the Montreal Space Division (see note 2), calculated as if the debt were converted on the first day of the period, with net income adjusted for interest expense (net of taxes) that would have been avoided if such conversion had occurred. The convertible debt did not have a dilutive effect on first quarter earnings in 2000, however it was dilutive to first quarter earnings in 1999.

Following is a reconciliation of the numerator and denominator for first quarter basic and diluted earnings per share calculations (in thousands, except earnings per share data):

                               Net            Common         Earnings
                            Earnings          Shares            Per
                           (Numerator)     (Denominator)       Share
                          -------------    -------------    -----------
                          2000     1999    2000     1999    2000   1999
                          ----     ----    ----     ----    ----   ----
Basic                    $  784   1,962    8,729   8,699    $.09    .23

Common equivalent shares:
   From stock options                        203      47
   From convertible debt                      -      560

Add: Interest expense on
 convertible debt, net
 of income taxes             -       60
                          -----   -----    -----   -----
Diluted                  $  784   2,022    8,932   9,306    $.09    .22
                          =====   =====    =====   =====

(4) Comprehensive Income
Beginning in fiscal 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income," which established standards for the reporting and display of comprehensive income and its components. Under SFAS 130, all items that are recognized under accounting standards as components of comprehensive income must be reported in the financial statements. The only element of comprehensive income that is applicable to the Company is the change in the foreign currency translation adjustment.

Following is a summary of comprehensive income (in thousands):

                                                Quarter Ended
                                            March 31      April 2
                                              2000          1999
                                            --------      -------

Net income                                  $   784        1,962
Other comprehensive income (loss) -
 foreign currency translation adjustment        (36)          85
                                              -----        -----
 Comprehensive income                       $   748        2,047
                                              =====        =====

(5)  Interim Segment Disclosures
The Company is organized into two reportable segments: Space and Technologies, and Wireless Products. Each segment is separately managed and comprises a range of products and services that share distinct operating characteristics. The Company evaluates each segment primarily upon operating profit.

Following is a summary of the Company's interim segment data (in thousands)
                                             First Quarter Ended
                                           ----------------------
                                          March 31         April 2
                                            2000             1999
                                           -------         -------
    Revenues:
       Space and technologies             $ 29,365         26,196
       Wireless products                    33,069         28,997
                                            ------         ------
          Total                           $ 62,434         55,193
                                            ======         ======

    Operating income
       Space and technologies             $    277          1,893
       Wireless products                     1,443          1,627
                                            ------         ------
         Total                            $  1,720          3,520
                                            ======         ======
    Net earnings
       Space and technologies             $    216          1,113
       Wireless products                       735            807
       Corporate                              (167)            42
                                            ------         ------
          Total                           $    784          1,962
                                            ======         ======
    Assets:
       Space and technologies             $103,129         87,399
       Wireless products                    83,377         85,191
       Corporate                             7,983          7,449
                                           -------        -------
          Total                           $194,489        180,039
                                           =======        =======

    Supplemental Information -
        Revenue by Product Line:

        Space and Technologies            $ 29,365         26,196

        Wireless Products:
           Network Products and
            Systems Integration             18,197         21,807
           PCS/Cellular Antennas            11,626          4,508
           SATCOM                            3,246          2,682
                                            ------         ------
                Total Wireless Products     33,069         28,997
                                            ------         ------
        Total Consolidated Revenue        $ 62,434         55,193
                                            ======         ======

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------
Consolidated net sales for the first quarter were $62.4 million in 2000, compared with $55.2 million in 1999. This growth was attributable to a net increase in the wireless products segment, in which the sales increase from PCS/cellular antennas more than offset the sales decrease related to network products and systems integration. In addition, in the first quarter of 2000, the space and technologies segment benefited from three months of revenues for the Montreal operations, as compared with only two months in 1999 due to the acquisition of these operations at the end of January 1999.

Cost of sales, as a percentage of consolidated net sales, was 66% for the first quarter of 2000 and 64% for the first quarter of 1999. The increase related mainly to network products and systems integration, which is a product group within the wireless products segment. This product group experienced a less favorable product mix in 2000 compared with 1999, as well as a higher proportion of indirect sales, which generally have a higher cost of sales percentage as compared with direct sales to end-users.

Selling, general and administrative expenses increased slightly in 2000 compared with 1999. However, these costs did not increase proportionately with the growth in revenues, and as a percentage of sales, these costs decreased to 19% in 2000, compared with 21% in 1999.

Research and development expenses represent the cost of the Company's internally funded efforts. Significant research and development effort also occurs under many specific customer orders in the space and technologies segment and, accordingly, is reflected in cost of sales. The increase in research and development expenses is related to specific products being developed for new applications in space, satellite communications, and private local area networks.

Interest expense increased in 2000 compared with 1999 due to the increased debt levels associated with funding operations in the Company's Canadian subsidiary.

The effective income tax rate for 2000 was 22%, compared with 28% for the year 1999. This decrease related to a relatively higher level of research-related income tax incentives that benefited the Company's Canadian operations.


Liquidity and Capital Resources
-------------------------------
The Company used cash in operating activities primarily due to receivables growth that resulted from higher sales, particularly in wireless products. However, the cash balance did not change substantially from the level at the end of 1999 due to additional borrowing from the Company's lines of credit. Management believes that the Company's present liquidity, together with cash from operations and sources of external financing, will support its current business activities and near-term capital investment plans. However, additional sources of liquidity will be needed over the next few years if the Company and its markets continue to grow, and particularly if the Company completes the acquisition of a controlling interest in NetSat 28 Company, LLC and proceeds with the proposed design, construction and launch of a geostationary Ka-band satellite for broadband communications.


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

- the outcome of Federal Communications Commission proceedings in which several parties have filed opposing motions related to the Company's proposed control of NetSat 28 Company, LLC; and

- the Company's ability to achieve expected levels of research efforts that qualify for tax incentives, and apportionment of pre-tax income among various tax jurisdictions.

Effect of New Accounting Pronouncement
--------------------------------------
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that all derivatives be recognized as either assets or liabilities on the balance sheet and be measured at fair value. In June 1999, SFAS No. 133 was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 delays the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 effective January 1, 2001, but it has not determined the impact of the statement on its results of operations or financial position.

                                PART II
                                -------
                           Other Information

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2000, the Company had the following market risk sensitive instruments (in thousands):

Revolving credit loan, maturing in November 2003,
interest payable quarterly at a variable rate
(7.83% at the end of the quarter)                         $ 23,242

Revolving credit loan, maturing in February 2001,
interest payable at a variable rate
(7.45% at the end of the quarter)                           12,257
                                                            ------
    Total market-sensitive debt                           $ 35,499
                                                            ======

At March 31, 1999, the Company also had intercompany accounts that eliminate in consolidation but that are considered market risk sensitive instruments:

   Short-Term Due to Parent, payable by European subsidiaries in the following countries and arising from purchase of the Parent's products for sale in Europe:

                        Exchange Rate
                       ($U.S. per unit          $U.S. in thousands
                      of local currency)       (Reporting Currency)
                      ------------------       --------------------
     Belgium               .024 /Franc              $   152
     France                .146 /Franc                  568
     Germany               .489 /Mark                 1,225
     Netherlands           .434 /Guilder              1,518
     Sweden                .116 /Krona                  152
     United Kingdom       1.591 /Pound                  306
                                                      -----
       Total short-term due to parent               $ 3,921
                                                      =====



ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits - The following exhibit is filed as part of this report:

     3.1 Second Amended and Restated Articles of Incorporation of EMS Technologies, Inc. effective March 22, 1999 (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

     3.2 Bylaws of EMS Technologies, Inc., as amended through March 15, 1999 (incorporated by reference Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

    10.1  Letter dated January 17, 2000 between the Company and Alfred
G. Hansen concerning the terms of his employment as President and Chief Operating Officer (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31,
1999).

    10.2 EMS Technologies, Inc. Directors' Stock Purchase Plan effective January 1, 2000 (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

    10.3 EMS Technologies, Inc. 1997 Stock Incentive Plan, as adopted January 24, 1997, and amended through April 28, 2000.

    27.1  Financial Data Schedule

(b)  Reports on Form 8-K.
No reports of Form 8-K were filed during the quarter ended March 31, 2000.


                              SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMS TECHNOLOGIES, INC.


By:  /s/ Thomas E. Sharon                  Date:   5/15/00
    -----------------------------                  -------
    Thomas E. Sharon
    Chairman and Chief Executive
      Officer


By:  /s/ Don T. Scartz                     Date:   5/15/00
   ------------------------------                  -------
    Don T. Scartz
    Senior Vice President and Chief
      Financial Officer, Treasurer