Form 10-Q
period 2000-06-30
EMS TECHNOLOGIES INC
filed 2000-08-14
CIK 32198

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             Form 10-Q

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ---    SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2000
                                         -------------

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

                         Yes  X          No
                             ---            ---
The number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on August 1, 2000:

               Class                        Number of Shares
               -----                        ----------------
    Common Stock, $.10 par Value               8,768,250

                                  PART I
                          FINANCIAL INFORMATION

ITEM 1. 	Financial Statements

EMS Technologies, Inc.
Consolidated Statements of Earnings (Unaudited)
(In thousands, except net earnings per share data)

                                    Quarter ended     Six months ended
                                  ----------------    ----------------
                                  June 30   July 2    June 30   July 2
                                    2000     1999       2000     1999
                                  -------   ------    -------   ------

Net sales                         $76,883   67,455    139,317  122,648
Cost of sales                      52,760   47,050     93,881   82,561
Selling, general and
  administrative expenses          13,573   10,986     25,180   22,441
Research and development expenses   7,192    5,582     15,178   10,289
                                   ------   ------    -------   ------
     Operating income               3,358    3,837      5,078    7,357

Non-operating income(expense), net     (7)     (69)       175      (80)
Interest expense                   (1,119)    (669)    (2,017)  (1,223)
                                   ------   ------     ------   ------
Earnings before income taxes        2,232    3,099      3,236    6,054
Income tax expense                   (620)  (1,009)      (840)  (2,002)
                                   ------   ------     ------   ------
     Net earnings                 $ 1,612    2,090      2,396    4,052
                                   ======   ======     ======   ======
Net earnings per share:
   Basic                          $   .18      .24        .27      .47
   Diluted                            .18      .24        .27      .46

Weighted average number
 of shares:
   Common                           8,760    8,699      8,743    8,697
   Common and dilutive
     common equivalent              8,942    9,125      8,936    9,096


See accompanying notes to interim consolidated financial statements.




EMS Technologies, Inc.
Consolidated Balance Sheets (Unaudited)
(In thousands)

                                                June 30      December 31
                                                  2000           1999
                                                -------      -----------
ASSETS

Current assets:
  Cash and cash equivalents                    $  4,224          4,832
  Trade accounts receivable, net                 80,343         67,804
  Inventories:
    Work in process (note 6)                      9,485          6,803
    Parts and materials                          23,179         21,946
                                                -------        -------
      Total inventories                          32,664         28,749
                                                -------        -------

  Deferred income taxes                           1,020          1,020
                                                -------        -------
      Total current assets                      118,251        102,405
                                                -------        -------
Property, plant and equipment:
  Land                                            3,606          3,667
  Building and leasehold improvements            21,025         21,077
  Machinery and equipment                        64,318         59,102
  Furniture and fixtures                          5,540          7,553
                                                -------        -------
      Total property, plant and equipment        94,489         91,399

  Less accumulated depreciation
   and amortization                              46,512         42,345
                                                -------        -------
      Net property, plant and equipment          47,977         49,054
                                                -------        -------
Investment in limited partnership                16,000         13,000
Deferred income taxes, net                        2,409          2,409
Accrued pension asset                             2,849          3,084
Other assets (note 6)                             8,739          8,854
Goodwill, net of accumulated amortization        10,762         11,022
                                                -------        -------

                                               $206,987        189,828
                                                =======        =======

See accompanying notes to interim consolidated financial statements.





EMS Technologies, Inc.
Consolidated Balance Sheets (Unaudited), continued
(In thousands, except share data)

                                                June 30     December 31
                                                  2000          1999
                                                -------     -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt       $ 19,532         16,613
  Accounts payable                               22,950         18,811
  Income taxes                                      471            -
  Accrued compensation costs                      8,764          6,184
  Accrued retirement costs                          569            594
  Accrued post-retirement benefit                 2,309          2,309
  Deferred revenue                                4,146          3,471
  Other liabilities                               1,786          2,324
                                                -------        -------
      Total current liabilities                  60,527         50,306

Long-term debt, excluding
 current installments                            38,032         33,707
                                                -------        -------
      Total liabilities                          98,559         84,013
                                                -------        -------
Stockholders' equity:
  Preferred stock of $1.00 par value
   per share.  Authorized 10,000,000
   shares; none issued                              -              -
  Common stock of $.10 par value per
   share.  Authorized 75,000,000 shares;
   issued and outstanding 8,765,000 in
   2000 and 8,706,000 in 1999                      877             871
  Additional paid-in capital                    34,662          34,503
  Accumulated other comprehensive income -
   foreign currency translation adjustment      (1,786)         (1,838)
  Retained earnings                             74,675          72,279
                                               -------         -------
      Total stockholders' equity               108,428         105,815
                                               -------         -------

                                              $206,987         189,828
                                               =======         =======

See accompanying notes to interim consolidated financial statements.





EMS Technologies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
                                                   Six Months Ended
                                                ----------------------
                                                June 30         July 2
                                                  2000           1999
                                                 ------         ------
Cash flows from operating activities:
  Net earnings                                  $ 2,396          4,052
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Depreciation and amortization                4,493          5,499
     Goodwill amortization                          260            260
     Changes in operating assets
      and liabilities:
       Trade accounts receivable                (12,539)         2,202
       Inventories                               (3,915)        (3,466)
       Accounts payable                           4,139          3,394
       Income taxes                                 471            335
       Accrued costs, deferred revenue
         and other current liabilities            2,692           (904)
       Other                                         29            297
                                                 ------         ------
     Net cash provided by (used in)
      operating activities                       (1,974)        11,669
                                                 ------         ------
Cash flows from investing activities:
  Purchase of property, plant and equipment      (3,120)        (7,137)
  Investment in limited partnership              (3,000)           -
  Payments for asset acquisition                    -           (9,622)
                                                 ------         ------
     Net cash used in investing activities       (6,120)       (16,759)
                                                 ------         ------
Cash flows from financing activities:
  Borrowing of long-term debt                     7,244         11,546
  Proceeds from exercise of stock options,
   net of withholding taxes paid                    190          (197)
                                                 ------         ------
     Net cash provided by financing activities    7,434         11,349
                                                 ------          -----
     Net change in cash and cash equivalents       (660)         6,259

Effect of exchange rates on cash                     52            752
Cash and cash equivalents at
 beginning of period                              4,832          4,384
                                                 ------          -----
Cash and cash equivalents at
 end of period                                  $ 4,224         11,395
                                                 ======         ======

Supplemental disclosure of cash flow
  information:
    Cash paid for interest                      $ 2,017          1,223
    Cash paid for income taxes                  $   624          1,085

Non-cash Investing and Financing:
In January 1999, the Company acquired (through its subsidiary, EMS Technologies Canada, Ltd.) the Space Systems and Products Division of
Spar Aerospace Limited located near Montreal, Quebec, and Spar Holdings, Inc. (a wholly-owned subsidiary of Spar Aerospace Limited). The transaction was accounted for as an asset purchase valued at $17.4 million. In 1999, the Company made cash payments to the seller of $6.2 million of the purchase price at closing and $4.2 million in two installments relating to the deferred portion of the purchase price, with funds provided under the Company's U.S. revolving credit agreement. The remaining $7.0 million of the purchase price was financed by the seller in equal installments that are due, with annual interest of 5.5%, on December 31, 2000 and 2001. These installments are payable, at the Company's option, either in cash or equivalent value of the Company's common stock.

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


(2) Acquisition
In January 1999, the Company acquired (through its subsidiary, EMS Technologies Canada, Ltd.) the Space Systems and Products Division of Spar Aerospace Limited, located near Montreal, Quebec, and Spar Holdings, Inc. (a wholly-owned subsidiary of Spar Aerospace Limited) - collectively, the Montreal Space Division. The transaction was accounted for as an asset purchase under the purchase method of accounting; accordingly, the Company's 1999 consolidated statement of earnings includes the results of operations of the former Montreal Space Division only subsequent to the acquisition date. The asset purchase was valued at $17.4 million, representing the $20.3 million price per the purchase agreement, as adjusted for approximately $400,000 of debt owed by the seller and assumed by the Company (which debt related to Canadian government support for Montreal Space Division research activities), and for the $2.5 million that the Space Division's actual working capital at the closing date was less than the working capital that had been projected in the purchase agreement.

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

The sole asset of Spar Holdings, Inc. (now named EMS Holdings, Inc.) was an equity investment of less than 5% in a limited partnership. The general partner in this venture is a large, international aerospace firm. The goal of the investment is to enable the Company to participate in the development and implementation of a satellite network that will provide high-data-rate wireless services. In subsequent negotiations with the general partner concerning the Company's future scope of work, the Company agreed to invest an additional $9 million, comprising a $3 million payment in late 1999, a $3 million payment in May 2000, and a $3 million in-kind contribution in the form of a specific technological development. After making these additional investments, the Company's equity stake in the limited partnership will remain below 5%. The Company does not expect to make any further cash or in-kind investments. The Company's equity investment is accounted for at historical cost and has a carrying value of $16 million at June 30, 2000 and $13 million at December 31, 1999.

The following schedule (in thousands, except per share data) presents pro forma consolidated financial data for the six months of 1999, as though the acquisition had occurred at the beginning of that period:

                                              Six months ended
                                          ------------------------
                                          June 30          July 2
                                            2000            1999
                                          (Actual)      (Pro Forma)
                                          --------       ---------
     Consolidated Data:
     Revenue                              $139,317        126,688
     Net income	                             2,396          3,657
     Earnings per share:
        Basic                                  .27            .42
        Diluted                                .27            .42


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

The Company has granted stock options that are potentially dilutive to basic earnings per share, summarized as follows (shares in thousands):

                                          June 30        July 2
                                            2000          1999
                                           ------        ------
     Dilutive stock options,
       included in earnings per
       share calculations:
         Shares                             1,058           494
         Average price per share          $ 12.90       $  9.35

     Anti-dilutive stock options,
       excluded from earnings per
       share calculations:
         Shares                               471           733
         Average price per share          $ 21.20       $ 19.36

The Company's earnings per share in any particular period could be diluted by the effect of the convertible debt issued in the acquisition of the Montreal Space Division (see note 2), calculated as if the debt were converted on the first day of the period, with net income adjusted for interest expense (net of taxes) that would have been avoided if such conversion had occurred. The convertible debt did not have a dilutive effect on second quarter or six month earnings in 2000, however it was dilutive to second quarter and six month earnings in 1999.

Following is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the second quarter and first six months (in thousands, except earnings per share data):
                                  Net           Common        Earnings
                               Earnings         Shares           Per
                              (Numerator)    (Denominator)      Share
                              -----------    -------------   ----------
                              2000  1999      2000  1999     2000  1999
                              ----  ----      ----  ----     ----  ----
Second Quarter
--------------
Basic                       $1,612  2,090    8,760  8,699    $.18   .24

Common equivalent shares:
   From stock options                          182    101
   From convertible debt                        -     325

Add: Interest expense on
  convertible debt, net
  of income taxes               -      63
                             -----  -----    -----  -----
Diluted                     $1,612  2,153    8,942  9,125    $.18   .24
                             =====  =====    =====  =====

Six Months
----------
Basic                       $2,396  4,052    8,743  8,697    $.27   .47

Common equivalent shares:
   From stock options                          193     74
   From convertible debt                        -     325

Add: Interest expense on
  convertible debt, net
  of income taxes               -     125
                             -----  -----    -----  -----
Diluted                     $2,396  4,177    8,936  9,096    $.27   .46
                             =====  =====    =====  =====



(4) Comprehensive Income
Beginning in fiscal 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components. Under SFAS 130, all items that are recognized under accounting standards as components of comprehensive income must be reported in the financial statements. The only element of comprehensive income that is applicable to the Company is the change in the foreign currency translation adjustment.

Following is a summary of comprehensive income (in thousands):

                                    Quarter ended     Six months ended
                                  ----------------   -----------------
                                  June 30   July 2   June 30    July 2
                                    2000     1999      2000      1999
                                  -------   ------   -------    ------

Net income                         $1,612    2,090     2,396     4,052

Other comprehensive income
  (expense) - foreign currency
  translation adjustment               88      848        52       933
                                    -----    -----     -----     -----
   Comprehensive income            $1,690    2,938     2,448     4,985
                                    =====    =====     =====     =====


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

Following is a summary of the Company's interim segment data (in thousands):
                                    Quarter ended     Six months ended
                                  ----------------    ----------------
                                  June 30   July 2    June 30   July 2
                                    2000     1999       2000     1999
                                  -------   ------    -------  -------
Revenues:
  Space and technologies          $29,883   37,760     59,248   63,956
  Wireless products                47,000   29,695     80,069   58,692
                                   ------   ------    -------  -------
      Total                       $76,883   67,455    139,317  122,648
                                   ======   ======    =======  =======
Operating income (loss):
  Space and technologies          $(2,099)   2,178     (1,822)   4,071
  Wireless products                 5,457    1,659      6,900    3,286
                                   ------   ------    -------  -------
      Total                       $ 3,358    3,837      5,078    7,357
                                   ======   ======    =======  =======
Net earnings (loss):
  Space and technologies          $(2,078)   1,136     (1,861)   2,249
  Wireless products                 3,250      762      3,984    1,569
  Corporate                           440      192        273      234
                                   ------   ------    -------  -------
      Total                       $ 1,612    2,090      2,396    4,052
                                   ======   ======    =======  =======


                                                      June 30  July 2
                                                        2000     1999
                                                      -------  -------
Assets:
  Space and technologies                             $105,715   90,836
  Wireless products                                    93,771   85,649
  Corporate                                             7,501    6,340
                                                      -------  -------
     Total                                           $206,987  182,825
                                                      =======  =======


                                    Quarter ended     Six months ended
                                   ---------------    ----------------
                                  June 30   July 2    June 30   July 2
                                    2000     1999       2000     1999
                                  -------   ------    -------   ------
Supplemental Information -
   Revenue by Product Line:

   Space and Technologies        $ 29,883   37,760     59,248   63,956

   Wireless Products:
      Network Products and
       Systems Integration         22,742   20,562     40,939   42,369
      PCS/Cellular Antennas        21,074    5,602     32,700   10,110
      SATCOM                        3,184    3,531      6,430    6,213
                                   ------   ------    -------  -------
         Total Wireless Products   47,000   29,695     80,069   58,692
                                   ------   ------    -------  -------
   Total Consolidated Revenue    $ 76,883   67,455    139,317  122,648
                                   ======   ======    =======  =======


(6) Investments in NetSat Satellite Design
In September 1999, the Company obtained a contract to acquire control of NetSat 28 Company, L.L.C.("NetSat"). This contract was subject to the FCC's approval of the transfer of NetSat's license to launch and operate a high-capacity Ka-band satellite over the United States. At the end of the second quarter, the FCC unexpectedly revoked NetSat's license, based solely on NetSat's failure to begin satellite construction prior to a milestone date of May 1998, and was not based in any way on the proposed transfer of control of NetSat to EMS. The Company is reviewing potential alternative uses for its investment of approximately $3 million in inventory and other assets related to the NetSat satellite design effort; if these assets do not prove to be fully recoverable, then to the extent appropriate, these assets would be written off.


ITEM 2.  	Management's Discussion And Analysis of
           Financial Condition and Results of Operations

Results of Operations
---------------------
Consolidated net sales for the second quarter and first six months of 2000 were $76.9 million and $139.3 million respectively, compared with $67.5 million and $122.6 million for the same respective periods in 1999. The higher consolidated revenues in 2000 were attributable to a net increase in the wireless products segment - in particular, the Company's PCS/cellular antenna product line has benefited from the expansion of its customers' wireless networks in North America. The Company expects that revenues from PCS/ cellular antenna products for the remainder of the year will continue to exceed those of comparable periods one year earlier; however, the second quarter 2000 revenues reflected a major system roll-out by a single customer, and sales levels for the remaining quarters of 2000 are unlikely to exceed the second quarter level. The wireless products revenue growth more than offset the effect of comparatively lower revenues in the space and technologies segment; this segment received significant new orders in the second quarter of 2000, but the development efforts on these recent orders had not yet reached a stage to generate substantial revenues.

Cost of sales, as a percentage of consolidated net sales, for the interim periods of 2000 was not significantly different from the interim periods in 1999, although the relative contributions from the Company's two segments changed substantially. For the interim periods in 2000, the benefit of higher wireless product revenues (which have a low cost of sales percentage) offset the effects of a less favorable mix of contracts in the space and technologies segment, as well as lower revenues over which to absorb that segment's fixed overhead costs.

Selling, general and administrative expenses, as a percentage of consolidated net sales, increased to 18% for the second quarter of 2000 compared with 16% for 1999, mainly due to expanded efforts to market the Company's wireless products. However, for the full six months, the increase in selling, general and administrative expenses was proportional with consolidated sales growth.

Research and development expenses represent the cost of the Company's internally funded efforts. Significant research and development effort also occurs under many specific customer orders in the space and technologies segment and, accordingly, is reflected in cost of sales. The increase in research and development expenses is related to specific products being developed for new applications in space, satellite communications, and private local area networks; furthermore, research and development expenses for the remaining quarters of 2000 are expected to be comparable with the second quarter level.

Interest expense increased in 2000 compared with 1999 due to the increased debt levels associated with funding expanded operations in the Company's Canadian subsidiary.

The effective income tax rate for 2000 was 26%, which is somewhat higher than in the first quarter of 2000 due to higher expected levels of U.S.-related earnings based upon the recent growth of wireless product revenues. However, the 2000 effective rate compares favorably with the 28% rate for the year 1999 and reflects the expected benefit from research-related income tax incentives available to the Company's Canadian subsidiary.

Liquidity and Capital Resources
-------------------------------
The Company used cash in operating activities mainly due to higher receivables resulting from the strong wireless products revenue growth. However, the cash balance did not change substantially from the level at the end of 1999 due to additional borrowing from the Company's lines of credit. Management believes that the Company's present liquidity, together with cash from operations and sources of external financing, will support its current business activities and near-term capital investment plans. However, additional sources of liquidity will be needed over the next few years if the Company and its markets continue to grow.

In September 1999, the Company obtained a contract to acquire control of NetSat 28 Company, L.L.C.("NetSat"). This contract was subject to the FCC's approval of the transfer of NetSat's license to launch and operate a high-capacity Ka-band satellite over the United States. At the end of the second quarter, the FCC unexpectedly revoked NetSat's license, based solely on NetSat's failure to begin satellite construction prior to a milestone date of May 1998, and was not based in any way on the proposed transfer of control of NetSat to EMS. The Company is reviewing potential alternative uses for its investment of approximately $3 million in inventory and other assets related to the NetSat satellite design. If the Company's investment in NetSat satellite design proves not to be fully recoverable, then these assets will be written off to the extent appropriate. If the Company utilizes its investment in NetSat satellite design by participating in another effort to design, construct and launch a geostationary Ka-band satellite for broadband communications, such efforts will likely require substantial additional sources of liquidity.

Risk Factors and Forward-Looking Statements
-------------------------------------------
Forward looking statements with respect to expected revenues cash flows and tax rates are included in management's discussion and analysis of financial condition and results of operations. Actual results could differ materially from those suggested in any forward-looking statements as a result of a variety of factors. Such factors include, but are not limited to:

-- successful completion of technological development programs by the Company and the effects of technology that may be developed by competitors;

-- successful transition of products from development stages to an efficient manufacturing environment;

-- customer response to new products and services, and general conditions in our target markets (such as logistics, PCS/cellular telephony, and space-based communications);

-- the availability of financing for satellite data communications systems and for expansion of terrestrial PCS/cellular phone systems;

-- the extent to which competing terrestrial systems succeed in providing extensive broadband Internet access on a dependable and economical basis;

-- the growth rate of demand for various mobile and high-speed data communications services;

-- the Company's ability to achieve expected levels of research efforts that qualify for tax incentives and apportionment of pre-tax income among various tax jurisdictions;

-- and the outcome of efforts to participate with potential strategic partners in offering Ka-band high-speed data communications service via geostationary satellite.

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

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements," which provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company is continuing to assess the possible effects, if any, of implementation of SAB 101, which must be reported with results of operations and implemented no later than the Company's fourth quarter, which begins October 1, 2000.


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2000, the Company had the following market risk sensitive instruments (in thousands):

Revolving credit loan, maturing in November 2003,
interest payable quarterly at a variable rate
(8.7% at the end of the quarter)                          $ 24,149

Revolving credit loan, maturing in February 2001,
interest payable at a variable rate
(7.95% at the end of the quarter)                           13,839
                                                            ------
    Total market-sensitive debt                           $ 37,988
                                                            ======

At June 30, 2000, the Company also had intercompany accounts that eliminate in consolidation but that are considered market risk sensitive instruments:

   Short-Term Due to Parent, payable by European subsidiaries in the following countries and arising from purchase of the Parent's products for sale in Europe:

                        Exchange Rate
                       ($U.S. per unit          $U.S. in thousands
                      of local currency)       (Reporting Currency)
                      ------------------       --------------------
     Belgium               .024 /Franc              $     4
     France                .146 /Franc                  839
     Germany               .488 /Mark                 1,186
     Netherlands           .433 /Guilder                933
     Sweden                .114 /Krona                  201
     United Kingdom       1.517 /Pound                  377
                                                      -----
       Total short-term due to parent               $ 3,540
                                                      =====


                                 PART II
                                 -------
                            Other Information

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on April 28, 2000.  At the meeting, each of the following individuals was elected to serve as a member of the Board of Directors during the forthcoming year, by the vote indicated:
                                  									        Abstain or
               				     For        	Withheld   		Broker Non-Votes

Alfred G. Hansen	    6,650,191     	120,219		        783,100
Jerry H. Lassiter	   6,763,733	       6,677		        783,100
John. B. Mowell	     6,764,233	       6,177		        783,100
Don T. Scartz		      6,764,767	       5,643		        783,100
Thomas E. Sharon	    6,764,074	       6,336		        783,100
Norman E. Thagard	   6,757,683	      12,727		        783,100

At the Meeting, the Shareholders also considered and approved the adoption of an amendment of the EMS Technologies, Inc. 1997 Stock Incentive Plan to increase the number of shares available thereunder, by the following vote:


				                    For        	Against          Abstain
				                 5,994,500    	1,524,228		        34,782


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

     10.1 EMS Technologies, Inc. 1997 Stock Incentive Plan, as adopted January 24, 1997, and amended through April 28, 2000 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

     27.1   Financial Data Schedule

(b) Reports on Form 8-K - The Company filed no reports on Form 8-K during the second quarter of 2000.


    SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMS TECHNOLOGIES, INC.


By:  /s/ Alfred G. Hansen               Date:    8/14/00
    Alfred G. Hansen
    President and Chief Operating
      Officer



By:  /s/ Don T. Scartz                  Date:    8/14/00
    Don T. Scartz
    Treasurer and Chief Financial
    Officer