Form 10-Q
period 2000-09-30
EMS TECHNOLOGIES INC
filed 2000-11-13
CIK 32198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2000

EMS TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-1035424
(State or other jurisdiction of incorporation of organization)	(IRS Employer ID Number)

660 Engineering Drive
Norcross, Georgia	30092
(Address of principal executive offices)	(Zip Code)

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

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

EMS Technologies, Inc.

Consolidated Statements of Earnings (Unaudited)

(In thousands, except net earnings per share data)

	Quarter ended		Nine months ended
	Sep 29	Oct 1	Sep 29	Oct 1
	2000	1999	2000	1999
Net sales	$69,866	54,274	209,183	176,922
Cost of sales	48,317	36,143	142,198	118,704
Selling, general and administrative expenses	12,292	10,760	37,472	33,201
Research and development expenses	5,445	5,760	20,623	16,049
Operating income	3,812	1,611	8,890	8,968

Non-operating income (expense), net	(34)	(138)	141	(218)
Interest expense	(1,125)	821)	(3,142)	(2,044)
Earnings before income taxes	2,653	652	5,889	6,706
Income tax expense	(838)	(126)	(1,678)	(2,128)
Net earnings	$1,815	526	4,211	4,578
	====	====	====	====

Net earnings per share:
Basic	$.21	.06	.48	.53
Diluted	.20	.06	.47	.52

Weighted average number of shares
Common	8,776	8,709	8,754	8,702
Common and dilutive common equivalent	8,920	8,809	8,931	9,109

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc

Consolidated Balance Sheets (Unaudited)

(In thousands)

	Sep 29	Dec 31
	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$4,200	4,832
Trade accounts receivable	78,779	67,804
Inventories:
Work in process (note 6)	8,562	6,803
Parts and materials	26,422	21,946
Total inventories	34,984	28,749

Deferred income taxes	1,020	1,020
Total current assets	118,983	102,405

Property
Land	3,651	3,667
Building and leasehold improvements	21,139	21,077
Machinery and equipment	67,359	59,102
Furniture and fixtures	5,576	7,553
Total property	97,635	91,399

Less accumulated depreciation and amortization	48,543	42,345
Net property	49,092	49,054

Investment in limited partnership	16,000	13,000
Deferred income taxes	2,409	2,409
Accrued pension asset	2,796	3,084
Other assets (note 6)	9,160	8,854
Goodwill	10,632	11,022
	$209,072	189,828
	======	======

See accompanying notes to interim consolidated financial statements

EMS Technologies, Inc

Consolidated Balance Sheets (Unaudited), continued

(In thousands, except share data)

	Sep 29	Dec 31
	2000	1999
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$19,601	16,613
Accounts payable	23,665	18,811
Income taxes	939	--
Accrued compensation	7,680	6,184
Accrued retirement costs	861	594
Accrued post-retirement benefit	2,309	2,309
Deferred revenue	3,781	3,471
Other liabilities	1,921	2,324
Total current liabilities	60,757	50,306

Long-term debt, excluding current installments	38,248	33,707
Total liabilities	99,005	84,013

Stockholders' equity:
Preferred stock of $1.00 par value
per share. Authorized 10,000,000 shares;
none issued	--	--
Commons stock of $.10 par value per share.
Authorized 75,000,000 shares;
issued and outstanding 8,765,000 in 2000
and 8,706,000 in 1999	880	871
Additional paid-in capital	34,848	34,503
Accumulated other comprehensive income
foreign currency translation adjustment	(2,151)	(1,838)
Retained earnings	76,490	72,279
Total stockholders' equity	110,067	105,815
	$209,072	189,828
	======	======

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc

Consolidated Staements of Cash Flows (Unaudited),

(In thousands)

	Nine Months Ended
	Sep 29	Dec 31
	2000	1999
Cash flows from operating activities:
Net earnings	$4,211	4,578
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation amortization	6,676	6,004
Goodwill amortization	390	390
Changes in operating assets and liabilities
Trade accounts receivable	(10,975)	2,502
Inventories	(6,235)	(4,471)
Accounts payable	4,854	(160)
Income taxes	939	2,010
Accrued costs, deferred revenue and other current liabilities	1,670	(1,321)
Other	(481)	(264)
Net cash provided by (used in) operating activities	1,049	9,268

Cash flows from investing activities:
Purchase of property, plant and equipment	(6,276)	(9,341)
Investment in limited partnership	(3,000)	--
Payments for asset acquisition	--	(9,622)
Net cash used in investing activities	(9,276)	(18,963)

Cash flows from financing activities:
Borrowing of long-term debt	7,529	15,225
Proceeds from exercise of stock options,
net of withholding taxes paid	379	(110)
Net cash provided by financing activities	7,908	15,115

Net cash in cash and cash equivalents	(319)	5,420
Effect of exchange rates on cash	(313)	938
Cash and cash equivalents at beginning of period	4,832	4,384
Cash and cash equivalents at end of period	$4,200	10,742
	=====	=====

Supplemental disclosure of cash flow information
Cash paid for interest	$3,142	1,632
Cash paid for income taxes	$624	1,121

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

1.       Basis of Presentation

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

2.       Acquisition

In January 1999, the Company acquired (through its subsidiary, EMS Technologies Canada, Ltd.) the Space Systems and Products Division of Spar Aerospace Limited, located near Montreal, Quebec, and Spar Holdings, Inc. (a wholly-owned subsidiary of Spar Aerospace Limited)-collectively, the Montreal Space Division. The transaction was accounted for as an asset purchase under the purchase method of accounting; accordingly, the Company's 1999 consolidated statement of earnings includes the results of operations of the former Montreal Space Division only subsequent to the acquisition date. The asset purchase was valued at $17.4 million, representing the $20.3 million price per the purchase agreement, as adjusted for approximately $400,000 of debt owed by the seller and assumed by the Company, (which debt related to Canadian government support for Montreal Space Division research activities) and for the $2.5 million that the Space Division's actual working capital at the closing date was less than the working capital that had been projected in the purchase agreement.

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

The following schedule (in thousands, except per share data) presents pro forma consolidated financial data for the six months of 1999, as though the acquisition had occurred at the beginning of that period:

	Nine Months Ended
	Sep 29	Dec 31
	2000	1999
	(Actual)	(Pro Forma)
Consolidated Data:
Revenue	$209,183	176,922
Net income	4,211	4,578
Earnings per share:
Basic	.48	.53
Diluted	.47	.52

3.      Earnings per Share

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

The Company has granted stock options that are potentially dilutive to basic earnings per share, summarized as follows (shares in thousands):

Sep 29
2000
Dilutive stock options, included in earnings
per share calculations:
Shares	058
Average price per share	$ 12.90

Anti-dilutive stock options, excluded from
per share calculations:
Shares	471
Average price per share	$ 21.20

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

Following is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the second quarter and first six months (in thousands, except earnings per share data):

	Net		Common		Earnings
	Earnings		Shares		Per
	(Numerator)		(Denominator)		Share
	2000	1999	2000	1999	2000	1999
Third Quarter
Basic	$1,815	526	8,776	8,709	$ .21	.06
Common equivalent shares:
From stock options	--	--	144	100	--	--
Diluted	$1,815	526	8,920	8,809	$ .20	.06
	====	====	====	====	====	====

	Net		Common		Earnings
	Earnings		Shares		Per
	(Numerator)		(Denominator)		Share
	2000	1999	2000	1999	2000	1999
Nine Months
Basic:	$4,211	4,578	8,754	8,702	$ .48	.53
Common equivalent shares:
From stock options			177	82
From convertible debt			--	325
Add: Interest expense on
convertible debt, net of
Income taxes	--	167	--	--	--	--
Diluted	$4,211	4,745	8,931	9,109	$ .47	.52
	====	====	====	====	====	====

4.      Comprehensive Income

Beginning in fiscal 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components. Under SFAS 130, all items that are recognized under accounting standards as components of comprehensive income must be reported in the financial statements. The only element of comprehensive income that is applicable to the Company is the change in the foreign currency translation adjustment .

Following is a summary of comprehensive income (in thousands):

	Quarter ended		Nine months ended
	Sep 29	Oct 1	Sep 29	Oct 1
	2000	1999	2000	1999
Net income	$1,815	526	4,211	4,578

Other comprehensive income (expense) -
foreign currency translation adjustment	(365)	(283)	(313)	650
Comprehensive income	$1,450	243	3,898	5,228
	====	====	====	====

5.      Interim Segment Disclosures

The Company is organized into two reportable segments: Space and Technologies, and Wireless Products. Each segment is separately managed and comprises a range of products and services that share distinct operating characteristics. The Company evaluates each segment primarily upon operating profit.

Following is a summary of the Company's interim segment data (in thousands):

	Quarter ended		Nine months ended
	Sept 29	Oct 1	Sep 29	Oct 1
	2000	1999	2000	1999
Revenues:
Space and technologies	$29,386	24,307	88,634	88,200
Wireless products	40,480	29,967	120,549	88,722
Total	$69,866	54,274	209,183	176,922
	=====	=====	=====	=====

Operating income (loss):
Space and technologies	$(970)	399	(2,792)	4,470
Wireless products	4,782	1,212	11,682	4,498
Total	$3,812	1,611	8,890	8,968
	=====	=====	=====	=====

Net earnings (loss):
Space and technologies	$(980)	140	(2,842)	2,389
Wireless products	2,870	559	6,854	2,128
Corporate	(75)	(173)	198	61
Total	$1,815	526	4,211	4,578
	=====	=====	=====	=====

			Sep 29	Oct 1
			2000	1999
Assets:
Space and technologies			$108,506	98,450
Wireless products			91,987	78,168
Corporate			8,579	6,726
Total			$209,072	183,344
			======	======

	Quarter ended		Nine months ended
	Sept 29	Oct 1	Sep 29	Oct 1
	2000	1999	2000	1999
Supplemental Information -
Revenue by Product Line:
Space and Technologies	$29,386	24,307	88,634	88,200
Wireless Products:
Network Products & Systems Integration	19,959	19,409	60,898	61,841
PCS/Cellular Antennas	17,051	7,326	49,751	17,436
SATCOM	3,470	3,232	9,900	9,445
Total Wireless Products	40,480	29,967	120,549	88,722
Total Consolidated Revenue	$69,866	54,274	209,183	176,922
	=====	=====	======	======

6.      Investments in NetSat Satellite Design

In September 1999, the Company obtained a contract to acquire control of NetSat 28 Company, L.L.C.("NetSat"). This contract was subject to the FCC's approval of the transfer of NetSat's license to launch and operate a high-capacity Ka-band satellite over the United States. At the end of the second quarter, the FCC unexpectedly revoked NetSat's license, based solely on NetSat's failure to begin satellite construction prior to a milestone date of May 1998, and was not based in any way on the proposed transfer of control of NetSat to EMS. The Company is reviewing potential alternative uses for its investment of approximately $3 million in NetSat satellite design that is reported on the balance sheet primarily in inventory but also in other assets.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Comparison of quarter ended September 29, 2000 to quarter ended October 1, 1999

Consolidated net sales for the third quarter and first nine months of 2000 were $70 million and $209 million respectively, compared with $54 million and $177 million for the comparable interim periods in 1999. The increase in revenues is primarily attributed to the Company's Wireless Products segment-in particular, the growth in the North American market for the Company's PCS/cellular antennas. The Company expects that sales of its PCS/cellular products for the fourth quarter of 2000 will exceed those of the fourth quarter of 1999.

Costs of sales, as a percentage of revenue, was 69% for the third quarter of 2000 and 68% for the first nine months of 2000, compared with 67% for the comparable interim periods on 1999. This increase is related to a less favorable mix of space and technologies contracts in 2000 compared with 1999.

Selling, general and administrative expenses, as a percentage of consolidated net sales, were 18% in 2000, compared with 20% for the third quarter of 1999 and 19% for the first nine months of 1999. This decrease mainly related to growth in revenue from the Company's PCS/cellular product line, which generally require lower selling and administrative expenditures than the Company's other product lines.

Research and development expenses represent the cost of the Company's internally funded efforts. Significant research and development effort also occurs under many specific customer orders in the space and technologies segment and, accordingly, is reflected in cost of sales. The increase in research and development expenses for the first nine months of 2000 compared with the same period in 1999 is primarily related to specific products being developed for new applications in broadband communications. The decrease in third quarter expenses in 2000 compared with 1999 is due to the transfer of resources out of self-funded development and into customer-funded development.

Interest expense increased in 2000 compared with 1999 as a result of additional borrowings under the Company's existing credit lines.

Other income/expenses decreased in 2000 compared with 1999 due to more favorable net foreign currency gains and losses.

The effective income tax rate for the first nine months of 2000 was 29%, compared with 32% in 1999, as a result of expected utilization of Canadian tax benefits.

Liquidity and Capital Resources

The Company generated approximately $1 million in cash from operating activities for the first nine months 2000 but used approximately $9 million in investing activities. However, the cash balance did not change substantially from the level at the end of 1999 due to additional borrowing from the Company's lines of credit.

Management believes that the Company's present liquidity, together with cash from operations and sources of external financing, will support its current business activities and near-term capital investment plans. However, additional sources of liquidity will be needed over the next few years if the Company and its markets continue to grow.

In September 1999, the Company obtained a contract to acquire control of NetSat 28 Company, L.L.C.("NetSat"). This contract was subject to the FCC's approval of the transfer of NetSat's license to launch and operate a high-capacity Ka-band satellite over the United States. At the end of the second quarter, the FCC unexpectedly revoked NetSat's license, based solely on NetSat's failure to begin satellite construction prior to a milestone date of May 1998, and was not based in any way on the proposed transfer of control of NetSat to EMS. The Company is reviewing potential alternative uses for its investment of approximately $3 million in NetSat satellite design that is reported on the balance sheet primarily in inventory but also in other assets. If the Company utilizes its investment in NetSat satellite design by participating in another effort to design, construct and launch a geostationary Ka-band satellite for broadband communications, such efforts will likely require substantial additional sources of liquidity.

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

Effect of New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that all derivatives be recognized as either assets or liabilities on the balance sheet and be measured at fair value. In June 1999, SFAS No. 133 was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 delays the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 effective January 1, 2001, and is currently engaged in a review to determined the impact of the statement on its results of operations or financial position.

PART II

OTHER INFORMATION

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

At September 29, 2000, the Company had the following market risk sensitive instruments (in thousands):

Revolving credit loan, maturing in November 2003,
interest payable quarterly at a variable rate
(Average rate of 8.94% at the end of the quarter)	$24,743

Revolving credit loan, maturing in February 2001,
Interest payable at a variable rate
(7.9% at the end of the quarter)	15,073
Total market-sensitive debt	$39,816
=====

At September 29, 2000, the Company also had intercompany accounts that eliminate in consolidation but that are considered market risk sensitive instruments:

Short-Term Due to Parent, payable by European subsidiaries in the following countries and arising from purchase of the Parent's products for sale in Europe:

	Exchange Rate
	($U.S. per unit of		$U.S. in thousands
	local currency)		(Reporting Currency)

Belgium	.022/	Franc	$543
France	.134/	Franc	1,550
Germany	.451/	Mark	1,006
Netherlands	.400/	Guilder	1,366
Sweden	.104/	Krona	179
United Kingdom	1.475/	Pound	769

Total short-term due to parent			$5,413
			====

ITEM 4. Exhibits and Reports on Form 8-K

(a)     Exhibits-The following exhibit is filed as part of this report:

3.1    Second Amended and Restated Articles of Incorporation of EMS Technologies, Inc.
         effective March 22, 1999 (incorporated by reference to Exhibit 3.1 to the Company's
         Annual Report on Form 10-K for the year ended December 31, 1998)

3.2    Bylaws of EMS Technologies, Inc., as amended through March 15, 1999 (incorporated by reference Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1998)

27.1   Financial Data Sheet

(b)     Reports on Form 8-K-The Company filed no reports on Form 8-K during the second quarter of 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMS TECHNOLOGIES, INC.

By:	/s/	Thomas E. Sharon	Date:	11/13/00
Thomas E. Sharon
President and Chief Executive Officer
By:	/s/	Don T. Scartz	Date:	11/13/00
Don T. Scartz
Treasurer and Chief Financial Officer

EXHIBIT 27.1
PERIOD TYPE	9 Months
FISCAL YEAR END	Dec-31-2000
PERIOD END	Sep-30-2000
CASH	4,200
SECURITIES	0
RECEIVABLES	78,849
ALLOWANCES	0
INVENTORY	34,984
CURRENT ASSETS	118,983
PP&E	97,635
DEPRECIATION	48,543
TOTAL ASSETS	209,072
CURRENT LIABILITIES	60,757
BONDS	0
PREFERRED-MANDATORY	0
PREFERRED	0
COMMON	35,728
OTHER-SE	74,339
TOTAL LIABILITY AND EQUITY	209,072
SALES	209,183
TOTAL REVENUES	209,183
CGS	142,198
TOTAL COSTS	142,198
OTHER EXPENSES	58,095
LOSS PROVISION	0
INTEREST EXPENSE	3,142
INCOME PRETAX	5,889
INCOME TAX	1,678
INCOME CONTINUING	4,211
DISCONTINUED	0
EXRAORDINARY	0
CHANGES	0
NET INCOME	4,211
EPS BASIC	.48
EPS DILUTED	.47