Form 10-Q/A
period 2000-09-29
EMS TECHNOLOGIES INC
filed 2000-12-15
CIK 32198

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

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

EMS Technologies, Inc.

Consolidated Statements of Earnings (Unaudited)

(In thousands, except net earnings per share data)

	Quarter ended		Nine months ended
	Sep 29	Oct 1	Sep 29	Oct 1
	2000	1999	2000	1999
Net sales	$69,866	54,274	209,183	176,922
Cost of sales	48,317	36,143	142,198	118,704
Selling, general and administrative expenses	12,292	10,760	37,472	33,201
Research and development expenses	5,445	5,760	20,623	16,049
Operating income	3,812	1,611	8,890	8,968

Non-operating income (expense), net	(34)	(138)	141	(218)
Interest expense	(1,125)	(821)	(3,142)	(2,044)
Earnings before income taxes	2,653	652	5,889	6,706
Income tax expense	(838)	(126)	(1,678)	(2,128)
Net earnings	$1,815	526	4,211	4,578
	====	====	====	====

Net earnings per share:
Basic	$.21	.06	.48	.53
Diluted	.20	.06	.47	.52

Weighted average number of shares
Common	8,776	8,709	8,754	8,702
Common and dilutive common equivalent	8,920	8,809	8,931	9,109

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc.

Consolidated Balance Sheets (Unaudited)

(In thousands)

	Sep 29	Dec 31
	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$4,200	4,832
Trade accounts receivable	78,779	67,804
Inventories:
Work in process (note 6)	8,562	6,803
Parts and materials	26,422	21,946
Total inventories	34,984	28,749

Deferred income taxes	1,020	1,020
Total current assets	118,983	102,405

Property
Land	3,561	3,667
Buildings and leasehold improvements	21,139	21,077
Machinery and equipment	67,359	59,102
Furniture and fixtures	5,576	7,553
Total property	97,635	91,399

Less accumulated depreciation and amortization	48,543	42,345
Net property	49,092	49,054

Investment in limited partnership	16,000	13,000
Deferred income taxes	2,409	2,409
Accrued pension asset	2,796	3,084
Other assets (note 6)	9,160	8,854
Goodwill	10,632	11,022
	$209,072	189,828
	======	======

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
issued and outstanding 8,796,000 in 2000
and 8,706,000 in 1999	880	871
Additional paid-in capital	34,848	34,503
Accumulated other comprehensive (loss)
foreign currency translation adjustment	(2,151)	(1,838)
Retained earnings	76,490	72,279
Total stockholders' equity	110,067	105,815
	$209,072	189,828
	======	======

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc.

Consolidated Statements of Cash Flows (Unaudited),

(In thousands)

	Nine Months Ended
	Sep 29	Oct 1
	2000	1999
Cash flows from operating activities:
Net earnings	$4,211	4,578
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation amortization	6,676	6,004
Goodwill amortization	390	390
Changes in operating assets and liabilities
Trade accounts receivable	(10,975)	2,502
Inventories	(6,235)	(4,471)
Accounts payable	4,854	(160)
Income taxes	939	2,010
Accrued costs, deferred revenue and other current liabilities	1,670	(1,321)
Other	(481)	(264)
Net cash provided by operating activities	1,049	9,268

Cash flows from investing activities:
Purchase of property, plant and equipment	(6,276)	(9,341)
Investment in limited partnership	(3,000)	--
Payments for asset acquisition	--	(9,622)
Net cash used in investing activities	(9,276)	(18,963)

Cash flows from financing activities:
Borrowing of long-term debt	7,529	15,225
Proceeds from exercise of stock options,
net of withholding taxes paid	379	(110)
Net cash provided by financing activities	7,908	15,115

Net changes in cash and cash equivalents	(319)	5,420
Effect of exchange rates on cash	(313)	938
Cash and cash equivalents at beginning of period	4,832	4,384
Cash and cash equivalents at end of period	$4,200	10,742
	=====	=====

Supplemental disclosure of cash flow information
Cash paid for interest	$3,142	1,632
Cash paid for income taxes	$624	1,121

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

The sole asset of Spar Holdings, Inc. (now named EMS Holdings, Inc.) was an equity investment of less than 5% in a limited partnership. The general partner in this venture is a large, international aerospace firm. The goal of the investment is to enable the Company to participate in the development and implementation of a satellite network that will provide high-data-rate wireless services. In subsequent negotiations with the general partner concerning the Company's future scope of work, the Company agreed to invest an additional $9 million, comprising a $3 million payment in late 1999, a $3 million payment in May 2000, and a $3 million in-kind contribution in the form of a specific technological development. After making these additional investments, the Company's equity stake in the limited partnership will remain below 5%. The Company does not expect to make any further cash or in-kind investments. The Company's equity investment is accounted for at historical cost and has a carrying value of $16 million at September 29, 2000 and $13 million at December 31, 1999.

The following schedule (in thousands, except per share data) presents pro forma consolidated financial data for the nine months of 1999, as though the acquisition had occurred at the beginning of that period:

	Nine Months Ended
	Sep 29	Oct 1
	2000	1999
	(Actual)	(Pro Forma)
Consolidated Data:
Revenue	$209,183	176,922
Net income	4,211	4,578
Earnings per share:
Basic	.48	.53
Diluted	.47	.52

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

The Company has granted stock options that are potentially dilutive to basic earnings per share, summarized as follows (shares in thousands):

	Sep 29	Oct 1
	2000	1999
Dilutive stock options, included in earnings
per share calculations:
Shares	922	484
Average price per share	$ 12.65	$ 9.33

Anti-dilutive stock options, excluded from
per share calculations:
Shares	554	736
Average price per share	$ 20.57	$ 19.33

The Company's earnings per share in any particular period could be diluted by the effect of the convertible debt issued in the acquisition of the Montreal Space Division (see note 2), calculated as if the debt were converted on the first day of the period, with net income adjusted for interest expense (net of taxes) that would have been avoided if such conversion had occurred. The convertible debt did not have a dilutive effect on third quarter or nine month earnings in 2000, however it was dilutive to third quarter and nine month earnings in 1999.

Following is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the third quarter and first nine months (in thousands, except earnings per share data):

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

6.      Investments in NetSat Satellite Design

In September 1999, the Company obtained a contract to acquire control of NetSat 28 Company, L.L.C.("NetSat"). This contract was subject to the FCC's approval of the transfer of NetSat's license to launch and operate a high-capacity Ka-band satellite over the United States. At the end of the second quarter, the FCC unexpectedly revoked NetSat's license, based solely on NetSat's failure to begin satellite construction prior to a milestone date of May 1998, NetSat's license, based solely on NetSat's failure to begin satellite construction prior to a milestone date of May 1998, and not based in any way on the proposed transfer of control of NetSat to EMS. The Company is reviewing potential alternative uses for its investment of approximately $3 million in NetSat satellite design that is reported on the balance sheet, primarily in inventory but also in other assets.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Comparison of quarter ended September 29, 2000 to quarter ended October 1, 1999

Consolidated net sales for the third quarter and first nine months of 2000 were $70 million and $209 million respectively, compared with $54 million and $177 million for the comparable interim periods in 1999. The increase in revenues is primarily attributed to the Company's Wireless Products segment - in particular, the growth in the North American market for the Company's PCS/cellular antennas. The Company expects that sales of its PCS/cellular products for the fourth quarter of 2000 will exceed those of the fourth quarter of 1999.

Costs of sales, as a percentage of revenue, was 69% for the third quarter of 2000 and 68% for the first nine months of 2000, compared with 67% for the comparable interim periods in 1999. This increase is related to a less favorable mix of Space and Technologies contracts in 2000 compared with 1999.

Selling, general and administrative expenses, as a percentage of consolidated net sales, were 18% in 2000, compared with 20% for the third quarter of 1999 and 19% for the first nine months of 1999. This decrease mainly related to growth in revenue from the PCS/cellular product line, which generally require lower selling and administrative expenditures than the Company's other product lines.

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

Liquidity and Capital Resources

The Company generated approximately $1 million in cash from operating activities for the first nine months of 2000, but used approximately $9 million in investing activities. However, the cash balance did not change substantially from the level at the end of 1999 due to additional borrowing from the Company's lines of credit.

Management believes that the Company's present liquidity, together with cash from operations and sources of external financing, will support its current business activities and near-term capital investment plans. However, additional sources of liquidity will be needed over the next few years if the Company and its markets continue to grow.

In September 1999, the Company obtained a contract to acquire control of NetSat 28 Company, L.L.C.("NetSat"). This contract was subject to the FCC's approval of the transfer of NetSat's license to launch and operate a high-capacity Ka-band satellite over the United States. At the end of the second quarter, the FCC unexpectedly revoked NetSat's license, based solely on NetSat's failure to begin satellite construction prior to a milestone date of May 1998, and not based in any way on the proposed transfer of control of NetSat to EMS. The Company is reviewing potential alternative uses for its investment of approximately $3 million in NetSat satellite design that is reported on the balance sheet primarily in inventory but also in other assets. If the Company utilizes its investment in NetSat satellite design by participating in another effort to design, construct and launch a geostationary Ka-band satellite for broadband communications, such efforts will likely require substantial additional sources of liquidity.

Risk Factors and Forward-Looking Statements

Forward looking statements with respect to expected cash flows and tax rates are included in management's discussion and analysis of financial condition and results of operations. Actual results could differ materially from those suggested in any forward-looking statement as a result of a variety of factors. Such factors include, but are not limited to:

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

--  and the outcome of efforts to participate with potential strategic partners in offering Ka-band high-speed data communications service via geostationary satellite; and

--  the Company's ability to attract and retain personnel having critical engineering and related technical skills, in a highly competitive employment market.

Effect of New Accounting Pronouncements

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

In December 1999, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, which summarized the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The SEC subsequently extended the implementation date to the fourth quarter for fiscal years beginning after December 15, 1999. The Company has reviewed its revenue recognition policies and does not believe that the adoption of SAB 101 will have a material effect on the financial statements.

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

27.1  Financial Data Sheet

(b)     Reports on Form 8-K-The Company filed no reports on Form 8-K during the third quarter of 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMS TECHNOLOGIES, INC.

By:	/s/	Thomas E. Sharon	Date:	11/13/00
Thomas E. Sharon
President and Chief Executive Officer
By:	/s/	Don T. Scartz	Date:	11/13/00
Don T. Scartz
Treasurer and Chief Financial Officer

EXHIBIT 27.1
PERIOD TYPE	9 Months
FISCAL YEAR END	Dec-31-2000
PERIOD END	Sep-30-2000
CASH	4,200
SECURITIES	0
RECEIVABLES	78,779
ALLOWANCES	0
INVENTORY	34,984
CURRENT ASSETS	118,983
PP&E	97,635
DEPRECIATION	48,543
TOTAL ASSETS	209,072
CURRENT LIABILITIES	60,757
BONDS	0
PREFERRED-MANDATORY	0
PREFERRED	0
COMMON	35,728
OTHER-SE	74,339
TOTAL LIABILITY AND EQUITY	209,072
SALES	209,183
TOTAL REVENUES	209,183
CGS	142,198
TOTAL COSTS	142,198
OTHER EXPENSES	58,095
LOSS PROVISION	0
INTEREST EXPENSE	3,142
INCOME PRETAX	5,889
INCOME TAX	1,678
INCOME CONTINUING	4,211
DISCONTINUED	0
EXRAORDINARY	0
CHANGES	0
NET INCOME	4,211
EPS BASIC	.48
EPS DILUTED	.47