Form 10-K
period 2000-12-31
EMS TECHNOLOGIES INC
filed 2001-04-02
CIK 32198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 2000

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

Common Stock, $.10 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K: [X]

The aggregate market value of voting stock held by persons other than directors or executive officers on March 23, 2001 was $ 137.7 million, based on a closing price of $ 15.88 per share. The basis of this calculation does not constitute a determination by the registrant that all of its directors and executive officers are affiliates as defined in Rule 405.

As of March 23, 2001, the number of shares of the registrant's common stock outstanding was 8,816,936 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Company's 2000 Annual Report to Shareholders and definitive proxy statement for the 2001 Annual Meeting of Shareholders of the registrant is incorporated herein by reference in Parts II, III and IV of this Annual Report on Form 10-K.

PART I

ITEM 1. Business

GENERAL

SUMMARY

EMS Technologies, Inc. (the "Company") designs, manufactures and markets products that are important in many kinds of wireless communications. The Company focuses on the needs of the mobile information user, with an increasing emphasis on broadband applications for high-data-rate, high-capacity wireless communications.

The Company is organized around two reportable business segments: Space and Technology, and Wireless Products. Each segment is separately managed and comprises products and services that share distinct operating characteristics. However, the Company believes that one of its competitive strengths is the technological and marketing synergy that occurs between the segments, as well as between the Company's various product lines. The Company believes that this synergy creates a path for highly advanced technologies to migrate to products for broader markets.

  Space and Technology

This segment manufactures custom-designed, highly engineered hardware for use in space and satellite communications, radar, surveillance and military counter-measures. A major strategic emphasis in this segment is the development of broadband technologies for use in high-data-rate, high-capacity satellite communications systems. The Company believes such systems will have an important role in the future delivery of a wide range of services, including Internet access, and that these systems will have technical features that make them competitive with hard-wired alternatives. Orders in this segment typically involve long-term contracts with production schedules that can extend a year or more, and most revenues are recognized under percentage-completion accounting. Hardware is sold to prime contractors or systems integrators rather than end-users. The Space and Technology segment accounted for 42%, 49% and 33% of consolidated net sales in 2000, 1999 and 1998, respectively.

  Wireless Products

The Wireless Products segment manufactures standardized antennas, terminals, and other wireless network products for use in logistics, healthcare information management, transportation, PCS/cellular communications, and satellite communications. The manufacturing cycle for each order is generally just a few days, and revenues are recognized upon shipment of hardware. Hardware is marketed to end-users and to third-parties who incorporate their products and services with the Company's hardware for delivery to an end-user. The Wireless Products segment accounted for 58%, 51% and 67% of consolidated net sales in 2000, 1999 and 1998, respectively.

The discussion of the Company's business set forth in this Item 1 is qualified by the materials appearing below under the heading "RISK FACTORS AND FORWARD-LOOKING STATEMENTS."

BACKGROUND

In its Space and Technology segment, the Company has developed strong expertise in components and subsystems. In the mid-1970's, the Company pioneered the use of electronic beam-forming networks ("BFNs"). A BFN allows a satellite to electronically adjust its antenna pattern in orbit. BFN technology was originally used by defense communications satellites to combat interference from the ground, but it has become important in a wide range of modern communications satellites. The Company's heritage in BFN technology has led to the development of "spot-beam" technology that allows commercial satellites to cover specific areas on the earth's surface; when coupled with the use of high frequencies such as the Ka band, this spot-beam technology allows for high-data-rate communications and very high capacity. The Company also produced the first all-electronic switch matrix to provide flexible interconnectivity between uplink and downlink channels in a commercial communications satellite.

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

In the Wireless Products segment, there are three main product lines: (1) wireless networks, (2) wireless infrastructure products, and (3) SATCOM products. In the first of these, the Company has developed wireless local-area computer networks that provide mobility and real-time data communications. These products enhance productivity of mobile workers and improve accuracy of transaction processing operations. The principal market is for material management functions in warehouses and distribution centers (the "logistics" market). Another important market relates to automation of patient care records in the healthcare environment (the "healthcare" market). More recently, the Company has applied its technologies in route-accounting and transportation (the "transportation" market), in which mobile computers are used by delivery and trucking personnel to track sales and inventory.

The Company's fastest growing wireless product line over the past four years has been a line of cellular/PCS base station antennas ("wireless infrastructure"). The leading product in this line (marketed under the "DualPol" trademark) employs polarization-diversity technology. These antennas allow cell-site tower structures that are much simpler and less obtrusive than conventional antenna towers. In addition, these antennas offer superior coverage and resistance to signal-fading, as compared with networks with conventional vertical polarization antennas. The Company also offers a full line of lower-priced, conventional antennas for both cellular and PCS networks. These products, along with a family of accessory products, are marketed to service providers and to original equipment manufacturers ("OEMs") domestically and internationally.

The Company has also established an industry-leading position in the market for mobile SATCOM (satellite communications) antennas and terminals. Initially these products were developed for international search and rescue, in which satellite technology helps locate downed aircraft or oceangoing ships in distress. The most successful component of the Company's SATCOM product lines was developed for advanced communications by corporate jets. In these aeronautical applications, the Company's antennas are mounted atop the jet's stabilizer and automatically change position to remain pointed at a communications satellite during flight; these systems provide voice, data and video communications via satellite. The Company has recently begun introducing other SATCOM products, including an airborne antenna system to deliver multi-channel video to commercial aircraft, a packet-data terminal to provide messaging/tracking services to over-the-road trucks, and an antenna for satellite-based monitoring of locomotives.

MARKETS AND PRODUCTS

Space and Technology Markets

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

Space and Technology Products

The Company designs and manufactures innovative satellite communications products. These products include satellite systems, subsystems and components that address the need for reliable, high-speed communications systems. The Company believes that the next generation of commercial communications satellites will be able to utilize technologies, such as multiple spot-beam antennas, highly integrated on-board switching, and advanced hub-and-terminal equipment, in which the Company has significant experience. The products developed by the Company for the Space and Technology segment comprise six main lines:

1. Antenna products

2. Microwave and power products

3. Ferrite products

4. Digital command and control products

5. Optical products, and

6. Broadband products.

- Antenna Products

For over thirty years, EMS has been providing innovative products for satellite antennas. The Company has experience in a variety of frequency ranges, including the UHF, S, C, X, Ku, Ka, Q, V and W bands. Employing a wide variety of technologies and architectures for fixed, mobile and broadcast applications, the Company's antenna products include:

- shaped reflectors,

- dual aperture shaped reflectors,

- direct radiating arrays,

- steerable antennas,

- omni antennas,

- Gregorian and Cassegrain antennas,

- lens antennas,

- deployable reflectors,

- dual polarized antennas, and

- phased arrays.

In October 2000, EMS's Ku-Band and S-Band antennas were deployed on the International Space Station. These antennas will be the primary voice, video and data link for astronaut crews and their science experiments. The Company's antenna products are also well positioned in growth markets such as broadband service systems like Anik-F2 and mobile telephony systems like AceS-2 and Inmarsat IV. Varying by frequency or market served, EMS's antennas pace industry standards by maximizing available spacecraft power and reducing radio interference between beams.

The Company's RADARSAT-2 imaging array is another example of highly advanced antennas that use active phase technology to image objects on Earth regardless of the weather. The RADARSAT-2 program will launch in 2003 and become the first to commercially market very high-resolution radar images for mapping and resource management customers. EMS met critical design milestones for RADARSAT-2 in 2000, and sees growing international customer interest in our radar imaging capabilities.

EMS is providing or has provided antenna products to other prominent space programs such as TDRSS, MSAT, Inmarsat, Koreasat, SkyBridge and Anik-B, C, D and E. Currently under development are antennas systems for anticipated high-capacity multimedia satellite systems such as SkyBridge.

- Microwave and Power Products

Microwave products and subsystems are an instrumental part of many commercial, defense and space systems. Microwave products control the microwave communications signals processed in a spacecraft. Microwave products include low-noise amplifiers, repeaters, transponders, and solid-state power amplifiers.

Power products provide highly efficient (up to 95%) conditioning of electric power aboard a spacecraft. In addition to their efficiency, the Company's power products have low mass and very low noise levels, and are hardened against the radiation that spacecraft experience at various orbit levels.

The Company's microwave and power products, such as crystal oscillators, electronic power conditioners, transponders, and low noise amplifiers, have become industry standards, as evidenced by new contracts in 2000 with NEC, TRW, and Lockheed Martin. The same microwave technologies are being used to build the next generation of international search and rescue satellite (SARSAT) signal repeater panels, to be installed on selected civil government satellites, to allow immediate location of distress signals from planes, ships, and lost hikers.

The Company is also providing or has provided microwave and power products to such programs as ACeS, Brazilsat, Anik-E, TDRSS, ERS-1, Radarsat, the International Space Station, MSAT, Telstar, Intelsat, Galaxy and Astrolink.

- Ferrite Products

EMS pioneered the use of ferrite materials in space and defense systems. Ferrite products provide phase and amplitude control of communications signals. The design, development and manufacture of ferrite products require considerable specialized in-house capabilities. These products include ferrite circulators, isolators, phase shifters, switches and switching networks, and transmit-receive networks. Ferrite products are integrated into satellite, shipboard, ground-based and airborne applications, including

- direct broadcast,

- direct audio,

- commercial and military communications,

- earth observation,

- multimedia, and

- defense systems.

As commercial satellites operate at higher frequency levels and claim available bandwidth, EMS has seen increasing demand for its Ka- and L-Band switching products. Customers of EMS's high power ferrite switching devices include Astrolink, XM-Radio, and others. The Company is also building autotrack modulators and LNA redundancy switches for Space Systems Loral. EMS won significant ferrite-based switch assembly contracts from Alcatel for Syracuse-III and MT-Sat-1R.

The Company's ferrite products have also been utilized in such programs as GEOSAT, ENVISAT, TDRS, MILSTAR, and ACTS.

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

Over 25 EMS-built processors and digital products are critical elements in the Canadian Space Agency's robotic arm and related contributions to the International Space Station. Workstations to control the robotic systems were also completed by EMS for launch in 2001. The significant advancements EMS has made in spacecraft data-processing capacity are being applied to the next generation of space computers and processors for both manned and unmanned systems, promising a 100-fold improvement in on-board computation power.

- Optical Products and Scientific Instruments

The Company has developed optical instruments and components for space agencies and commercial customers. The Company's latest optical product, the CalTrac™ star tracker, is a high-speed scientific instrument that uses the position of the stars to provide attitude control information for stabilizing a satellite's flight. The CalTrac™ star tracker product flew in 2000 as an experiment on Space Shuttle flights 101 and 106. New CalTrac™ customers in 2000 included Alenia Spazio and Bristol Aerospace, for the RADARSAT-2 and SCISAT spacecraft. The Company has also provided optical instruments to such programs as WINDII, Viking, and NASA Image.

Under contract to the Canadian Space Agency, EMS makes other fundamental science instruments, like the recently awarded MAESTRO spectrometer for Canada's SCISAT program. Meanwhile, EMS continues work on Canada's contribution to the Next Generation Space Telescope, which will one day replace the Hubble space telescope. .

- Broadband Products

The latest Space and Technology product line is devoted to emerging broadband, multimedia satellite applications. The Company is developing products for both the satellite payload and the ground terminal/hub station elements of future broadband systems. An important element of EMS's terminal products is the MF-TDMA (multi-frequency time division multiple access) architecture that the Company has developed to enhance system capacity. Another key element in the Company's broadband initiative is its experience in the development of high-frequency (Ka-band) antenna and beam-shaping technology that allows for frequency re-use and high capacity.

The Company is currently developing a new broadband application for SES Astra, Europe's largest provider of direct-to-home satellite broadcast services. The new system will utilize existing SES satellites, and it will create the first commercial Ka-band system for high-speed two-way communications - including Internet access - via satellite. This system is a very big "pipe" (40 Mbps downlink and 2Mbps uplink) that offers bandwidth-on-demand and extremely fast data speeds. The system also uses the DVB-RCS open standard for broadband communications that EMS helped develop. In 2000, the Company delivered prototype and pre-production interactive terminals for testing. The Company also delivered a hub station and conducted a successful public demonstration of the system in Luxembourg. The Company expects to begin commercial production of satellite interactive terminals for the SES Astra system in the second half of 2001. SES Astra expects to rollout its service beginning in late 2001.

The Company's work with SES Astra is just one of several broadband contracts and initiatives that the Company is pursuing. EMS believes that its leadership and experience on these programs will put it in good position to participate in other Ka-band opportunities as they develop.

Wireless Products and Markets

The Company's wireless products are focused on the markets for (1) wireless infrastructure, (2) wireless local area computer networks for logistics, and (3) mobile SATCOM.

Wireless Infrastructure

Wireless Infrastructure Market

National and international infrastructure for terrestrial-based wireless communications has been expanding to support growing worldwide demand. This demand is being fueled by:

(1) decreasing prices for wireless handsets,

(2) a more favorable regulatory environment,

(3) greater competition among service providers, and

(4) more availability of services and RF spectrum.

In addition, many developing countries are installing wireless telephone networks as an alternative to installing, expanding or upgrading traditional hard-wired networks. Emerging wireless data applications may also expand the market by allowing service providers to increase revenue-generating traffic on their networks.

Specific technological trends are also affecting the wireless industry. For example, the continuing growth of the wireless communications market has strained the capacity of traditional analog cellular systems that can carry only one call per channel of radio spectrum. As a result, many service providers are installing new digital equipment to increase per-channel capacity by factors ranging from three to eight. In addition, service providers are constructing PCS digital networks that operate at twice the frequency level of cellular systems; this provides the greater bandwidth necessary for an expanded range of voice and data services. However, PCS technology requires smaller cells than analog technology and, as a result, approximately four times the number of base stations to complete its geographical build-out.

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

In 2000, the infrastructure buildout in North American provided a very good market for the Company's antennas. During the year, the Company's won new supply contracts to major service providers such as VoiceStream Wireless, Nextel, AT&T Fixed Wireless, Bechtel, Sprint and Cricket. Based upon industry analysts' reports, the Company believes itself to be the leading supplier of base station antennas for PCS/cellular communications systems in North America. In the first quarter of 2001, EMS further expanded its manufacturing capacity by establishing new facilities in Brazil, and by beginning to build omni antennas at the Company's Space and Technology plant in Montreal. The Company is also investigating opportunities to begin manufacturing in China before the end of 2001

In addition to technical performance of the antennas, key competitive factors in this market are manufacturing capacity and ability to provide quick turnaround time in response to an order. Early in 2000, the Company restructured its production lines to a highly efficient continuous-manufacturing approach, and later consolidated all five of its engineering and production operations into one building. As a result, the Company was able to produce over 100,000 antennas in 2000, which nearly tripled the output of the previous year, and its surge manufacturing capacity has increased from 750 antennas a week to almost 4,000 per week.

Wireless Infrastructure Products

The Company has developed several advanced base station antennas for the PCS/cellular wireless infrastructure market:

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

In 2000, the Company introduced a "Micro AcCELLerator (trademark)" line. This much smaller version of the "AcCELLerator (trademark)" antenna was originally designed to help a Houston service provider gain zoning approval for new cell sites. Micro AcCELLerator™ antennas provide a complete, three-sector cell site in a highly integrated package as small as six inches in diameter, which is mounted atop an unobtrusive monopole.

- Vertical Polarization Antenna Products

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

Wireless Local Area Networks

Markets for Wireless Local Area Networks

Major technological advances and changes in the regulatory environment have led to the development and proliferation of wireless computer networks that extend the reach of existing hard-wired networks. Wireless local area networks (LANs) now accommodate notebook computers, pen-based notepads and other handheld computer terminals, as well as terminals for mounting on vehicles, such as forklifts. By providing network connectivity for mobile users, these products increase the accuracy, timeliness and convenience of data collection and information access. Traditionally, these wireless LAN systems were developed for operation using narrow band UHF radios at 450 MHz. The current generation of wireless LAN systems typically operates at 900 MHz with data rates in the range of 56-64 Kbps. The next generation of wireless LAN systems support even higher data rates of 1 Mbps and operate at 2.4 GHz. Future video transmissions and conferencing systems will likely use the 5.7 GHz frequency band where transmission rates of up to 25 Mbps are foreseen. The development of these advanced products is also creating new applications in established industrial markets and in vertical markets, such as transportation and service applications.

The Company's wireless LANs have been installed at more than 5,000 sites world wide, including the facilities of many Fortune 500 companies and some of the world's largest materials handling installations, such as distribution centers and seaports.

In 2000, the automotive market for logistics applications was very good for EMS, with major rollouts for GM and Ford in Europe, as well as Michelin and Goodyear. Other major customers during 2000 included Proctor & Gamble, paper and pulp supplier Fort James (now owned by Georgia Pacific), and Graybar (largest electrical distributor in U.S.). Leading wholesale retailer Costco also began using the MX family of terminals to manage inventory flow between its distribution centers and stores.

Another very good market in 2000 was for applications in seaports/container ports. With the new projects closed in 2000, the Company's roster of worldwide port installations grew to 130. There were new installations in the ports of Hamburg (Europe's second-largest), Barcelona, Hong Kong, and Kobe Japan. The Company believes that its new Spire™ antenna offered a competitive edge by providing better wireless coverage in these sprawling sites.

The Company's business outside of Europe and North America grew 40% compared with the previous year. Despite the strong U.S. dollar, logistics products had double-digit growth in Europe, including four consecutive quarters of record revenues from Europe. The Company added new operations in Italy, which gives the Company a direct presence in all of Europe's top markets. EMS also expanded beyond Europe with new sales offices in Australia and the UAE in Dubai. In domestic markets, the Company continued to work closely with the leading warehouse management software VAR's including Provia and McHugh Software International, which recently certified the Company's products and designated EMS as a preferred supplier

Wireless Local Area Network Products

The Company's wireless logistics systems, which generally incorporate bar-code-scanning capabilities, are compatible with commonly used customer-owned host computers, and can be configured for a variety of applications. A typical system consists of mobile computer terminals that incorporate radio transmitters and receivers, a base station that communicates with these terminals, a controller that provides an interface between the base station and host computer, and software that manages and facilitates the communications process.

- Mobile Computers

The Company offers several types of mobile computers, all of which utilize radio frequency technology:

  Hand-held mobile computers are small, lightweight and intended to be carried by people,

(2) Vehicle-mounted mobile computers are larger, heavy-duty products for use on forklifts, cranes and other mobile materials handling equipment,

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

In 2000, the Company introduced a new generation of mobile computers with more computing power than previous generations, as well as power-management features and better ergonomics. The MX1 mobile computer was the first of these new models to be introduced, and in less than a year it became the Company's leading seller (in both dollar volume and units). The Company believes that another model - the MX3 mobile computer - will further differentiate this product line from the competition by supporting the Windows CE operating system and offering many of the performance features of a desktop PC in a handheld computer.

- Radio Base Stations and Controllers

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

The base station/controller, remote wireless access points and antennas comprise the "backbone" of a wireless network. The Company's wireless networks are based on open-standards (IEEE 802.11b), wireless networks, so that customers can easily integrate wireless products from other leading vendors.

- Other Logistics Products

In addition to the basic system hardware, the Company offers various accessory products and services:

(1) Bar code scanners,

(2) Battery chargers,

(3) Portable printers,

(4) Software products for system communications, integrated applications and terminal emulation, and

(5) Repair and maintenance services.

SATCOM Products

Market for SATCOM Products

The first aeronautical systems for telephony utilized a ground-based network. These networks were not only limited in the voice-quality of their communications, but they were unable to provide coverage over water for international travel. Further evolution of aeronautical telephony involved the use of a special antenna aboard the aircraft that allowed the use of satellite transmissions, not only for voice but also for limited data and FAX capabilities. Current developments are directed towards higher-speed satellite-based video and Internet-access applications. Reflecting the need for mobile communications in the business world, aeronautical SATCOM systems of some type are now commonly used in corporate jets around the world.

The Company believes that it is the top supplier of antennas for voice/data communications aboard corporate aircraft, with over 90% share of this market. To date, there are about 1,000 EMS installations on over 50 different types of aircraft. During 2000, the Company signed major contracts with Gulfstream, Honeywell and Bombardier-the industry's largest users of general aviation communications equipment.

SATCOM Products

The Company's line of SATCOM products include the following:

- Aeronautical Antennas

The Company has developed a family of aeronautical communications products, including an industry-leading INMARSAT antenna, the AMT-50, which is a mechanically-steered antenna that is connected to an aircraft's navigational system and automatically remains directed toward a geostationary communications satellite for voice and low data-rate communications. This antenna is either mounted within the aircraft's tail stabilizer or under a small, unobtrusive radome atop an aircraft's tail stabilizer. The Company believes that this product has the leading market share in the high-end corporate jet market. The Company has also developed its "CALQUEST (trademark)" product, which is a complete satellite telephone system for use over North and Central America on a wide range of turbo-prop and jet aircraft.

The Company has also developed a steerable antenna system designed to provide live television to jet aircraft from a broadcast satellite. The system includes a low-profile mechanically steerable antenna system, mechanical positioner, and a beam steering unit to keep the antenna properly pointed at the satellite during the motion associated with flight. The DBS antenna and AMT-50 can be mounted together under a single radome (designed and supplied by the Company) atop a jet's stabilizer. These products are sold by the Company as part of a full system for delivery of live video service to aircraft, provided by the Honeywell.

The latest aeronautical antenna from the Company is used in a multi-channel video system for commercial aircraft. The video system includes the Company's antennas, electronics, and small flat-panel video screens installed in each seat-back, and is installed and marketed by the Company's customer. The Company's antennas for video systems are now deployed with a startup carrier based in New York, and the Company is pursuing other possible distribution agreements to expand the marketing of this product.

EMS is developing an aeronautical product called the ADT-1000 that will provide aircraft operators with high-speed data capability using the new Aeronautical M4 and Mobile Packet Data Services from Inmarsat. These services, which have been operational in the land transportable market for nearly 2 years, will support data rates of up to 64kbits per second, a considerable advance on current service offerings available in the market. These new services will provide economical airborne access to e-mail, Internet and corporate intranet.

- Other SATCOM Products

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

In 2000, the Company introduced the next generation of search-and-rescue products-the GEOLUT. This is a new ground terminal that reduces the critical time needed to detect and identify distress beacon signals relayed through satellites in geostationary orbit. This new system is PC-based and can be efficiently managed through Internet protocols. EMS has sold seven GEOLUT systems to government customers in Canada, the U.K., Brazil and New Zealand. Last year, the Company also enhanced its ability to provide a one-stop-shop to the search-and-rescue market by acquiring DSSI, an Ottawa-based supplier of command-and-control systems for rescue coordination centers and other emergency response services. EMS now can provide equipment for a complete search-and-rescue solution, from detection and location of distress beacons by satellite ground stations, to incident management by mission control and rescue coordination centers.

The Company has also developed SATCOM antennas for use aboard railroad locomotives. These antennas provide the link for satellite-based remote monitoring services offered by General Electric Transportation Systems.

The latest SATCOM product to be introduced is a new packet-data terminal, the PDT-100, which provides fail-safe, two-way messaging and location information virtually anywhere in North America. The PDT-100 features GPS technology and combines what the Company believes are the highest data rates with the lowest terminal and airtime prices currently offered in the market. These terminals are initially targeted for over-the-road trucking industry, and EMS has already received million-dollar-plus orders from trucking firms in Canada and on the U.S. west coast. The Company is also pursuing opportunities in tracking military ground vehicles.

SALES AND MARKETING

The Company's sales and marketing strategy varies depending upon the product line. Due to the technical nature of the Company's products, some of these sales efforts must be conducted primarily by internal personnel with a strong engineering background. Particularly in the Space and Technology segment, many of these personnel have other engineering or management responsibilities within the Company. The Company also utilizes independent marketing representatives, both in the U.S. and internationally. These individuals are selected for their knowledge of the local market and their ability to provide technical support and ongoing, direct contact with the Company's current and potential customers.

In the Space and Technology segment, the development of major business opportunities often involves significant bid and proposal effort; this work can include complex engineering to determine the technical feasibility and cost effectiveness of various design approaches. Most of the Company's bid and proposal costs are reported in cost of sales, although a portion of these costs is classified as selling, general and administrative expenses. Total bid and proposal costs were $3.6 million in 2000, $2.6 million in 1999, and $2.5 million in 1998.

The markets for space and satellite communications comprise a relatively small number of customers, which are typically well known large corporations. The Company's Space and Technology marketing efforts rely on ongoing communications with this base of potential customers, both to determine the customers' future needs and to inform customers of the Company's capabilities. Because the Company can often receive multiple orders from many of these customers, technical support and service after the sale are also crucial to maintaining a strong supply relationship.

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

BACKLOG

The backlog of consolidated orders at December 31, 2000 was $202 million compared with $133 million one year earlier. Wireless Products customers typically require short delivery cycles, and this segment does not develop substantial order backlog. However, backlog is very important in the Space and Technology segment, due to the long-term nature of that business. The backlog for Space and Technology at December 31, 2000 was $171 million compared with $112 million one year earlier.

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

The electronic components and supplies, printed circuit assemblies, keypad assemblies and molded parts needed for the Company's wireless products are generally available from a variety of sources. Bar code scanners are included in almost all orders, and a significant number of the scanners are purchased from Symbol Technologies, Inc., which is also a competitor of the Company; however, there are alternative suppliers that manufacture and sell bar code scanners under license agreements with Symbol. The Company believes that its logistics competitors also rely on scanning equipment purchased from or licensed by Symbol. In addition, Symbol and the Company have a license agreement, which allows the Company to utilize Symbol's patented integrated scanning technology in certain products.

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

The Company believes that its present sources of required materials are adequate. The Company does not believe that the loss of any supplier or subassembly manufacturer would have a material adverse effect on its business. In the past, shortages of supplies and delays in the receipt of necessary components have not had a material adverse effect on shipments of the Company's products. However from time to time, the Company's introduction of new terminal products for its wireless networks business, or its performance on Space and Technology programs, has been affected by quality and schedule problems with developers/suppliers of critical subsystems.

COMPETITION

The Company believes itself to be, in sales, a major independent supplier of (1) satellite components, subsystems and systems, (2) base station antennas and other wireless infrastructure products for cellular and PCS mobile networks, (3) wireless local-area computer network products, mainly for logistics systems, and (4) aeronautical SATCOM communications systems for voice, telephony and video. However, the Company's markets are highly competitive. Some of the Company's competitors have substantial resources and facilities that exceed those of the Company, and the Company also competes against smaller, specialized firms.

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

In the Wireless Products segment, the Company competes with divisions of certain large U.S. and international companies, including Allen Telecom, Andrew Corporation and Ericcson in the wireless infrastructure market, and Unova, Symbol Technologies, Teklogix Corp. and Telxon Corporation in the logistics market.

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

However, the Company also conducts substantial internally funded research and development activities. In 2000, 1999 and 1998, the Company spent $27.7 million, $21.8 million and $13.1 million, respectively, in internally sponsored research and development.

EMPLOYEES

As of December 31, 2000, the Company and its subsidiaries employed a total of approximately 1,800 persons. Over 70% of the Company's employees are directly involved in engineering or manufacturing activities.

RISK FACTORS

The business operations of EMS Technologies, Inc. involve significant risks and uncertainties that could adversely affect its financial condition, results of operations, and future development. In addition to domestic economic conditions, which can change unexpectedly and generally affect U.S. businesses, these risks and uncertainties include the following:

- Competitive Technology Could be Superior

The markets in which EMS competes are very sensitive to technological advances. As a result, technological developments by competitors can cause our products to be less desirable to customers, or even to become obsolete.

- Competitors' Marketing Strategies Can Affect Our Results

EMS operates in competitive markets. Its competitors may pursue aggressive marketing strategies, such as significant price discounting. These competitive activities can reduce EMS's sales and profit margins below expected levels.

- Major Potential Sales Require that Customers Find Adequate Funding

Major communications infrastructure programs, such as proposed satellite communications systems or PCS/cellular systems for large urban areas, are important sources of our current and planned future revenues. We also participate in a number of large defense programs. Programs of this nature cannot proceed unless the customer can raise adequate funds, from either governmental or private sources. As a result, our expected revenues can be affected by political developments or by conditions in private capital markets. They can also be affected by whether private capital markets are receptive to a customer's proposed business plans.

- Public Acceptance of New Communications Systems Affects Purchases by Our Customers

Construction and expansion of new communications systems depends on public demand for the new services. As a result, growth rates in our revenues from wireless infrastructure products and proposed high-speed satellite communications systems are likely to be heavily affected by the timing and extent of public willingness to buy mobile and/or broadband communications services.

- We Often Encounter Technical Problems

Technical difficulties can cause delays and additional costs for EMS. We are particularly exposed to this risk in product development efforts, and in fixed-price contracts on technically advanced programs that require novel approaches and solutions.

- We May Be Liable For Financial Damages If We Are Unable To Deliver On A Customer's Schedule

The Company's products may perform mission-critical functions in space applications. If the Company experiences technical problems and is unable to adhere to a customer's schedule, the customer could experience costly launch delays or re-procurements from other vendors. The customer may then be contractually entitled to substantial financial damages from the Company.

- New Product Transitions Can Be Costly and Disruptive

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

- Our Products May Unexpectedly Infringe on Third-Party Patents

As we regularly develop and introduce new technology, we have a risk that our new products or manufacturing techniques infringe on patents held or currently being processed by others. The U.S. Patent Office does not publish patents that are in process, and its processing typically takes at least two years and often even longer. Thus, we may be affected by a patent granted well after EMS has introduced an infringing product. In addition, questions of whether a particular product infringes a particular patent can involve significant uncertainty. As a result of these factors, third-party patents may interfere with marketing plans, or may, from time to time, create significant expense to defend infringement claims or respond to customer indemnification claims.

- We Depend on Highly Skilled Employees

Because our products and programs are technically sophisticated, EMS must attract and retain employees with advanced technical and program-management skills. Other employers also often recruit persons with these skills, both generally and in focused engineering fields.

- We Depend on Highly Skilled Suppliers

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

- The Export License Process for Space Products Has Become Uncertain

As a result of 1998 legislation, products for use on commercial satellites are included on the U.S. Munitions List and are subject to State Department licensing requirements. The licensing process is time-consuming, and political considerations can increase the time and difficulty of obtaining licenses for export of technically advanced products. The license process may prevent particular sales, and in general has created schedule uncertainties that are encouraging foreign customers, such as those in Western Europe, to develop internal or other foreign sources rather than use U.S. suppliers.

- Export Controls on Space Technology Restrict our Ability to Hold Technical Discussions with Customers, Suppliers and Internal Engineering Resources

U.S. export controls severely limit unlicensed technical discussions with any persons who are not U.S. citizens. As a result, the Company is restricted in its ability to hold technical discussions between U.S. personnel and current or prospective non-U.S. customers or suppliers, between Canadian personnel and current or prospective U.S. customers or suppliers, and between U.S. employees and non-U.S. (including Canadian) employees. These restrictions reduce the Company's ability to win cross-border space work, to utilize cross-border supply sources, to deploy technical expertise in the most effective manner, and to pursue cooperative development programs involving its U.S. and Canadian space facilities.

- Conditions in Other Countries Affect Our Revenues

International sales significantly affect EMS's financial performance. Economic conditions in customer countries, and exchange rate movements that affect the local-currency cost of our products, are particularly important in our wireless local-area network and PCS/cellular infrastructure businesses.

- In Some Markets, We Depend on Marketing Relationships with Other Companies

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

- EMS's Quarterly Results Are Volatile and Difficult to Predict

The quarterly earnings contributions of some of our product lines are heavily dependent on customer orders or product shipments in the final weeks or days of the quarter. This can create volatility in quarterly results, and hinders our ability to determine in advance whether quarterly earnings will meet prevailing analyst expectations.

- The Company Will Require Additional Financing As Its Business Grows

The Company's current cash and available credit facilities are not large enough to finance either potential growth in certain business areas, or synergistic acquisitions to complement the Company's technical and product capabilities.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the executive officers of the Company is set forth below:

Alfred G. Hansen, age 67, became Chief Executive Officer in January 2001. Mr. Hansen joined the Company as President and Chief Operating Officer in January 2000. He became a Director in 1999. From 1998 through 1999, Mr. Hansen was President of A.G. Hansen Associates, Inc., Marietta, Georgia, an aerospace marketing and manufacturing consultant. From 1995 to 1998, Mr. Hansen served as Executive Vice President of Lockheed Martin Aeronautical Systems, with broad operational responsibilities for its aerospace business, and as a Vice President of its parent company, Lockheed Martin Corporation. Mr. Hansen retired from the U.S. Air Force in 1989 as a four-star general, serving in his last assignment as Commander of the Air Force Logistics Command.

Don T. Scartz, age 58, has served as Senior Vice President and Chief Financial Officer of the Company since 1995; he has also served as Treasurer since 1981, as Vice President-Finance from 1981 to 1995, and as Secretary from 1982 to 1991. He joined the Company as Controller in 1978. He also serves as the Chief Financial Officer of each of the Company's operating subsidiaries. He became a Director of the Company in 1995.

William S. Jacobs, age 55, became General Counsel and Secretary of the Company in 1992, and Vice President in 1993. He is also responsible for the legal affairs of the operating subsidiaries. Previously, he was engaged in the private practice of law, and in such capacity had served as the Company's principal corporate legal counsel since 1982.

Gerald S. Bush, age 44, is Senior Vice President of the Company, and President of its Space and Technologies Group. He joined the Company in January 1999, when the Company acquired the Satellite Products business of Spar Aerospace Limited ("Spar") where Dr. Bush had been Vice President and General Manager since 1998. Dr. Bush joined Spar in 1981 as a structural and thermal analyst. He served as a program manager until 1995, when he became Director of Manufacturing for Spar's Satellite Products business, and in 1996 he became Vice President of Operations for that business.

John J. Farrell, age 49, is Senior Vice President of the Company and President of its Wireless Products Group. He joined the Company in May 1995 as President and Chief Operating Officer of the LXE subsidiary (which conducts the logistics business). Previously, he had been Senior Vice-President and Chief Operating Officer of Oki Telecom Group, a world-wide supplier of cellular telephones, since 1993. During the three years prior to 1993, he directed Oki's marketing and sales efforts.

T. Gerald Hickman, age 60, was appointed in March 2000 to the position of Vice President and General Manager, EMS Wireless. He joined the Company in 1988 as Vice President, Marketing, and prior to his current position was a Vice President in the Company's EMS Wireless division.

Neilson A. Mackay, age 60, is Vice President and General Manager, SATCOM Products. He joined the Company in January 1993, when the Company acquired an Ottawa, Ontario-based space SATCOM business of which he was serving as President.

Donald F. Osborne, age 41, is Vice President and General Manager, Space and Technologies, Montreal, since late 1999. He joined the Company in January 1999, when the Company acquired the Satellite Products business of Spar Aerospace Limited (Spar) where Mr. Osborne had been Vice President, Marketing since 1998. Mr. Osborne joined Spar in 1988 as a mechanical engineer.

Jay Grove, age 38, is Vice President and General Manager, Space and Technologies, Atlanta. He joined the Company in January 2001. Formerly he was director of Mobile SATCOM Systems for ViaSat, Inc., an advanced digital satellite telecommunications and wireless signal processing equipment provider.

ITEM 2. Properties

The Company's corporate headquarters and its Georgia operations are located in two buildings owned by the Company (comprising 250,000 square feet of floor space on 21 acres), as well as in 142,000 square feet of leased office space (leases to expire prior to 2004) in two other buildings, all located in or near Technology Park, Norcross, Georgia, a suburb of Atlanta. The combined Georgia facilities comprise clean rooms, a microelectronics laboratory, materials storage and control areas, assembly and test areas, offices, engineering laboratories, a ferrites laboratory, drafting and design facilities, a machine shop, a metals finishing facility, and painting facilities.

The Company's Canadian operations include a 330,000 square foot facility surrounded by 34 acres of undeveloped land in a suburb of Montreal. One-fourth of the facility comprises manufacturing, assembly and laboratory space, including an advanced near-field and far-field test range area and a subsystem and payload integration area. Three-fourths of the facility is used for engineering and administrative office space. The facility's location in the province of Quebec affords it significant tax incentives and credits sponsored by the provincial government. The Company also leases approximately 63,000 square feet of office and manufacturing space for its operations located in Ottawa, Ontario; the lease on this facility expires in 2007.

ITEM 3. Legal Proceedings

Not Applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

Not Applicable

PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

The common stock of EMS Technologies, Inc. is traded in the over-the-counter market (Nasdaq symbol ELMG). At March 23, 2001 there were approximately 1,000 shareholders of record, and the Company believes that there were approximately 4,000 beneficial shareholders, based upon broker requests for distribution of Annual Meeting materials. The price range of the stock is shown below:

	2000 Price Range		1999 Price Range
	High	Low	High	Low

First Quarter	$29.00	11.50	17.75	12.31
Second Quarter	22.44	13.50	14.63	11.38
Third Quarter	18.75	15.00	14.38	11.00
Fourth Quarter	16.50	9.69	12.75	7.69

The Company has never paid a cash dividend with respect to shares of its common stock and has retained its earnings to provide cash for the operation and expansion of its business. Future dividends, if any, will be determined by the Board of Directors in light of the circumstances then existing, including the Company's earnings and financial requirements and general business conditions.

ITEM 6. Selected Financial Data

Information required for this item is incorporated herein by reference to the Selected Financial Data contained in the Company's 2000 Annual Report to Shareholders, and is included in Exhibit 13.1. (To be filed by amendment pursuant to Rule 12(b)-25(b)).

ITEM 7. Management's Discussion and Analysis of Results of

Operations and Financial Condition

Information required for this item is incorporated herein by reference to the Management's Discussion and Analysis of Results of Operations and Financial Condition contained in the Company's 2000 Annual Report to Shareholders, and is included in Exhibit 13.1. (To be filed by amendment pursuant to Rule 12(b)-25(b)).

ITEM 7a. Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2000, the Company had the following market risk sensitive instruments (in thousands):

Revolving credit loan, maturing in November 2003,
interest payable quarterly at a variable rate
(9.00% at the end of 2000)	$30,543

Revolving credit loan, maturing in February 2001,
interest payable at a variable rate
(7.95% at the end of 2000)	16,895
---------
Total market-sensitive debt	$47,438
=====

At December 31, 2000, the Company also had intercompany accounts that eliminate in consolidation but that are considered market risk sensitive instruments:

Short-Term Due to Parent, payable by European subsidiaries in the following countries and arising from purchase of the Parent's products for sale in Europe:

	Exchange Rate
	($U.S. per unit of		$U.S. in thousands
	local currency)		(Reporting Currency)
	------------------------		---------------------------
Belgium	.02336	/Franc	$397
France	.42764	/Franc	1,146
Germany	.48183	/Mark	171
Netherlands	.10631	/Guilder	240
Sweden	.14367	/Krona	1,968
United Kingdom	1.49321	/Pound	352
	.55875	/Dollar	52
			------
Total short-term due to parent			$4,326
			====

ITEM 8. Financial Statements and Supplementary Data

Information required for this item is incorporated herein by reference to the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in the Company's 2000 Annual Report to Shareholders, and is included in Exhibit 13.1. (To be filed by amendment pursuant to Rule 12(b)-25(b)).

ITEM 9. Changes in and Disagreements with Accountants on

Accounting and Financial Disclosure

Not applicable.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

The information concerning directors called for by this Item is contained in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders and is incorporated herein by reference. The information concerning executive officers called for by this Item is set forth under the caption "Executive Officers of the Registrant" in Item 1 hereof.

ITEM 11. Executive Compensation

The information called for by this Item is contained in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The information called for by this Item is contained in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

The information called for by this Item is contained in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements

The following consolidated financial statements are contained in the Company's 2000 Annual Report to Shareholders, and are incorporated herein by reference to Exhibit 13.1 (To be filed by amendment pursuant to Rule 12(b)-25(b)):

Independent Auditors' Report

Consolidated Statements of Earnings -

Years ended December 31, 2000, 1999 and 1998

Consolidated Balance Sheets - December 31, 2000 and 1999

Consolidated Statements of Stockholders' Equity and

Comprehensive Income - Years ended December 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows - Years ended December 31, 2000, 1999 and 1998

Notes to Consolidated Financial Statements

Selected Financial Data

Management's Discussion and Analysis of Results of Operations and Financial Condition

(a) 2. Financial Statement Schedules

The following financial statement schedules are to be filed by amendment pursuant to Rule 12(b)-25(b).

Independent Auditors' Report

II. Valuation and Qualifying Accounts -

Years ended December 31, 2000, 1999 and 1998

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

4.2 Agreement with respect to long-term debt pursuant to Item 601(b)(4)(iii)(A).

4.3 Second Amended and Restated Loan Agreement, dated November 9, 1998, between the Company and SunTrust Bank, Atlanta, together with Amendment and Consent dated as of January 29, 1999, and Second Amendment dated as of February 24, 1999 (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

10.1 Agreement concerning employment status effective January 26, 2001, by and between the Company and Thomas E. Sharon.

10.2 Letter dated January 17, 2000 between the Company and Alfred G. Hansen concerning the terms of his employment as President and Chief Operating Officer (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

10.3 Employment Agreement, dated as of August 10, 1998, by and between the Company and John J. Farrell, Jr. (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

10.4 Employment Agreement, dated as of August 10, 1998, by and between the Company and Don T. Scartz (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

10.5 EMS Technologies, Inc. Directors' Stock Purchase Plan effective January 1, 2000 (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

10.6 1981 Incentive Stock Option Plan, as amended and restated February 6, 1987, and further amended through March 23, 1989.

10.7 Electromagnetic Sciences, Inc. 1986 Non-Qualified Stock Option Plan, as amended through July 31, 1992.

10.8 Electromagnetic Sciences, Inc. 1992 Stock Incentive Plan as amended through October 3, 1996 (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement No. 333- 14235 on Form S-4).

10.9 Amendments adopted May 2, 1997, to the Electromagnetic Sciences, Inc. 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.10 EMS Technologies, Inc. 1997 Stock Incentive Plan, as adopted January 24, 1997, and amended through April 28,2000 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

10.11 Form of Stock Option Agreement evidencing options granted prior to 2001 to executive officers under the EMS Technologies, Inc. 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.12 Form of Stock Option Agreement evidencing options granted after 2000 to executive officer under the EMS Technologies, Inc. 1997 Stock Incentive Plan, together with related Terms of Officer Stock Option, Form 1/25/01.

10.13 Form of Stock Option Agreement evidencing options granted automatically to non-employee members of the Board of Directors upon their initial election to the Board, under the EMS Technologies, Inc. 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

10.14 Form of Stock Option Agreement evidencing options granted automatically to non-employee members of the Board of Directors, following five years of service, under the EMS Technologies, Inc. 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

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

10.16 Form of Stock Option Agreement dated May 15, 1995, evidencing option granted to John J. Farrell, Jr. under the 1992 Stock Incentive Plan.

10.17 Form of Stock Option Agreement evidencing options granted automatically under the 1992 Stock Incentive Plan, on a one-time basis and prior to 1998, to non-employee members of the Board of Directors.

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

10.19 Form of Stock Option Agreement dated May 15, 1995, evidencing option granted to John J. Farrell, Jr. under the LXE Inc. 1989 Stock Incentive Plan, and thereafter converted into an option for a reduced number of shares, at the same aggregate exercise price, under the Company's 1992 Stock Incentive Plan.

10.20 Stock Option Agreement dated January 7, 2000, evidencing option granted to Alfred G. Hansen (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

10.21 EMS Technologies, Inc. Executive Annual Incentive Compensation Plan, as amended through April 30, 1999 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 2, 1999).

10.22 Form of Indemnification Agreement between the Company and its directors (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.23 Form of Indemnification Agreement between the Company and its Vice President and General Counsel (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.24 Form of split-dollar life insurance agreement between the Company and certain of its officers (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.25 Form of split-dollar life insurance agreement effective January 1, 1993, between the Company and William S. Jacobs (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

10.26 Form of note evidencing indebtedness to the Company of its Chief Executive Officer and certain other executive officers (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 1998).

10.27 Letter, dated December 12, 2000, governing credit facility between EMS Technologies Canada, Ltd., a consolidated subsidiary of the Company, and Canadian Imperial Bank of Commerce, including Schedule-Standard Credit Terms.

13.1 Those portions of the Company's 2000 Annual Report to Shareholders incorporated by reference into this Annual Report on Form 10-K. (To be filed by amendment pursuant to Rule 12(b)-25(b)).

22.1 Subsidiaries of the registrant.

23.1 Independent Public Accountants' (KPMG LLP) Consent to incorporation by reference in Registration Statements Nos. 2-76455, 2-78442, 2-94049, 33-31216, 33-41042, 33-50528, 333-20843, 333-32425, 333-35842 and 333-86973, each on Form S-8. (To be filed by amendment pursuant to Rule 12(b)-25(b)).

 23.2 Independent Chartered Accountants' (Ernst and Young LLP) Consent to incorporation by reference in Registration Statements Nos. 2-76455, 2-78442, 2-94049, 33-31216, 33-41042, 33-50528, 333-20843, 333-32425, 333-35842 and 333-86973, each on Form S-8. (To be filed by amendment pursuant to Rule 12(b)-25(b)).

99.1 Ernst and Young LLP independent chartered accountants' report. (To be filed by amendment pursuant to Rule 12(b)-25(b)).

(b). Reports on Form 8-K.

No Reports on Form 8-K were filed by the Company during the quarter ended December 31, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMS TECHNOLOGIES, INC.

By: /s/ Alfred G. Hansen Date: 4/2/01

President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date
/s/	Alfred G. Hansen	President and Chief Executive Officer,	April 2, 2001
	Alfred G. Hansen	and Director (Principal Executive Officer)

/s/	Don T. Scartz	Senior Vice President and	April 2, 2001
	Don T. Scartz	Chief Financial Officer, Treasurer, and
Director (Principal Financial and Accounting Officer)

/s/	Jerry H. Lassiter	Director	April 2, 2001
Jerry H. Lassiter

/s/	John B. Mowell	Director, Chairman of the Board	April 2, 2001
John B. Mowell

/s/	Norman E. Thagard	Director	April 2, 2001
Norman E. Thagard

Exhibit 4.2

AGREEMENT TO FILE INSTRUMENTS

WITH RESPECT TO LONG-TERM DEBT

Pursuant to Regulations S-K Item 601(b)(4)(iii)(A), EMS Technologies, Inc. hereby agrees to cause to be filed with the Securities and Exchange Commission, upon its request, a copy of any instrument, not filed as an exhibit to the Report or Registration Statement to which this Exhibit pertains, with respect to long-term debt of EMS Technologies, Inc. or any consolidated subsidiary of EMS Technologies, Inc.

EMS TECHNOLOGIES, INC.

Date: March 30, 2001 By: /s/ William S. Jacobs

William S. Jacobs

Vice President and General Counsel

Exhibit 10.1

Agreement

Concerning

Employment Status

This Agreement Concerning Employment Status (this "Agreement") is executed by and between Thomas E. Sharon ("Employee") and EMS Technologies, Inc. ("EMS"), effective the 26th day of January, 2001.

Whereas, Employee has heretofore been serving as a Regular Full-Time employee of EMS, under an Employment Agreement effective January 1, 1989, as thereafter amended, most recently by Third Amendment to Employment Agreement effective August 10, 1998 (as so amended, the "Employment Agreement");

Whereas, the Employment Agreement has by its terms expired and terminated, effective December 31, 2000; and

Whereas, the parties desire that Employee continue to provide certain part-time employee services to EMS, on the terms and subject to the conditions set forth herein.

Now therefore, in consideration of the premises and of the mutual undertakings set forth herein, the parties agree as follows:

    Employment Status. Effective January 26, 2001, Employee shall be classified for all purposes as a Part-Time employee of EMS, entitled to the benefits to which employees in such category may from time to time be entitled, and shall not be entitled to further or additional benefits except as otherwise expressly provided in this Agreement.

    Employment Duties. Employee's duties shall, as requested as set forth below, comprise: (i) presentations to EMS employees and contractors of publicly-available information concerning science and technology developments in the field of wireless communications and potentially affecting EMS's current and prospective products; (ii) assistance in the review and development of patentable technology and related patent applications, with particular emphasis on applications that are currently being processed at the USPTO or are currently being developed by EMS personnel; (iii) participation in the assessment and development of new business opportunities, subject to constraints imposed by obligations to third parties under consulting or other contractual arrangements to which Employee may become subject (without breach of his obligations under Section 6 hereof) during the term of this Agreement; and (iv) review of ferrite technology and its application to wireless communication systems and products, and consultations with and advice to EMS employees and contractors concerning same. In all cases, Employee shall perform such of the foregoing duties as shall be specified from time to time by the Board of Directors or, in the case of any activity that involves interaction with other EMS employees or the use of EMS resources, the CEO of EMS or his designee (as identified to Employee in writing). Such duties may require Employee to devote up to three days in a single week, but not more than seven days in any single calendar month or 75 days during any 12-month period, on a schedule reasonably acceptable to Employee in light of notice provided by EMS and third-party commitments to which Employee may be subject. EMS shall request services hereunder through no more than five individuals designated by EMS in writing. EMS shall use its reasonable best efforts to request such services in full-day increments, but in no event shall services be requested in less than half-day increments, except that on days that Employee is not otherwise performing services hereunder, telephone calls (not exceeding one per day and 30 minutes in length, excluding calls from the designated individuals to request services to be provided at a later time) and e-mails incidental to Employee's duties shall not constitute the provision of services for the purposes of determining the number of days of service provided by Employee, except that Employee may aggregate time devoted to such telephone calls and e-mails and shall be credited one day of service for each eight hours so devoted. Employee agrees that services hereunder may from time to time involve travel or meetings that require his presence or participation for in excess of 8 hours in a single day, and that in such cases he shall receive credit for only one day. In connection with his provision of services hereunder, Employee shall have such staff support and facility access as shall be determined from time to time by the CEO or his designee.

    Compensation. Employee's compensation shall be at the rate of $120,000.00 per annum, payable on EMS's normal payroll schedule as in effect from time to time, and shall be subject to statutory withholdings and such voluntary withholdings as Employee may authorize in accordance with EMS's normal policies. Employee shall not be eligible for participation in bonus or other incentive compensation programs maintained by EMS. Employee shall submit time cards provided by EMS reflecting days and other time increments devoted to assigned tasks; such time cards shall be used by EMS to determine Employee's eligibility to participate in its Retirement Program and other benefits that by their terms are dependent on hours of employment, but Employee's compensation shall not be adjusted based on hours worked.

    Term. This Agreement shall terminate on the first to occur of the following events or date:

        the effective date of Employee's resignation;

        Employee's death or Total Disability (as defined below);

        Termination by act of the EMS Board of Directors, upon written notice to Employee, for Good Cause (as defined below);

        Close of business on April 30, 2002.

For the purposes of this Agreement:

        "Total Disability" shall mean Employee's inability to perform his normal required services hereunder by reason of mental or physical illness or incapacity, which illness or incapacity is expected to be permanent and continuous for a period of not less than one year, as determined by a licensed physician selected by Employee and reasonably satisfactory to EMS.

          "Good Cause" shall mean any act of dishonesty or material breach of duty by Employee against the best interests of EMS, any material breach by Employee of his obligations under the Employee Invention, Non-Disclosure and Non-Solicitation Agreement executed and delivered by and between Employee and EMS on September 22, 1997 (the "Invention Agreement"), and any breach by Employee of his obligations set forth in Sections 2, 6 or 13 hereof.

    Termination Based on Total Disability. In the event this Agreement is terminated as a result of Employee's Total Disability, EMS shall continue to pay the compensation specified in Section 3 to Employee, or to his duly appointed guardian or other legal representative, through the earlier to occur of the events (other than Total Disability) specified in clauses 4(i)-(iv), provided, however, that any such payments shall be reduced, dollar-for-dollar, by the amount of any payments made to or for the benefit of Employee under any EMS-sponsored disability plan, program or arrangement.

    Non-Competition. Employee shall not during the term of this Agreement, provide, directly or indirectly, services as an employee, consultant or other contractor to any third party with respect to the development, implementation or use of products or services competitive with those from time to time during the term of this Agreement provided or proposed to be provided by EMS, any of its direct or indirect subsidiaries, or any business entity in which EMS holds not less than a 10% equity interest and that provides or is seeking to provide satellite-based broadband two-way communications services or related satellite- or ground-based equipment, except that this Section shall not prohibit Employee from providing such services: (i) with the consent of the EMS CEO or his designee, or (ii) with respect to products or services that are not being provided, and to Employee's knowledge are not proposed to be provided, by EMS or such related entities at the time that Employee enters into a binding contract for the provision of such services to a third party. For the purposes of this Section, a product or service shall be deemed "competitive" if it is reasonably expected to serve as a substitute for, or otherwise materially divert customer trade from, products or services of EMS or such related entities, and a product or service is "proposed to be provided" if the proposing party is actively engaged marketing such product or service, or has made a material commitment of its resources to planning or developing such product or service. In order to assist the parties in administering the requirements of this Section 6, Employee will notify the CEO of EMS or his designee of the scope of services that Employee proposes to provide to third parties, to the extent that such disclosures are not prohibited by Employee's contractual obligations to third parties, and EMS will promptly advise Employee of any concerns it may have concerning such proposed services, based on the information provided by Employee. In any case in which EMS identifies concerns, Employee and EMS will evaluate the circumstances in good faith and seek to identify reasonable limitations that will minimize the adverse effect of this Section 6 on Employee's ability to provide services to third parties.

    During the term of this Agreement, this Section 6 shall supersede in all respects Article Six of the Invention Agreement. All other provisions of the Invention Agreement shall remain in full force and effect in accordance with their terms, except as follows:

          Article One of the Agreement is amended, effective from and after the date of this Agreement, by deleting the second sentence thereof;

          The definitions of "Trade Secret" and "Confidential Information" are each amended by deleting the first eight words of the last sentence of each such definition, and substituting in lieu thereof the words, "Such term as used herein is restricted to such information";

          EMS agrees that the terms "Trade Secrets" and "Confidential Information" as used in the Invention Agreement do not include information developed by Employee but to which EMS is not entitled under Article Three of the Invention Agreement, as amended by this Agreement;

          EMS agrees that the term "Work Product" as used in the Invention Agreement does not, effective from and after the date of this Agreement, include intellectual property developed by Employee for third parties under arrangements that are not violative of Employee's non-compete obligations contained in this Section 6 ; and

          Section 8.3 of the Invention Agreement is amended by inserting the word "material" before the word "breach" in the first line thereof, and by substituting the words "may be" for the word "is" in the fourth line thereof.

    Upon termination of Employee's employment under this Agreement, Article Six of the Invention Agreement, as amended by this Agreement and subject to Section 17, shall be reinstated and thereafter remain in effect for the period specified therein.

    Change-of-Status Payment. In recognition of Employee's extended period of service to EMS, of the levels of responsibility that he has assumed during such service, and of his availability to provide continued services as set forth in this Agreement, EMS will pay to Employee the amount of $90,000.00. Such payment shall be made, on or before February 28, 2001, and shall be subject to statutory withholdings.

    Stock Options. EMS acknowledges that Employee continues during the term of this Agreement to be an employee, and that as such his rights under various outstanding Stock Option Agreements are unaffected by his change of employment status. As a result, the options subject to such Stock Option Agreements shall continue to become exercisable, and shall remain exercisable, in accordance with their terms, subject, however, to the effects specified in such Agreements of any future termination of Employee's employment by EMS or any of its subsidiaries. EMS and Employee agree that in the event this Agreement terminates as a result of the occurrence of the date specified in clause 4(iv), such termination shall constitute, for the purposes of such Stock Option Agreements, Employee's early retirement with the express approval of EMS, and as a result such options as shall be exercisable at that date shall thereafter continue to be exercisable for the period specified in the particular Stock Option Agreement as being applicable to such a retirement.

    Medical Insurance. During the term of this Agreement, Employee shall remain eligible to participate in family medical coverage under the group health plans maintained from time to time by EMS for its U.S.-based employees generally, and in the supplemental health insurance maintained from time to time by EMS for its U.S.-based senior employees.

    Vacation. As a Part-Time employee, Employee will not continue to be eligible for paid vacation benefits. Unused vacation benefits accrued through January 26, 2001, shall be paid to Employee on or before February 15, 2001.

    Professional Tax Assistance. During the period ending March 15, 2001, EMS shall make available to Employee the tax preparation and tax planning services of KPMG LLP, subject to a limit of $2,500.00 on the amount of fees and expenses of KPMG LLP payable by EMS. Employee shall be responsible for payment of any fees and expenses in excess of such limit.

    EMS Property. Employee shall promptly return to EMS all EMS-owned property currently in his possession, including computers (with the exception of the Gateway 2000 desktop computer and related printer currently used by Employee in his home), telephones, facsimile machines, keys and credit cards. The vehicle currently leased by EMS for use by Employee shall be returned to EMS on or before March 6, 2001, which is the expiration date of the current lease for such vehicle, unless Employee reaches a separate agreement with the leasing company to retain the vehicle based on payment arrangements for which Employee shall be solely responsible.

    Payment of Certain Obligations. Employee shall, on or before February 28, 2001, pay to EMS, or authorize EMS to withhold from after-tax amounts otherwise payable to him hereunder on or before such date, the following amounts, in discharge of the following specified obligations:

        Principal and accrued interest, in the approximate aggregate amount of $73,000.00, owed under the Promissory Note dated December 31, 1999, executed by Employee in the principal amount of $75,000.00; and

        Principal in the amount of $12,475.00 owed under the Promissory Note dated September 15, 1998, as amended December 15, 1999, by action of the EMS Board of Directors, executed by Employee in the principal amount of $100,000.00 (the "Stock Purchase Note").

    On or before March 15, 2001, Employee shall pay to EMS any balance then remaining under travel and other advances made to Employee by EMS (which balance is approximately $5,100 on the date hereof), subject to providing written accountings reasonably satisfactory to EMS as to the use of such advances for bona fide business purposes.

    Split-Dollar Life Insurance Policy. During the term of this Agreement, EMS shall maintain Northwestern Mutual Life Insurance Company Policy No. 10668375, issued April 18, 1988, on Employee's life in the face amount of $500,000.00, and Northwestern Mutual Life Insurance Company Policy No. 8813376, issued December 27, 1982, on Employee's life in the face amount of $150,000.00, provided that EMS shall be obligated to pay the premiums due on such policies during 2001 (including the next premium due on Policy No. 8813376), but shall not be obligated to pay any premiums coming due in 2002 or thereafter. EMS shall continue to hold its existing security interest in such policies with respect to premiums previously paid thereon by EMS (which premiums aggregate $153,549.50 as of the date of this Agreement. Upon expiration of this Agreement, Employee shall be entitled to continue to maintain such policies at his sole expense, but EMS shall be entitled to withdraw or otherwise receive payment for its interest therein, subject to such other arrangements as may be mutually agreed upon.

    Notwithstanding the last two sentences of the immediately preceding paragraph, upon the expiration of this Agreement EMS shall release and surrender to Employee its interest in and lien on such policies if either: (i) during the term of this Agreement Employee is directly responsible for generating one or more contracts for the sale by EMS of its products under which EMS shall be entitled to receive, from credit-worthy customers on or before December 31, 2003, aggregate revenues of not less than $2 million, or (ii) during the term of this Agreement Employee is directly responsible for generating one or more license agreements under which EMS is entitled to receive, from credit-worthy customers on or before December 31, 2002, aggregate revenues for use of its intellectual property of not less than $150,000.00. In the event Employee generates only a fraction of the revenues specified in each of the foregoing clauses (i) and (ii), EMS shall nonetheless release and surrender its interest and lien if the sum of the two fractions equals or exceeds 1.00. Employee agrees that EMS shall not be obligated to enter into any such contracts or license agreements other than on reasonable commercial terms comparable to those at the time in effect for similar transactions with similar parties.

    Payment of and Security for the Stock Purchase Note. Employee acknowledges his obligation with respect to payment on or before September 15, 2001, of $12,500.00 principal plus accrued interest under the Stock Purchase Note. In the event such payment is not made when due, EMS may, and Employee hereby expressly authorizes EMS to, deduct such payments from amounts otherwise owed to him as an employee under this Agreement.

    Employee further agrees that in the event any balance shall be owed to EMS under the Stock Purchase Note at any time that Employee exercises his rights to acquire EMS stock under any of his various Stock Option Agreements, Employee hereby grants to EMS, effective the date of any such exercise, a first security interest in the shares of EMS common stock issued to him, net of any shares withheld in payment of taxes or the option exercise price, except that the maximum number of shares so pledged, together with all such shares previously so pledged, shall not exceed the then-remaining principal balance of the Stock Purchase Note divided by 75% of the Fair Market Value (as defined under the EMS 1997 Stock Incentive Plan) of the common stock on the date of exercise. In the event of any such pledge, such security interest shall be perfected by EMS retaining a certificate registered in Employee's name and evidencing such shares, and by Employee delivering to EMS an executed stock transfer power in form reasonably satisfactory to EMS with respect to such shares. EMS may exercise its rights against such security at any time that Employee shall be in default of his obligations under the Stock Purchase Note, to the extent of amounts owed at such time, upon ten days' prior written notice to Employee of such default, by either (i) sale of the appropriate number of shares to or through a market maker for the EMS common stock in the NASDAQ National Market, or (ii) transferring the appropriate number of such shares to EMS and crediting Employee's defaulted obligation based on the average of the closing high bid and low asked prices on the date of transfer as reported in the NASDAQ National Market. Employee shall remain responsible for any balance of principal or interest under the Stock Purchase Note remaining after all such security has been exhausted. Employee may at any time direct that all or a portion of such security be sold on his behalf for application of the proceeds against amounts owed under the Stock Purchase Note. Upon discharge of all of Employee's obligations under the Stock Purchase Note, any remainder of the pledged shares, or of the proceeds from the sale thereof, shall be returned to Employee.

    Resignations. Employee hereby resigns as a member of the Boards of Directors of EMS, EMS Technologies Canada, Ltd. and LXE Inc., and of all committees of such Boards, and further hereby resigns as Chairman of the Board and Chief Executive Officer of EMS and from all other offices currently held by him in EMS, EMS Technologies Canada, Ltd., LXE Inc. and any other direct or indirect subsidiaries of EMS.

    Entire Agreement; Release of Any Other Claims. This Agreement, together with the Invention Agreement (as amended by this Agreement), and the Stock Option Agreements referenced herein, contain the entire agreement of the parties, and supersede all prior agreements and understandings, oral or written, with respect to the subject matter hereof. In the event of any conflict between the Invention Agreement, as hereby amended, and this Agreement, the terms of this Agreement shall prevail. Employee expressly waives, relinquishes and releases, and agrees not to bring any action in law or equity with respect to, any claims for compensation, benefits or damages, whether based in contract, tort or statute, arising from or related to the Employment Agreement or his employment by EMS through the effective date hereof, or to the change of his employment status as provided herein, with the exception of (i) salary accrued and not yet paid; (ii) benefits to which Employee is entitled as of the date hereof under the terms of medical and other benefit plans in which Employee participates; and (iii) an incentive compensation award in the amount of $85,000.00 under EMS's Executive Incentive Compensation Plan for 2000, payable at such time as payments thereunder are made to other eligible participants. EMS expressly waives, relinquishes and releases, and agrees not to bring any action in law or equity with respect to, any claims based on or arising from Employee's service on or prior to January 26, 2001 as an employee, officer, or member of the Board of Directors of EMS or any of its direct or indirect subsidiaries, with the exception of (i) claims for amounts owed or property belonging to EMS as specified in this Agreement; and (ii) Employee's obligations under the Invention Agreement, as amended by this Agreement. EMS represents and warrants that it has no current knowledge of facts constituting a basis for its asserting a claim against Employee under the Invention Agreement.

    Governing Law. This Agreement shall be construed and enforced in accordance with the laws of the State of Georgia.

In Witness Whereof, the parties have executed this Agreement Concerning Employment Status on the

26th__ day of January, 2001, effective as of January 26, 2001.

EMS TECHNOLOGIES, INC.

By: /s/ Alfred G. Hansen_________                      _/s/ Thomas E. Sharon_______________

Alfred G. Hansen                                                          Thomas E. Sharon

President

Exhibit 10.6

As Amended and Restated

on February 6, 1987,

as Thereafter Amended

Through July 31, 1992

ELECTROMAGNETIC SCIENCES, INC.

1981 INCENTIVE STOCK OPTION PLAN

ARTICLE I

DEFINITIONS

As used herein, the following terms have the meanings hereinafter set forth unless the context clearly indicates to the contrary:

(a) "Board" shall mean the Board of Directors of the Company.

(b) "Committee" shall mean the Stock Option Committee of the Board.

(c) "Company" shall mean Electromagnetic Sciences, Inc.

(d) "Disabled Employee" shall mean an employee of the Company or any Subsidiary who is unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to last for a continuous period of not less than twelve months.

(e) "Fair Market Value" at any time shall mean the closing sales price, or the mean between the closing high "bid" and low "asked" prices, as the case may be, of the Stock in the over-the-counter market on the day on which such value is to be determined, as reported by the National Association of Securities Dealers Automated Quotation System or successor national quotation service. If the Stock is listed on a national securities exchange, "Fair Market Value" at any time shall mean the closing sales price of the Stock on such national securities exchange on the day on which such value is to be determined, as reported in the composite quotations for securities traded on such exchange provided by the National Association of Securities Dealers or successor national quotation service. In the event no such quotations are available for the day in question, "Fair Market Value" at any time shall be determined by reference to the appropriate prices on the next preceding day for which such prices are reported.

(f) "Incentive Stock Option" shall mean an option that complies with and is subject to the terms, limitations and conditions of Section 422A of the Internal Revenue Code of 1986, as it may be amended from time to time (the "Code"), and any regulations promulgated with respect thereto (the "Regulations").

(g) "Non-Qualifying Stock Option" shall mean an option that is not an Incentive Stock Option.

(h) "Option" shall mean an option, whether an Incentive Stock Option or a Non-Qualifying Stock Option, to purchase Stock granted pursuant to the provisions of Article VI hereof. (i) "Optionee" shall mean a person to whom an Option has been granted hereunder.

(j) "Option Price" shall mean the price at which an Optionee may purchase a share of stock under a Stock Option Agreement.

(k) "Parent" shall mean any corporation which owns, directly or indirectly, the majority of the outstanding voting stock of the Company.

(l) "Plan" shall mean the Electromagnetic Sciences, Inc. 1981 Incentive Stock Option Plan, the terms of which are set forth herein.

(m) "Purchasable" shall refer to Stock which may be purchased by an Optionee under the terms of this Plan after a certain date specified in his Stock Option Agreement.

(n) "Stock" shall mean the $.10 par value common stock of the Company or, in the event that the outstanding shares of Stock are hereafter changed into or exchanged for shares of a different stock or securities of the Company or some other corporation, such other stock or securities.

(o) "Stock Option Agreement" shall mean an agreement between the Company and the Optionee under which the Optionee may purchase Stock hereunder.

(p) "Subsidiary" shall mean any corporation, the majority of the outstanding voting stock of which is owned, directly or indirectly, by the Company.

ARTICLE II

THE PLAN

2.1 Purpose. The purpose of the Plan is to advance the interests of the Company and its shareholders by affording "key employees", as defined in Article III hereof, of the Company and its Subsidiaries an opportunity to acquire or increase their proprietary interests in the Company by granting such persons Options to purchase Stock. The Options will promote the growth and profitability of the Company and its Subsidiaries because the Optionees will be provided with an additional incentive to achieve the objectives of the Company and its Subsidiaries through participation in its success and growth and by encouraging their continued employment.

2.2 Effective Date. The Plan became effective on October 16, 1981, which is the date of its adoption by the Board. The Plan was approved by the holders of a majority of the shares of capital stock of the Company represented at the annual meeting of its stockholders held on April 23, 1982.

2.3 Termination Date. The Plan shall terminate and no further Options shall be granted hereunder on October 16, 1991, which is the earlier of the tenth anniversary of the date on which the Plan was adopted by the Board or the date on which the Plan was approved by the Company's stockholders.

ARTICLE III

PARTICIPANTS

Any "key employee," including executive personnel and department heads (as well as officers who are also directors), of the Company or a Subsidiary shall be eligible to participate in the Plan, provided that they are full-time employees of the Company or a Subsidiary. Members of the Committee who otherwise qualify as "key employees" shall be eligible to participate.

ARTICLE IV

ADMINISTRATION

4.1 Duties and Powers of Committee. Subject to Section 4.4 hereof, the Plan shall be administered by the Committee. The Committee shall select one of its members as its Chairman and shall hold its meetings at such time and places as it may determine. The Committee shall keep minutes of its meetings and shall make such rules and regulations for the conduct of its business as it may deem necessary. In administering the Plan, the Committee's actions and determinations shall be binding on all interested parties. Subject to the express provisions of the Plan, the Committee shall have the sole discretion and authority to determine the eligible "key employees," those key employees to whom an Option will be granted, the time or times at which the Option may be exercised, the number of shares of Stock subject to the Option, whether the Option is an Incentive Stock Option or a Non-Qualifying Stock Option, and the terms and conditions of the Stock Option Agreement. Subject to the express provisions of the Plan, the Committee shall also have complete authority to interpret the Plan, to prescribe, amend and rescind rules and regulations relating to it and to make all other determinations necessary or advisable in the administration of the Plan, including, without limitation, the amending or altering of the Plan and any Option granted hereunder as may be required to comply with or to conform to any federal, state or local laws or regulations. The Committee shall have the power to authorize the issuance of Stock in accordance with the provisions of the Plan. No member of the Board or the Committee shall be liable to any person for any determination made in good faith with respect to the Plan or any Option granted hereunder.

4.2 Majority Rule. A majority of the members of the Committee shall constitute a quorum, and any action taken by a majority at a meeting at which a quorum is present or any action taken without a meeting evidenced by a writing executed by all the members of the Committee, shall constitute the action of the Committee.

4.3 Company Assistance. The Company shall supply full and timely information to the Committee on all matters relating to eligible persons, their employment, death, retirement, disability or other termination of employment, and such other pertinent facts as the Committee may require. The Company shall furnish the Committee with such clerical and other assistance as is necessary in the performance of its duties.

4.4 Director and Officer Options. A committee of the Board, consisting of two or more directors designated by the Board, shall have sole authority and discretion to grant or modify, or to otherwise exercise powers of the Committee with respect to, Options to or held by employees who are directors of the Company, or are officers of the Company for the purposes of Section 16 of the Securities Exchange Act of 1934, as amended, provided that no director who is not a "disinterested person," for the purposes of Securities and Exchange Commission Rule 16b-3 or any applicable successor thereto, shall serve on such committee. References elsewhere in this Plan to the Board, in the context of grants or modification of, or exercise of discretion with respect to, Options to or held by employees who are directors or such officers, shall be deemed to refer to such committee.

ARTICLE V

SHARES OF STOCK SUBJECT TO PLAN

5.1 Limitations. Subject to any adjustment pursuant to the provisions of Section 5.2 hereof for transactions occurring after February 6, 1987, the maximum number of shares of Stock which may be issued and sold hereunder shall not exceed 1,500,000 shares. Shares subject to an Option may be either authorized and unissued shares or shares issued and later acquired by the Company; provided, however, that shares of Stock with respect to which an Option has been exercised shall not again be available for option hereunder. If outstanding Options granted hereunder shall terminate or expire for any reason without being wholly exercised prior to the end of the period during which Options may be granted hereunder, new Options may be granted hereunder covering the unexercised shares of the terminated or expired Options.

5.2 Antidilution. In the event that the outstanding shares of Stock are changed into or exchanged for a different number or kind of shares or other securities of the Company or of another corporation by reason of merger, consolidation, reorganization, recapitalization, reclassification, combination of shares, stock split-up or stock dividend:

(a) The aggregate number and kind of shares of Stock as to which Options may be granted hereunder shall be adjusted appropriately;

(b) The rights under outstanding Options granted hereunder, both as to the number of subject shares and the Option Price, shall be adjusted appropriately; and

(c) Where dissolution or liquidation of the Company or any merger or combination in which the Company is not a surviving corporation is involved, each outstanding Option granted hereunder shall terminate, but the Optionee shall have the right, immediately prior to such dissolution, liquidation, merger or combination, to exercise his Option, in whole or in part, to the extent that it shall not have been exercised, without regard to any installment exercise provisions, subject, however, to the proviso contained in the following paragraph and to the limitations set forth in Article VI hereof.

The foregoing adjustments and the manner of application thereof shall be determined solely by the Committee, and any such adjustment may provide for the elimination of fractional share interests; provided, however, that no adjustment shall be made in a manner that will cause an Incentive Stock Option held by an Optionee to become a Non-Qualifying Stock Option without the consent of that Optionee. The adjustments required under this Article shall apply to any successor or successors of the Company and shall be made regardless of the number or type of successive events requiring adjustments hereunder.

ARTICLE VI

OPTIONS

6.1 Option Grant and Agreement. Each Option granted hereunder shall be evidenced by minutes of a meeting or the written consent of either the Committee or the Board and by a written Stock Option Agreement dated as of the date of grant and executed by the Company and the Optionee. As to each grant hereunder, the terms of the Option, including the Option's duration, time or times of exercise, and Option Price, shall be stated in the Stock Option Agreement or incorporated therein by reference to the related resolution or written consent.

6.2 Optionee Limitations.

(a) Neither the Committee nor the Board shall grant an Incentive Stock Option to any person who, at the time the Option would be granted, (i) is not an employee of the Company or any Subsidiary, or (ii) owns or is considered to own stock possessing 10% of the total combined voting power of all classes of stock of the Company, its Parent or any Subsidiary, provided, however, that the limitation in this clause (ii) shall not apply if, at the time an Option is granted, the Option Price is at least 110% of the Fair Market Value of the Stock subject to the Option and such Option by its terms would not be exercisable after five years from the date on which the Option is granted. For the purpose of the foregoing clause (ii), a person shall be considered to own (x)the stock owned, directly or indirectly, by or for his brothers and sisters (whether by the whole or half blood), spouse, ancestors and lineal descendants; (y)the stock owned, directly or indirectly, by or for a corporation, partnership, estate, or trust in proportion to such persons' stock interest, partnership interest or beneficial interest therein; and (z)the stock which such person may purchase under any outstanding Options of the Company, its Parent or any Subsidiary.

(b) (i) Years Prior to 1987. The aggregate Fair Market Value (determined as of the time any Options are granted) of the stock for which any Optionee may be granted Incentive Stock Options in any calendar year prior to 1987 (under all Incentive Stock Option plans of such Optionee's employer corporation, any parent or subsidiary of such corporation or any predecessor of such corporations, within the meaning of the regulations under the Internal Revenue Code of 1954, as amended), shall not exceed $100,000 plus any unused limit carryover as was permitted by Section 422A of that Code and such regulations;

(ii) Years After 1986. No Incentive Stock Option shall be granted to, nor shall the exercise provisions of any outstanding Incentive Stock Option be amended if held by, any individual who, at the time the Incentive Stock Option is to be granted or amended, would thereby receive or hold Incentive Stock Options pursuant to which the aggregate Fair Market Value (determined at the time the Incentive Stock Options are granted or are deemed to be granted) of the stock with respect to which Incentive Stock Options granted after December 31, 1986, are exercisable for the first time by such individual during any calendar year (under any incentive stock option plan of such Optionee's employer corporation, any parent or subsidiary of such corporation or any predecessor of such corporation, within the meaning of the Regulations) exceeds $100,000; provided, however, that the foregoing restriction on amendment of outstanding Incentive Stock Options shall not preclude an amendment of the exercise provisions of an outstanding Incentive Stock Option if, as a result of such amendment and with the consent of the Optionee, such Option becomes a Non-Qualifying Stock Option.

6.3 Option Price. The Option Price of the Stock subject to each Option shall be determined by the Committee or Board, but shall not be less than the Fair Market Value of the Stock at the time the Option is granted.

6.4 Exercise Period. The period for the exercise of each Option shall be determined by the Committee or Board. With respect to Incentive Stock Options, such period shall not exceed ten years from the date of grant of the Option, and in no instance shall such period exceed ten years plus one day from the date of grant of the Option.

6.5 Option Exercise. Unless otherwise provided in the Stock Option Agreement, an Option shall be exercisable in full or in part at any time prior to expiration of the Option. The Committee or Board shall have the authority in its sole discretion to prescribe in any Stock Option Agreement that the Option may be exercised in installments during the term of the Option.

(a) An Option may be exercised at any time or from time to time during the term of the Option as to any or all full shares which have become Purchasable under the provisions of the Option, provided that no exercise may be with respect to less than 25 shares unless the number of Purchasable Shares remaining under that Option is less than 25. The Option Price is to be paid in full in cash upon the exercise of the Option and the Company shall not be required to deliver certificates for such shares until such payment has been made; provided, however, that in lieu of cash, all or any portion of the Option Price may be paid by tendering to the Company shares of Stock duly endorsed for transfer and owned by the Optionee, to be credited against the Option Price at their Fair Market Value at the time of exercise. The holder of an Option shall not have any of the rights of a stockholder with respect to the shares of Stock subject to the Option until such shares have been issued or transferred to him upon the exercise of his Option.

(b) An Option shall be exercised by written notice of intent to exercise the Option with respect to a specified number of shares of Stock delivered to the Company at its principal office, and by payment in full to the Company in accordance with paragraph 6.5(a) at said office of the amount of the Option Price for the number of shares of Stock with respect to which the Option is then being exercised. In addition to and at the time of payment of the Option Price, the Optionee shall pay to the Company in cash the full amount of any federal and state withholding or other employment taxes applicable to the taxable income of such Optionee resulting from such exercise; provided, however, that in the discretion of the Committee or Board, any Stock Option Agreement may provide that all or any portion of such tax obligations, together with additional taxes not exceeding the actual additional taxes to be owed by the Optionee as a result of such exercise, may, upon the irrevocable election of the Optionee, be paid by tendering to the Company shares of Stock duly endorsed for transfer and owned by the Optionee, or by authorization to the Company to withhold shares of Stock otherwise issuable upon exercise of the Option, in either case in that number of shares having a Fair Market Value at the time of exercise equal to the amount of such taxes thereby being paid, and subject, in the case of any Optionee who is required to file reports under Section 16(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), to such restrictions as to the approval and timing of any such election as the Committee or Board may from time to time determine to be necessary or appropriate to satisfy the conditions of the exemption set forth in Rule 16b-3 under the 1934 Act.

6.6 Nontransferability of Option. No Option shall be transferred by an Optionee otherwise than by will or the laws of descent and distribution. During the lifetime of an Optionee, his Option shall be exercisable only by him (or by his guardian or legal representative, should one be appointed).

6.7 Termination of Employment. In the event of termination of the employment by the Company or any Subsidiary of an Optionee, other than a termination that is either (a) for cause or (b) voluntary on the part of such person and without the written consent of the Company or such Subsidiary, such person may exercise his Option at any time within three months (or such longer period not exceeding 27 months as shall be specified by the Committee or Board) after such termination of employment, or at any time within twelve months (or such longer period not exceeding 36 months as shall be specified by the Committee or Board) after such termination if such person was a Disabled Employee upon termination, but in no event later than ten years ten years plus one day in the case of a Non-Qualifying Stock Option) from the date of grant thereof, to the extent of the number of shares of Stock covered by his Option which were Purchasable by him at the date of the termination of his employment. As to shares of Stock not so Purchasable by him, the Option shall terminate on that date. In the event of the termination of the employment of an Optionee from the Company or any Subsidiary, which termination is either (i) for cause or (ii) voluntary on the part of such person and without the written consent of the Company or such Subsidiary, any Option held by him, to the extent not theretofore exercised, shall immediately terminate and no longer be exercisable in whole or in part. Any change in the employment of an Optionee shall not affect that person's Options, so long as such person continues to be an employee of the Company or any Subsidiary. Subject to the foregoing, the Stock Option Agreement may contain such provisions as the Committee or Board shall approve regarding the effect of authorized leaves of absence. Nothing in the Plan or in any Option shall confer on any person any right to continue in the employ of the Company or any Subsidiary, or shall interfere in any way with the right of the Company or any Subsidiary to terminate his employment at any time.

6.8 Death of Holder of Option. In the event any Optionee dies while he is employed by the Company or any Subsidiary, or dies within three months (or such longer period not exceeding 27 months as shall be specified by the Committee or Board) after a termination of employment that is neither (a) for cause nor (b) voluntary on the part of such person and without the written consent of the Company or such Subsidiary, any Option held by him may be exercised (to the extent of the entire number of shares of Stock covered by the Option, whether or not Purchasable by the Optionee at the date of his death, unless the Optionee's termination preceded his death, in which case the Option shall be exercisable only to the extent of the number of shares that were Purchasable thereunder on the date of the Optionee's termination) by a legatee or legatees of such Option under the Optionee's will, or by his personal representatives or distributees, at any time after his death, but in no event after ten years (ten years plus one day in the case of Non-Qualifying Stock Options) from the date of the grant thereof, nor after 24 months (or such longer period not exceeding 48 months as shall be specified by the Committee or Board) subsequent to the death of such Optionee.

6.9 Certain Successor Options. To the extent not inconsistent with the terms, limitations and conditions of Section 422A of the Code and the Regulations thereunder, a Stock Option Agreement issued to a key employee in respect of an option held by such employee to acquire stock of any entity acquired, by merger or otherwise, by the Company, may contain terms that differ from those stated in this Article VI, but solely to the extent necessary to preserve for any such employee the rights and benefits contained in such predecessor option, or to satisfy the requirements of Section 425(a) of the Code and the Regulations thereunder.

ARTICLE VII

STOCK CERTIFICATES

The Company shall not be required to issue or deliver any certificate for shares of Stock purchased upon the exercise of any Option or any portion thereof, prior to fulfillment of all of the following conditions:

(a) The admission of such shares to listing on all stock exchanges on which the Stock is then listed;

(b) The completion of any registration or other qualification of such shares under any federal or state law or under the rulings or regulations of the Securities and Exchange Commission or any other governmental regulatory body, which the Committee or Board shall in its sole discretion deem necessary or advisable;

(c) The obtaining of any approval or other clearance from any federal or state governmental agency which he Committee or Board shall in its sole discretion determine to be necessary or advisable; and

(d) The lapse of such reasonable period of time following the exercise of the Option as the Committee or Board from time to time may establish for reasons of administrative convenience.

ARTICLE VIII

TERMINATION, AMENDMENT AND MODIFICATION OF PLAN

The Board may at any time, upon recommendation of the Committee and notwithstanding Section 2.3 hereof, terminate the Plan, and may at any time and from time to time and in any respect amend or modify the Plan; provided, however, that the Board, without approval of the shareholders of the Company, may not amend the Plan to:

(a) Increase the total number of shares of Stock subject to the Plan, except as contemplated in Section 5.2 hereof;

(b) Withdraw the administration of the Plan from the Committee;

(c) Change or modify the class of employees that may participate in the Plan; or

(d) Otherwise materially increase the benefits accruing to participants under the Plan.

No amendment of the Plan shall alter or impair any of the rights or obligations under any Option theretofore granted under the Plan without the consent of the Optionee.

To the extent specified at the time each Option hereunder is granted, such Options are intended to be Incentive Stock Options. The Committee or the Board may from time to time, if necessary, amend the Plan and with the consent of each Optionee, the Committee or the Board, in their discretion, may amend each Option, in each instance in order to comply with any law or regulation of the Internal Revenue Service pertaining to Incentive Stock Options.

ARTICLE IX

RELATIONSHIP TO OTHER COMPENSATION PLANS

The adoption of the Plan shall not affect any other stock option, incentive or other compensation plans in effect for the Company or any Subsidiary, nor shall the adoption of the Plan preclude the Company or any Subsidiary from establishing any other forms of incentive or other compensation plan for its employees.

ARTICLE X

MISCELLANEOUS

10.1 Plan Binding on Successors. The Plan shall be binding upon the successors and assigns of the Company.

10.2 Singular, Plural; Gender. Whenever used herein, nouns in the singular shall include the plural, and the masculine pronoun shall include the feminine gender.

10.3 Headings Not Part of Plan. Headings of articles and paragraphs hereof are inserted for convenience and reference, and they do not constitute a part of the Plan.

Exhibit 10.7

As Amended Through March 23, 1989

as Thereafter Amended

Through July 31, 1992

ELECTROMAGNETIC SCIENCES, INC.

1986 NON-QUALIFIED STOCK OPTION PLAN

ARTICLE I

DEFINITIONS

As used herein, the following terms have the meanings hereinafter set forth unless the context clearly indicates to the contrary:

(a) "Board" shall mean the Board of Directors of the Company.

(b) "Committee" shall mean the Stock Option Committee of the Board.

(c) "Company" shall mean Electromagnetic Sciences, Inc.

(d) "Disabled Employee" shall mean an employee of the Company or any of its Subsidiaries who is unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to last for a continuous period of not less than twelve months.

(e) "Fair Market Value" shall mean the closing sales price, or the mean between the closing high "bid" and low "asked" prices, as the case may be, of the Stock in the over-the-counter market on the day on which such value is to be determined, as reported by the National Association of Securities Dealers Automated Quotation System or successor national quotation service. If the Stock is listed on a national securities exchange, "Fair Market Value" shall mean the closing sales price of the Stock on such national securities exchange on the day on which such value is to be determined, as reported in the composite quotations for securities traded on such exchange provided by the National Association of Securities Dealers or successor national quotation service. In the event no such quotations are available for the day in question, "Fair Market Value" shall be determined by reference to the appropriate prices on the next preceding day for which such prices are reported.

(f) "Option" shall mean an option to purchase Stock granted pursuant to the provisions of Article VI hereof.

(g) "Optionee" shall mean a person to whom an Option has been qranted hereunder.

(h) "Option Price" shall mean the price at which an Optionee may purchase a share of stock under a Stock Option Agreement.

(i) "Purchasable" shall refer to Stock which may be purchased by an Optionee under the terms of this Plan after a certain date specified in his Stock Option Agreement.

(j) "Stock" shall mean the $.10 par value common stock of the Company or, in the event that the outstanding shares of Stock are hereinafter changed into or exchanged for shares of a different stock or securities of the Company or some other corporation, such other stock or securities.

(k) "Stock Option Agreement" shall mean an agreement between the Company and the Optionee under which the Optionee may purchase Stock hereunder.

(l) "Subsidiary" shall mean any corporation, the majority of the outstanding voting stock of which is owned, directly or indirectly, by another entity.

ARTICLE II

THE PLAN

2.1 Name. This plan shall be known as the "Electromagnetic Sciences. Inc. 1986 Non-Qualified Stock Option Plan."

2.2 Purpose. The purpose of the Plan is to advance the interests of the Company, its Subsidiaries and its shareholders by affording certain officers and other key employees of the Company and its Subsidiaries an opportunity to acquire or increase their proprietary interests in the Company by granting such persons Options to purchase Stock in the Company. The Options will promote the growth and profitability of the Company and its Subsidiaries because the Optionees will be provided with an additional incentive to achieve the Company's objectives through participation in its success and growth and by encouraging their continued employment with the Company.

2.3 Effective Date; Termination Date. The effective date of the Plan is October 9, 1986. The Plan shall terminate, and no further Options shall be granted hereunder, on October 9, 1996.

ARTICLE III

PARTICIPANTS

Any "key employee," as determined by the Board or Committee, including executive personnel and department heads (as well as officers who are also directors), of the company or its Subsidiaries shall be eligible to participate in the Plan, provided that they are full-time employees of the Company or any of its Subsidiaries. Members of the Committee who otherwise qualify as key employees shall be eligible to participate.

ARTICLE IV

ADMINISTRATION

4.1 Duties and Powers of Committee. Subject to section 4.3 hereof, the Plan shall be administered by the Board, which may delegate such authority to the Committee. In administering the Plan, the Board's or Committee's actions and determinations shall be binding on all interested parties. Subject to the express provisions of the Plan, the Board or Committee shall have the sole discretion and authority to determine the eligible "key employees," those key employees to whom an Option will be granted, the time or times at which the Option may be exercised, the number of shares of Stock subject to the Option, and the terms and conditions of the Stock Option Agreement. Subject to the express provisions of the Plan, the Board and Committee shall also have complete authority to interpret the Plan, to prescribe, amend and rescind rules and regulations relating to it, and to make all other determinations necessary or advisable in the administration of the Plan, including, without limitation, the amending or altering of the Plan and any Option granted hereunder as may be required to comply with or to conform to any federal, state or local laws or regulations. The Board or Committee shall have the power to authorize the issuance of Stock in accordance with the provisions of the Plan. No member of the Board or the Committee shall be liable to any person for any determination made in good faith with respect to the Plan or any Option granted hereunder.

4.2 Committee Procedures. If delegated authority hereunder, the Committee may make such rules and regulations for the conduct of its business as it may deem necessary or appropriate. A majority of the members of the Committee shall constitute a quorum, and any action taken by a majority at a meeting at which a quorum is present or any action taken without a meeting evidenced by a writing executed by all the members of the Committee, shall constitute the action of the Committee. The Committee shall keep minutes of its meetings.

The Company shall supply full and timely information to the Committee on all matters relating to eligible persons, their employment, death, retirement, disability or other termination of employment, and such other pertinent facts as the Committee may require. The Company shall furnish the Committee with such clerical and other assistance as is necessary in the performance of its duties.

4.3 Director and Officer Options. A committee of the Board, consisting of two or more directors designated by the Board, shall have the sole authority and discretion to grant or modify, or to otherwise exercise powers of the Committee with respect to, Options to or held by employees who are directors of the Company, or are officers of the Company for the purposes of Section 16 of the Securities Exchange Act of 1934, as amended, provided that no director who is not a "disinterested person," for the purposes of Securities and Exchange Commission Rule 16b-3 or any applicable successor thereto, shall serve on such committee. References elsewhere in this plan to the Board, in the context of grants or modification of, or exercise of discretion with respect to, Options to or held by employees who are directors or such officers, shall be deemed to refer to such committee.

ARTICLE V

SHARES OF STOCK SUBJECT TO PLAN

5.1 Limitations. Subject to any antidilution adjustment pursuant to the provisions of Section 5.2 hereof, the maximum number of shares of Stock which may be issued and sold hereunder shall not exceed 150,000 shares. Shares subject to an Option may be either authorized and unissued shares or shares issued and later acquired by the Company; provided, however, that shares of Stock with respect to which an Option has been exercised shall not again be available for option hereunder. If outstanding Options granted hereunder shall terminate or expire for any reason without being wholly exercised prior to the end of the period during which Options may be granted hereunder, new Options may be granted hereunder covering the unexercised shares of the terminated or expired Options.

5.2 Antidilution. In the event that the outstanding shares of Stock are changed into or exchanged for a different number or kind of shares or other securities of the Company or of another corporation by reason of merger, consolidation, reorganization, recapitalization, reclassification, combination of shares, stock split up or stock dividend:

(a) The aggregate number and kind of shares of Stock on which Options may be granted hereunder shall be adjusted appropriately;

(b) The rights under outstanding Options granted hereunder, both as to the number of subject shares and the Option Price, shall be adjusted appropriately; and

(c) Where dissolution or liquidation of the Company or any merger or combination in which the Company is not a surviving corporation is involved, each outstanding Option granted hereunder shall terminate, but the Optionee shall have the right, immediately prior to such dissolution, liquidation, merger or combination, to exercise his Option, in whole or in part, to the extent that it shall not have been exercised, without regard to any installment exercise provisions, subject, however, to the limitations set forth in Article VI hereof.

The foregoing adjustments and the manner of application thereof shall be determined solely by the Board or Committee, and any such adjustment may provide for the elimination of fractional share interests. The adjustments required under this Article shall apply to any successor or successors of the Company and shall be made regardless of the number or type of successive events requiring adjustments hereunder.

ARTICLE VI

OPTIONS

6.1 Option Grant and Agreement. Each Option granted hereunder shall be evidenced by minutes of a meeting or the written consent of the Board or Committee, and by a written Stock Option Agreement dated as of the date of grant and executed by the Company and the Optionee. As to each grant hereunder, the terms of the Option, including the Option's duration, time or times of exercise, and exercise price, shall be stated in the Stock Option Agreement or incorporated therein by reference to the resolution or written consent of the Board or Committee setting the terms of the Option. The terms and conditions of the Option shall be consistent with the Plan.

6.2 Option Price. The Option Price of the Stock subject to each Option shall be determined by the Board or Committee. The Option Price shall not be less than 50% of the Fair Market Value of the Stock on the date the Option is granted.

6.3 Exercise Period. The period for the exercise of each Option shall be determined by the Board or Committee.

6.4 Option Exercise. Unless otherwise provided in the Stock Option Agreement, an Option shall be exercisable in full or in part at any time prior to expiration of the Option. The Board or Committee shall have the authority in its sole discretion to prescribe in any Stock Option Agreement that the Option may be exercised in installments during the term of the Option.

An Option may be exercised at any time or from time to time during the term of the Option as to any or all full shares which have become Purchasable under the provisions of the Option, but not at anytime as to less than 25 shares unless the remaining shares that have become so Purchasable are less than 25 shares. Option Price is to be paid in full in cash upon the exercise of the Option and the Company shall not be required to deliver certificates for such shares until such payment has been made; provided, however, that in lieu of cash all or any portion of the Option Price may be paid by tendering to the Company shares of Stock duly endorsed for transfer and owned by the Optionee, to be credited against the Option Price at their Fair Market Value on the date of exercise. The holder of an Option shall not have any of the rights of a stockholder with respect to the shares of Stock subject to the Option until such shares have been issued or transferred to him upon the exercise of his Option.

An Option shall be exercised by written notice of intent to exercise the Option with respect to a specified number of shares of Stock delivered to the Company at its principal office, and by payment in full to the Company in accordance with the preceding paragraph at said office of the Option Price for the number of shares of Stock with respect to which the Option is then being exercised. In addition to and at the time of payment of the Option Price, the Optionee shall pay to the Company in cash the full amount of any federal and state withholding or other employment taxes applicable to the taxable income of such Optionee resulting from such exercise provided, however, that in the discretion of the Board or Committee, any Stock Option Agreement may provide that all or any portion of such tax obligations, together with additional taxes not exceeding the actual additional taxes to be owed by the Optionee as a result of such exercise, may, upon the irrevocable election of the Optionee, be paid by tendering to the Company shares of Stock duly endorsed for transfer and owned by the Optionee, or by authorization to the Company to withhold shares of Stock otherwise issuable upon exercise of the Option, in either case in that number of shares having a Fair Market Value at the time of exercise equal to the amount of such taxes thereby being paid, and subject to such restrictions as to the approval and timing of any such election as the Board or Committee may from time to time determine to be necessary or appropriate to satisfy the conditions of the exemption set forth in Rule 16b-3 under the Securities Exchange Act of 1934, as amended.

6.5 Nontransferability of Option. No Option shall be transferred by an Optionee otherwise than by will or the laws of descent and distribution. During the lifetime of an Optionee, his Option shall be exercisable only by him (or by his guardian or legal representative, should one be appointed).

6.6 Termination of Employment. The Board or the Committee shall have the power to specify, with respect to the Options granted to particular Optionees, the effect upon such Optionee's right to exercise an Option of termination of such Optionee's employment under various circumstances, which effect may include immediate or deferred termination of such Optionee's rights under an Option, or acceleration of the date after which an Option may be exercised in full.

ARTICLE VII

STOCK CERTIFICATES

The Company shall not be required to issue or deliver a certificate for shares of Stock purchased upon the exercise of any Option granted hereunder or any portion thereof, prior to fulfillment of all of the following conditions:

(a) The admission of such shares to listing on all stock exchanges on which the Stock is then listed;

(b) The completion of any registration or other qualification of such shares under any federal or state law or under the rules or regulations of the Securities and Exchange Commission or any other governmental regulatory body, which the Company upon the advice of counsel shall determine to be necessary or advisable;

(c) The obtaining of any approval or other clearance from any federal or state governmental agency which the Company upon the advice of counsel shall determine to be necessary or advisable; and

(d) The lapse of such reasonable period of time following the exercise of the Option as may be appropriate for reasons of administrative convenience.

ARTICLE VIII

TERMINATION, AMENDMENT AND MODIFICATION OF PLAN

The Board may at any time terminate the Plan, and may at any time and from time to time and in any respect amend or modify the Plan; provided, however, that if the Plan is approved by the stockholders of the Company, the Board may not thereafter, without further stockholder approval, amend the Plan to:

(a) Increase the total number of shares of Stock subject to the Plan except as contemplated in Section 5.2 hereof;

(b) Change or modify the class of employees that may participate in the Plan; or

(c) Otherwise materially increase the benefits accruing to participants under the Plan.

No termination, amendment or modification of the Plan shall adversely affect any Option previously granted hereunder without the written consent of the Optionee or his guardian, legal representative or legatee.

ARTICLE IX

MISCELLANEOUS

9.1 Plan Binding on Successors. The Plan shall be binding upon the successors and assigns of the Company.

9.2 Singular, Plural; Gender. Whenever used herein, nouns in the singular shall include the plural, and the masculine pronoun shall include the feminine gender.

9.3 Headings, etc., No Part of Plan. Headings of articles and sections hereof are inserted for convenience and reference; they constitute no part of the Plan.

Exhibit 10.12

CONFIDENTIAL MEMORANDUM

and

2000 STOCK INCENTIVE PLAN

STOCK OPTION AGREEMENT

TO:

FROM: Alfred G. Hansen, CEO

SUBJECT: Stock Option Award

____________________________________________________________________________________

I am pleased that you have been selected by the Stock Incentive Plan Committee of the Board of Directors to receive an option for shares of the common stock of EMS Technologies, Inc. When signed by you and validated by the initials of the Company's Secretary, this Memorandum will be the Agreement evidencing your option.

Your option has the following terms:

Grant Date:	Total Shares:

Expiration Date:	Exercise Price:

First Date for Exercise:

Your option is also subject to the other terms specified in the Terms of Stock Option, Form 2/16/00. This document is available on the EMS Intranet, News-Information, Incentive Stock Plan. At that site, you will also find the Plan, and in the near future the Prospectus that describes our options and outlines information, such as tax consequences, related to exercising your option. Atlanta and Ottawa users should use the link http://emstonline/infocentral/stockincentiveplan.htm and Montreal users should use the link http://141.186.3.134/infocentral/stockincentiveplan.htm.

This option grant was recommended by EMS management based on your current and potential contributions to our Company's overall success. It is a long-term incentive, and for this reason requires continued employment to become exercisable, and to remain exercisable for its full six-year life. It is our hope and goal that, as a result of our combined efforts over these six years, EMS stock will become worth substantially more than the exercise price. In this way, the option program allows top performers to share in the Company's long-term growth and success.

I would like to personally welcome you to EMS Technologies. Your valued contribution will ensure the continuous progress of EMS. These stock options allow you to share in the success of the company. I look forward to continuing our work together to achieve our mutual success.

***********************************************

I acknowledge and accept this Stock Option Agreement, including the terms and conditions set forth in Terms of Stock Option, Form 2/16/00.

                                                                                                                                         Validated

                                                                                                                                         ________

________________________________ ________________, 2001                     Secretary

Signature

EMS TECHNOLOGIES, INC.

1997 STOCK INCENTIVE PLAN

TERMS OF OFFICER STOCK OPTION

FORM 1/25/01

THIS TERMS OF OFFICER STOCK OPTION sets forth certain terms of, and is included as part of, each Stock Option Agreement (the "Agreement") that specifically refers to this Form and that has been issued from time to time by EMS TECHNOLOGIES, INC., a Georgia corporation (hereinafter referred to as the "Corporation") to certain of its employees (herein, "Employee") who are also officers of the Corporation.

                                                                W I T N E S S E T H

WHEREAS, the Board of Directors (the "Board") of the Corporation has adopted a stock incentive plan for the Corporation's and its subsidiary corporations' officers and employees, known as the "EMS Technologies, Inc. 2000 Stock Incentive Plan" (hereinafter referred to as the "Plan");

WHEREAS, the Compensation Committee (the "Committee") is authorized to grant to persons who are Officers (as defined in the Plan) options enabling them to purchase shares of the Corporation's common stock as allocated by the Committee;

WHEREAS, the Committee has determined that the Employee is eligible to participate in the Plan, and that it is in the best interests of the Corporation that the Employee, through such participation, be provided with additional incentive to achieve the Company's objectives; and

WHEREAS, as an employment incentive and to encourage stock ownership, the Committee has granted the Employee an option (the "Option") to purchase the number of shares of the Corporation's common stock set forth in the Agreement.

NOW, THEREFORE, the following terms are included and incorporated in the Agreement:

1. Incorporation of Plan. The Option has been granted pursuant to the provisions of the Plan, which has been provided or made available to the Employee, and the terms of and definitions set forth in the Plan are incorporated by reference into the Agreement and made a part thereof.

2. Grant of Option. Subject to the terms and conditions stated herein, the Agreement, when signed by the Employee and validated by the Corporation's Secretary, evidences the grant by the Corporation to the Employee, not in lieu of salary or other compensation, of the right and option, which is not an ISO, to purchase all or any part of an aggregate of the Number of Shares of the Corporation's $.10 par value common stock (the "Common Stock"), specified in the Agreement, beginning on the First Date for Exercise specified in the Agreement.

The Option shall expire and is not exercisable after 5:00 p.m., Atlanta time, on the Expiration Date specified in the Agreement (the "Expiration Date"), or such other date as determined pursuant to Section 8, 9 or 10.

Notwithstanding the beginning date or dates for exercise set forth in the second preceding paragraph, but subject to the provisions of the preceding paragraph with respect to expiration of the Option, the Option may be exercised as to all or any portion of the full number of shares subject thereto if: (a) a tender offer or exchange offer has been made for shares of the Common Stock, other than one made by the Corporation, provided that the corporation, person or other entity making such offer purchases or otherwise acquires shares of Common Stock pursuant to such offer; or (b) any person or group (as such terms are defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Act")), becomes the holder of 50% or more of the outstanding shares of Common Stock. If either of the events specified in this paragraph has occurred, the Option shall be fully exercisable: (x) in the event of (a) above, during the period commencing on the date the tender offer or exchange offer is commenced and ending on the date such offer expires and is not extended; or (y) in the event of (b) above, during the 30-day period commencing on the date upon which the Corporation is provided a copy of a Schedule 13D or amendment thereto, filed pursuant to Section 13(d) of the Act and the rules and regulations promulgated thereunder, indicating that any person or group has become the holder of 50% or more of the outstanding shares of Common Stock. In the case of (a) above, if the corporation, person or other entity making the offer does not purchase or otherwise acquire shares of Common Stock pursuant to such offer, then the Employee's right under this paragraph to exercise the Option shall terminate, the Employee and the Corporation shall rescind any exercise of the Option pursuant to this paragraph, and the Option shall be reinstated as if such exercise had not occurred.

3. Purchase Price. The price per share to be paid by the Employee for the shares subject to the Option shall be the Exercise Price specified in the Agreement.

4. Exercise Terms. Beginning on the date or dates specified in, and prior to the expiration of the Option as provided in, Section 2, the Employee may exercise the Option as to all such number of shares, or as to any part thereof, at any time and from time to time during the remaining term of the Option; provided that the Employee must exercise the Option for at least the lesser of 100 shares or the unexercised portion of the Option. In the event the Option is not exercised with respect to all or any part of the shares subject to the Option prior to its expiration, the shares with respect to which the Option was not exercised shall no longer be subject to this Option.

5. Option Non-Transferable. The Option and all rights thereunder are neither assignable nor transferable by the Employee otherwise than by will or under the laws of descent and distribution, or pursuant to a Qualified Domestic Relations Order, and during the Employee's lifetime the Option is exercisable only by him or her (or by his or her guardian or legal representative, should one be appointed, or qualified transferee). More particularly (but without limiting the generality of the foregoing), the Option may not be assigned, transferred (except as aforesaid), pledged or hypothecated in any way (whether by operation of law or otherwise), and shall not be subject to execution, attachment or similar process. Any attempted assignment, transfer, pledge, hypothecation or other disposition of the Option contrary to the provisions hereof shall be null and void and without legal effect.

6. Notice of Exercise of Option. The Option may be exercised by the Employee, or by his or her administrator, executor, personal representative or qualified transferee, by a written notice (in substantially the form of the "Notice of Exercise" attached hereto as Annex A) signed by the Employee, or by such administrator, executor, personal representative or qualified transferee, and delivered or mailed to the Corporation at its principal office in Norcross, Georgia, to the attention of the President, Treasurer or such other officer as the Corporation may designate. Any such notice shall (a) specify the number of shares of Common Stock which the Employee or such administrator, executor, personal representative or qualified transferee, as the case may be, then elects to purchase hereunder, and (b) be accompanied by (i) a certified or cashier's check payable to the Corporation, or personal check acceptable to the Corporation, in payment of the total price applicable to such shares as provided herein, or (ii) (subject to any restrictions referred to in Annex A) shares of Common Stock, owned by him or her and duly endorsed or accompanied by stock transfer powers, or in lieu thereof, the form of Attestation of Share Ownership attached as Annex B executed with respect to the number of such shares, having a Fair Market Value equal to the total purchase price applicable to the shares purchased hereunder, or (iii) such a check, and the number of such shares (or attestation with respect thereto) whose Fair Market Value when added to the amount of the check equals the total purchase price applicable to such shares purchased under the Option. Such notice shall also be accompanied by such a check or shares of Common Stock in payment of applicable withholding and employment taxes, or the person exercising this Option shall authorize (by use of Annex B or otherwise) the withholding of shares of Common Stock otherwise issuable under this Option in payment of such taxes, all as set forth on Annex A and subject to any restrictions referred to therein. Upon receipt of any such notice and accompanying payment, and subject to the terms hereof, the Corporation agrees to cause to be issued to the Employee or to such administrator, executor, personal representative or qualified transferee, as the case may be, stock certificates for the number of shares specified in such notice registered in the name of the person exercising the Option.

7. Adjustment in Option. If, between the Date of Grant specified in the Agreement and prior to the complete exercise of the Option, there shall be a change in the outstanding Common Stock by reason of one or more stock splits, stock dividends, combinations or exchanges of shares, recapitalizations or similar capital adjustments, then the number, kind and purchase price of the shares remaining subject to the Option shall be equitably adjusted in accordance with the terms of the Plan, so that the proportionate interest in the Corporation represented by the shares then subject to the Option shall be the same as before the occurrence of such event.

8. Termination of Employment. Except as set forth in Section 10, if the Employee ceases to be employed as an employee of the Corporation or any of its Subsidiaries (such event being hereinafter referred to as a "Termination" and such corporation that employs the Employee from time to time as the "Employer"), before the First Date for Exercise set forth in the Agreement, then the Option shall forthwith terminate on the date of Termination and shall not thereafter be or become exercisable.

In the event of a Termination after the First Date for Exercise set forth in the Agreement, which Termination is (i) voluntary on the part of the Employee and with the written consent of the Employer, (ii) involuntary and without cause, or (iii) the result of retirement at the normal retirement date, as prescribed from time to time by the Employer, or at an earlier date expressly approved by the Employer as an early retirement date for the Employee, the Employee may exercise the Option at any time within a period ending at the earlier of the Expiration Date or 5:00 p.m., Atlanta time, on the third anniversary of such Termination, to the extent of the number of shares that were purchasable thereunder at the date of Termination.

In the event of a Termination that is either (i) for cause or (ii) voluntary on the part of the Employee and not described in the preceding paragraph, the Option, to the extent not theretofore exercised, shall forthwith terminate and shall not thereafter be or become exercisable.

The Option does not confer upon the Employee any right with respect to continuance of employment by the Corporation or any of its Subsidiaries. The Option shall not be affected by any change of employment, so long as the Employee continues to be an employee of the Corporation or any such Subsidiary. In the event the Employer is not the Corporation, and such Employer ceases to be the Corporation's Subsidiary, as a result of a sale of stock or assets or other change of corporate status, then in the discretion of the Committee (but subject to Section 5.2 of the Plan regarding certain transactions affecting the Corporation) either: (i) the Option shall remain in effect as if such sale or other change of status had not occurred, for so long as Employee shall remain an employee of the corporation that previously was such Subsidiary, or of any successor or subsequent Parent of such corporation, or of any Subsidiary of either such corporation or any such Parent or successor; or (ii) concurrent with such sale or change of status, the Corporation shall redeem the Option at a price equal to the number of shares then subject thereto (whether or not then purchasable) multiplied by the excess (if any) of the then Fair Market Value of each such share over the purchase price per share specified in Section 3 (as adjusted pursuant to Section 7).

9. Disabled Employee. In the event of a Termination because the Employee becomes disabled, the Employee (or his or her personal representative) may exercise the Option at any time within a period ending at the earlier of the Expiration Date or 5:00 p.m., Atlanta time, on the first anniversary of such Termination, to the extent of the number of shares that were purchasable thereunder at the date of Termination.

For the purposes of the foregoing paragraph the Employee shall be considered "disabled" if he or she is unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment that can be expected to last for a continuous period of not less than twelve months.

10. Death of Employee. In the event of the Employee's death while employed by the Corporation or any of its Subsidiaries, or during a period in which the Employee may exercise the Option notwithstanding an earlier Termination, the persons described in Section 6 may exercise the Option at any time within a period ending at the earlier of (i) 5:00 p.m., Atlanta time, on the third anniversary of the Employee's death, or (ii) the Expiration Date, but in any event ending not earlier than 5:00 p.m., Atlanta time, on the first anniversary of the Employee's death. If the Employee was an employee of the Corporation or one of its Subsidiaries at the time of the Employee's death, the Option may be so exercised to the extent of the full number of shares subject thereto. If a Termination occurred prior to Employee's death, the Option may be so exercised only to the extent of the number of shares that were purchasable hereunder at the date of Termination.

11. Competitive Activities. The Option is subject to Section 9.2 of the Plan, which provides that if the Employee provides services to a competitor of the Corporation or any of its Subsidiaries, whether as an employee, officer, director, independent contractor, consultant, agent or otherwise, such services being of a nature that can reasonably be expected to involve the skills and experience used or developed by the Employee while an employee of the Corporation or any such Subsidiary, then the Employee's rights under the Option shall thereupon be forfeited and terminated, subject to a determination to the contrary by the Committee.

12. Binding Agreement. The Agreement, including the terms and condition set forth in this Terms of Stock Option, shall be binding upon the parties hereto and their representatives, successors and assigns.

ANNEX A

EMS TECHNOLOGIES, INC.

1997 STOCK INCENTIVE PLAN

Notice of Exercise

of Stock Option

The undersigned hereby notifies EMS Technologies, Inc. (the "Corporation") of his or her election to exercise an option to purchase ____________ shares of the Corporation's common stock, $.10 par value (the "Common Stock"), pursuant to that Stock Option Agreement (the "Agreement") between ________________________ (the "Employee") and the Corporation dated ____________________, 200__. Accompanying this Notice is (1) a certified or a cashier's check (or other check acceptable to the Corporation) in the amount of $_______________ payable to the Corporation and/or (2) (subject to such restrictions as may be determined to be necessary or appropriate to avoid earnings charges or other adverse consequences to the Corporation under applicable accounting or tax rules or regulations) _______________ shares of the Common Stock presently owned by the undersigned and duly endorsed or accompanied by stock transfer powers, or in lieu thereof, the form of Attestation of Share Ownership attached as Annex B to the Terms of Officer Stock Option referenced in the Agreement, executed with respect to the number of such shares having an aggregate Fair Market Value (as defined in the EMS Technologies, Inc. 1997 Stock Incentive Plan (the "Plan")) as of the date hereof of $_______________, such amounts being equal, in the aggregate, to the purchase price per share set forth in the Agreement multiplied by the number of shares being hereby purchased (in each instance subject to appropriate adjustment pursuant to Section 7 of such Terms of Officer Stock Option).

Also accompanying this Notice is my check in the amount of $_______________, in payment of federal and state income withholding and employment taxes applicable to this exercise. The amount of such payment is based on advice received from appropriate officials of the Corporation responsible for the administration of its payroll and employment tax obligations. Alternatively, or in addition, and subject to such restrictions as may be determined in the discretion of the Corporation to be necessary or appropriate to comply with Rule 16b-3 under the Securities Exchange Act of 1934, or to avoid earnings charges or other adverse consequences to the Corporation under applicable accounting or tax rules or regulations, in full or partial payment of such taxes:

(1) I deliver herewith an additional _______________ shares of the Common Stock (or the form of Attestation of Share Ownership with respect thereto) presently owned by me, having an aggregate Fair Market Value as of the date hereof of $_______________; and/or

(2) I hereby authorize the Corporation to withhold, from the shares of Common stock otherwise issuable to me pursuant to this exercise,_______________ such shares having an aggregate Fair Market Value at the date hereof of $_______________.

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

IN WITNESS WHEREOF, the undersigned has set his or her hand and seal, this day of , 20___.

EMPLOYEE OR HIS OR HER ADMINISTRATOR,

EXECUTOR, PERSONAL REPRESENTATIVE OR

QUALIFIED TRANSFEREE

____________________________________

ANNEX B

EMS TECHNOLOGIES, INC.

1997 Stock Incentive Plan

Attestation of Share Ownership

Pursuant to the Notice of Exercise submitted herewith, I have elected to purchase _______________ shares of the common stock of EMS Technologies, Inc. (the "Company"), pursuant to the Stock Option Agreement dated ____________ (the "Option"), at an aggregate exercise price of $___________ (the "Option Price"). I hereby attest to ownership of the shares specified below (the "Shares") and hereby tender the Shares in payment of (i) $__________ of the Option Price, and (ii) $___________ of withholding and related taxes due upon exercise of the Option, in each case based on their Fair Market Value on the date hereof (as determined under the Plan) of $___________ per share).

I certify that I have held the Shares that I am tendering (i) for at least one year after acquiring such Shares through the exercise of an Incentive Stock Option, and (ii) for at least six months after acquiring such Shares in any other manner.

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

Common Stock Certificate(s) No. or Brokerage Account	Number of Shares Represented	Number of Shares Subject to this Attestation

You are hereby instructed to apply towards the Option Price: (check one)

   The maximum number of whole shares necessary to pay the Option Price and specified taxes, or, if fewer, the total number of listed Shares, with any remaining amount to be paid by check accompanying the Notice of Exercise.

   ___________ of the listed Shares with the remaining amount to be paid by check accompanying the Notice of Exercise.

In each case, the balance of the Shares for which the Option is being exercised will be issued as specified in the Notice of Exercise.

_______________________________

Name

_______________________                         __________________________________

Date                                                                 Signature

_______________________________

Co-Owner's Name (if any)

________________________                        __________________________________

Date                                                                  Co-Owner's Signature

Exhibit 10.16

ELECTROMAGNETIC SCIENCES, INC.

1992 STOCK INCENTIVE PLAN

STOCK OPTION AGREEMENT

THIS STOCK OPTION AGREEMENT, entered into as of the 15th day of May, 1995 (the "Date of Grant"), by and between ELECTROMAGNETIC SCIENCES, INC., a Georgia corporation (hereinafter referred to as the "Corporation"), and John J. Farrell, Jr. (hereinafter referred to as the "Employee").

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

2. Grant of Option. Subject to the terms, restrictions, limitations and conditions stated herein, the Corporation hereby evidences its grant to the Employee, not in lieu of salary or other compensation, of the right and option (hereinafter referred to as the "Option"), which is not an ISO, to purchase all or any part of an aggregate of twenty thousand (20,000) shares of the Corporation's $.10 par value common stock (the "Common Stock"), this Option becoming exercisable and such shares becoming first purchasable as follows:

As to                           Date First

Number of	Purchasable
Shares

5,000	May 15, 1998
5,000	May 15, 1999
5,000	May 15, 2000
5,000	May 15, 2001

The Option shall expire and is not exercisable after 5:00 p.m., Atlanta time, on May 15, 2004, (the "Expiration Date"), or such other date as determined pursuant to Section 8, 9 or 10.

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

3. Purchase Price. The price per share to be paid by the Employee for the shares subject to this Option shall be Thirteen and no/100 dollars ($13.00).

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

6. Notice of Exercise of Option. This Option may be exercised by the Employee, or by his administrator, executor, personal representative or qualified transferee, by a written notice (in substantially the form of the "Notice of Exercise" attached hereto as Exhibit A) signed by the Employee, or by such administrator, executor, personal representative or qualified transferee, and delivered or mailed to the Corporation at its principal office in Norcross, Georgia, to the attention of the President, Treasurer or such other officer as the Corporation may designate. Any such notice shall (a) specify the number of shares of Common Stock which the Employee or such administrator, executor, personal representative or qualified transferee, as the case may be, then elects to purchase hereunder, and (b) be accompanied by (i) a certified or cashier's check payable to the Corporation, or personal check acceptable to the Corporation, in payment of the total price applicable to such shares as provided herein, or (ii) (subject to any restrictions referred to in Exhibit A) shares of Common Stock, owned by him or her and duly endorsed or accompanied by stock transfer powers, having a Fair Market Value equal to the total purchase price applicable to such shares purchased hereunder, or (iii) such a check, and the number of such shares whose fair market value when added to the amount of the check equals the total purchase price applicable to such shares purchased hereunder. Such notice shall also be accompanied by the Employee's check or shares of Common Stock in payment of applicable withholding and employment taxes, or Employee shall authorize the withholding of shares of Common Stock otherwise issuable under this Option in payment of such taxes, all as set forth on Exhibit A and subject to any restrictions referred to therein. Upon receipt of any such notice and accompanying payment, and subject to the terms hereof, the Corporation agrees to cause to be issued to the Employee or to such administrator, executor, personal representative or qualified transferee, as the case may be, stock certificates for the number of shares specified in such notice registered in the name of the person exercising this Option.

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

8. Termination of Employment. Except as set forth in Section 10, if the Employee ceases to be employed as an employee of the Corporation, any Parent or any of its Parent's Subsidiaries (such event being hereinafter referred to as a "Termination" and such corporation that employs the Employee from time to time as the "Employer"), before the earliest date for exercise of this Option set forth in Section 2, then this Option shall forthwith terminate on the date of Termination and shall not thereafter be or become exercisable.

In the event of a Termination after the earliest date for exercise set forth in Section 2, which Termination is either (i) voluntary on the part of the Employee and with the written consent of the Employer, (ii) involuntary and without cause, or (iii) the result of retirement at the normal retirement date, as prescribed from time to time by the Employer, or at an earlier date expressly approved by the Employer as an early retirement date for the Employee, the Employee may exercise this Option at any time within a period ending at the earlier of the Expiration Date or 5:00 p.m., Atlanta time, on the third anniversary of such Termination, to the extent of the number of shares that were purchasable hereunder at the date of Termination.

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

ELECTROMAGNETIC SCIENCES, INC.

[CORPORATE SEAL]

ATTEST:	By:	/s/	Thomas E. Sharon
Chief Executive Officer

		/s/	William Jacobs
Secretary

		/s/	John J. Farrell, Jr.
Employee

EXHIBIT A

ELECTROMAGNETIC SCIENCES, INC.

1992 STOCK INCENTIVE PLAN

NOTICE OF EXERCISE

OF STOCK OPTION

The undersigned hereby notifies Electromagnetic Sciences, Inc. (the "Corporation") of his or her election to exercise an option to purchase _________ shares of the Corporation's common stock, $.10 par value (the "Common Stock"), pursuant to that Stock Option Agreement (the "Agreement") between _____________ (the "Employee") and the Corporation dated ______________. Accompanying this Notice is (1) a certified or a cashier's check (or other check acceptable to the Corporation) in the amount of $________ payable to the Corporation and/or (2) (subject to such restrictions as may be determined to be necessary or appropriate to avoid earnings charges or other adverse consequences to the Corporation under applicable accounting or tax rules or regulations) ________ shares of the Common Stock presently owned by the undersigned and duly endorsed or accompanied by stock transfer powers, having an aggregate Fair Market Value (as defined in the Electromagnetic Sciences, Inc. 1992 Stock Incentive Plan (the "Plan")) as of the date hereof of $_______ , such amounts being equal, in the aggregate, to the purchase price per share set forth in Section 3 of the Agreement multiplied by the number of shares being hereby purchased (in each instance subject to appropriate adjustment pursuant to Section 7 of the Agreement).

Also accompanying this Notice is my check in the amount of $__________ , in payment of federal and state income withholding and employment taxes applicable to this exercise. The amount of such payment is based on advice received from appropriate officials of the Corporation responsible for the administration of its payroll and employment tax obligations. Alternatively, or in addition, and subject to such restrictions as may be determined to be necessary or appropriate to comply with Rule 16b-3 under the Securities Exchange Act of 1934, or to avoid earnings charges or other adverse consequences to the Corporation under applicable accounting or tax rules or regulations, in full or partial payment of such taxes:

(1) I deliver herewith an additional ________ shares of the Common Stock presently owned by me, having an aggregate Fair Market Value as of the date hereof of $ _________ ; and/or

(2) I hereby authorize the Corporation to withhold, from the shares of Common stock otherwise issuable to me pursuant to this exercise, ______ such shares having an aggregate Fair Market Value at the date hereof of $_________.

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

IN WITNESS WHEREOF, the undersigned has set his or her hand and seal, this ____day of __________, 19__.

EMPLOYEE OR HIS OR HER ADMINISTRATOR,

EXECUTOR, PERSONAL REPRESENTATIVE OR

QUALIFIED TRANSFEREE

Exhibit 10.17

Outside Directors 4/24/92

ELECTROMAGNETIC SCIENCES, INC.

1992 STOCK INCENTIVE PLAN

STOCK OPTION AGREEMENT

THIS STOCK OPTION AGREEMENT, entered into as of the __ th day of _______ , 199_ (the "Date of Grant"), by and between Electromagnetic Sciences, Inc., a Georgia corporation (hereinafter referred to as the "Corporation"), and ______________ (hereinafter referred to as the "Director").

W I T N E S S E T H

WHEREAS, the Board of Directors (the "Board") of the Corporation has adopted a stock incentive plan for directors, officers and employees of the Corporation or its subsidiary corporations, which Plan, as amended, is known as the "Electromagnetic Sciences, Inc. 1992 Stock Incentive Plan" (hereinafter referred to as the "Plan");

WHEREAS, on the Date of Grant the Director has been elected to serve as a member of the Board, to whom the Corporation's success is closely tied, and has agreed to so serve; and

WHEREAS, the Plan provides for the automatic one-time grant, to each director who is not an employee of the Company or of any parent or subsidiary of the Company, of a stock option to purchase shares of the Corporation's common stock as hereinafter set forth, and the Corporation and the Director desire to enter into a written agreement with respect to such option in accordance with the Plan.

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

2. Grant of Option. Subject to the terms, restrictions, limitations and conditions stated herein, the Corporation hereby evidences its grant to the Director of the right and option (hereinafter referred to as the "Option") to purchase all or any part of an aggregate of Ten Thousand (10,000) shares of the Corporations's $.10 par value common stock (the "Common Stock") beginning as follows:

First Date	Number of
Exercisable	Shares

_______, 199_	2,000
_______, 199_	2,000
_______, 199_	2,000
_______, 199_	2,000
_______, 199_	2,000

This option is not an incentive stock option as defined and contemplated in Section 422 of the Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder.

Notwithstanding the beginning date or dates for exercise set forth in the preceding paragraph of this Section, but subject to the provisions of such paragraph with respect to expiration of this Option, this Option may be exercised as to all or any portion of the full number of shares subject thereto if the Corporation is registered under the Securities Exchange Act of 1934, as amended (the "Act"), and either (a) a tender offer or exchange offer has been made for shares of the Common Stock, other than one made by the Corporation, provided that the corporation, person or other entity making such offer purchases or otherwise acquires shares of Common Stock pursuant to such offer, or (b) any person or group (as such terms are defined in Section 13(d)(3) of the Act), becomes the holder of 50% or more of the outstanding shares of Common Stock. If either of the events specified in this paragraph have occurred, this Option shall be fully exercisable: (x) in the event of (a) above, during the period commencing on the date the tender offer or exchange offer is commenced and ending on the date such offer expires and is not extended; or (y) in the event of (b) above, during the 30 day period commencing on the date upon which the Corporation is provided a copy of a Schedule 13D of amendment thereto filed pursuant to Section 13(d) of the Act and the rules and regulations promulgated thereunder, indicating that any person or group has become the holder of 50% or more of the outstanding shares of Common Stock. In the case of (a) above, if the corporation, person or other entity making the offer does not purchase or otherwise acquire shares of Common Stock pursuant to such offer, then the Director's right under this paragraph to exercise this Option shall terminate, the Director and the Corporation shall rescind any exercise of this Option pursuant to this paragraph, and this Option shall be reinstated as if such exercise had not occurred.

3. Purchase Price. The price per share to be paid by the Director for the shares subject to this Option shall be _____ and __/100 Dollars ($ ).

4. Exercise Terms. Beginning on the dates specified above, and prior to the expiration of this Option as provided in Section 2 hereof, the Director may exercise this Option as to all such number of shares, or as to any part thereof, at any time and from time to time during the remaining term of this Option; provided that the Director must exercise this Option for at least the lesser of 100 shares or the unexercised portion of this Option. In the event this Option is not exercised with respect to all or any part of the shares subject to this Option prior to its expiration, the shares with respect to which this Option was not exercised shall no longer be subject to this Option.

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

6. Notice of Exercise of Option. This Option may be exercised by the Director, or by his administrator, executor, personal representative or qualified transferee, by a written notice (in substantially the form of the "Notice of Exercise" attached hereto as Exhibit A) signed by the Director, or by such administrator, executor, personal representative or qualified transferee, and delivered to the Corporation at its principal office in Norcross, Georgia, to the attention of the Chief Executive Officer, Treasurer or such other officer as the Corporation may designate. Any such notice shall (a) specify the number of shares of Common Stock which the Director or such administrator, executor, personal representative or qualified transferee, as the case may be, then elects to purchase hereunder, and (b) be accompanied by (I) a certified or cashier's check payable to the Corporation, or personal check acceptable to the Corporation, in payment of the total price applicable to such shares as provided herein, or (ii) (subject to any restrictions referred to in Exhibit A) shares of Common Stock, owned by him or her and-duly endorsed or accompanied by stock transfer powers, having a Fair Market Value equal to the total purchase price applicable to such shares purchased hereunder, or (iii) such a check, and the number of such shares who Fair Market Value when added to the amount of the check equals the total purchase price applicable to such shares purchased hereunder. Such notice shall also be accompanied by such a check or shares of Common Stock in payment of applicable withholding and employment taxes, or the person exercising this Option shall authorize the withholding of shares of Common Stock otherwise issuable under this Option in payment of such taxes, all as set forth on Exhibit A and subject to any restrictions referred to therein. Upon receipt of any such notice and accompanying payments, and subject to the terms hereof, the Corporation agrees to cause to be issued to the Director or to his administrator, executor, personal representative or qualified transferee, as the case may be, stock certificates for the number of shares specified in such notice registered in the name of the person exercising this Option.

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

ELECTROMAGNETIC SCIENCES, INC.

[CORPORATE SEAL]

ATTEST: By: Chief Executive Officer

Secretary

DIRECTOR:

EXHIBIT A ELECTROMAGNETIC SCIENCES, INC.

1992 STOCK INCENTIVE PLAN

NOTICE OF EXERCISE

OF STOCK OPTION

The undersigned hereby notifies Electromagnetic Sciences, Inc. (the "Corporation") of his election to exercise his option to purchase shares of the Corporation's common stock, $.10 par value (the "Common Stock"), pursuant to that Stock Option Agreement (the "Agreement) between ("Director") and the Corporation dated ________, 199_. Accompanying this Notice is (1) a certified or a cashier's check (or other check acceptable to the Corporation) in the amount of $ payable to the Corporation, and/or (2) (subject to such restrictions as may be determined to be necessary or appropriate to avoid earnings charges or other adverse consequences to the Corporation under applicable accounting or tax rules or regulations) shares of the Common Stock presently owned by the undersigned and duly endorsed or accompanied by stock transfer powers, having an aggregate Fair Market Value (as defined in the Electromagnetic Sciences, Inc. 1992 Stock Incentive Plan) on the date hereof of $ , such amounts being equal, in the aggregate, to the purchase price per share set forth in Section 3 of the Agreement multiplied by the number of shares being hereby purchased (in each instance subject to appropriate adjustment pursuant to Section 7 of the Agreement).

Also accompanying this Notice is my check in the amount of $ , in payment of federal and state income withholding and employment taxes applicable to this exercise. The amount of such payment is based on advice received from appropriate officials of the Corporation responsible for the administration of its payroll and employment tax obligations. Alternatively, or in addition, and subject to such restrictions as may be determined to be necessary or appropriate to comply with Rule 16b-3 under the Securities Exchange Act of 1934, or to avoid earnings charges or other adverse consequences to the Corporation under applicable accounting or tax rules or regulations, in full or partial payment of such taxes:

(1) I deliver herewith an additional shares of the Common Stock presently owned by me, having an aggregate Fair Market Value on the date hereof of $ ; and/or

(2) I hereby authorize the Corporation to withhold, from the shares of Common Stock otherwise issuable to me pursuant to this exercise, such shares having an aggregate Fair Market Value on the date hereof of $ . The sum of (i) any such check plus (ii) the Fair Market Value on the date hereof of any shares of Common Stock specified in the foregoing clauses (1) and (2) is not less than the amount of federal and state withholding and employment taxes applicable to this exercise, and is not greater than the total of all federal and state income and employment taxes to be owed by me as a result of such exercise.

IN WITNESS WHEREOF, the undersigned has set his hand and seal, this day of , .

DIRECTOR OR HIS ADMINISTRATOR, EXECUTOR,

PERSONAL REPRESENTATIVE OR QUALIFIED

TRANSFEREE

EXHIBIT 10.19

Officers/Non-ISO 03/13/92

LXE INC.

1989 STOCK INCENTIVE PLAN

STOCK OPTION AGREEMENT

THIS STOCK OPTION AGREEMENT, entered into as of the 15th day of May, 1995 (the "Date of Grant"), by and between LXE INC., a Georgia corporation (hereinafter referred to as the "Corporation"), and John J. Farrell, Jr. (hereinafter referred to as the "Employee").

W I T N E S S E T H

WHEREAS, the Board of Directors (the "Board") of the Corporation has adopted a stock incentive plan for the Corporation's and certain related corporations' officers and employees, known as the "LXE Inc. 1989 Stock Incentive Plan" (hereinafter referred to as the "Plan");

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

2. Grant of Option. Subject to the terms, restrictions, limitations and conditions stated herein, the Corporation hereby evidences its grant to the Employee, not in lieu of salary or other compensation, of the right and option (hereinafter referred to as the "Option"), which is not an ISO, to purchase all or any part of an aggregate of twenty thousand (20,000) shares of the Corporation's $.01 par value common stock (the "Common Stock"), this Option becoming exercisable and such shares becoming first purchasable as follows:

As to Number of Date First Shares Purchasable 5,000 May 15, 1998 5,000 May 15, 1999 5,000 May 15, 2000 5,000 May 15, 2001

The Option shall expire and is not exercisable after 5:00 p.m., Atlanta time, on May 15, 2004 (the "Expiration Date"), or such other date as determined pursuant to Section 8, 9 or 10.

Notwithstanding the beginning date or dates for exercise set forth in the preceding paragraph, but subject to the provisions of such preceding paragraph with respect to expiration of this Option, this Option may be exercised as to all or any portion of the full number of shares subject thereto if: (a) a tender offer or exchange offer has been made for shares of the Common Stock, other than one made by the Corporation or Electromagnetic Sciences, Inc. ("ELMG"), provided that the corporation, person or other entity making such offer purchases or otherwise acquires shares of Common Stock pursuant to such offer; or (b) any person or group (as such terms are defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Act")), other than ELMG, becomes the holder of 50% or more of the outstanding shares of Common Stock. If either of the events specified in this paragraph has occurred, the Option shall be fully exercisable: (x) in the event of (a) above, during the period commencing on the date the tender offer or exchange offer is commenced and ending on the date such offer expires and is not extended; or (y) in the event of (b) above, during the 30-day period commencing on the date upon which the Corporation is provided a copy of a Schedule 13D or amendment thereto, filed pursuant to Section 13(d) of the Act and the rules and regulations promulgated thereunder, indicating that any person or group has become the holder of 50% or more of the outstanding shares of Common Stock. In the case of (a) above, if the corporation, person or other entity making the offer does not purchase or otherwise acquire shares of Common Stock pursuant to such offer, then the Employee's right under this paragraph to exercise this Option shall terminate, the Employee and the Corporation shall rescind any exercise of this Option pursuant to this paragraph, and this Option shall be reinstated as if such exercise had not occurred.

3. Purchase Price. The price per share to be paid by the Employee for the shares subject to this Option shall be Fifteen and no/100 dollars ($15.00).

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

6. Notice of Exercise of Option. This Option may be exercised by the Employee, or by his administrator, executor, personal representative or qualified transferee, by a written notice (in substantially the form of the "Notice of Exercise" attached hereto as Exhibit A) signed by the Employee, or by such administrator, executor, personal representative or qualified transferee, and delivered or mailed to the Corporation at its principal office in Norcross, Georgia, to the attention of the President, Treasurer or such other officer as the Corporation may designate. Any such notice shall (a) specify the number of shares of Common Stock which the Employee or such administrator, executor, personal representative or qualified transferee, as the case may be, then elects to purchase hereunder, and (b) be accompanied by (i) a certified or cashier's check payable to the Corporation, or personal check acceptable to the Corporation, in payment of the total price applicable to such shares as provided herein, or (ii) (subject to any restrictions referred to in Exhibit A) shares of Common Stock, owned by him or her and duly endorsed or accompanied by stock transfer powers, having a Fair Market Value equal to the total purchase price applicable to such shares purchased hereunder, or (iii) such a check, and the number of such shares whose Fair Market Value when added to the amount of the check equals the total purchase price applicable to such shares purchased hereunder. Such notice shall also be accompanied by the Employee's check or shares of Common Stock in payment of applicable withholding and employment taxes, or Employee shall authorize the withholding of shares of Common Stock otherwise issuable under this Option in payment of such taxes, all as set forth on Exhibit A and subject to any restrictions referred to therein. Upon receipt of any such notice and accompanying payment, and subject to the terms hereof, the Corporation agrees to cause to be issued to the Employee or to such administrator, executor, personal representative or qualified transferee, as the case may be, stock certificates for the number of shares specified in such notice registered in the name of the person exercising this Option.

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

8. Termination of Employment. Except as set forth in Section 10, if the Employee ceases to be employed as an employee of the Corporation, any Parent or any of its Subsidiaries (such event being hereinafter referred to as a "Termination" and such corporation that employs the Employee from time to time as the "Employer"), before the earliest date for exercise of this Option set forth in Section 2, then this Option shall forthwith terminate on the date of Termination and shall not thereafter be or become exercisable.

In the event of a Termination after the earliest date for exercise set forth in Section 2, which Termination is either (i) voluntary on the part of the Employee and with the written consent of the Employer, (ii) involuntary and without cause, or (iii) the result of retirement at the normal retirement date, as prescribed from time to time by the Employer, or at an earlier date expressly approved by the Employer as an early retirement date for the Employee, the Employee may exercise this Option at any time within a period ending at the earlier of the Expiration Date or 5:00 p.m., Atlanta time, on the third anniversary of such Termination, to the extent of the number of shares that were purchasable hereunder at the date of Termination.

In the event of a Termination that is either (i) for cause or (ii) voluntary on the part of the Employee and not described in the preceding paragraph, this Option, to the extent not theretofore exercised, shall forthwith terminate and shall not thereafter be or become exercisable.

This Option does not confer upon the Employee any right with respect to continuance of employment by the Corporation, any Parent or any of its Subsidiaries. This Option shall not be affected by any change of employment, so long as the Employee continues to be an employee of the Corporation, any Parent or any such Subsidiary. In the event the Employer is not the Corporation, and such Employer ceases to be the Corporation's Parent, or the Corporation's or its Parent's Subsidiary, as a result of a sale of stock or assets or other change of corporate status, then in the discretion of the Committee (but subject to Section 5.2 of the Plan regarding certain transactions affecting the Corporation) either: (i) this Option shall remain in effect as if such sale or other change of status had not occurred, for so long as Employee shall remain an employee of the corporation that previously was such Parent or Subsidiary, or of any successor or subsequent Parent of such corporation, or of any Subsidiary of either such corporation or any such Parent or successor; or (ii) concurrent with such sale or other change of status, the Corporation shall redeem this Option at a price equal to the number of shares then subject hereto (whether or not then purchasable) multiplied by the excess (if any) of the then Fair Market Value of each such share over the purchase price per share specified in Section 3 (as adjusted pursuant to Section 7.)

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

LXE INC.

[CORPORATE SEAL]

ATTEST:	By:	/s/	Thomas E. Sharon
Chief Executive Officer

		/s/	William Jacobs
Secretary

		/s/	John J. Farrell, Jr.
Employee

EXHIBIT A

LXE INC.

1989 STOCK INCENTIVE PLAN

NOTICE OF EXERCISE

OF STOCK OPTION

The undersigned hereby notifies LXE Inc. (the "Corporation") of his or her election to exercise an option to purchase ___________ shares of the Corporation's common stock, $.01 par value (the "Common Stock"), pursuant to that Stock Option Agreement (the "Agreement") between ____________ (the "Employee") and the Corporation dated _______. Accompanying this Notice is (1) a certified or a cashier's check (or other check acceptable to the Corporation) in the amount of $___________ payable to the Corporation and/or (2) (subject to such restrictions as may be determined to be necessary or appropriate to avoid earnings charges or other adverse consequences to the Corporation under applicable accounting or tax rules or regulations) ________ shares of the Common Stock presently owned by the undersigned and duly endorsed or accompanied by stock transfer powers, having an aggregate Fair Market Value (as defined in the LXE Inc. 1989 Stock Incentive Plan (the "Plan")) as of the date hereof of $________ , such amounts being equal, in the aggregate, to the purchase price per share set forth in Section 3 of the Agreement multiplied by the number of shares being hereby purchased (in each instance subject to appropriate adjustment pursuant to Section 7 of the Agreement).

Also accompanying this Notice is my check in the amount of $_________ , in payment of federal and state income withholding and employment taxes applicable to this exercise. The amount of such payment is based on advice received from appropriate officials of the Corporation responsible for the administration of its payroll and employment tax obligations. Alternatively, or in addition, and subject to such restrictions as may be determined to be necessary or appropriate to comply with Rule 16b-3 under the Securities Exchange Act of 1934, or to avoid earnings charges or other adverse consequences to the Corporation under applicable accounting or tax rules or regulations, in full or partial payment of such taxes:

(1) I deliver herewith an additional ________ shares of the Common Stock presently owned by me, having an aggregate Fair Market Value as of the date hereof of $ __________; and/or

(2) I hereby authorize the Corporation to withhold, from the shares of Common stock otherwise issuable to me pursuant to this exercise, ___________ such shares having an aggregate Fair Market Value at the date hereof of $____________.

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

IN WITNESS WHEREOF, the undersigned has set his or her hand and seal, this ________day of _________, 19___ .

EMPLOYEE OR HIS OR HIS ADMINISTRATOR,

EXECUTOR, PERSONAL REPRESENTATIVE OR

QUALIFIED TRANSFEREE ____________________

Exhibit 10.27
Canadian Imperial Bank of Commerce KNOWLEDGE BASED BUSINESS (KBB) 222 Queen St., 2nd Floor Ottawa, Ontario K1P 5V9

December 12, 2000

EMS TECHNOLOGIES CANADA, LTD.

c/o EMS TECHNOLOGIES INC

660 ENGINEERING DRIVE

NORCROSS, GEORGIA

30092

USA

Attention: MR. GARY SHELL, DIRECTOR CORPORATE FINANCE

Dear Sir,

We, Canadian Imperial Bank of Commerce ("CIBC"), are pleased to establish the following Credits for you, our customer.

Overall Credit Limit

Overall Credit Limit: The total use of all Credits is not at any time to exceed CDN$ and US$ equivalent of $41,585,000.

Credit A: Operating Line

Credit Limit: The lesser at any time of:

(a) $20,000,000; and

(b) the total of

- 75% of the Receivable Value, plus

- 95% of the EDC insured value of accounts receivable, plus

- 85% of the North American government receivables under 90 days, plus

- 85% of the receivables under 90 days from corporations of Investment Grade rated BBB+ or better from a country rated satisfactory by CIBC's Economic Division, plus

- 25% of the Inventory and Unbilled Revenue which together cannot exceed $10,000,000, all of the above items without duplication, minus

- all Priority Claims

Description and Rate: A revolving demand credit, for general business purposes, as follows:

(1) Canadian dollar loans and overdrafts under Centralized Cash Control, and Acceptances. This part of Credit A is available under CIBC's Centralized Cash Control (CCC) arrangement whereby debit or credit balances of each of the CCC participants are transferred at the end of each day to your CCC concentration account, subject to completion of CIBC's standard single-party Cash Management agreement.

The Interest Rate is as follows: Prime Rate plus 1% per year.

(2) U.S. dollar loans and overdrafts, and Acceptances. Loans and overdrafts under this part of Credit A may not at any time exceed the US dollar equivalent of CDN$20,000,000. The Interest Rate is as follows: US Base Rate plus 1% per year.

If we sign an Acceptance, the available Credit Limit will be reduced by the amount of the Acceptance.

Special Conditions/

Provisions: Operating line limit shall be net of US dollar balances in your accounts at CIBC

Credit B: Demand Instalment Loan

Loan Amount: $7,000,000

Purpose: To assist with capital expenditures.

Interest Rate/Fees: Prime Rate plus 1.5% per year.

Scheduled Payments: Unless we make demand, you will pay CIBC as follows:

20 regular quarterly payments of $350,000.00 each, plus interest.

The first/next regular quarterly payment is due on March 31, 2001. The last payment, plus any outstanding principal and interest together with any other amount due under this Agreement, is due on December 31, 2005.

Credit C: Letters of Credit/Guarantee

Credit Limit: $8,500,000

Purpose: To support advance payment guarantees on off-shore contracts, bid bonds, etc.

Fees: Fees are 1%, minimum $150, plus out of pocket expenses.

Documentation: Our standard L/C documentation.

Conditions: All Letters of Credit and/or Guarantee under this facility are to be supported by Export Development Corporation insurance for rightful or wrongful call.

Credit D: Foreign Exchange Contracts

Credit Limit: US$2,500,000

Description: You may, at our discretion, enter into one or more spot, forward or other foreign exchange rate transactions with us and/or CIBC World Markets. Your ability to make use of this Credit will depend upon your outstanding obligations under such transactions, as determined by us. This is a demand Credit.

Credit E: Corporate VISA

Credit Limit: $200,000

Documentation: Our standard VISA documentation.

Credit F: Cheque Credit

Credit Limit: $10,000

Description: You may negotiate cheques at our Carlingwood Branch(es) in a total face amount each day of up to the Credit Limit of this Credit.

Credit G: Letters of Credit/Guarantee

Amount: $2,000,000

Purpose: To assist with the issuance of Letters of Credit/Guarantee for normal business purposes. Letters of Credit/Guarantees may have an expiry of up to 36 months.

Interest Rate: Fees are 1.0% per year, minimum $150, plus out of pocket expenses.

Description: Our standard Letters of Credit/Guarantee documentation.

Security

Security: The following security is required:

Assignment of General assignment of accounts receivable.

Receivables:

Security Agreement All personal property of the business now owned (which

(GSA): includes among other things inventory, equipment and receivables), and all personal property acquired in the future.

Bank Act security: Security under section 427 of the Bank Act.

Guarantee: Guarantee from EMS Holdings, Inc. in an amount that is unlimited.

Guarantee from Electromagnetic Sciences, Inc. (now EMS Technologies Inc.) in an amount that is limited to $5,000,000.

Special Conditions/Provisions: Electromagnetic Sciences, Inc. (now EMS Technologies Inc.) shall also agree with CIBC that it shall remain fully and solely responsible for payment of all amounts owing to Spar Aerospace Limited pursuant to the Asset Purchase Agreement, dated December 30, 1998, unless CIBC agrees in writing to the contrary.

NOTE: The above security was taken at the time of the original credit agreement with the bank in February of 1999 and has not been vetted or amended to reflect transactions completed by EMS Technologies Inc since that date. We will have the security vetted by counsel in January and updated to reflect the current status of EMS Technologies Inc. and its subsidiaries. This credit agreement does not propose any new or additional security to that already held by CIBC.
Assignment and Postponement of Claim:	Assignment and postponement of claim from Electromagnetic Sciences, Inc.(now EMS Technologies Inc.) in an amount that is limited to $12,000,000.

Other security: A pledge of all issued and outstanding shares in the name of EMS Holdings Inc., together with delivery to CIBC of the original share certificates.

Floating hypothecation of U.S. balances.

Immoveable Hypothec to be registered against the property and plant in Ste. Anne, Quebec.

Moveable Hypothec to be registered in Quebec.

All other security, other documentation and agreements granted or to be granted in favour of CIBC from time to time.

All of the above security shall enjoy first priority to the assets secured thereunder.

Covenants

Covenants: You will ensure that:

Current Ratio: Your Current Ratio is not at any time less than 1.10:1. This will be measured quarterly.

Other: Fixed Charge Ratio: Your Fixed Charge Ratio shall not be less than 1.25:1. This will be measured quarterly. For clarity the Fixed Charge ratio is the ratio of EBITDA, less approved capital expenditures divided by the total of principal payments, unfunded capital expense and cash interest expense.

Effective Equity: Your Effective Equity shall not be less than $35,000,000 plus 50% of future net income. For clarity, Effective Equity shall include postponed loans but shall not include intangibles such as the Skybridge equity investment. This shall be measured quarterly.

Funded Debt to EBITDA: Your Funded Debt to EBITDA (where EBITDA is on a 4 quarter rolling basis) is not to exceed 3.5x as at Dec 31,2000; 3.0x as at June 30,2001; and 2.5x as at Dec 31, 2001 and thereafter.

Capital Expenditures: Your Capital Expenditures for fiscal 2001 will not exceed $7,000,000 without our prior written consent.

Repayment of shareholder loans or other amounts owing to Electromagnetic Sciences, Inc. as of the date hereof will not occur without the prior written consent of CIBC.

Where the previous four quarters do not reflect cumulative positive net income, there will not be more than two consecutive quarters of non profitability, as measured by net income, unless offset by a corresponding shareholder loan or equity injection.

There shall not be any changes in effective ownership or control without our prior written consent.

You provide an undertaking to conduct business substantially in accordance with the business plan provided to CIBC.

CIBC shall have the right to approve the Capital Expenditure Budget prior to the start of each fiscal year and shall receive an annual budget for the company no later than December 31 of each year, which budgets are subject to CIBC's approval for the purposes of these credit facilities.

Reporting Requirements

Reporting Requirements: You will provide:

(1) Within 30 days of each calendar month-end, a summary of Receivable Value and a summary of Inventory Value, together with an aged list of receivables and a Monthly Statement of Available Credit Limit, as of that month-end.

(2) Within 30 days of the end of each month, financial statements for that month.

(3) Within 90 days of each fiscal year-end, financial statements for that fiscal year on an audited basis.

(4) Within 90 days of each fiscal year-end, a business plan/forecast for the next fiscal year, including month-by-month projected balance sheets, income statements and cash flow projections.

Fees

Loan Administration: $500 per month on Canadian dollar loans and overdrafts.

Other: An Amendment Fee of $40,000 is payable upon acceptance of this offer.

For Credit A: Operating Line, a 0.33% standby fee per year of the undrawn portion will be payable monthly.

All legal costs are the responsibility of the customer.

Other Provisions

Calculations: When applicable, the calculations made under the "Covenants" and "Reporting Requirements" sections of this Agreement are to be done on a consolidated basis.

Interest Rate Applicable Currently 21% per year. If the Credit Limit of a Credit, or the to Credit Limit Excesses: Credit Limit of part of a Credit, or the Overall Credit Limit, is exceeded at any time, the Interest Rate Applicable to Credit Limit Excesses is calculated on that excess amount.

In connection with any amounts in foreign currency, see "Foreign Currency Conversion" in the Attached Schedule.

Next Scheduled We will review the credit by March 30, 2001.

Review Date: At that time, we will review your financial statements and those of the guarantors, your forecast business and financial plans, and how well you have complied with the requirements of this Agreement. The terms of this Agreement will continue to apply until either a new Agreement or an Amendment to this one is settled.

Standard Credit Terms: The attached Schedule - Standard Credit Terms forms part of this Agreement.

Please indicate your acceptance of these terms by returning a signed copy of this Agreement. If we do not receive a signed copy by December 20, 2000, then this offer will expire.

Upon acceptance, this Agreement replaces the existing credit agreement dated February 24, 1999, between you and CIBC. Outstanding amounts (and security) under that Agreement will be covered by this Agreement.

Yours truly,

Canadian Imperial Bank of Commerce

by: __________________________________
DAVID EDWARDS
Director
Phone: Fax: E-mail:	(613) 564-8902 (613) 563-9600 dedwards@kbb.cibc.com

Acknowledgment: The undersigned certifies that all information provided to CIBC is true, and acknowledges receipt of a copy of this Agreement (including any Schedules referred to above).

Accepted this day of , .

EMS TECHNOLOGIES CANADA, LTD.

By:	______________________________	By:	_________________________
Name:	______________________________	Name:	_________________________
Title:	______________________________	Title:	_________________________

Schedule - Standard Credit Terms

Article 1 - General

1.1 Interest Rate. You will pay interest on each Credit at nominal rates per year equal to:

(a) for amounts above the Credit Limit of a Credit or a part of a Credit or the Overall Credit Limit, as described in section 1.4, or for amounts that are not paid when due, the Interest Rate Applicable to Credit Limit Excesses, and

(b) for any other amounts, the rate specified in this Agreement.

1.2 Variable interest. Each variable interest rate provided for under this Agreement will change automatically, without notice, whenever the Prime Rate or the U.S. Base Rate, as the case may be, changes.

1.3 Payment of interest. Interest is calculated on the daily balance of the Credit at the end of each day. Interest is due once a month, unless the Agreement states otherwise. Unless you have made other arrangements with us, we will automatically debit your Operating Account for interest amounts owing. If your Operating Account is in overdraft and you do not deposit to the account an amount equal to the monthly interest payment, the effect is that we will be charging interest on overdue interest (which is known as compounding). Unpaid interest continues to compound whether or not we have demanded payment from you or started a legal action, or get judgment, against you.

1.4 Interest Rate Applicable to Credit Limit Excesses. To determine whether the Interest Rate Applicable to Credit Limit Excesses is to be charged, the following rules apply:

(a) Interest Rate Applicable to Credit Limit Excesses will be charged on the amount that exceeds the Credit Limit of any particular Credit. This will happen even if the Overall Credit Limit has not been exceeded.

(b) If there are several parts of a Credit, Interest Rate Applicable to Credit Limit Excesses will be charged if the Credit Limit of a particular part is exceeded. For example, if Credit A's limit is $250,000, and the limit of one part is $100,000 and the limit of that part is exceeded by $25,000, the Interest Rate Applicable to Credit Limit Excesses will be charged on that $25,000 excess, even if the total amount outstanding under Credit A is less than $250,000.

(c) To determine if the Overall Credit Limit has been exceeded, the outstanding principal amount of each Credit is totalled, and any amounts in foreign currency are converted to Canadian dollars. If that total exceeds the Overall Credit Limit, the Interest Rate Applicable to Credit Limit Excesses will be charged on that excess amount. For example, if there are three Credits, each with a Credit Limit of $100,000 and an Overall Credit Limit of $250,000, if each of those Credits is at $90,000, they are each under their own Credit Limits, but the Overall Credit Limit has been exceeded by $20,000, and the Interest Rate Applicable to Credit Limit Excesses will be charged on that excess amount.

1.5 Fees. You will pay CIBC's fees for each Credit as out lined in the Letter. You will also reimburse us for all reasonable fees (including legal fees) and out-of-pocket expenses incurred in registering any security, and in enforcing our rights under this Agreement or any security. We will automatically debit your Operating Account for fee amounts owing.

1.6 Our rights re demand Credits. At CIBC, we believe that the banker-customer relationship is based on mutual trust and respect. It is important for us to know all the relevant information (whether good or bad) about your business. CIBC is itself a business. Managing risks and monitoring our customers' ability to repay is critical to us. We can only continue to lend when we feel that we are likely to be repaid. As a result, if you do something that jeopardizes that relationship, or if we no longer feel that you are likely to repay all amounts borrowed, we may have to act. We may decide to act, for example, because of something you have done, information we receive about your business, or changes to the economy that affect your business. Some of the actions that we may decide to take include requiring you to give us more financial information, negotiating a change in the interest rate or fees, or asking you to get further accounting assistance, put more cash into the business, provide more security, or produce a satisfactory business plan. It is important to us that your business succeeds. We may, however, at our discretion, demand immediate repayment of any outstanding amounts under any demand Credit. We may also, at any time and for any cause, cancel the unused portion of any demand Credit. Under normal circumstances, however, we will give you 30 days' notice of any of these actions.

1.7 Payments. If any payment is due on a day other than a Business Day, then the payment is due on the next Business Day.

1.8 Applying money received. If you have not made payments as required by this Agreement, or if you have failed to satisfy any term of this Agreement (or any other agreement you have that relates to this Agreement), or at any time before default but after we have given you appropriate notice, we may decide how to apply any money that we receive. This means that we may choose which Credit to apply the money against, or what mix of principal, interest, fees and overdue amounts within any Credit will be paid.

1.9 Information requirements. We may from time to time reasonably require you to provide further information about your business. We may require information from you to be in a form acceptable to us.

1.10 Insurance. You will keep all your business assets and property insured (to the full insurable value) against loss or damage by fire and all other risks usual for property such as yours (plus for any other risks we may reasonably require). If we request, these policies will include a loss payee clause (and if you are giving us mortgage security, a mortgagee clause). As further security, you assign all insurance proceeds to us. If we ask, you will give us either the policies themselves or adequate evidence of their existence. If your insurance coverage for any reason stops, we may (but do not have to) insure the property. We will automatically debit your Operating Account for these amounts. Finally, you will notify us immediately of any loss or damage to the property.

1.11 Environmental. You will carry on your business, and maintain your assets and property, in accordance with all applicable environmental laws and regulations. If (a) there is any release, deposit, discharge or disposal of pollutants of any sort (collectively, a "Discharge") in connection with either your business or your property, and we pay any fines or for any clean-up, or (b) we suffer any loss or damage as a result of any Discharge, you will reimburse CIBC, its directors, officers, employees and agents for any and all losses, damages, fines, costs and other amounts (including amounts spent preparing any necessary environmental assessment or other reports, or defending any lawsuits) that result. If we ask, you will defend any lawsuits, investigations or prosecutions brought against CIBC or any of its directors, officers, employees and agents in connection with any Discharge. Your obligation to us under this section continues even after all Credits have been repaid and this Agreement has terminated.

1.12 Consent to release information. We may from time to time give any credit or other information about you to, or receive such information from, (a) any financial institution, credit reporting agency, rating agency or credit bureau, (b) any person, firm or corporation with whom you may have or propose to have financial dealings, and (c) any person, firm or corporation in connection with any dealings you have or propose to have with us. You agree that we may use that information to establish and maintain your relationship with us and to offer any services as permitted by law, including services and products offered by our subsidiaries when it is considered that this may be suitable to you.

1.13 Our pricing policy. Fees, interest rates and other charges for your banking arrangements are dependent upon each other. If you decide to cancel any of these arrangements, you will have to pay us any increased or added fees, interest rates and charges we determine and notify you of. These increased or added amounts are effective from the date of the changes that you make.

1.14 Proof of debt. This Agreement provides the proof, between CIBC and you, of the credit made available to you. There may be times when the type of Credit you have requires you to sign additional documents. Throughout the time that we provide you credit under this Agreement, our loan accounting records will provide complete proof of all terms and conditions of your credit (such as principal loan balances, interest calculations, and payment dates).

1.15 Renewals of this Agreement. This Agreement will remain in effect for your Credits for as long as they remain unchanged. We have shown a Next Scheduled Review Date in the Letter. If there are no changes to the Credits this Agreement will continue to apply, and you will not need to sign anything further. If there are any changes, we will provide you with either an amending agreement, or a new replacement Letter, for you to sign.

1.16 Confidentiality: The terms of this Agreement are confidential between you and CIBC. You therefore agree not to disclose the contents of this Agreement to anyone except your professional advisors.

1.17 Pre-conditions. You may use the Credits granted to you under this Agreement only if:

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

1.18 Assignment. CIBC may assign, sell or participate (referred to as a "transfer") all or any part of its rights and obligations under this Agreement, or under any Credit granted in this Agreement, to any third party (a "Lender"), subject to your prior written consent. You will not unreasonably withhold your consent. For a Demand Credit, CIBC will not need your consent if we have made demand and you have failed to repay us in full. For a Committed Credit, we will not need your consent if there has been an Event of Default that is not capable of being remedied. You agree to sign any documents and take any actions that any Lender may reasonably require in connection with any such transfer. Upon completion of the transfer, the

Lender will have the same rights and obligations under this Agreement as if it were a party to it.

1.19 Notices. We may give you any notice in person or by telephone, or by letter that is sent either by fax or by mail.

1.20 Use of the Operating Line. You will use your Operating Line only for your business operating cash needs. You are responsible for all debits from the Operating Account that you have either initiated (such as cheques, loan payments, pre-authorized debits, etc.) or authorized us to make. Payments are made by making deposits to the Operating Account. You may not at any time exceed the Credit Limit. We may, without notice to you, return any debit from the Operating Account that, if paid, would result in the Credit Limit being exceeded, unless you have made prior arrangements with us. If we pay any of these debits, you must repay us immediately the amount by which the Credit Limit is exceeded.

1.21 Margin Requirements. If your Operating Line is margined against Inventory and/or Receivable Value, the available Credit Limit of that Credit is the lesser of the Credit Limit stated in the Letter and the amount calculated using the Monthly Statement of Available Credit Limit.

1.22 Foreign Currency Conversion. If this Agreement includes foreign currency Credits, then currency changes may affect whether either the Credit Limit of any Credit or the Overall Credit Limit has been exceeded.

(a) See section 1.4 for the general rules on how the Interest Rate Applicable to Credit Limit Excesses is calculated.

(b) To determine the Overall Credit Limit, all foreign currency amounts are converted to Canadian dollars, even if the Credit Limits of any particular Credits are quoted directly in a foreign currency (such as US dollars). No matter how the Credit Limit of a particular Credit is quoted, therefore, currency fluctuations can affect whether the Overall Credit Limit has been exceeded. For example, if Credits X and Y have Credit Limits of C$100,000 and US$50,000, respectively, with an Overall Credit Limit of C$175,000, if Credit X is at C$90,000 and Credit Y is at US$45,000, the Interest Rate Applicable to Credit Limit Excesses will be charged only if, after converting the US dollar amount, the Overall Credit Limit is exceeded.

(c) Whether the Credit Limit of a particular Credit has been exceeded will depend on how the Credit Limit is quoted, as described below.

(d) If the Credit Limit is quoted as, for example, the US dollar equivalent of a Canadian dollar amount, daily exchange rate fluctuations may affect whether that Credit Limit has been exceeded. If, on the other hand, the Credit Limit is quoted in a foreign currency (for example, directly in US dollars), whether that Credit Limit has been exceeded is determined by reference only to the closing balance of that Credit in that currency.

(e) For example, assume an outstanding balance of a Credit on a particular day of US$200,000. If the Credit Limit is stated as "the US dollar equivalent of C$275,000", then whether the Credit Limit of that Credit has been exceeded will depend on the value of the Canadian dollar on that day. If the conversion calculations determine that the outstanding balance is under the Credit Limit, a drop in the value of the Canadian dollar the next day (without any change in the balance) may have the effect of putting that Credit over its Credit Limit. If, on the other hand, the Credit Limit is stated as "US$200,000", the Credit Limit is not exceeded, and a drop in the value of the dollar the next day will not change that (although the Overall Credit Limit may be affected).

(f) Conversion calculations are done on the closing daily balance of the Credit. The conversion factor used is the mid-point between the buying and selling rate offered by CIBC for that currency on the conversion date.

1.23 Instalment Loans. The following terms apply to each Instalment Loan.

(a) Non-revolving loans. Unless otherwise stated in the Letter, any Instalment Loan is non-revolving. This means that any principal payment made permanently reduces the available Loan Amount. Any payment we receive is applied first to overdue interest, then to current interest owing, then to overdue principal, then to any fees and charges owing, and finally to current principal.

(b) Floating Rate Instalment Loans. Floating Rate Instalment Loans may have either (i) blended payments or (ii) payments of fixed principal amounts, plus interest, as described below.

(i) Blended payments. If you have a Floating Rate Loan that has blended payments, the amount of your monthly payment is fixed for the term of the loan, but the interest rate varies with changes in the Prime or US Base Rate (as the case may be). If the Prime or US Base Rate during any month is lower than what the rate was at the outset, you may end up paying off the loan before the scheduled end date. If, however, the Prime or US Base Rate is higher than what it was at the outset, the amount of principal that is paid off is reduced. As a result, you may end up still owing principal at the end of the term because of these changes in the Prime or US Base Rate.

(ii) Payments of principal plus interest. If you have a Floating Rate Loan that has regular principal payments, plus interest, the principal payment amount of your Loan is due on each payment date specified in the Letter. The interest payment is also due on the same date, but it is debited from your Operating Account one or two banking days later. Although the principal payment amount is fixed, your interest payment will usually be different each month, for at least one and possibly more reasons, namely: the reducing principal balance of your loan, the number of days in the month, and changes to the Prime Rate or US Base Rate (as the case may be).

(c) Prepayment. Unless otherwise agreed, the following terms apply to prepayment of any Instalment Loan:

(i) Floating Rate Instalment Loans. You may prepay all or part of a Floating Rate Instalment Loan (whether it is a Demand or a Committed Loan) at any time without notice or penalty.

(ii) Fixed Rate Instalment Loans. You may prepay all (but not part) of a fixed Rate Instalment Loan, on the following condition. You must pay us, on the prepayment date, a prepayment fee equal to the greater of (A) three months' interest on the Loan, and (B) the interest rate differential for the remainder of the term of the Loan, determined in accordance with the standard formula used by CIBC in these situations.

(d) Demand of Fixed Rate Demand Instalment Loans. If you have a Fixed Rate Demand Instalment Loan and we make demand for payment, you will owe us (i) all outstanding principal, (ii) interest, (iii) any other amount due under this Agreement, and (iv) a prepayment fee. The prepayment fee is equal to the interest rate differential for the remainder of the term of the loan, in accordance with the standard formula used by CIBC in these situations.

Article 2 - Definitions

2.1 Definitions. In this Agreement, the following terms have the following meanings:

"Acceptances" means "L/C Acceptances" or "Avalized Documentary Collections" or both as the case may be.

"Avalized Documentary Collection" means a bill of exchange, drawn on you, avalized by CIBC at your request.

"Base Rate Loan" means a US dollar loan on which interest is calculated by reference to the US Base Rate.

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

"Current Assets" are cash, accounts receivable, inventory and other assets that are likely to be converted into cash, sold, exchanged or expended in the normal course of business within one year or less, excluding amounts due from related parties .

"Current Liabilities" means debts that are or will become payable within one year or one operating cycle, whichever is longer. They usually include accounts payable, accrued expenses, deferred revenue and the current portion of long-term debt.

"Current Ratio" means the ratio of Current Assets to Current Liabilities.

"Interest Rate Applicable to Credit Limit Excesses", unless otherwise defined in the Letter, means the Standard Overdraft Rate.

"Demand Instalment Loan" means an Instalment Loan that is payable upon demand. Such a Loan may be either at a fixed or a floating rate of interest.

"Fixed Rate Instalment Loan" means an Instalment Loan that is also a Fixed Rate Loan.

"Fixed Rate Loan" means any loan drawn down, converted or extended under a Credit at an interest rate which was fixed for a term, instead of referenced to a variable rate such as the Prime Rate or US Base Rate, at the time of such drawdown, conversion or extension. For purposes of certainty, a Fixed Rate Loan includes a LIBOR Loan.

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

"Inventory Value" means the total value (based on the lower of cost or market) of your inventories (other than

(i) inventories supplied by trade creditors who at that time have not been fully paid and would have a right to repossess all or part of such inventories if you were then either bankrupt or in receivership,

(ii) work in process, and

(iii) those inventories we may from time to time designate.

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

"Operating Account" means the account that you normally use for the day-to-day cash needs of your business, and may be either or both of a Canadian dollar and a US dollar account.

"Prime Rate" means the variable reference rate of interest per year declared by CIBC from time to time to be its prime rate for Canadian dollar loans made by CIBC in Canada.

"Prime Rate Loan" means a Canadian dollar loan on which interest is calculated by reference to Prime Rate.

"Priority Claims" means any amount owing to a creditor that ranks, or may rank, equal to or in priority to our security. These may include unremitted source deductions and taxes; other amounts owing to governments and governmental bodies; and amounts owing to creditors who may claim priority under the Bankruptcy and Insolvency Act or under a purchase money security interest in inventory or equipment.

"Receivable Value" means, at any time of determination, the total value of those of your trade accounts receivable, including accounts domiciled in the United States, that are subject to the security (other than those accounts:

(i) outstanding for 90 days or more,

(ii) owing by persons, firms or corporations affiliated to you, and

(iii) that we may from time to time designate).

"Standard Overdraft Rate" means the variable reference interest rate per year declared by CIBC from time to time to be its standard overdraft rate on overdrafts in Canadian or US dollar accounts maintained with CIBC in Canada.

"US Base Rate" means the variable reference interest rate per year as declared by CIBC from time to time to be its base rate for US dollar loans made by CIBC in Canada.

 EXHIBIT 22.1

EMS TECHNOLOGIES, INC.

AND SUBSIDIARIES

Subsidiaries of the Registrant

LXE Inc.

125 Technology Parkway

P. O. Box 926000

Norcross, GA 30092-9600

EMS Technologies Canada, Ltd.

1725 Woodward Drive

Ottawa, Ontario K2C 0P9

CANADA

EMS Holdings, Inc.

660 Engineering Drive

Norcross, GA 30092