Form 10-K/A
period 2000-12-31
EMS TECHNOLOGIES INC
filed 2001-04-16
CIK 32198

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

PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements

The following consolidated financial statements are contained in the Company's 2000 Annual Report to Shareholders, and are incorporated herein by reference to Exhibit 13.1.

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

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders

EMS Technologies, Inc.:

Under date of February 8, 2001, we reported on the consolidated balance sheets of EMS Technologies, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2000, as contained in the 2000 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2000. In our report specified above, we state that we did not audit the financial statements of EMS Technologies Canada, Ltd., a wholly-owned subsidiary, which statements were audited by other auditors whose report has been furnished to use. Our opinion, insofar as it relates to the amounts included for EMS Technologies Canada, Ltd., is based solely on the report of the other auditors. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, based on our audits and the report of other auditors, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Atlanta, Georgia

February 8, 2001

SCHEDULE II

	Years ended December 31, 2000, 1999 and 1998
	----------------------------------------------------------------------------------------------
		Additions
	Balance at	charge to			Balance
	beginning	costs and			at end
Classification	of year	expenses	Deductions	Other	of year
-------------------	----------------	--------------	---------------	---------	----------

Allowance for Doubtful Accounts:
1998	$270	40	-	-	310
1999	310	-	17	-	293
2000	293	624	-	-	917

Reserve for Inventory:
1998	$1,060	-	(274)	-	786
1999	786	172	-	-	958
2000	958	414	-	-	1,372

Reserve for Deferred Tax Assets:
1998	$5,992	-	(4,664) (a)	-	1,328
1999	1,328	1,671 (b)	-	-	2,999
2000	2,999	2,435 (b)	-	-	5,434

  In 1998, based upon the Canadian operation's significantly improved profitability and management's revised assessment of the subsidiary's business prospects, the valuation allowance related to these deferred tax assets was decreased; the resulting benefit was allocated to goodwill and there was no effect on the Company's 1998 statement of earnings.

(b) The 2000 and 1999 increases in the reserve for deferred tax assets related primarily to the net change in the underlying deferred tax assets associated with the Montreal operations that the Company acquired in 1999. These deferred tax assets were fully reserved at acquisition due to uncertainty about realization. As a result, this change in reserves had no effect on the Company's 2000 or 1999 statement of earnings.

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

          The definitions of "Trade Secret" and "Confidential Information" are each amended by deleting the first eight words of the last sentence of each such definition, and substituting in lieu thereof the words, " Such term as used herein is restricted to such information";

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

You are hereby instructed to apply towards the Option Price: (check one)

“ The maximum number of whole shares necessary to pay the Option Price and specified taxes, or, if fewer, the total number of listed Shares, with any remaining amount to be paid by check accompanying the Notice of Exercise.

“ ___________ of the listed Shares with the remaining amount to be paid by check accompanying the Notice of Exercise.

In each case, the balance of the Shares for which the Option is being exercised will be issued as specified in the Notice of Exercise.

__________________________________

Name

_______________________                          __________________________________

Date                                                     Signature

__________________________________

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

Credit A: Operating Line

Credit Limit: The lesser at any time of:

(a) $20,000,000; and

(b) the total of

 75% of the Receivable Value, plus

 95% of the EDC insured value of accounts receivable, plus

 85% of the North American government receivables under 90 days, plus

 85% of the receivables under 90 days from corporations of Investment Grade rated BBB+ or better from a country rated satisfactory by CIBC's Economic Division, plus

 25% of the Inventory and Unbilled Revenue which together cannot exceed $10,000,000, all of the above items without duplication, minus

 all Priority Claims

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

(2) U.S. dollar loans and overdrafts, and Acceptances. Loans and overdrafts under this part of Credit A may not at any time exceed the US dollar equivalent of CDN$20,000,000. The Interest Rate is as follows: US Base Rate plus 1% per year .

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

EXHIBIT 13.1

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except net earnings per share)

	Years ended December 31
	--------------------------------------------
	2000		1999		1998
	--------		--------		--------

Net sales (note 12)	$273,143		242,414		177,163
Cost of sales	181,937		167,118		115,127
Selling, general and administrative expenses	50,635		45,211		38,666
Research and development expenses	27,735		21,816		13,140
Write-down of NetSat 28 assets	2,891		-		-
	---------		----------		----------
Operating income	9,945		8,269		10,230

Non-operating income, net (note 2)	175		1,310		1,602
Interest expense	(4,326)		(2,827)		(1,729)
	---------	-	---------	-	---------	-
Earnings before income taxes	5,794		6,752		10,103

Income tax expense (note 8)	(1,303)		(1,912)		(3,927)
	---------	-	---------	-	---------	-
Net earnings	$4,491		4,840		6,176
	=====	=	=====	=	=====	=
Net earnings per share (note 7):
Basic	$.51		.56		.71

Diluted	.50		.55		.70

Weighted average number of shares (note 7):
Common	8,766		8,703		8,675

Common and dilutive common equivalent	8,912		8,775		8,871

See accompanying notes to consolidated financial statements.

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
	December 31
	-----------------------------------
	2000	1999
	-------	------

ASSETS

Current assets:
Cash and cash equivalents (note 11)	$5,593	4,832
Trade accounts receivable, net (notes 4 and 11)	74,526	67,804
Inventories (note 5)	38,183	28,099
Deferred income taxes (note 8)	1,355	1,020
	---------	---------
Total current assets	119,657	101,755
	---------	---------

Property, plant and equipment (note 6):
Land	3,572	3,667
Buildings and leasehold improvements	21,210	21,077
Machinery and equipment	67,844	59,102
Furniture and fixtures	5,648	7,553
	---------	---------
	98,274	91,399
Less accumulated depreciation and amortization	48,672	42,345
	---------	---------
Net property, plant and equipment	49,602	49,054
	---------	---------

Investment in limited partnership (note 3)	17,909	13,000
Deferred income taxes - non-current (note 8)	1,689	2,409
Accrued pension asset (note 9)	3,108	3,084
Other assets	13,646	9,504
Goodwill, net of accumulated amortization
of $4,334 in 2000 and $3,814 in 1999	10,502	11,022
	---------	---------
	$216,113	189,828
	======	======

See accompanying notes to consolidated financial statements.

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
(In thousands, except share data)
	December 31
	--------------------------------
	2000	1999
	------	------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current installments of long-term debt (notes 6 and 11)	$22,048	16,613
Accounts payable (note 11)	27,655	18,811
Accrued compensation costs	5,414	6,184
Accrued retirement costs (note 9)	1,160	594
Accrued post-retirement benefits (note 10)	2,420	2,309
Deferred revenue	4,153	3,471
Other current liabilities	2,217	2,324
	---------	---------
Total current liabilities	65,067	50,306

Long-term debt, excluding current installments (notes 6 and 11)	39,617	33,707
	---------	--------
Total liabilities	104,684	84,013
	---------	---------
Stockholders' equity (note 7):
Preferred stock of 1.00 par value per share.
Authorized 10,000,000 shares; none issued
Common stock of $.10 par value per share.
Authorized 75,000,000 shares, issued and outstanding
8,809,000 in 2000 and 8,706,000 in 1999	881	871
Additional paid-in capital	35,373	34,503
Accumulated other comprehensive loss -
foreign currency translation adjustment	(1,595)	(1,838)
Retained earnings	76,770	72,279
	---------	---------
Total stockholders' equity	111,429	105,815
	---------	---------
Commitments and contingencies (notes 3, 6, 9, 10, 13 and 15)
	$216,113	189,828
	======	======

See accompanying notes to consolidated financial statements.

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(In thousands)

	Three years ended December 31, 2000
	----------------------------------------------------------------------------------------------------------------
									Accum-
									ulated
							Annual		other				Total
	Common Stock				Additional		compre-		compre-				stock-
	-------------------------				Paid-in		hensive		hensive		Retained		holders'
	Shares		Amount		Capital		income		loss		earnings		equity
	---------		----------		----------		---------		---------		-----------		----------
Balance December 31, 1997	8,626		$863		34,487				(1,393)		61,263		95,220

Net earnings	-		-		-		6,176		-		6,176		6,176
Income tax benefit from exercise of non-
qualified stock options (note 8)	-		-		600		-		-		-		600
Exercise of common stock options	141		14		839		-		-		-		853
Redemption of shares upon exercise of
common stock options	(46)		(5)		(878)		-		-		-		(883)
Foreign currency translation adjustment loss	-		-		-		(870)		(870)		-		(870)
Repurchase and retirement of common stock	(32)		(3)		(433)		-		-		-		(436)
	------	-	----	-	--------	-	-------	-	-------	-	--------	-	--------	-
Comprehensive income for 1998							5,306
							=====
Balance December 31, 1998	8,689		869		34,615				(2,263)		67,439		100,660

Net earnings	-		-		-		4,840		-		4,840		4,840
Income tax benefit from exercise of non-
qualified stock options (note 8)	-		-		108		-		-		-		108
Exercise of common stock options	69		7		443		-		-		-		450
Redemption of shares upon exercise of
common stock options	(7)		(1)		(104)		-		-		-		(105)
Foreign currency translation adjustment gain	-		-		-		425		425		-		425
Repurchase and retirement of common stock	(45)		(4)		(559)		-		-		-		(563)
	------	-	----	-	--------	-	-------	-	-------	-	--------	-	--------	-
Comprehensive income for 1999							5,265
							=====
Balance December 31, 1999	8,706		871		34,503				(1,838)		72,279		105,815
EMS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME, continued
(In thousands)

	Three years ended December 31, 2000
	----------------------------------------------------------------------------------------------------------------
									Accum-
									ulated
							Annual		other				Total
	Common Stock				Additional		compre-		compre-				stock-
	-------------------------				Paid-in		hensive		hensive		Retained		holders'
	Shares		Amount		Capital		income		loss		earnings		equity
	----------		-----------		-----------		---------		----------		-----------		----------

Balance December 31, 1999	8,706		871		34,503				(1,838)		72,279		105,815

Net earnings	-		-		-		4,491		-		4,491		4,491
Income tax benefit from exercise of non-
qualified stock options (note 8)	-		-		446		-		-		-		446
Exercise of common stock options	134		13		981		-		-		-		994
Redemption of shares upon exercise of
common stock options	(31)		(3)		(557)		-		-		-		(560)
Foreign currency translation adjustment gain	-		-		-		243		243		-		243
	------	-	----	-	--------	-	-------	-	-------	-	--------	-	--------	-
Comprehensive income for 2000							4,734
							=====
Balance December 31, 2000	8,809		$881		35,373				(1,595)		76,770		111,429
	====		===		=====				====	=	=====		======

See accompanying notes to consolidated financial statements.

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Years ended December 31
	--------------------------------------------
	2000	1999	1998
	--------	--------	-------
Cash flows from operating activities:
Net earnings	$4,491	4,840	6,176
Adjustments to reconcile net earnings to
net cash from operating activities:
Depreciation and amortization	8,625	7,008	6,734
Goodwill amortization	520	520	714
Deferred income taxes	385	718	403
Changes in operating assets and liabilities:
Trade accounts receivable	(6,722)	(4,810)	1,381
Inventories	(10,084)	(2,468)	(2,497)
Non-trade foreign government receivable	(1,136)	(1,333)	-
Accounts payable	6,535	2,493	(2,621)
Income taxes payable	(213)	(1,880)	(894)
Accrued costs, deferred revenue,
and other current liabilities	2,791	1,450	1,746
Other	(2,001)	(1,025)	(1,097)
	--------	---------	---------
Net cash provided by operating activities	3,191	5,513	10,045
	--------	---------	---------
Cash flows from investing activities:
Purchase of property, plant and equipment	(9,342)	(11,656)	(7,740)
Payments for asset acquisitions	(4,372)	(10,458)	-
Investment in limited partnership	(4,909)	(3,000)	-
	---------	---------	---------
Net cash used in investing activities	(18,623)	(25,114)	(7,740)
	---------	---------	---------
Cash flows from financing activities:
Proceeds from long-term debt	16,067	20,190	698
Repayment of long-term debt	(517)	(266)	(1,032)
Repurchase and retirement of common stock	-	(563)	(436)
Proceeds from exercise of stock options,
net of withholding taxes paid	400	345	(30)
	---------	---------	---------
Net cash provided by (used in)
financing activities	15,950	19,706	(800)
	---------	---------	---------
Net change in cash and cash equivalents	518	105	1,505

Effect of exchange rates on cash	243	343	(1,421)
Cash and cash equivalents at January 1	4,832	4,384	4,300
	---------	---------	---------
Cash and cash equivalents at December 31	$5,593	4,832	4,384
	======	=====	=====
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,824	2,827	1,729

Cash paid for income taxes	755	1,615	3,866

Noncash Investing and Financing:

In January 1999, the Company acquired (through its subsidiary EMS Technologies Canada, Ltd.) the Space Systems and Products Division of Spar Aerospace Limited and Spar Holdings, Inc. (a wholly owned subsidiary of Spar Aerospace Limited) located near Montreal, Quebec. The transaction was accounted for as an asset purchase valued at $17.4 million. The Company made cash payments to the seller of $6.2 million of the purchase price at closing, and installments of $4.2 million in 1999 and $3.5 million in 2000 relating to the deferred portion of the purchase price, with funds provided under the Company's U.S. revolving credit agreement. The remaining $3.5 million of the purchase price was financed by the seller, due, with annual interest of 5.5%, on December 31, 2001. This installment is payable, at the Company's option, either in cash or equivalent value of the Company's common stock.

Following is a summary of the acquisition's financing (in thousands):

Fair value of assets acquired	$26,733
Fair value of liabilities assumed	(9,300)
Less: Cash payments in 1999	(10,458)
Less: Cash payments in 2000	(3,459)
-----------
Seller-financed debt at December 31, 2000	$3,516
=====

See accompanying notes to consolidated financial statements.

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000, 1999 and 1998

  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of EMS Technologies, Inc. and its wholly owned subsidiaries, LXE Inc., EMS Holdings, Inc. and EMS Technologies Canada, Ltd. (collectively, "the Company"). All significant intercompany balances and transactions have been eliminated in consolidation. Certain balance sheet amounts in 1999 were reclassified to conform with classifications adopted in 2000. Following is a summary of the Company's significant accounting policies:

- - Management's Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities in the financial statements and accompanying notes, including revenue recognition under long-term contracts. Actual future results could differ from those estimates.

- - Revenue Recognition

Revenues are derived from sales of the Company's products to end-users and to other manufacturers or systems integrators. Revenues under certain long-term contracts, many of which provide for periodic payments, are recognized under the percentage-of-completion method using the ratio of cost incurred to total estimated cost as the measure of performance. Revenues under cost- reimbursement contracts are recorded as costs are incurred and include an estimate of fees earned. Revenues under all other contracts are recognized when units are delivered or services are performed. Provisions for estimated losses on uncompleted contracts are made in the period in which the probable amounts of such losses are determined. To properly match revenues with costs, certain contracts may have revenue recognized in excess of billings (unbilled revenues), and other contracts may have billings in excess of revenue recognized (deferred revenues). Revenues collected in advance under service contracts are recorded as a liability and recognized over the term of the contract.

- - Cash Equivalents

Cash equivalents as of December 31 included investments of $2,519,000 in 2000 and $2,726,000 in 1999 in money market instruments issued by corporations and the U.S. Government, and interest-bearing deposits with an initial term of less than three months. The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

- - Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market (net realizable value). Work in process consists of raw material and production costs, including indirect manufacturing costs.

- - Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is provided primarily using the straight-line method over the following estimated useful lives of the respective assets:

Buildings 20 to 40 years

Machinery and equipment 3 to 8 years

Furniture and fixtures 10 years

Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the respective leases.

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. If assets are to be disposed of, such assets are reported at the lower of carrying amount or fair value less costs to sell.

- - Capitalized Software Costs

The Company has capitalized certain costs to develop software that will be licensed to customers. The carrying value of each software product is the lower of total costs incurred or the net realizable value of the product. Capitalization of internally developed software begins upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. Capitalized software costs are evaluated for impairment at each balance sheet date by comparing the unamortized capitalized costs with net realizable value (i.e., future gross revenues less estimated future costs of completing and disposing of the product, including maintenance and customer support costs to satisfy the Company's responsibility at the time of sale); any excess of the cost over its net realizable value would be written off. Capitalized software costs are amortized on a product-by-product basis, beginning when the product is ready for sale. Annual amortization is based upon the greater of the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues, or the straight-line method over four years. Unamortized software costs are included in other assets and totaled $724,000 and $1.6 million as of December 31, 2000 and 1999, respectively. Amortization of capitalized software costs was $919,000 in 2000, $890,000 in 1999 and $690,000 in 1998.

- - Income Taxes

The Company provides for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets and liabilities are classified as current or non-current based upon the nature of the underlying temporary differences. The effect on deferred taxes of a change in tax rates is recognized in earnings in the period that includes the enactment date.

- - Earnings Per Share

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

- - Goodwill

Goodwill represents the excess of purchase price over fair value of net assets acquired and is amortized on a straight-line basis over 25 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation.

The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

- - Stock Option Plans

Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by SFAS No. 123.

- - Foreign Currency Translation

Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at current exchange rates. Income and expenses of the foreign subsidiaries are translated into U.S. dollars at the approximate average exchange rates that prevailed during the years presented. The functional currency of all subsidiaries is considered to be the local currency; consequently, adjustments resulting from the translation of the subsidiaries' financial statements (including long-term financing from the parent) are reflected in accumulated other comprehensive income in stockholders' equity and not as a part of the results of operations. The Company accrues foreign currency exchange gains or losses on direct export activity and on the LXE European subsidiaries' short-term intercompany liabilities that arise from the purchase of the parent's products for resale.

- - Comprehensive Income

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

- - Effect of New Accounting Pronouncements

On December 3, 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The Staff's expressed intent in this bulletin was not to change current guidance, but rather to clarify existing guidance summarizing certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition circumstances. SAB No. 101 reiterated four criteria for revenue recognition: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services are rendered, (3) the seller's price to purchase is fixed and determinable, and (4) collectibility is reasonably assured.

The Company implemented SAB No. 101, as required, in the fourth quarter of the fiscal year ended December 31, 2000. The revenue recognition criteria in SAB No. 101 were consistent with the Company's existing revenue recognition policies, and as a result, the implementation of SAB No. 101 did not have a material effect on the Company's financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities, " which is required to be adopted in years beginning after June 15, 2000. SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. SFAS No. 133 also establishes new accounting rules for hedging instruments which, depending on the nature of the hedge, require that changes in the fair value of derivatives either must be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or be recognized in other comprehensive income until the hedged item is recognized in earnings. Any ineffective portion of a derivative's change in fair value must be immediately recognized in earnings.

The Company will adopt the provisions of SFAS No. 133 on January 1, 2001. Based upon the Company's derivative positions at December 31, 2000, the Company expects that upon adoption of SFAS No. 133, the Company will record a $352,000 net loss from the cumulative effect of the accounting change and a reduction of $408,000 to accumulated other comprehensive income.

- - Derivative Financial Instruments

Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks of the anticipated future cash flows. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes. Gains and losses on the forward exchange contracts used to hedge the currency fluctuations on transactions denominated in foreign currencies and the offsetting losses and gains on hedged transactions are recorded in non-operating income in the statement of earnings.

(2) NON-OPERATING INCOME

For the years 2000, 1999 and 1998, the most significant recurring item within non-operating income was net gains and losses from foreign currency transactions and remeasurement. The Company reported consolidated net foreign currency losses of $234,000 in 2000 and $745,000 in 1999 and a net gain of $482,000 in 1998.

Other significant items in non-operating income included $526,000 of interest income from short-term investments during 2000. In 1999, the Company recognized a $1.8 million gain from an insurance settlement to compensate the Company for business interruption caused by a tornado that occurred in 1998. In 1998, the Company recognized a $472,000 tornado-related gain on involuntary conversion of insured assets, a $331,000 gain from collection on a note receivable that had previously been reserved, and a $245,000 gain on disposal of a minority investment.

(3) ACQUISITIONS

In November 2000, the Company acquired (through its subsidiary EMS Technologies Canada, Ltd.) Digital Space Systems, Inc. (DSSI), an Ottawa, Ontario software firm specializing in search-and-rescue applications. The transaction was accounted for as an asset purchase valued at a total of $1,340,000. The cash paid at closing totaled $913,000, with the remaining $427,000 due in cash eighteen months from the date of closing and contingent upon the DSSI principals remaining employed with the Company. Generally accepted accounting principles require that the contingent payment be accounted for as compensation expense and not as part of the asset purchase price.

In January 1999, the Company acquired (through its subsidiary EMS Technologies Canada, Ltd.) the Space Systems and Products Division of Spar Aerospace Limited and Spar Holdings, Inc. (a wholly owned subsidiary of Spar Aerospace Limited) - collectively, the Space Division, located near Montreal, Quebec. The transaction was accounted for as an asset purchase under the purchase method of accounting; accordingly, the Company's 1999 consolidated statement of earnings includes only the results of operations of the former Spar Space Division subsequent to the acquisition date. The asset purchase was valued at $17.4 million, representing the $20.3 million price per the purchase agreement, as adjusted for approximately $400,000 of debt owed by the seller and assumed by the Company, which related to Canadian government support for Space Division research activities, and a $2.5 million adjustment for the amount by which the Space Division's actual working capital at the closing date was less than the working capital that had been projected in the purchase agreement. The Company made cash payments to the seller of $6.2 million of the purchase price at closing, and installments of $4.2 million in 1999 and $3.5 million in 2000 relating to the deferred portion of the purchase price, with funds provided under the Company's U.S. revolving credit agreement. The remaining $3.5 million of the purchase price was financed by the seller, due, with annual interest of 5.5%, on December 31, 2001. This installment is payable, at the Company's option, either in cash or equivalent value of the Company's common stock.

The sole asset of Spar Holdings, Inc. (renamed EMS Holdings, Inc.) was an equity investment of less than 5% in a limited partnership. The general partner of the venture is a large, international aerospace firm. The goal of the investment is to enable the Company to participate in the development and implementation of a satellite network that will provide high-data-rate wireless services. In subsequent negotiations with the general partner concerning the Company's future scope of work, the Company agreed to invest an additional $9 million, comprising a $3 million payment in late 1999, a $3 million payment in May 2000, and an in-kind contribution in the form of $3 million of specific technological development. After making these additional investments, the Company's equity stake in the limited partnership will remain below 5%. The Company does not expect to make any further cash or in-kind investments beyond the most recent agreement. The Company's equity investment is accounted for at historical cost and has a carrying value of $17.9 million at December 31, 2000, which includes an in-kind contribution to-date of $1.9 million.

The following schedule (in thousands, except per share data) presents unaudited pro forma consolidated financial data, as though the acquisition had occurred at the beginning of the period reported on:

	Years ended December 31
	----------------------------------
	1999	1998
	------	------
Pro Forma Consolidated Data:
Revenue	$245,791	222,723
Net income	4,572	7,095
Earnings per share:
Basic	.53	.82
Diluted	.52	.80

(4) TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable at December 31, 2000 and 1999 included the following (in thousands):

	2000	1999
	------	------

Amounts billed under contracts	$49,174	42,769
Unbilled revenues (substantially all to be billed during
the following 12 months)	41,047	36,807
Deferred revenue	(14,778)	(11,479)
Allowance for doubtful accounts	(917)	(293)
	--------	---------
Trade account receivable, net	$74,526	67,804
	=====	=====

(5) INVENTORIES

Inventories at December 31, 2000 and 1999 included the following (in thousands):

	2000	1999
	------	------

Parts and materials	$27,730	21,946
Work in process	6,419	4,251
Finished goods	5,406	2,860
Valuation allowance	(1,372)	(958)
	--------	---------
Inventories, net	$38,183	28,099
	=====	=====

(6) LONG-TERM DEBT

The following is a summary of long-term debt at December 31, 2000 and 1999 (in thousands):

	2000	1999
	------	------
Revolving credit loan with a bank, $10 million secured by U.S.
land and building and the remainder unsecured, maturing in
November 2003, interest payable quarterly at a variable rate
(9.05% at the end of 2000 and 7.65% at the end of 1999)	$30,543	19,751

Revolving credit loan with bank, secured by the assets of
EMS Technologies Canada, Ltd. maturing in February 2001,
interest payable at a variable rate (7.95% at the end of 2000
and 7.0% at the end of 1999)	16,895	11,620

Term loan with an insurance company, secured by a U.S.
building, maturing in January 2014, principal and interest
payable in equal monthly installments with a fixed interest
rate of 7.1%	6,924	7,234

Financing agreement with seller of Canadian operations, due in annual installments through December 2001 and payable, at
the Company's option, with EMS common stock, interest
payable at 5.5%	3,516	6,975

Repayable funding from the Government of Canada to support
research, due in annual installments based on royalties of
.675% of future space-related revenues as of 2000 and .38% to
.675% as of 1999, no interest to accrue	2,928	3,135

Capital lease agreements, secured by computer hardware,
software and peripherals, with various terms through 2002,
due in quarterly installments with an implicit interest
rate of 9.0%	859	1,605
	--------	--------
Total long-term debt	61,665	50,320

Less current installments of long-term debt	22,048	16,613
	--------	--------
Long-term debt, excluding current installments	$39,617	33,707
	=====	=====

During 2000, the Company amended and restated its U.S. revolving credit agreement with a U.S. bank to increase available credit to $40 million. The first $30 million borrowed under this agreement is due November 2003, with no principal payments required until maturity, and borrowings in excess of $30 million are due on demand. The first $10 million of this debt is secured by U.S. land and building with a book value at December 31, 2000 of approximately $6.5 million.

Interest under the U.S. revolving credit agreement is, at the Company's option, a function of either the bank's prime rate or LIBOR. A commitment fee equal to .20% per annum of the daily average unused credit available is payable quarterly in arrears.

The U.S. revolving credit agreement includes a covenant that annually establishes a minimum required consolidated net worth. The minimum consolidated net worth required at December 31, 2000 was approximately $107 million, as compared with the reported consolidated net worth of approximately $113 million. Other covenants limit the amount of debt as compared with total capitalization, or set a minimum ratio by which earnings before interest and income taxes must exceed interest expense. At December 31, 2000 the Company was in compliance with these covenants.

In December 2000, the Company agreed to amend its credit facility with a bank in Canada to fund Canadian operations. As a result, the total Canadian credit facility was increased in January 2001 to $27 million, with $13 million available under a revolving credit agreement payable on demand, $4.7 million under a term installment loan payable in 20 quarterly payments, and the remainder of the facility for letters of credit. The revolving credit agreement is secured by a general pledge of the assets of EMS Technologies Canada, Ltd. The revolving credit agreement and the facility for the letters of credit expire in March 2001, while the term loan expires in 2005.

Interest under the Canadian revolving credit agreement and term loan is a function of the bank's prime rate. A commitment fee equal to .33% per annum of the daily average unused credit available is payable monthly in arrears.

The Canadian revolving credit agreement includes a covenant that annually establishes a minimum required net worth for EMS Technologies Canada, Ltd. The minimum net worth required at December 31, 2000 was approximately $26 million, as compared with the reported net worth of approximately $28 million. Other covenants limit the amount of debt as compared with total capitalization, set a minimum ratio by which earnings before interest and income taxes must exceed interest expense, and set a minimum ratio of current assets as compared with current liabilities. At December 31, 2000, the Company was in compliance with these covenants.

In January 1999, the Company purchased the Space Systems and Products Division of Spar Aerospace Limited for approximately $17.4 million. One-third of the purchase price was financed under the Company's U.S. revolving credit agreement, and the remainder financed by the seller at 5.5% in four installments due over a three-year period. As of December 31, 2000, one installment remained, due on December 31, 2001. This installment is payable, at the Company's option, either in cash or equivalent value of the Company's common stock. This installment is also convertible, at the seller's option, into the Company's common stock at $24 per share. Upon receipt of the seller's notice of conversion, the Company may choose to pay the installment in cash, plus a limited premium based upon the excess of the common stock's market price over the conversion price, as of the date of the notice of conversion.

The combined principal maturities of all long-term debt are $22.0 million in 2001, $1.1 million in 2002, $30.8 million in 2003, $800,000 in 2004, $800,000 in 2005 and $6.2 million thereafter. Included in these totals are principal payments to be made under the Company's capital lease agreements. Following is a summary of annual payment totals under capital lease agreements (in thousands):

2001	$792
2002	99
-----
Total capital lease payments	891
Less: Interest payments	(32)
-----
Capitalized lease obligation	$859
===

At December 31, 2000, the Company had $4.7 million available for borrowing under the U.S. revolving credit agreement. No additional funds were available for borrowing under the Canadian credit until it was amended in January 2001, making an additional $1.6 million available for borrowing.

(7) STOCK PLANS

The Company has granted incentive and non-qualified stock options to key employees and directors under several stock option plans. All outstanding options have been granted at 100% of fair market value on each option's grant date. All outstanding options become exercisable from one to three years after the date of grant and expire from six to ten years after the date of grant. Under all plans at December 31, 2000, options for a total of 687,000 shares of stock were exercisable, and there were 580,000 shares available for future grants.

Following is a summary of activity in all of the Company's stock option plans for the years ended December 31, 2000, 1999 and 1998 (shares in thousands):

		Weighted Average
		Exercise Price
	Shares	Per Share
	----------	-----------------
Options outstanding at December 31, 1997	892	$12.59

Granted	291	20.42
Canceled or expired	(45)	20.12
Exercised	(141)	6.02
	------
Options outstanding at December 31, 1998	997	15.47

Granted	311	13.41
Canceled or expired	(41)	17.63
Exercised	(69)	6.50
	------
Options outstanding at December 31, 1999	1,198	15.38

Granted	729	15.04
Canceled or expired	(104)	18.89
Exercised	(134)	7.45
	------
Options outstanding at December 31, 2000	1,689	$15.64
	====

The weighted average fair value of options granted in 2000, 1999 and 1998 was $8.73, $8.39 and $12.52, respectively. These fair values were based on the Black-Scholes option pricing model and a weighted average risk-free rate of return of 5.1% in 2000, 6.7% in 1999 and 4.8% in 1998, terms from six to ten years, expected volatility of 65% in 2000, 58% in 1999 and 60% in 1998, and no expected dividend yield.

Following is a summary of options outstanding at December 31, 2000 (shares in thousands):
			Outstanding			Exercisable
			----------------------------------			--------------------------------
				Weighted	Weighted Average		Weighted
Range of				Average Price	Remaining Years In		Average Price
Exercise Prices			Shares	Per Share	Contractual Life	Shares	Per Share
-------------------------			-----------	-----------------	------------------------	----------	----------------
$5.25	-	8.50	112	$6.71	4.0	112	$6.71
11.13	-	14.00	589	12.56	4.2	330	11.91
15.13	-	17.89	541	16.18	5.5	2	17.13
18.25	-	18.63	202	18.57	3.9	79	18.48
20.00	-	23.50	140	23.07	3.7	140	23.07
23.75	-	27.63	105	24.09	4.2	24	25.22
			------			-----
$5.25	-	27.63	1,689	$15.64	4.5	687	$14.68
			====			===

In the Company's capital structure, stock options are the only securities that are potentially dilutive in the future to basic earnings per share for the years ended December 31, 2000, 1999 and 1998, summarized as follows (shares in thousands):
	2000	1999	1998
	------	------	------
Dilutive stock options, included in earnings
per share calculations:
Shares	483	144	438
Average price per share	$11.93	7.08	8.33

Anti-dilutive stock options, excluded from
earnings per share calculations:
Shares	1,206	1,054	559
Average price per share	$17.12	16.51	21.06

Following is a reconciliation of the denominator for basic and diluted earnings per share calculations for the years ended December 31, 2000, 1999 and 1998 (shares in thousands):
	2000	1999	1998
	------	------	------
Basic earnings per share denominator	8,766	8,703	8,675
Common equivalent shares from dilutive stock options	146	72	196
	--------	-------	-------
Diluted earnings per share denominator	8,912	8,775	8,871
	=====	====	====

Under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company is permitted to continue accounting for the issuance of stock options in accordance with Accounting Principles Board ("APB") Opinion No. 25, which does not require recognition of compensation expense for option grants unless the exercise price is less than the market price on the date of grant. As a result, the Company has not recognized any compensation cost for stock options. If the Company had recognized compensation cost for the "fair value" of option grants under the provisions of SFAS No. 123, the pro forma financial results for 2000, 1999 and 1998 would have differed from the actual results as follows (net earnings in thousands):

	2000	1999	1998
	------	------	------
Net earnings:
As reported	$4,491	4,840	6,176
Pro forma	1,903	3,088	4,788

Basic net earnings per share:
As reported	.51	.56	.71
Pro forma	.22	.36	.55

Diluted net earnings per share:
As reported	.50	.55	.70
Pro forma	.22	.36	.55

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

The Company adopted a Shareholder Rights Plan effective April 6, 1999, to replace a similar plan adopted in 1989 that expired on April 6, 1999. Under the new plan, the Company declared a dividend distribution of one right for each outstanding share of the Company's common stock to stockholders of record at the close of business on April 16, 1999. Future transfers of common stock certificates will also transfer the associated rights. The rights become exercisable for one share of common stock at a specific purchase price (initially $45) upon the acquisition of at least 20% beneficial ownership in the Company without the consent of a majority of the Company's Board of Directors not having an interest in the acquirer. The rights will become exercisable for shares of common stock having a value equal to two times the purchase price, upon the following events: (i) the acquisition of at least a 20% beneficial ownership in the Company without the consent of a majority of the members of the Company's Board of Directors not having an interest in the acquirer, (ii) the acquisition of 2% of the outstanding common stock without such consent, following acquisition of 20% with consent, or (iii) certain merger, consolidation or asset sale transactions, in each case without the consent of a majority of the members of the Company's Board of Directors not having an interest in the acquirer. If the Company is purchased or merged into another company, the rights may become exercisable for comparable securities of the surviving entity. The rights expire on August 6, 2009. At any time before their expiration, the outstanding rights may be redeemed by vote of the Board of Directors at a price of $.01 per right.

(8) INCOME TAXES

Total income tax expense (benefit) provided for in the Company's consolidated financial statements consists of the following for the years ended December 31, 2000, 1999 and 1998 (in thousands):
	2000	1999	1998
	------	------	------
Consolidated income tax expense	$1,303	1,912	3,927
Income tax benefit resulting from exercise of stock
options credited to stockholders' equity	(446)	(108)	(600)
Income tax benefit resulting from initial recognition
of acquired tax benefits credited to goodwill	-	-	(4,458)
	--------	-------	-------
Total	$857	1,804	(1,131)
	=====	=====	=====

The components of income tax expense (benefit) for the years ended December 31, 2000, 1999 and 1998 were (in thousands):
	2000	1999	1998
	------	------	------
Current:
Federal	$533	(675)	3,239
State	(4)	(21)	606
Foreign	389	2,771	(663)
	--------	-------	------
Total current expense	918	2,075	3,182
	--------	-------	-------
Deferred:
Federal	37	366	496
State	27	34	23
Foreign	321	(563)	226
	--------	-------	-------
Total deferred (benefit) expense	385	(163)	745
	--------	-------	-------
Total income tax expense	$1,303	1,912	3,927
	=====	=====	=====

Income tax expense differed as follows from the amounts computed by applying the U.S. federal income tax rate of 34% to earnings before income taxes for the years December 31, 2000, 1999 and 1998 (in thousands):
	2000	1999	1998
	------	------	------
Computed "expected" income tax expense	$1,970	2,296	3,435
Tax credits from research activities	(215)	(116)	(284)
State income taxes, net of federal income tax benefit	15	7	423
Difference in effective foreign tax rates	(621)	(408)	13
Change in deferred tax asset valuation allowance	-	-	(206)
Amortization of goodwill	177	177	243
Benefit from foreign sales corporation	(216)	(212)	(254)
Other	193	168	557
	-------	-------	-------
Income tax expense	$1,303	1,912	3,927
	=====	====	====

Income tax expense includes benefits recognized from foreign net operating loss carryforwards of $570,000 and $314,000 in 1999 and 1998, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below (in thousands):
	2000	1999
	------	------
Deferred tax assets:
Accounts receivable	$296	108
Inventories	495	376
Accrued compensation costs	564	536
Capital loss carryforward	473	473
Foreign research expense and tax credit carryforward	9,639	7,437
Foreign net operating loss carryforward	1,332	1,653
Foreign note receivable	72	145
Gain on sales to foreign subsidiaries	308	575
Other	372	95
	----------	--------
Total gross deferred tax assets	13,551	11,398
Valuation allowance	(5,434)	(2,999)
	----------	--------
Net deferred tax assets	8,117	8,399
	----------	--------
Deferred tax liabilities:
Property, plant and equipment	3,713	3,738
Net gain from foreign transactions and remeasurement	283	283
Pension asset	1,077	949
	---------	--------
Total gross deferred tax liabilities	5,073	4,970
	---------	--------
Net deferred tax assets	$3,044	3,429
	======	=====

The U.S. operations are consolidated for federal income tax purposes. These U.S. operations had combined earnings before income taxes of $1,874,000 in 2000, a loss before income taxes of $942,000 in 1999, and earnings before income taxes of $10,912,000 in 1998. The combined foreign operations reported earnings before income taxes of $3,920,000 and $7,694,000 in 2000 and 1999, respectively, and a loss before income taxes of $809,000 in 1998. The Company's net deferred tax assets at December 31, 2000 include $1,332,000 related to a cumulative $4,090,000 net operating loss incurred by certain European operations, $710,000 of which may be carried forward through 2004, with the remainder allowed to be carried forward indefinitely. Management believes that the expected performance of these operations and the utilization of tax planning strategies will generate adequate earnings to fully realize the deferred tax asset, net of valuation allowance, relating to foreign net operating losses.

(9) RETIREMENT PLANS

The Company established a qualified defined contribution plan in 1993. All U.S.-based employees that meet a minimum service requirement (approximately 700) are eligible to participate in the plan. Company contributions are allocated to each participant based upon an age-weighted formula that discounts an equivalent benefit at age 65 to each employee's current age. Accumulated contributions are invested at each participant's discretion from among a diverse range of investment options offered by an independent investment firm selected by the Company.

The Company's contribution to this plan is determined each year by the Board of Directors. There is no required minimum annual contribution, but the target contribution has been approximately 5% of base payroll. The Company accrued an expense for the defined contribution plan of $2.1 million for 2000, $1.7 million for 1999 and $2.0 million for 1998.

The Company sponsors qualified retirement savings plans in the U.S. and Canada, in which the Company matches a portion of each eligible employee's contributions. The Company's matching contributions to these plans were $604,000 in 2000, $600,000 in 1999 and $599,000 in 1998.

As part of the Company's 1999 acquisition of the Montreal-based Space Systems and Products Division of Spar Aerospace Limited, the Company assumed the assets and liabilities of four defined benefit pension plans, both contributory and non-contributory, that collectively cover substantially all employees (approximately 600) at these operations. Benefit provisions in three of the plans are subject to collective bargaining. Benefits are based upon an employee's years of service and average compensation. The combined pension benefit under all plans for the years ended December 31, 2000 and 1999 included the following components (in thousands):

	2000	1999
	------	------
Expected return on plan assets	$1,831	1,959
Service cost for benefits earned	(379)	(465)
Interest cost on projected benefit obligation	(1,321)	(1,344)
	--------	--------
Pension benefit	$131	150
	=====	=====

The funding policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws. Changes in the combined projected benefit obligation for the pension plans were as follows for the years ended December 31, 2000 and 1999 (in thousands):

	2000	1999
	------	------
Projected benefit obligation at January 1	$20,021	22,733
Service cost for benefits earned during the period	379	465
Interest cost on benefit obligation	1,321	1,344
Participant contributions	7	30
Actuarial gain	(1,181)	(2,908)
Benefits paid	(1,589)	(1,643)
	--------	--------
Projected benefit obligation at December 31	$18,958	20,021
	=====	=====

Changes in the fair value of assets for pension plans were as follows for the years ended December 31, 2000 and 1999 (in thousands):

	2000	1999
	------	------
Fair value of assets at January 1	$26,182	26,911
Actual return on plan assets	3,584	840
Employer contributions	25	44
Participant contributions	7	30
Benefits paid	(1,589)	(1,643)
	--------	--------
Fair value of assets at December 31	$28,209	26,182
	=====	=====

Plan assets are held in a master trust arrangement managed by an independent advisor. Assets of the plans are invested primarily in publicly traded equity and fixed income securities through a master trust arrangement.

The Company recorded pension assets and liabilities as of December 31, 2000 and 1999 as follows (in thousands):

	2000	1999
	-----------------	---------------
Fair value of plan assets	$28,209	26,182
Projected benefit obligation	(18,958)	(20,021)
Unrecognized actuarial net gain	(4,854)	(1,788)
Purchase price allocation of negative goodwill	(1,289)	(1,289)
	--------	---------
Accrued pension asset	$3,108	3,084
	=====	=====

The actuarial assumptions that were used to determine costs and benefit obligations for pension plans were as follows:

	2000	1999
	-----------	-----------
Discount rate	6.75%	6.0%
Compensation increases	3.5	3.5
Long-term return on assets	7.5	7.5

(10) POST-RETIREMENT BENEFITS OTHER THAN PENSION

The Company sponsors four unfunded plans to provide selected health and dental care and life insurance benefits for employees retired from the Montreal operations and their dependents. Employees of the Company's Montreal operations may become eligible for those benefits if they retire while working for the Company. Benefit provisions in three of the plans are subject to collective bargaining. The estimated cost for these benefits is accrued over periods of employee service on an actuarially determined basis. Combined post-retirement benefit cost of all plans for the years ended December 31, 2000 and 1999 included the following components (in thousands):

	2000	1999
	------	------
Service cost for benefits earned	$67	45
Interest cost on accumulated benefit obligation	204	134
Amortization of experience loss	23	-
	--------	--------
Post-retirement benefit cost	$294	179
	=====	=====

Changes in the combined accumulated benefit obligation for post-retirement benefits were as follows for the years ended December 31, 2000 and 1999 (in thousands):

	2000	1999
	------	------
Accumulated benefit obligation at January 1	$2,991	2,241
Service cost for benefits earned during the period	67	45
Interest cost n accumulated benefit obligation	204	134
Actuarial loss	307	682
Benefits paid	(117)	(111)
	--------	--------
Accumulated benefit obligation at December 31	$3,452	2,991
	=====	=====

The Company recorded a liability for post-retirement benefits at December 31, 2000 and 1999, as follows (in thousands):

	2000	1999
	------	------
Accumulated benefit obligation	$3,452	2,991
Unrecognized actuarial net loss	(1,032)	(682)
	--------	--------
Accrued post-retirement benefit liability	$2,420	2,309
	=====	=====

The actuarial assumptions that were used to determine costs and benefit obligations for post-retirement benefits were as follows:

	2000	1999
	----------	----------
Discount rate	6.75%	7.00%
Healthcare cost trend - current	6.35	6.85
Healthcare cost trend - ultimate	4.45	4.45
Dental care cost trend - ultimate	4.50	4.50

Increasing the assumed healthcare and dental care cost trend rates by one percentage point would increase the aggregate service and interest cost components of net post-retirement benefit expense for 2000 by $26,000 and the accumulated post-retirement benefit obligation at December 31, 2000 by $320,000. A decrease of one percentage point would reduce service and interest costs by $23,000 and decrease the December 31, 2000 obligation by $262,000.

(11) FAIR VALUE OF FINANCIAL INSTRUMENTS

The following summarizes certain information regarding the fair value of the Company's financial instruments at December 31, 2000 and 1999:

Cash and cash equivalents, trade accounts receivable and accounts payable -- The carrying amount approximates fair value because of the short maturity of these instruments.

Long-term debt -- Most of the Company's long-term debt bears interest at variable rates that management believes are commensurate with rates currently available on similar debt. Accordingly, the carrying value of variable-rate long-term debt approximates fair value.

The Company's largest fixed-rate, long-term debt is a mortgage with a 7.1% current rate; the carrying amount at December 31, 2000 was $6.9 million, which approximates fair value, based on current market rates at which the Company could borrow funds with similar remaining maturities.

The Company also has a financing agreement with the seller of the Montreal operations, with an interest rate of 5.5% and a carrying value of $3.5 million. The remaining installment in 2001 is convertible at the seller's option into the Company's common stock at the strike price of $24 per share. Upon receipt of the seller's notice of conversion, the Company may choose to pay an installment in cash, plus a limited premium based upon the excess of the market price over the conversion price. It is impracticable to obtain independent market information concerning the value of this specific conversion/premium feature. However, the Company believes that the estimated fair value of this financing agreement is not materially different from its carrying value, when all the terms (including the conversion/premium feature) are considered.

(12) BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

The Company is organized into two reportable segments: Space and Technology, and Wireless Products. Each segment is separately managed and comprises a range of products and services that share distinct operating characteristics. The Company evaluates each segment primarily upon operating profit.

The Space and Technology segment manufactures custom-designed, highly engineered hardware for use in space and satellite communications, radar, surveillance and military counter-measures. Orders typically involve development and production schedules that can extend a year or more, and most revenues are recognized under percentage-of-completion long-term contract accounting. Hardware is sold to prime contractors or systems integrators rather than end-users.

The Wireless Products segment manufactures standardized antennas, terminals, and other wireless network products for use in logistics, PCS/cellular communications, and aeronautical satellite communications. The manufacturing cycle for each order is generally just a few days, and revenues are recognized upon shipment of hardware. Hardware is marketed to end-users and to third-parties who incorporate their products and services with the Company's hardware for delivery to an end- user.

Accounting policies for segments are the same as those described in the summary of significant accounting policies, except that deferred income tax assets and liabilities are provided for only at the consolidated level.

(In thousands)

	Years ended December 31
	---------------------------------------
	2000	1999	1998
	------	------	------
Net sales:
Space and technology	$118,179	123,194	57,840
Wireless products	159,277	122,559	119,323
Inter-segment activity	(4,313)	(3,339)	-
	----------	---------	---------
Total	$273,143	242,414	177,163
	======	======	======
Operating income (loss):
Space and technology	$(4,902)	2,167	(1,913)
Wireless products	14,847	6,102	12,143
	---------	---------	---------
Total	$9,945	8,269	10,230
	======	======	======
Non-operating income (expense), net:
Space and technology	$2	563	395
Wireless products	(34)	747	934
Corporate	207	-	273
	--------	---------	---------
Total	$175	1,310	1,602
	=====	======	======
Interest expense:
Space and technology	$(2,565)	(1,310)	(967)
Wireless products	(1,392)	(1,132)	(1,366)
Corporate	(369)	(385)	604
	---------	---------	---------
Total	$(4,326)	(2,827)	(1,729)
	======	======	======

	Years ended December 31
	---------------------------------------
	2000	1999	1998
Income tax benefit (expense):	------	------	------
Space and technology	$3,034	139	810
Wireless products	(4,620)	(2,197)	(4,503)
Corporate	283	146	(234)
	---------	---------	---------
Total	$(1,303)	(1,912)	(3,927)
	======	======	======
Net earnings (loss):
Space and technology	$(4,431)	1,559	(1,675)
Wireless products	8,801	3,520	7,208
Corporate	121	(239)	643
	---------	---------	---------
Total	$4,491	4,840	6,176
	======	======	======
Capital expenditures:
Space and technology	$6,037	9,111	5,083
Wireless products	3,305	2,545	2,657
	--------	---------	---------
Total	$9,342	11,656	7,740
	=====	======	======
Depreciation and amortization:
Space and technology	$5,068	2,918	3,006
Wireless products	4,077	4,610	4,442
	--------	---------	---------
Total	$9,145	7,528	7,448
	=====	======	======

	As of December 31
	--------------------------------------
	2000	1999	1998
	------	------	------
Assets:
Space and technology	$116,113	108,613	58,046
Wireless products	91,506	76,964	81,538
Corporate	8,494	4,251	7,802
	----------	----------	----------
Total	$216,113	189,828	147,386
	======	======	======

Following is a summary of enterprise-wide information (in thousands):

	Years ended December 31
	---------------------------------------
	2000	1999	1998
	------	------	------
Revenues from the following products and services:
Space and technology	$118,179	123,194	57,840
Wireless products:
Network products and systems integration	82,862	83,547	85,303
Wireless infrastructure	61,191	25,696	23,219
Aeronautical satellite communications	15,224	13,316	10,801
Inter-segment activity	(4,313)	(3,339)	-
	---------	---------	---------
Total	$273,143	242,414	177,163
	======	======	======
Net sales to customers in the following countries:
United States	$160,958	117,471	127,590
Canada	53,124	60,723	6,550
United Kingdom	10,236	4,766	669
France	9,092	12,028	13,657
Other foreign countries	39,733	47,426	28,697
	---------	---------	---------
Total	$273,143	242,414	177,163
	======	======	======

	As of December 31
	--------------------------------------
	2000	1999	1998
	------	------	------
Long-lived assets located in the following countries:
United States	$63,507	60,400	49,471
Canada	30,242	24,424	3,927
Other foreign countries	1,018	840	708
	---------	---------	---------
Total	$94,767	85,664	54,106
	======	======	======

No customers accounted for more than 10% of consolidated net sales in 2000, 1999 or 1998.

(13) FOREIGN EXCHANGE CONTRACTS

Forward foreign exchange contracts are used to hedge currency fluctuations in future cash flows denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes. Gains and losses on the forward exchange contracts used to hedge the currency fluctuations on transactions denominated in foreign currencies and the offsetting losses and gains on hedged transactions are recorded in non-operating income in the statement of earnings. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions.

The table below summarizes, by major currency, the notional amounts of foreign currency forward contracts in U.S. dollars at December 31, 2000. The "buy" amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the "sell" amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies. All of the Company's foreign currency forward contracts will mature during 2001.

(In thousands)	2000
	---------------------
	Buy	Sell
	--------	--------
U.S. dollar	$ 4,500	6,592
Canadian dollar	13,892	-
Euro	-	9,544
	---------	---------
Total	$ 18,392	16,136
	=====	=====

The fair market value of these foreign exchange contracts was a net liability of $382,000 at December 31, 2000.

(14) WRITEDOWN OF NETSAT 28 ASSETS

In September 1999, the Company negotiated an agreement to acquire control of NetSat 28 Company, L.L.C. (NetSat), which proposes to offer broadband communications services via a high-capacity geostationary Ka-band satellite over the United States. This acquisition was subject to approval by the Federal Communications Commission (FCC) to transfer control of NetSat's license to launch and operate its services. In the first half of 2000, the Company recorded $2.9 million of receivables and inventory related to NetSat's activities. In mid-2000, the FCC unexpectedly revoked NetSat's license, based upon NetSat's failure to begin satellite construction prior to a milestone date of May 1998. The Company was unable to determine, prior to the issuance of its financial statements for the year 2000, the probable outcome and timing of: (i) the FCC's response to NetSat's application to reinstate its license, or (ii) negotiations with potential investors in the NetSat venture. As a result of these uncertainties, the Company wrote down the full $2.9 million value of its NetSat-related receivables and inventories as of December 31, 2000.

(15) COMMITMENTS AND CONTINGENCIES

The Company is committed under several non-cancelable operating leases for office space, computer and office equipment and automobiles. Minimum annual lease payments under such leases are $3,816,000 in 2001, $2,868,000 in 2002, $2,321,000 in 2003, $1,132,000 in 2004, $1,019,000 in 2005 and $1,697,000 thereafter.

The Company also has short-term leases for regional sales offices, equipment and automobiles. Total rent expense under all operating leases was approximately $4,868,000, $5,156,000 and $3,624,000 in 2000, 1999 and 1998, respectively.

The Company's Canadian operations have received cost-sharing assistance from the Government of Canada under several programs that support the development of new commercial technologies and products for space. This funding is repayable in the form of royalties, the level of which will depend upon several factors, including future revenue and profit levels to be derived from the potential new technologies and products. To the extent that the royalties may exceed the repayable amounts already recorded in long-term debt, the Company will incur royalties expense; however, these royalties accrue at rates generally less than one percent of related sales, and royalties will be incurred only if additional revenues and profits are also recognized from new technologies and products. As a result, although the Company cannot accurately estimate the level of future possible royalties, the Company does not believe that such royalties will have a material adverse effect on future results of operations.

(16) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Following is a summary of interim financial information for the years ended December 31, 2000 and 1999 (in thousands, except per share data):
		2000 Quarters ended
	--------------------------------------------------------------------------------
	March 31	June 30	September 29	December 31
	-----------	-----------	-----------	-----------

Net sales	$62,434	76,883	69,866	63,960
Operating income	1,720	3,358	3,812	1,055
Net earnings	784	1,612	1,815	280
Net earnings per share:
Basic	.09	.18	.21	.03
Diluted	.09	.18	.20	.03

		1999 Quarters ended
	--------------------------------------------------------------------------------
	April 2	July 2	October 1	December 31
	-----------	-----------	-----------	-----------

Net sales	$55,193	67,455	54,274	65,492
Operating income (loss)	3,520	3,837	1,611	(699)
Net earnings	1,962	2,090	526	262
Net earnings per share:
Basic	.23	.24	.06	.03
Diluted	.22	.24	.06	.03

Operating income in the fourth quarter of 2000 included a $2.9 million write-down for receivables and inventory related to the operations of NetSat28 Company, L.L.C.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders

EMS Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of EMS Technologies, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of EMS Technologies Canada, Ltd., a wholly-owned subsidiary, which statements reflect total assets constituting 36% and 35% and total revenues constituting 31% and 42% in 2000 and 1999, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for EMS Technologies Canada, Ltd., is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMS Technologies, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Atlanta, Georgia

February 8, 2001

Selected Financial Data

(In thousands, except earnings per share)

		Years ended December 31
	----------------------------------------------------------------------------
	2000	1999	1998	1997	1996
	------	------	------	------	------
Net sales	$273,143	242,414	177,163	171,230	149,758
Cost of sales	181,937	167,118	115,127	111,925	97,258
Selling, general and
administrative expenses	50,635	45,211	38,666	35,758	31,070
Research and development expenses	27,735	21,816	13,140	9,134	12,121
Writedown of NetSat 28 assets	2,891	-	-	-	-
Loss on investment in software	-	-	-	-	1,645
	---------	----------	----------	----------	----------
Operating income	9,945	8,269	10,230	14,413	7,664

Non-operating (expense) income, net	175	1,310	1,602	(249)	(304)
Interest expense	(4,326)	(2,827)	(1,729)	(1,849)	(1,113)
	---------	----------	----------	----------	----------
Earnings before income
taxes and minority interest	5,794	6,752	10,103	12,315	6,247
Income tax expense	(1,303)	(1,912)	(3,927)	(4,924)	(1,484)
Minority interest in LXE net loss	-	-	-	-	264
	---------	----------	----------	----------	----------
Net earnings	$4,491	4,840	6,176	7,391	5,027
	======	======	======	======	======
Net earnings per share:
Basic	$.51	.56	.71	.87	.68
Diluted	.50	.55	.70	.84	.66

Weighted average number of shares:
Common	8,766	8,703	8,675	8,544	7,403
Common and dilutive
common equivalent	8,912	8,775	8,871	8,820	7,631

		As of December 31
	----------------------------------------------------------------------------
	2000	1999	1998	1997	1996
	------	------	------	------	------
Working capital	$54,590	51,449	62,533	56,830	45,352
Total assets	216,113	189,828	147,386	143,654	127,077
Long-term debt (excluding
current installments)	39,617	33,707	19,150	17,160	12,230
Stockholders' equity	111,429	105,815	100,660	95,220	87,250

No cash dividends have been declared or paid during any of the periods presented.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations -

Consolidated net sales increased to $273 million in 2000 from $242 million in 1999 and $177 million in 1998. The growth in 2000 resulted from higher sales in the Wireless Products segment, and the growth in 1999 related to higher Space and Technology segment revenues following the acquisition in January 1999 of the Space Systems and Products Division of Spar Aerospace Limited located near Montreal, Quebec. Most revenues were derived from commercial and international markets (90 % in 2000, 86% in 1999 and 79% in 1998), as compared with sales for U.S. government end-use. More revenues were derived from sales to systems integrators, third-party manufacturers and distributors than from sales directly to end-user customers.

Management places strong emphasis on analyzing its business by its two major segments. Revenues from the Wireless Products segment increased to $159 million in 2000 from $123 million in 1999 and $119 million in 1998. This growth related to the expansion of wireless (PCS/Cellular) telecommunications infrastructure, particularly in North America, and increasing sales into this market of the Company's base station antennas. Revenues from the Space and Technology segment decreased slightly to $118 million in 2000 from $123 million in 1999, as a result of slower production to accommodate customers' schedule changes. The 1999 revenues for this segment increased to $123 million from $58 million in 1998 after the Company acquired its Montreal operations during 1999.

Cost of sales, as a percentage of consolidated net sales, was 67% in 2000, 69% in 1999 and 65% in 1998. The 2000 decrease in the cost-of-sales percentage related to strong growth in the Wireless Product segment, which has a significantly lower cost-of-sales percentage than the Space and Technology segment. In 1999, the increase in the cost-of-sales percentage related to the acquisition of the Montreal space operations.

Selling, general and administrative expenses (SG&A) were 19% of consolidated net sales in 2000, compared with 19% in 1999 and 22% in 1998. The lower SG&A percentage in 1999 was the result of growth in the Space and Technology segment, which generally has a lower SG&A percentage than other parts of the Company.

Research and development expenses represent the cost of the Company's internally funded efforts. Significant research and development efforts also occur under specific customer orders in the Space and Technology segment and, accordingly, are reflected in cost of sales. Internally funded research and development expenses were 10% of consolidated net sales in 2000, compared with 9% in 1999 and 7% in 1998. The increases over this three-year period related to new wireless applications being developed for space, satellite communications and private local area networks.

In September 1999, the Company negotiated an agreement to acquire control of NetSat28 Company, L.L.C. (NetSat), which proposes to offer broadband communications services via a high-capacity geostationary Ka-band satellite over the United States. This acquisition was subject to approval by the Federal Communications Commission (FCC) to transfer control of NetSat's license to launch and operate its services. In the first half of 2000, the Company recorded $2.9 million of receivables and inventory related to NetSat's activities. In mid-2000, the FCC unexpectedly revoked NetSat's license, based upon NetSat's failure to begin satellite construction prior to a milestone date of May 1998. The Company was unable to determine, prior to the issuance of its financial statements for the year 2000, the probable outcome and timing of: (i) the FCC's response to NetSat's application to reinstate its license, or (ii) negotiations with potential investors in the NetSat venture. As a result of these uncertainties, the Company wrote down the full $2.9 million value of its NetSat-related receivables and inventories as of December 31, 2000.

The most significant recurring item within non-operating income was net gains or losses resulting from foreign currency transactions and from translation of the European subsidiaries' short-term intercompany liabilities that arise from the purchase of the parent's products for resale in Europe. The Company recognized a foreign currency loss of $234,000 in 2000, a loss of $745,000 in 1999 and a gain of $482,000 in 1998. At the end of 2000, the consolidated foreign currency translation adjustment (representing all of the accumulated other comprehensive loss) was a $1.6 million loss.

In addition to the foreign currency loss in 2000, the Company recorded interest income of $526,000 that resulted from balances in interest bearing accounts. The remaining non-operating income in 1999 included a $1.8 million gain from an insurance settlement to compensate the Company for its tornado-caused business interruption in 1998. Non-operating income in 1998 included a $472,000 tornado-related gain on involuntary conversion of insured assets, a $331,000 gain from collection on a note receivable that had previously been reserved, and a $245,000 gain on disposal of a minority investment.

Interest expense increased to $4.3 million in 2000 compared with $2.8 million in 1999 and $1.7 million in 1998 reflecting increased levels of debt and higher interest rates.

The effective income tax rate was 22% for 2000, compared with 28% in 1999 and 39% in 1998. These decreases related to a comparatively higher proportion of pre-tax profits being derived from the Company's Canadian operations, which benefit from research-related income tax incentives. The Company expects that the effective income tax rate in 2001 will be approximately 28%, based upon the management's expectation that 2001 pre-tax profits derived in the U.S. will be higher as a proportion of consolidated pre-tax profits than in 2000.

Liquidity and Capital Resources -

Cash provided by operating activities was $3.2 million in 2000 compared to $5.5 million in 1999 and $10 million in 1998. The decrease in operating cash flow for 2000 is due to higher receivables and inventory as of the end of 2000. The Company purchased $9.3 million in fixed assets during 2000, invested an additional $4.9 million in a limited partnership, and borrowed $16.1 million under its credit facilities.

The borrowings under long-term debt in 2000 and 1999 were mainly to purchase fixed assets and make long-term investments. The long-term debt specifically increased in 1999 from 1998 due to financing of the assets purchased in Montreal. One-third of the purchase price was financed at closing through the Company's U.S. revolving credit agreement. The remainder of the purchase price was financed by the seller in four equal installments, with the second installment being adjusted for actual versus projected working capital determined as of the closing date. In 1999 and 2000, the Company paid the first three installments in cash, with funds drawn from the Company's U.S. revolving credit agreement. The remaining installment is due, with annual interest of 5.5%, on December 31, 2001. This installment is payable, at the Company's option, either in cash or equivalent value of the Company's common stock.

During 2000, the Company amended its existing U.S. revolving credit agreement to increase the available credit to a total of $40 million. The first $30 million borrowed under this agreement is due November 2003, with no principal payments required until maturity, and borrowings in excess of $30 million are due on demand.

The Company's recent growth has utilized a significant portion of its credit facilities, and significant additional sources of liquidity will be needed over the next few years if the Company and its markets continue to grow. At December 31, 2000 the Company has $4.7 million available for borrowing under the U.S. revolving credit agreement. No additional funds were available for borrowing under the Company's Canadian credit facility until it was amended in January 2001, making an additional $1.6 million available for borrowing. The Company was pursuing several alternatives at the end of 2000 to gain access to additional credit. In January 2001, the Company negotiated a $2.4 million sale-and-leaseback of certain asset purchases, and it secured a $6 million credit line for future leasing of certain assets. The Company also believes that it could obtain additional funds in a relatively short time by securing a mortgage on certain U.S. property. In addition, the Company is considering such longer-term financing measures as a placement of common stock or convertible securities.

Risk Factors and Forward-Looking Statements -

Forward looking statements with respect to cash flows and tax rates are included in management's discussion and analysis of financial condition and results of operations. Actual results could differ materially from those suggested in any forward-looking statements as a result of a variety of factors. Such factors include, but are not limited to:

  successful completion of technological development programs by the Company and the effects of technology that may be developed by competitors;

  successful transition of products from development stages to an efficient manufacturing environment;

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

  the outcome of efforts to participate with potential strategic partners in offering Ka-band high-speed data communications; and

  the availability of sufficient additional credit or other financing , on acceptable terms, to support the Company's expected growth.

Effect of New Accounting Pronouncements -

On December 3, 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The Staff's expressed intent in this bulletin was not to change current guidance, but rather to clarify existing guidance summarizing certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition circumstances. SAB No. 101 reiterated four criteria for revenue recognition: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services are rendered, (3) the seller's price to purchase is fixed and determinable, and (4) collectibility is reasonably assured.

The Company implemented SAB No. 101, as required, in the fourth quarter of the fiscal year ended December 31, 2000. The revenue recognition criteria in SAB No. 101 were consistent with the Company's existing revenue recognition policies, and as a result, the implementation of SAB No. 101 did not have a material effect on the Company's financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities, " which is required to be adopted in years beginning after June 15, 2000. SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. SFAS No. 133 also establishes new accounting rules for hedging instruments which, depending on the nature of the hedge, require that changes in the fair value of derivatives either must be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or be recognized in other comprehensive income until the hedged item is recognized in earnings. Any ineffective portion of a derivative's change in fair value must be immediately recognized in earnings.

The Company will adopt the provisions of SFAS No. 133 on January 1, 2001. Based upon the Company's derivative positions at December 31, 2000, the Company expects that upon adoption of SFAS No. 133, the Company will record a $352,000 loss from the cumulative effect of the accounting change and a reduction of $408,000 in accumulated other comprehensive income.

Exhibit 23.1

The Board of Directors

EMS Technologies, Inc.

We consent to incorporation by reference in the registration statements on Forms S-8 (Nos. 2-76455, 2-78442, 2-94049, 33-31216, 33-41042, 33-50528, 333-20843, 333-32425, 333-35842 and 333-86973) and S-3 (No. 333-76797) of EMS Technologies, Inc. of our reports dated February 8, 2001, relating to the consolidated balance sheets of EMS Technologies, Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2000, and the related schedule, which reports appear or are incorporated by reference in the December 31, 2000 annual report on Form 10-K of EMS Technologies, Inc.

In our reports specified above, we state that we did not audit the financial statements of EMS Technologies Canada, Ltd., a wholly-owned subsidiary, which statements were audited by other auditors whose report has been furnished to us. Our opinion, insofar as it relates to EMS Technologies Canada, Ltd., is based solely on the report of the other auditors.

KPMG LLP

Atlanta, Georgia

April 16, 2001

xhibit 23.2

Consent of Independent Chartered Accountants

To the Stockholder of

EMS Technologies Canada, Ltd.

We consent to the incorporation in this Annual Report (Form 10-K) of EMS Technologies, Inc. for its fiscal year ended December 31, 2000, of our report dated January 30, 2001 with respect to the consolidated balance sheet of EMS Technologies Canada, Ltd. as at December 31, 2000 and the consolidated statements of operations, stockholder's equity and cash flows for the year then ended.

We also consent to incorporation by reference in the registration statements on Form S-8 (Nos. 2-76455, 2-78442, 2-94049, 33-31216, 33-41042, 33-50528, 333-20843, 333-32425, 333-35842 and 333-86973) of EMS Technologies, Inc of our report dated January 30, 2001 with respect to the consolidated balance sheet of EMS Technologies Canada, Ltd. as at December 31, 2000, the consolidated statements of operations, stockholder's equity and cash flows for the each of the years in the three-year period ended December 31, 2000.

Ernst & Young LLP

Chartered Accountants

Ottawa, Canada

April 16, 2001

Exhibit 99.1

INDEPENDENT

AUDITORS' REPORT

To the Directors of

EMS Technologies Canada, Ltd.

We have audited the consolidated balance sheets of EMS Technologies Canada, Ltd. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholder's equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMS Technologies Canada, Ltd. as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Ernst & Young LLP

Chartered Accountants

Ottawa, Canada,

January 30, 2001