Form 10-Q
period 2001-03-31
EMS TECHNOLOGIES INC
filed 2001-05-15
CIK 32198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Yes	X	No

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on March 31, 2001:

Class	Number of Shares
Common Stock, $.10 par Value	8,816,936

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

EMS Technologies, Inc.

Consolidated Statements of Earnings (Unaudited)

(In thousands, except net earnings per share data)

	Quarter Ended
	Mar 31	Mar 31
	2001	2000
Net sales	$67,164	62,434
Cost of sales	44,247	41,121
Selling, general and administrative expenses	12,731	11,607
Research and development expenses	6,466	7,986
Operating income	3,720	1,720
Non-operating income (expense), net	(46)	47
Foreign exchange gain (loss)	223	135
Interest expense	(1,261)	(898)
Earnings before income taxes	2,636	1,004
Income tax expense	(479)	(220)
Earnings before accounting change
	2,157	784
Cumulative effect of change in accounting principle	(351)	--
Net earnings	$1,806	784
	=====	=====

Net earnings per share:	2001		2000
	Basic	Diluted	Basic	Diluted
Net earnings before accounting change	$.24	.24	.09	.09
Cumulative effect of change in accounting principle	(.04
)
		(.04)	--	--
Net earnings	.20	.20	.09	.09

Weighted average number of shares:
	8,813	8,919	8,729	8,932

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc

Consolidated Balance Sheets (Unaudited)

(In thousands)

		Mar 31	Mar 31
		2001	2000
ASSETS
Current assets:	$
Cash and cash equivalents		7,499	5,593
Trade accounts receivable		73,320	74,526
Inventories		40,382	38,183
Deferred income taxes		1,355	1,355
Total current assets		122,556	119,657

Property
Land		3,453	3,572
Building and leasehold improvements		20,968	21,210
Machinery and equipment		68,974	67,844
Furniture and fixtures		5,818	5,648
Total property, plant and equipment		99,213	98,274
Less accumulated depreciation and amortization		50,386	48,672
Net property, plant and equipment		48,827	49,602

Investment in limited partnership		17,909	17,909
Deferred income taxes		1,689	1,689
Accrued pension asset		3,108	3,108
Other assets		15,432	13,646
Goodwill		10,372	10,502
		$219,893	216,113
		======	======

See accompanying notes to interim consolidated financial statements

EMS Technologies, Inc

Consolidated Balance Sheets (Unaudited), continued

(In thousands, except share data)

	Mar 31	Dec 31
	2001	2000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$21,066	22,048
Accounts payable	27,650	27,655
Accrued compensation	5,291	5,414
Accrued retirement costs	1,353	1,160
Accrued post-retirement benefit	2,375	2,420
Deferred revenue	5,210	4,153
Other liabilities	1,965	2,217
Total current liabilities	64,910	65,067
Long-term debt, excluding current installments	43,686	39,617
Total liabilities	108,596	104,684

Stockholders' equity:
Preferred stock of $1.00 par value per share
Authorized 10,000,000 shares; none issued	--	--
Commons stock of $.10 par value per share.
Authorized 75,000,000 shares;
issued and outstanding 8,817,000 in 2001
and 8,809,000 in 2000	882	881
Additional paid-in capital	35,383	35,373
Accumulated other comprehensive income -
foreign currency translation adjustment	(3,544)	(1,595)
Retained earnings	78,576	76,770
Total stockholders' equity	111,297	111,429
	$219,893	216,113
	======	======

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc

Consolidated Statements of Cash Flows (Unaudited),

(In thousands)

	Quarater Ended
	Mar 31	Mar 31
	2001	2000
Cash flows from operating activities
Net earnings	$1,806	784
Adjustments to reconcile net earnings to net cash provided
by operating activites:
Depreciation and amortization	2,214	2,138
Goodwill amortization	130	130
Changes in operatin assets and liabilities:
Trade accounts receivable	(1,273
)
		(4,198)
Inventories	(2,791
)
		(469)
Accounts payable	58	(728)
Income taxes payable	(869
)
		218
Accrued costs, deferred revenue and other current	1,508	428
Other	(1,130
)
		(518)
Net cash used in operating activities	(347
)
		(2,218
)

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,236
)
		(1,735)

Cash flows from financing activities:
Borrowing of long-term debt	4,098	3,825
Proceeds from exercise of stock options, net of withholding	11	--
Net cash provided by financing activities	4,109	3,825

Net change in cash and cash equivalents	1,526	(128)
Effect of exchange rates on cash	380	(36)
Cash and cash equivalents at beginning of period	5,593	4,832
Cash and cash equivalents at end of period	$7,499	4,668
	=====	=====
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,261	679
Cash paid for income taxes	5	216

EMS Technologies, Inc.

Notes to Interim Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The interim consolidated financial statements include the accounts of EMS Technologies, Inc. and its wholly-owned subsidiaries LXE Inc. and EMS Technologies Canada, Ltd. (collectively, "the Company"). In the opinion of management, the interim consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2. Derivative Financial Instruments

The Company uses derivative financial instruments (forward exchange contracts) to hedge currency fluctuations in future cash flows denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into derivitive financial instruments for trading or speculative purposes.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in the fiscal years beginning after June 15, 2000. SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. SFAS No. 133 also establishes new accounting rules for hedging instruments which, depending on the nature of the hedge, require that changes in the fair value of derivatives must either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings, or be recognized in other comprehensive income (a component of stockholders' equity) until the hedged item is recognized in earnings. Any ineffective portion of a derivative's change in fair value must be immediately recognized in earnings.

The accounting treatment for a derivative instrument depends upon whether it qualifies under SFAS No. 133 as a hedging instrument, and whether the Company has designated, in advance, the derivative instrument as one of the following hedge types, based upon the particular exposure being hedged:

(i) a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability that is attributable to a particular risk);

(ii) a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk); or

(iii) a hedge of a net investment in a foreign operation

Under its hedging policies and procedures, the Company has designated all of its qualified derivatives as cash flow hedges. SFAS No. 133 requires that a change in the value of the highly effective portion of a foreign currency cash flow hedge (ie, hedging at least 80% of a particular risk) should be reported in the other comprehensive income component of stockholders' equity; this change is subsequently reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining portion of the cash flow hedge is considered to be not highly effective (ie, "ineffective"), and the change in the value of this portion of the hedge is recognized in current earnings.

For derivative instruments that do not qualify under SFAS No. 133 as hedge instruments, any change in the value of such derivative instruments are recognized in current earnings during the period of change. Certain of the Company's routine long-term contracts to deliver space and technology products are considered to be derivative instruments under SFAS No. 133, because these contracts create long-term obligations for non-U.S. customers to pay the Company's Canadian subsidiary in U.S. dollars; these "embedded" derivatives do not qualify as hedge instruments.

On January 1, 2001, the Company adopted the provisions of SFAS No. 133 and made related changes in its accounting policies. The Company recognized a resulting net liability for all derivatives totaling $1,135,000, of which, $351,000 was charged to the income statement as a transition adjustment for the cumulative effect of the change in accounting principle. The remaining net liability for all derivatives was charged to the unbilled revenue component of accounts receivable for $375,000 and to the other comprehensive income component of stockholders' equity for $409,000.

At March 31, 2001, the Company's net liability for all derivatives was $681,000. The total $455,000 decrease during the first quarter was reported in the Company's financial statements as follows:

Net liability for derivatives, January 1, 2001	$(1,136,000)
Sales:
Gain in value of embedded derivatives	728,000
Foreign exchange gain/(loss) on derivative instruments:
Gain in value of ineffective portion of derivative instruments that qualify as hedging instruments	3,000
Loss in value on derivative instruments that do not qualify as hedging instruments	(318,000)
Net income statement gain from changes in value of derivative instruments	413,000
Other comprehensive income:
Gain in value of highly effective hedge instruments	42,000
Net liability for derivatives, March 31, 2001	$(681,000)
======

In the first quarter, the Company also recorded a $514,000 foreign exchange gain related to unbilled receivables recognized under percentage-completion accounting for certain long-term U.S. dollar contracts held by the Company's Canadian subsidiary. This adjustment resulted from the strengthening of the U.S. dollar exchange rate against the Canadian dollar.

The Company recognized no gains or losses during the quarter for cash flow hedges that have been discontinued, because the forecasted transactions did not occur. All of the hedge contracts currently in place will expire by the end of the year. As of March 31, 2001, the Company's cash flow hedges had resulted in cumulative charges of $367,000 to other comprehensive loss; these charges will be reclassified to the income statement over the next 12 months when the related hedged transactions affect the income statement.

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

The Company has granted stock options that are potentially dilutive to basic earnings per share, summarized as follows (shares in thousands):

	Mar 31	Mar 31
	2001	2000
Dilutive stock options, included in earnings

per share calculations:
Shares	909	1,125
Average price per share	$12.53	13.31

Anti-dilutive stock options, excluded from
per share calculations:
Shares	748	263
Average price per share	$19.55	23.73

The Company's earnings per share in any particular period could be diluted by the effect of the convertible debt issued in the 1999 acquisition of the Montreal Space & Technology Division, calculated as if the debt were converted on the first day of the period, with net income adjusted for interest expense (net of taxes) that would have been avoided if such conversion had occurred.

For each earnings per share calculation reported for the first quarter of 2001 and 2000 (ie, earnings per share before accounting change, loss per share from cumulative effect of change in accounting principle, and net earnings per share), the numerators were the same as reported in the income statement. Following is a reconciliation of the denominator for basic and diluted earnings per share calculations for the first quarter (in thousands, except earnings per share data):

	Quarters Ended
	Mar 31	Mar 31
	2001	2000
Basic-weighted average common shares outstanding	8,813	8,729
Common equivalent shares
from stock options
	106	203
Diluted-weighted average common and common equivalent shares outstanding
	8,919	8,932
	====	====

4. Comprehensive Income

Beginning in fiscal 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components. Under SFAS 130, all items that are recognized under accounting standards as components of comprehensive income must be reported in the financial statements. The only elements of comprehensive income that is applicable to the Company is the change in the foreign currency translation adjustment and fair value of derivitives that qualify as hedging instruments.

Following is a summary of comprehensive income (in thousands):

	Quarter Ended
	Mar 31	Mar 31
	2001	2000
Net income	$1,806	784
Other comprehensive income (expense) -
foreign currency translation adjustment	(1,949)	(36)
Comprehensive income (loss)	$(143)	748
	=====	=====

5. Interim Segment Disclosures

The Company is organized into two reportable segments: space & technology, and wireless products. Each segment is separately managed and comprises a range of products and services that share distinct operating characteristics. The Company evaluates each segment primarily upon operating profit.

Following is a summary of the Company's interim segment data (in thousands):

	Quarter Ended
	Mar 31	Mar 31
	2001	2000
Revenues:
Space & technology	$29,669	29,365
Wireless products	37,495	33,069
Total	$67,164	62,434
	=====	=====
Operating income:
Space & technology	$848	277
Wireless products	2,872	1,443
Total	$3,720	1,720
	=====	=====
Net earnings (loss):
Space & technology	$684	216
Wireless products	2,082	735
Corporate	(960)	(167)
Total	$1,806	784
	=====	=====
Assets:
Space & technology	$115,559	103,129
Wireless products	94,967	83,377
Corporate	9,367	7,983
Total	$219,893	194,489
	=====	======

Supplemental Information-Revenue by Product Line:
Space & technology	$29,669	29,365
Wireless products:
Network products & systems integration	20,952	18,197
PCS/cellular antennas	11,623	11,626
SATCOM	4,920	3,246
Total wireless products	37,495	33,069
Total consolidated revenue	$67,164	62,434
	=====	=====

.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Consolidated net sales increased to $67 million in the first quarter of 2001 compared with $62 million in the same period of 2000 due to growth in the wireless products segment. The growth in this segment resulted from greater sales in the logistics product line, which benefited from the release of a new generation of products in mid-2000. Sales also increased for SATCOM products targeted at the corporate aircraft market. Also included in the net sales for the first quarter of 2001 were $728,000 of favorable adjustments relating to changes in the value of embedded derivative instruments associated with the Company's long term sales contracts. These adjustments were required by the implementation at January 1, 2001 of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Adjustments related to SFAS No. 133 will vary in the future, depending on changes in the exchange rates for the U.S. dollar relative to the Euro dollar and the Canadian dollar. Generally, a stronger U.S. dollar will result in favorable adjustments for SFAS No. 133.

Cost of sales, as a percentage of consolidated net sales, was 66% for the first quarters of both 2001 and 2000. These comparable cost of sales percentages reflect that the overall product mix did not change significantly in the first quarter of 2001 as compared with the first quarter of 2000.

Selling, general and administrative expenses (SG&A) remained at 19% of sales for both the 2001 and 2000 first quarter periods. The growth in total SG&A expenditures related mainly to increased marketing efforts and the administrative expenses associated with opening a new PCS/cellular antenna production facility in Brazil.

Research and development (R&D) expenses represent the cost of the Company's internally funded efforts. Significant R&D efforts also occur under specific customer orders in the space & technology segment and, accordingly, are reflected in cost of sales. Total R&D expenses decreased $1.5 million from the first quarter of 2000 to the first quarter of 2001. This reduction is due mainly to the transfer of resources in the space & technology segment from self-funded development into customer-funded development.

The net foreign exchange gain in the first quarter of 2001 was $223,000, compared with $135,000 in the first quarter of 2000. This increase was due to gains associated with the strengthening of the U.S. dollar exchange rate with the Canadian dollar during the first quarter of 2001.

Interest expense increased $400,000 during the first quarter of 2001 to $1.3 million from $900,000 during the first quarter of 2000. This increase is due to higher interest rates and a larger debt balance than in the first quarter of 2000.

The effective income tax rate for 2001 was 18%, compared with 22% for the first quarter 2000. This decrease mainly resulted from the adoption of SFAS No. 133 and related changes to the Company's accounting policies. Based upon the substantial tax benefit carryforwards that the Company has available to apply against future taxable income in Canada, the Company did not provide income tax expense on the net gains associated with derivative instruments and related accounting policy changes related to the Company's Canadian operations. Excluding the effect of adopting SFAS No. 133, the Company's effective tax rate for the first quarter of 2001 would have been approximately 28%, which was comparable with the effective rate for the fiscal year 2000.

Change In Accounting Principle

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in the years beginning after June 15, 2000. SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. SFAS No. 133 also establishes new accounting rules for hedging instruments which, depending on the nature of the hedge, require that changes in the fair value of derivatives must either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings, or be recognized in other comprehensive income (a component of stockholders' equity) until the hedged item is recognized in earnings. Any ineffective portion of a derivative's change in fair value must be immediately recognized in earnings.

The accounting treatment for a derivative instrument depends upon whether it qualifies under SFAS No. 133 as a hedging instrument, and whether the Company has designated, in advance, the derivative instrument as one of the following hedge types, based upon the particular exposure being hedged:

(i) a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability that is attributable to a particular risk);

(ii) a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk); or

(iii) a hedge of a net investment in a foreign operation

Under its hedging policies and procedures, the Company has designated all of its qualified derivatives as cash flow hedges. SFAS No. 133 requires that a change in the value of the highly effective portion of a foreign currency cash flow hedge (ie, hedging at least 80% of a particular risk) should be reported in the other comprehensive income component of stockholders' equity; this change is subsequently reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining portion of the cash flow hedge is determined to be not highly effective (ie, "ineffective"), and the change in the value of this portion of the hedge is recognized in current earnings.

For derivative instruments that do not qualify under SFAS No. 133 as hedge instruments, any change in the value of derivative instruments are recognized in current earnings during the period of change. Certain of the Company's routine long-term contracts to deliver space and technology products are considered to be derivative instruments under SFAS No. 133, because these contracts create long-term obligations for non-U.S. customers to pay the Company's Canadian subsidiary in U.S. dollars; these "embedded" derivatives do not qualify as hedge instruments.

On January 1, 2001, the Company adopted the provisions of SFAS No. 133 and made related changes in its accounting policies. The Company recognized a resulting net liability for all derivatives totaling $1,136,000, of which, $352,000 ($351,000 after income taxes) was charged to the income statement as a transition adjustment for change in accounting principle. The remaining net liability for all derivatives was charged to the unbilled revenue component of accounts receivable for $375,000 and to the other comprehensive income component of stockholders' equity for $409,000.

At March 31, 2001, the Company's net liability for all derivatives decreased $455,000, to $681,000. The net effect of this change on the first quarter 2001 income statement was a benefit of $413,000, with the remaining $42,000 of the change reported in the other comprehensive income section of stockholders' equity. In the first quarter of 2001, the Company also recorded a $514,000 foreign exchange gain related to unbilled receivables recognized under percentage-completion accounting for certain long-term U.S. dollar contracts held by the Company's Canadian subsidiary. This adjustment resulted from the strengthening of the U.S. dollar exchange rate against the Canadian dollar.

The adoption of SFAS No. 133 and related changes in accounting policies had a combined effect (including transition adjustment) of increasing first quarter 2001 net earnings by $575,000, or $.06 per share.

Liquidity and Capital Resources

Cash used in operating activities during the first quarter of 2001 was $347,000, compared with $2.2 million for the first quarter of 2000. This lower use of cash was mainly due to higher income and an overall reduction in receivables.

The Company's recent growth has utilized a significant portion of its current credit facilities, and significant additional sources of liquidity will be needed over the next few years if the Company and its markets continue to grow. The Company has been pursuing several alternatives to gain access to additional credit. During April 2001, the Company entered into a master lease financing agreement that allows the Company to purchase up to $8.5 million of capital equipment through February of 2002 on lease schedules ranging from three to five years.

Risk Factors and Forward-Looking Statements

Forward looking statements with respect to cash flows and tax rates are included in management's discussion and analysis of financial condition and results of operations. Actual results could differ materially from those suggested in any forward-looking statements as a result of a variety of factors. Such factors include, but are not limited to:

- the effects of general economic conditions on capital spending in the Company's principal markets;

- successful completion of technological development programs by the Company and the effects of technology that may be developed by competitors;

- successful transition of products from development stages to an efficient manufacturing environment;

- customer response to new products and services, and general conditions in our target markets (such as logistics, PCS/cellular telephony and space-based communications);

- the availability of financing for satellite data communications systems and for expansion of terrestrial PCS/cellular phone systems;

- the extent to which competing terrestrial systems succeed in providing extensive broadband Internet access on a dependable and economical basis;

  the growth rate of demand for various mobile and high-speed data communications services;

  the Company's ability to achieve expected levels of research efforts that qualify for tax incentives and apportionment of pre-tax income among various tax jurisdictions;

- the outcome of efforts to participate with potential strategic partners in offering Ka-band high-speed data communications service via geostationary satellite;

- development of successful working relationships with local business people and government officials in connection with the distribution and manufacture of products in foreign countries;

- the Company's ability to attract and retain qualified personnel, particularly those with key technical skills; and

- the availability of sufficient additional credit or other financing, on acceptable terms, to support the Company's expected growth.

.

 ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2001, the Company had the following market risk sensitive instruments (in thousands):

Mar 31
2001
Revolving credit loan, maturing in November 2003, interest payable quarterly
at a variable rate (average rate of 8.94% at the end of the quarter)	$34,582

Revolving credit loan, maturing in May 2001, interest payable
at a variable rate (7.9% at the end of the quarter)	12,074
Total market-sensitive debt	$46,659
=====

As of March 31, 2001, the Company also had intercompany accounts that eliminate in consolidation but that are considered market risk sensitive instruments:

Short-Term Due to Parent, payable by European subsidiaries in the following countries and arising from purchase of the Parent's products for sale in Europe:

	Exchange Rate
	($U.S. per unit of		$U.S. in thousands
	local currency)		(Reporting Currency)
Australia	.5086	/Dollar	$204
Belgium	.0221	/Franc	560
France	.1338	/Franc	1,522
Germany	.4489	/Mark	(121)
Netherlands	.3984	/Guilder	541
Sweden	.0961	/Krona	202
United Kingdom	1.4158	/Pound	393
Total short-term due to parent			$3,301
			====

PART II

OTHER INFORMATION

ITEM 5. Other Information

On May 14, 2001, the Company acquired CI Wireless, a Dallas-based privately held company with fiscal 2000 revenues of less than $3 million. The acquisition of CI Wireless adds to the Company's existing products for the PCS/cellular infrastructure and signal distribution market, including indoor repeaters and fiber-optic-based RF distribution systems for extending indoor wireless coverage, and outdoor repeaters to extend wireless coverage in rural areas or uneven terrain without having to add new base stations. The acquisition was initially valued at approximately $4 million, paid in EMS common stock (226,000 shares) and the assumption of approximately $500,000 of indebtedness. Depending upon sales of the acquired products over a three-year period, the acquisition price could increase to approximately $12.3 million, payable in stock or, at the Company's option, cash. CI's engineering and manufacturing operations will be incorporated into the Company's Atlanta facilities.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits-The following exhibit is filed as part of this report:

3.1 Second Amended and Restated Articles of Incorporation of EMS Technologies, Inc. effective March 22, 1999 (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

3.2 Bylaws of EMS Technologies, Inc., as amended through March 15, 1999 (incorporated by reference Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

(b) Reports on Form 8-K-The Company filed no reports on Form 8-K during the first quarter of 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMS TECHNOLOGIES, INC.
By:	/s/	Alfred G. Hansen	Date:	5/15/01
Alfred G. Hansen
President, Chief Executive Officer and Director (Principal Executive Officer)
By:	/s/	Don T. Scartz	Date:	5/15/01
Don T. Scartz
Senior Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)