Form 10-Q
period 2001-06-30
EMS TECHNOLOGIES INC
filed 2001-08-14
CIK 32198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Yes	X	No

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on July 31, 2001:
Class	Number of Shares
Common Stock, $.10 par Value	9,068,557

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

EMS Technologies, Inc.

Consolidated Statements of Earnings (Unaudited)

(In thousands, except net earnings per share data)

	Quarters Ended		Six Months Ended
	June 30 2001	June 30 2000	June 30 2001	June 30 2000

Net sales	$74,567	76,883	141,731	139,317
Cost of sales
	49,627	52,760	93,874	93,881
Selling, general and administrative expenses
	13,541	13,573	26,272	25,180
Research and development expenses	7,468	7,192	13,934	15,178
Operating income	3,931	3,358	7,651	5,078
Non-operating income (expense), net	(47)	(60)	(93)	49
Foreign exchange loss	(390)	53	(167)	126
Interest expense	(1,350)	(1,119)	(2,611)	(2,017)
Earnings before income taxes	2,144	2,232	4,780	3,236
Income tax expense	(443)	(620)	(922)	(840)
Earnings before accounting change	1,701	1,612	3,858	2,396
Cumulative effect of change in accounting principle	--	--	(351)	--
Net earnings	$1,701	1,612	3,507	2,396
	====	====	====	====
Net earnings per share:
Basic:
Earnings before accounting change	$.19	.18	.44	.27
Cumulative effect of accounting change	--	--	(.04)	--
Net earnings	$.19	.18	.40	.27
	====	====	====	====
Diluted:
Earnings before accounting change	$.19	.18	.43	.27
Cumulative effect of accounting change	--	--	(.04)	--
Net earnings	$.19	.18	.39	.27
	====	====	====	====

Weighted average number of shares:
Common	8,881	8,760	8,852	8,743
Common and dilutive common equivalent	8,970	8,942	8,948	8,936

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc
Consolidated Balance Sheets (Unaudited)
(In thousands)

	June 30 2001	Dec. 31 2000
ASSETS
Current assets:
Cash and cash equivalents	$6,312	5,593
Trade accounts receivable	85,529	74,526
Inventories	40,557	38,183
Deferred income taxes	1,355	1,355
Total current assets	133,753	119,657

Property
Land	3,544	3,572
Building and leasehold improvements	21,286	21,210
Machinery and equipment	71,331	67,844
Furniture and fixtures	5,656	5,648
Total property, plant and equipment	101,817	98,274
Less accumulated depreciation and amortization	52,710	48,672
Net property, plant and equipment	49,107	49,602

Investment in limited partnership	17,909	17,909
Deferred income taxes	1,833	1,689
Accrued pension asset	3,140	3,108
Other assets	16,537	13,646
Goodwill	13,387	10,502
	$235,666	216,113
	======	======

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc
Consolidated Balance Sheets (Unaudited), continued
(In thousands, except share data)

	June 30 2001	Dec. 31 2000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$23,422	22,048
Accounts payable	34,690	27,655
Accrued compensation	4,573	5,414
Accrued retirement costs	822	1,160
Accrued post-retirement benefit	2,568	2,420
Deferred revenue	4,578	4,153
Income taxes payable	139	--
Other liabilities	1,973	2,217
Total current liabilities	72,765	65,067
Long-term debt, excluding current installments	44,970	39,617
Total liabilities	117,735	104,684

Stockholders' equity:
Preferred stock of $1.00 par value per share
Authorized 10,000,000 shares; none issued	--	--
Common stock of $.10 par value per share.
Authorized 75,000,000 shares;
issued and outstanding 9,069,000 in 2001
and 8,809,000 in 2000	907	881
Additional paid-in capital	39,139	35,373
Accumulated other comprehensive income:
Foreign currency translation adjustment	(2,168)	(1,595)
Change in value of effective cash flow hedges	(224)	--
Retained earnings	80,277	76,770
Total stockholders' equity	117,931	111,429
	$235,666	216,113
	======	======

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc
Consolidated Statements of Cash Flows (Unaudited),
(In thousands)

	Six Months Ended
	June 30 2001	June 30 2000
Cash flows from operating activities:
Net earnings	$3,507	2,396
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation and amortization	4,338	4,493
Goodwill amortization	260	260
Changes in operating assets and liabilities:
Trade accounts receivable	(14,456)	(12,539)
Inventories	(1,374)	(3,915)
Accounts payable	7,717	4,139
Income taxes payable	(520)	471
Accrued costs, deferred revenue and other current liabilities	(855)	2,692
Other	103	29
Net cash used in operating activities	(1,300)	(1,974)

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,920)	(3,120)
Investment in limited partnership	--	(3,000)
Net cash used in investing activities	(3,920)	(6,120)

Cash flows from financing activities:
Net change in long-term debt	6,693	7,244
Proceeds from exercise of stock options, net of withholding taxes paid	233	190
Net cash provided by financing activities	6,926	7,434

Net change in cash and cash equivalents	1,706	(660)
Effect of exchange rates on cash	(987)	52
Cash and cash equivalents at beginning of period	5,593	4,832
Cash and cash equivalents at end of period	$6,312	4,224
	====	====
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,611	2,017
Cash paid for income taxes	104	824
	====	====
See accompanying notes to interim consolidated financial statements.

In May 2001, the Company acquired a manufacturer of repeaters and other wireless signal distribution products. The transaction was accounted for as a stock purchase initally valued at $4.0 million, with subsequent additional purchase consideration payable annually in cash or stock, at the Company's option, and contingent on the acquired product line achieving certain sales targets over the next three years. In payment of the initial purchase price, the Company issued 226,000 common shares and assumed debt of $400,000. The fair value of the net assets acquired was approximately $900,000.

EMS Technologies, Inc.
Notes to Interim Consolidated Financial Statements (Unaudited)
June 30, 2001 and 2000
(In thousands, except per share data)

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

2. Derivative Financial Instruments

The Company uses derivative financial instruments (forward exchange contracts) to hedge currency fluctuations in future cash flows denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. The Company has established policies and procedures for risk assessment and for the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into derivative financial instruments for trading or speculative purposes.

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

On January 1, 2001, the Company adopted the provisions of SFAS No. 133. The Company recognized a resulting net liability for all derivatives totaling $1,135 of which, $351 was charged to the income statement as a transition adjustment for the cumulative effect of the change in accounting principle. The remaining net liability for all derivatives was charged to the unbilled revenue component of accounts receivable for $375 and to the other comprehensive income component of stockholders' equity for $408.

At June 30, 2001, the Company's net value of all derivatives was $129. The derivative activity as reported in the Company's financial statements is as follows:

	Periods Ended June 30, 2001
	Quarter	Six Months
Net liability for derivatives, beginning of period	$(681)	(1,135)
Sales:
Gain in value of embedded derivatives	307	1,035
Foreign exchange gain/(loss) on derivative instruments:
Gain in value of ineffective portion of derivative instruments that qualify as hedging instruments	30	32
Gain/(loss) in value on derivative instruments that do not qualify as hedging instruments	148	(170)
Matured foreign exchange contracts	183	183
Net income statement gain from changes in value of derivative instruments	668	1,080
Other comprehensive income:
Matured foreign exchange contracts	11	11
Gain in value of highly effective hedge instruments	120	162
Hedges determined to be ineffective	11	11
Net other comprehensive income	142	184
Net asset for derivatives at June 30, 2001	$129	129
	===	===

The Company recognized no gains or losses during the quarter for cash flow hedges that have been discontinued because the forecasted transactions did not occur. All of the hedge contracts currently in place will expire by the end of the year. As of June 30, 2001, the Company's cash flow hedges had resulted in cumulative charges of $224 to other comprehensive loss; these charges will be reclassified to the income statement over the next 12 months when the related hedged transactions affect the income statement.

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

The Company has granted stock options that are potentially dilutive to basic earnings per share, summarized as follows:

	June 30	June 30
	2001	2000
Dilutive stock options, included in earnings   per share calculations:

Shares	844	1,058
Average price per share	$12.59	12.90

Anti-dilutive stock options, excluded from per share calculations:
Shares	1,056	471
Average price per share	$18.32	21.20

The Company's earnings per share in any particular period could be diluted by the effect of the convertible debt issued in the 1999 acquisition of the Montreal Space & Technology Division, calculated as if the debt were converted on the first day of the period, with net income adjusted for interest expense (net of taxes) that would have been avoided if such conversion had occurred.

For each earnings per share calculation reported for the second quarters and first six months of 2001 and 2000 (i.e., earnings per share before accounting change, loss per share from cumulative effect of change in accounting principle, and net earnings per share), the numerators were the same as reported in the income statement. Following is a reconciliation of the denominator for basic and diluted earnings per share calculations for the second quarters and six months ended June 30, 2001 and 2000;

	Quarters Ended		Six Months Ended
	June 30 2001	June 30 2000	June 30 2001	June 30 2000
Basic-weighted average common shares outstanding	8,881	8,720	8,852	8,743
Common equivalent shares from stock options
	89	222	96	193
Diluted-weighted average common and common equivalent shares outstanding
	8,970	8,942	8,948	8,936
	====	====	====	====

4. Comprehensive Income

Beginning in fiscal 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components. Under SFAS 130, all items that are recognized under accounting standards as components of other comprehensive income must be reported in the financial statements. The only elements of comprehensive income that are applicable to the Company are the changes in the foreign currency translation adjustment and fair value of derivatives that qualify as hedging instruments.

Following is a summary of comprehensive income:

	Quarters Ended		Six Months Ended
	June 30 2001	June 30 2000	June 30 2001	June 30 2000
Net income	$1,701	1,612	3,507	2,396
Other comprehensive income (expense):     Foreign currency translation adjustment
	1,376	88	(573)	52
    Cumulative effect of accounting change
	--	--	(408)	--
    Adjustment for highly effective derivatives
	142	--	184	--
      Comprehensive income

$
	3,219	1,700	2,710	2,448
	====	====	====	====

  Inventories

Inventories included the following:

	June 30 2001	Dec. 31 2000
Parts and materials	$25,332	27,730
Work in process
	10,643	6,419
Finished goods
	5,941	5,406
Valuation allowance
	(1,359)	(1,372)
Inventories, net	$40,557	38,183
	=====	=====

6. Interim Segment Disclosures

The Company is organized into two reportable segments: space & technology, and wireless products. Each segment is separately managed and comprises a range of products and services that share distinct operating characteristics. The Company evaluates each segment primarily upon operating profit.

Following is a summary of the Company's interim segment data:

	Quarters Ended		Six Months Ended
	June 30 2001	June 30 2000	June 30 2001	June 30 2000
Revenues:
Space & technology	$35,162	29,883	64,831	59,248
Wireless products	39,405	47,000	76,900	80,069
Total	$74,567	76,883	141,731	139,317
	=====	=====	======	======
Operating income (loss):
Space & technology	$1,873	(2,099)	2,721	(1,822)
Wireless products	2,058	5,457	4,930	6,900
Total	$3,931	3,358	7,651	5,078
	=====	=====	=====	=====
Net earnings (loss):
Space & technology	$677	(2,078)	1,011	(1,861)
Wireless products	1,216	3,250	3,298	3,984
Corporate	(193)	440	(802)	273
Total	$1,701	1,612	3,507	2,396
	=====	=====	=====	=====
Assets: (as of June 30, 2001 and 2000)
Space & technology	$129,093	105,715
Wireless products	98,383	93,771
Corporate	8,190	7,501
Total	$235,666	206,987
	======	======

Supplemental Information- Revenue by Product Line:
Space & technology	$35,162	29,883	64,831	59,248
Wireless products:
Network products & systems integration	22,530	22,742	43,482	40,939
PCS/cellular antennas	11,653	21,074	23,276	32,700
SATCOM	5,222	3,184	10,142	6,430
Total wireless products	39,405	47,000	76,900	80,069
Total consolidated revenue	$74,567	76,883	141,731	139,317
	=====	=====	======	======

ITEM 2. Management's Discussion And Analysis of Financial Condition and Results of Operations

Results of Operations

Consolidated net sales for the second quarter of 2001 were $74.6 million, compared with $76.9 million for the same period one year earlier. The main factor affecting this comparison was the record level of sales generated in 2000 by the Company's PCS/cellular antenna product line (part of the wireless products segment). A secondary factor was the slowing of the build-out of North American PCS/cellular systems, which if it persists, could have a material effect on future periods. However, the quarterly sales comparison benefited from higher revenues in 2001 for the space & technology segment, which had increased effort and progress on several large newer contracts for satellite hardware.

Consolidated net sales for the first six months of 2001 were $141.7 million, compared with $139.3 million for the same period of 2000. As a result of a good backlog of space business and strength in the Company's North American markets, the space & technology segment and all lines in the wireless products segment-except for the PCS/cellular antenna products-reported sales increases for the first six months of 2001 compared with 2000. As with the quarter, the first six months comparison for the PCS/cellular antenna product line reflected record 2000 sales and the slowing build-out in 2001 of PCS/cellular systems.

Included in the net sales for the second quarter and first six months of 2001 respectively, is a $307,000 and a $1 million positive adjustment relating to the change in value of the embedded derivatives contained in the Company's long term sales contracts, as required by SFAS 133. The sales adjustment related to derivatives will vary with the movement of certain foreign exchange rates, primarily the U.S. dollar versus the Canadian dollar. Generally, a stronger U.S. dollar will result in a more favorable sales adjustment for the Company.

Cost of sales as a percentage of consolidated net sales for the second quarter and first six months of 2001 was 66.5% and 66.2% respectively, as compared with 68.6% and 67.4% for the same respective periods one year earlier. These decreases in 2001 are mainly due to a more favorable contract mix in the space & technology segment.

The level of selling, general and administrative expenses (SG&A) for the second quarter of 2001 was not materially different from the total reported one year earlier, as decreases in the wireless technology segment offset increases in the space & technology segment. For the six month period, SG&A was higher in 2001 compared with 2000, with a major factor being the increased level of international marketing effort for the PCS/cellular product line, especially the opening of the Brazilian PCS/cellular production facility in the first half of 2001.

Research and development (R&D) expenses represent the cost of the Company's internally funded efforts. Significant R&D efforts also occur under specific customer orders in the space & technology segment and, accordingly, are reflected in cost of sales. R&D for the second quarter did not materially increase in 2001 from 2000. The decrease in the R&D expenses for the six months of 2001 compared with 2000 related mainly to the transfer of resources in the space & technology segment from self-funded development to customer-funded development, as well as a higher level of government-sponsored financial incentives for research.

Foreign exchange losses in 2001 increased from those in 2000 due to a strengthening of the U.S. dollar versus other foreign currencies.

Interest expense increased $231,000 during the second quarter of 2001 and $594,000 for the six months ended June 30, 2001. This increase is primarily due to a larger debt balance than in the same periods of 2000.

The effective income tax rate for the year-to-date period in 2001 was 19%, compared with 26% in 2000. This decrease mainly resulted from the adoption of SFAS No.133. Based upon the substantial tax benefit carryforwards that the Company has available to apply against future taxable income in Canada, the Company did not provide income tax expense on the net gains associated with derivative instruments related to the Company's Canadian operations. Excluding the effect of adopting SFAS No. 133, the Company's effective tax rate for the first six months of 2001 would have been 23%, a reduction from last year as a result of a relatively higher proportion of taxable income being generated by the Company's Canadian operations, which generally have a more favorable rate than its U.S. operations due to research-related tax incentives.

Change in Accounting Policy

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

(ii) a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk); or

(iii) a hedge of a net investment in a foreign operation

Under its hedging policies and procedures, the Company has designated all of its qualified derivatives as cash flow hedges. SFAS No. 133 requires that a change in the value of the highly effective portion of a foreign currency cash flow hedge (i.e., hedging at least 80% of a particular risk) should be reported in the other comprehensive income component of stockholders' equity; this change is subsequently reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining portion of the cash flow hedge is determined to be not highly effective (i.e., "ineffective"), and the change in the value of this portion of the hedge is recognized in current earnings.

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

On January 1, 2001, the Company adopted the provisions of SFAS No. 133. The Company recognized a resulting net liability for all derivatives totaling $1,135,000, of which, $352,000 ($351,000 after income taxes) was charged to the income statement as a transition adjustment for change in accounting principle. The remaining net liability for all derivatives was charged to the unbilled revenue component of accounts receivable for $375,000 and to the other comprehensive income component of stockholders' equity for $408,000.

During the second quarter and six months ended June 30, 2001, the Company recognized net gains of $41,000 and $44,000, respectively that are related to the ineffective portion of its hedging instruments. During the same periods of 2001, the Company recognized a net gain of $148,000 and a net loss of $170,000 related to the portion of the derivatives instruments that did not qualify as hedging intruments.

Liquidity and Capital Resources

Cash used by operating activities during the six months ended June 30, 2001 was $1.5 million, compared to $2.0 million for the same period of 2000. The modest increase in operating cash flow is due to improved income and increases in account payable. The Company purchased $3.9 million in fixed assets during the first six months of 2001 and borrowed $6.7 million under its credit facilities. Management is pursuing additional financing alternatives in an effort to expand corporate resources to support its current business activities and near-term capital investment plans. Additional sources of liquidity will be needed over the next few years if the Company and its markets continue to grow.

During April 2001, the Company entered into a master lease financing agreement with Bank of America Leasing & Capital, L.L.C. (Bank of America). This new agreement allows the Company to purchase up to $8.5 million of capital equipment through February 2002 on lease schedules ranging from three to five years. At the end of each lease, the Company may either buy the equipment or return the equipment to Bank of America. The buyout on the three-year lease is $1 and the buyout on the five-year lease is 10% of the original cost. During April, the Company consummated a sale-leaseback transaction under the Bank of America master lease agreement on $2.2 million of existing equipment, $1.9 million on a five year lease and $300,000 on a three year lease in each case at a 7.2% rate.

Financing Activities Subsequent to Quarter-End

On July 31, 2001, the Company entered into a promissory note with General Electric Capital Business Asset Funding Corporation (GE Capital) for $10.9 million. This note is secured by a first mortgage on the Company's headquarters facility, has a fifteen year term and accrues interest at the rate of 8% per annum. The proceeds of this note will be used to reduce short-term debt.

On July 31, 2001, the Company also amended its line of credit with SunTrust Bank to reduce the available financing under the facility from $40 million to $30 million. The reduction in the line is due to the transfer of the security of the Company's headquarters facility to GE Capital for the above described mortgage note.

On August 6, 2001, the Company announced that it had entered into definitive agreements for the sale of approximately 1.3 million shares of its common stock to selected institutional and private investors. The stock was priced at $14 per share, for expected gross proceeds to the Company of approximately $18.5 million. Needham & Company, Inc. served as placement agent on the transaction. Following this private placement, EMS Technologies will have a total of 10.2 million shares outstanding. The Company has filed a registration statement with the U.S. Securities and Exchange Commission for the resale of the shares. The private placement will be concluded when the resale registration statement becomes effective and other conditions to closing specified in the agreements have been satisfied.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting for all business combinations initiated and completed after June 30, 2001. SFAS No. 141 also specifies the criteria for reporting, apart from goodwill, intangible assets that have been acquired in a purchase method business combination. The Company is required to adopt the provisions of SFAS No. 141 effective immediately and this adoption is not expected to have a material effect on the financial results.

Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives will no longer be amortized, but will instead be tested periodically for impairment. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed periodically for impairment. The Company is required to adopt the provisions of SFAS No. 142 effective January 1, 2002, but the Company has not yet determined the effect, if any, of adopting SFAS No. 142. The Company expects to have unamortized goodwill at December 31, 2001 of approximately $13 million, which will be subject to the transition provisions of SFAS No. 142. Goodwill amortization expense was $260,000 for the six months ended June 30, 2001, and $520,000 for the year ended December 31, 2000.

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

 ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2001, the Company had the following market risk sensitive instruments (in thousands):

June 30 2001
Revolving credit loan, maturing in November 2003, interest payable quarterly at a variable rate (average rate of 6.78% at the end of the quarter)	$33,332

Revolving credit loan, maturing in March 2002, interest payable at a variable rate (7.25% at the end of the quarter)	$14,895
Total market-sensitive debt	$48,227
=====

The above loans are rate sensitive agreements whose interest rate fluctuates over time.

As of June 30, 2001, the Company also had intercompany accounts that eliminate in consolidations but are considered market risk sensitive instruments:

Short-Term Due to Parent, payable by European subsidiaries in the following countries and arising from purchase of the Company's products for sale in Europe:

	Exchange Rate
	($U.S. per unit of		$U.S. in thousands
	local currency)		(Reporting Currency)
Australia	.5104	/Dollar	$278
Belgium	.0211	/Franc	732
France	.1296	/Franc	1,823
Germany	.4347	/Mark	363
Netherlands	.3858	/Guilder	168
Sweden	.0921	/Krona	226
United Kingdom	1.4152	/Pound	691
Total short-term due to parent			$4,281
			====

Foreign currency risk associated with hedge contracts.

	National Amount	Avg. Contract Rate	Fair Value
Foreign currency forward exchange contracts:
Euro's (sell for Canadian dollars)	1,300 Euro's	1.339	29
U.S. dollars (sell for Canadian dollars)	5,000 USD	1.5396	48
Euro's (sell for USD)	500 Euro's	0.8505	(5)
Canadian dollars (buy)	5,000 CAD	1.5189	(224)

The Company enters into foreign currency forward contracts in order to mitigate the risks associated with currency fluctuations on future cash flows.

PART II

OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of shareholders was held on June 1, 2001. At the meeting, each of the following individuals was elected to serve as a member of the Board of Directors during the forthcoming year, by the vote indicated:

	For	Withheld	Abstain or Broker Non-Votes
Alfred G. Hansen	7,341,873	2,147	168,147
Jerry H. Lassiter	7,337,848	6,172	168,147
John B. Mowell	7,341,673	2,347	168,147
Don T. Scartz	7,341,773	2,247	168,147
Norman E. Thagard	7,340,885	3,135	168,147

ITEM 5. None

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits-The following exhibits are filed as part of this report:

3.1 Second Amended and Restated Articles of Incorporation of EMS Technologies, Inc. effective March 22, 1999 (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

3.2 Bylaws of EMS Technologies, Inc., as amended through March 15, 1999 (incorporated by reference Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

4.1 Third Amendment to Second Amended and Restated Loan Agreement by and between the Company and SunTrust Bank, dated July 31, 2001.

(b) Reports on Form 8-K-The Company filed no reports on Form 8-K during the second quarter of 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMS TECHNOLOGIES, INC.
By:	/s/	Alfred G. Hansen	Date:	August 14, 2001
Alfred G. Hansen
President, Chief Executive Officer and Director (Principal Executive Officer)
By:	/s/	Don T. Scartz	Date:	August 14, 2001
Don T. Scartz
Senior Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)

Exhibit 4.1

THIRD AMENDMENT TO SECOND AMENDED AND RESTATED LOAN AGREEMENT

THIS THIRD AMENDMENT to the SECOND AMENDED AND RESTATED LOAN AGREEMENT dated as of July 31, 2001 between EMS TECHNOLOGIES, INC. (formerly Electromagnetic Sciences, Inc.), a Georgia corporation (the "Borrower"), and SUNTRUST BANK (f/k/a SunTrust Bank, Atlanta), a Georgia banking corporation (the "Lender").

WITNESSETH:

WHEREAS, the Borrower and the Lender have entered into the Second Amended and Restated Loan Agreement dated as of November 9, 1998, as amended by the First Amendment and Consent dated as of January 29, 1999, and by the Second Amendment to the Second Amended and Restated Loan Agreement dated as of February 24, 1999 (as so amended, the "Agreement");

WHEREAS, the Borrower and the Lender have agreed on the terms and conditions as hereinafter set forth, to amend the Agreement to permit the Borrower's wholly-owned Subsidiary, EMS Technologies Canada, Ltd., f/k/a CAL Corporation ("EMS Canada"), to incur indebtedness to Canadian Imperial Bank of Commerce ("CIBC") in an aggregate principal amount up to Canadian $43,150,000, plus an additional U.S. $2,500,000 for foreign exchange contracts, and to permit a lien on its assets in favor of CIBC to secure such indebtedness;

WHEREAS, the Borrower and the Lender have agreed on the terms and conditions as hereinafter set forth to amend the Agreement to terminate the $10,000,000 Facility A Commitment and to release the lien and security interest granted pursuant to the Deed.

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

2. Amendments to Agreement. The Agreement is hereby amended as follows:

(A) All references to "Facility A Commitment", "Facility A Revolving Credit Note", and the "Deed" in the Agreement are hereby deleted, it being agreed and understood that the Lender is, contemporaneously herewith and pursuant to certain release documents in form and substance satisfactory to the Borrower and the Lender, releasing its lien and security interest on the real property and buildings described in the Deed. From the date of this Third Amendment, all references in the Agreement to "Revolving Credit Note" shall mean the Facility B Revolving Credit Note only, and all references to "Commitments" shall mean the Facility B Commitment only.

(B) The existing Schedule 3.9(b) is hereby deleted and a new Schedule 3.9(b) shall be substituted therefor in the form attached to the Third Amendment to the Second Amended and Restated Loan Agreement dated as of July 31, 2001.

(C) Section 3.18, "Year 2000 Compliance", is hereby deleted in its entirety.

(D) Section 5.1, "Liens", is hereby amended by deleting the existing clauses (a), (b) and (m) and adding new clauses (a), (b), (m) and (n) as follows:

(a) Liens created in favor of Lender pursuant to any Security Agreement and/or pledge agreement executed pursuant to Section 4.11 hereof;

(b) Existing Liens as set forth on Schedule 5.1 attached to the Third Amendment to the Second Amended and Restated Loan Agreement dated as of July 31, 2001;

(m) A Lien on the real property and improvements owned by the Borrower located at 660 Engineering Drive, Norcross, Georgia 30092, granted to General Electric Capital Business Asset Funding Corporation; provided, that the Indebtedness secured thereby does not exceed $10,880,000 in aggregate principal amount; and

(n) extensions, renewals or replacements of any Lien referred to in clauses (a) through (m) of this Section 5.1; provided, that the principal amount of the Indebtedness or obligation secured thereby is not increased and that any such extension, renewal or replacement is limited to the property or assets originally encumbered by the Lien.

(E) Section 5.5, entitled "Indebtedness", shall be amended in its entirety and the following substituted therefor:

"Section 5.5. Indebtedness. Create, incur or permit to exist, and will not permit any Material Subsidiary to create, incur or permit to exist, any Indebtedness, except (i) Indebtedness of the Borrower to the Lender, (ii) Indebtedness of the Borrower to General Electric Capital Business Asset Funding Corporation in a principal amount not to exceed $10,880,000 in the aggregate secured by the Lien referenced in Section 5.1(m), (iii) Indebtedness existing on the date hereof as set forth on Schedule 5.5 attached to the Third Amendment to the Second Amended and Restated Loan Agreement dated as of July 31, 2001 and (iv) other Indebtedness of the Borrower and any Material Subsidiary not to exceed at any time in the aggregate $10,000,000."

3. Acknowledgment of Subsidiary Guarantors. The Domestic Subsidiary Guarantor under the Domestic Subsidiary Guaranty and EMS Canada under the CAL Corporation Guaranty, by their execution of this Third Amendment, hereby acknowledge and agree to the terms and conditions hereof and hereby confirm that each of the Domestic Subsidiary Guaranty and the CAL Corporation Guaranty dated November 9, 1998 remains in full force and effect.

4. Conditions Precedent. This Third Amendment shall become effective upon the receipt by the Lender of (i) this Third Amendment duly executed by the Borrower and acknowledged by the Subsidiary Guarantors pursuant to Paragraph 3 of this Third Amendment, and (ii) receipt by the Lender of principal and accrued interest due under the Facility A Revolving Credit Note equal to $10,161,926.39.

5. Representations and Warranties. The Borrower represents and warrants, on and as of the date of this Third Amendment, that:

(a) The execution and delivery by Borrower of this Third Amendment are within the corporate authority of Borrower, have been duly authorized by all requisite shareholder and corporate action on the part of Borrower and do not and will not (i) violate any provision of any law, rule or regulation, any judgment, order or ruling of any court or governmental agency, the organizational papers or by-laws of Borrower, or any indenture, material agreement or other material instrument to which Borrower is a party or by which Borrower or any of its properties is bound, or (ii) be in conflict with, result in a breach of, or constitute with notice or lapse of time or both a default under any such indenture, material agreement or other material instrument. This Third Amendment has been duly executed by the Borrower.

(b) The Agreement, as amended by this Third Amendment, remains in full force and effect and constitutes the legal, valid and binding obligations of the Borrower, enforceable in accordance with its terms, except as limited by bankruptcy, insolvency, reorganization, moratorium or similar laws relating to or affecting generally the enforcement of creditor's rights.

    After giving effect to this Third Amendment, no Default or Event of Default exists.

6. Miscellaneous Provisions.

(a) Ratification. The Borrower hereby restates, ratifies and reaffirms each and every term, covenant and condition set forth in the Agreement, as hereby amended, effective as of the date hereof.

(b) Counterparts. This Third Amendment may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed to be an original, and all counterparts, taken together, shall constitute but one and the same document.

(c) Governing Law. THIS THIRD AMENDMENT SHALL BE GOVERNED BY AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH THE LAW OF THE STATE OF GEORGIA.

IN WITNESS WHEREOF, the parties have duly executed and delivered this Third Amendment as of the date first above written.

EMS TECHNOLOGIES, INC.

By /s/ William S. Jacobs

Name: William S. Jacobs

Title: Vice President

SUNTRUST BANK

By /s/ Brian K. Peters

Name: Brian K. Peters

Title: Managing Director

Acknowledged and agreed to this

31st day of July, 2001.

"SUBSIDIARY GUARANTOR"

LXE Inc.

By /s/ William S. Jacobs

Name: William S. Jacobs

Title: Vice President

EMS Technologies Canada, Ltd. f/k/a CAL Corporation

By /s/ William S. Jacobs

Name: William S. Jacobs

Title: Vice President-Legal Affairs

Schedule 3.9(b)

Material Subsidiary

		Jurisdiction of
	Name	Incorporation	% Ownership

1.	LXE Inc.	Georgia	100%

2.	EMS Technologies Canada, Ltd.	Canada	100%

Schedule 5.1

Outstanding Liens

1. Liens (a) on all assets (both real and personal) of EMS Technologies Canada, Ltd., f/k/a CAL Corporation, in favor of (i) Canadian Imperial Bank of Commerce securing amounts owed from time to time under the Credit Facility in an aggregate principal amount not to exceed Can.$43,150,000, plus an additional U.S. $2,500,000 for foreign exchange contracts and (ii) Spar Aerospace Limited securing amounts owed from time to time in an aggregate principal amount not to exceed Can.$20,000,000 executed in connection with the purchase of the Space Products business unit of Spar Aerospace Limited, and (b) on equipment of the Borrower in favor of Bank of America Leasing & Capital, L.L.C., securing amounts owed by the Borrower from time to time in the aggregate principal amount not to exceed $8,500,000.

Schedule 5.5

Existing Indebtedness

1. Indebtedness of EMS Technologies Canada, Ltd. to Canadian Imperial Bank of Commerce at any time outstanding under a revolving credit facility commitment amount not to exceed Can. $43,150,000, plus an additional U.S. $2,500,000 line for foreign exchange contracts.

2. Indebtedness of EMS Technologies Canada, Ltd. to Spar Aerospace Limited in an aggregate principal amount equal to Can. $5,000,000.

3. Indebtedness of the Borrower to Bank of America Leasing & Capital, L.L.C., in an aggregate principal amount of $2,100,000.