Form 10-Q
period 2001-09-29
EMS TECHNOLOGIES INC
filed 2001-11-13
CIK 32198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2001

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

Yes	X	No

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on October 31, 2001:

Class	Number of Shares
Common Stock, $.10 par Value	10,399,687

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

EMS Technologies, Inc.

Consolidated Statements of Earnings (Unaudited)

(In thousands, except net earnings per share data)

	Quarters Ended		Nine Months Ended
	Sep. 29 2001	Sep. 29 2000	Sep. 29 2001	Sep. 29 2000

Net sales	$68,886	69,866	210,617	209,183
Cost of sales
	46,850	48,317	140,724	142,198
Selling, general and administrative expenses
	13,622	12,292	39,894	37,472
Research and development expenses	6,511	5,445	20,445	20,623
Operating income	1,903	3,812	9,554	8,890
Non-operating income (expense), net	43	200	(50)	249
Foreign exchange gain (loss)	328	(234)	161	(108)
Interest expense	(1,145)	(1,125)	(3,756)	(3,142)
Earnings before income taxes	1,129	2,653	5,909	5,889
Income tax expense	(124)	(838)	(1,046)	(1,678)
Earnings before accounting change	1,005	1,815	4,863	4,211
Cumulative effect of change in accounting principle	--	--	(351)	--
Net earnings	$1,005	1,815	4,512	4,211
	====	====	====	====
Net earnings per share:
Basic:
Earnings before accounting change	$.10	.21	.53	.48
Cumulative effect of change in accounting principle	--	--	(.04)	--
Net earnings	$.10	.21	.49	.48
	====	====	====	====
Diluted:
Earnings before accounting change	$.10	.20	.53	.47
Cumulative effect of change in accounting principle	--	--	(.04)	--
Net earnings	$.10	.20	.49	.47
	====	====	====	====

Weighted average number of shares:
Common	9,733	8,776	9,182	8,754
Common and dilutive common equivalent	9,818	8,920	9,275	8,931

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc.
Consolidated Balance Sheets (Unaudited)
(In thousands)

	Sep. 29 2001	Dec. 31 2000
ASSETS
Current assets:
Cash and cash equivalents	$10,139	5,593
Trade accounts receivable	93,130	74,526
Inventories	43,633	38,183
Deferred income taxes	1,355	1,355
Total current assets	148,257	119,657

Property
Land	3,451	3,572
Building and leasehold improvements	21,160	21,210
Machinery and equipment	73,338	67,844
Furniture and fixtures	5,865	5,648
Total property, plant and equipment	103,814	98,274
Less accumulated depreciation and amortization	54,791	48,672
Net property, plant and equipment	49,023	49,602

Investment in limited partnership	17,909	17,909
Deferred income taxes	1,689	1,689
Accrued pension asset	2,785	3,108
Other assets	12,039	13,646
Goodwill	13,257	10,502
	$244,959	216,113
	======	======

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc.
Consolidated Balance Sheets (Unaudited), continued
(In thousands, except share data)

	Sep. 29 2001	Dec. 31 2000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$28,044	22,048
Accounts payable	34,740	27,655
Accrued compensation	4,877	5,414
Accrued retirement costs	1,232	1,160
Accrued post-retirement benefit	2,563	2,420
Deferred revenue	4,186	4,153
Other liabilities	2,456	2,217
Total current liabilities	78,098	65,067
Long-term debt, excluding current installments	30,692	39,617
Total liabilities	108,790	104,684

Stockholders' equity:
Preferred stock of $1.00 par value per share
Authorized 10,000,000 shares; none issued	--	--
Common stock of $.10 par value per share.
Authorized 75,000,000 shares;
issued and outstanding 10,397,000 in 2001
and 8,809,000 in 2000	1,040	881
Additional paid-in capital	56,624	35,373
Accumulated other comprehensive income:
Foreign currency translation adjustment	(2,422)	(1,595)
Change in value of effective cash flow hedges	(355)	--
Retained earnings	81,282	76,770
Total stockholders' equity	136,169	111,429
	$244,959	216,113
	======	======

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	Sep. 29 2001	Sep. 29 2000
Cash flows from operating activities:
Net earnings	$4,512	4,211
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation and amortization	6,569	6,676
Goodwill amortization	390	390
Changes in operating assets and liabilities:
Trade accounts receivable	(17,375)	(10,975)
Inventories	(5,115)	(6,235)
Accounts payable	7,225	4,854
Income taxes payable	(742)	939
Accrued costs, deferred revenue and other current liabilities	(55)	1,670
Other	(175)	(481)
Net cash provided by (used in) operating activities	(4,766)	1,049

Cash flows from investing activities:
Purchase of property, plant and equipment	(7,136)	(6,276)
Investment in limited partnership	--	(3,000)
Net cash used in investing activities	(7,136)	(9,276)

Cash flows from financing activities:
New mortgage debt	10,526	--
Net proceeds from private stock offering	17,618	--
Proceeds from exercise of stock options, net of withholding taxes paid	233	379
Net increase (decrease) in long-term debt	(12,390)	7,529
Net cash provided by financing activities	15,987	7,908

Net change in cash and cash equivalents	4,085	(319)
Effect of exchange rates on cash	461	(313)
Cash and cash equivalents at beginning of period	5,593	4,832
Cash and cash equivalents at end of period	$10,139	4,200
	=====	=====

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,736	3,142
Cash paid for income taxes	126	624
	====	====
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
September 29, 2001 and 2000

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

(ii) a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk); or

(iii) a hedge of a net investment in a foreign operation

Under its hedging policies and procedures, the Company has designated all of its qualified derivatives as cash flow hedges. SFAS No. 133 requires that a change in the value of the highly effective portion of a foreign currency cash flow hedge (i.e., hedging at least 80% of a particular risk) should be reported in the other comprehensive income component of stockholders' equity; this change is subsequently reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining portion of the cash flow hedge is considered to be not highly effective (i.e., "ineffective"), and the change in the value of this portion of the hedge is recognized in current earnings.

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

On January 1, 2001, the Company adopted the provisions of SFAS No. 133. The Company recognized a resulting net liability for all derivatives totaling $1,135,000 of which, $352,000 ($351,000 after income taxes) was charged to the statement of earnings as a transition adjustment for the cumulative effect of the change in accounting principle. The remaining net liability for all derivatives was charged to the unbilled revenue component of accounts receivable for $375,000 and to the other comprehensive income component of stockholders' equity for $408,000.

At September 29, 2001, the Company's net value of all derivatives was a liability of $516,000. The derivative activity as reported in the Company's financial statements is as follows (in thousands):

	Periods Ended Sep. 29, 2001
	Quarter	Nine Months
Net asset (liability) for derivatives, beginning of period	$129	(1,135)
Changes in statements of earnings:
Sales:
Gain (loss) in value of embedded derivatives	(57)	978
Foreign exchange gain (loss) on derivative instruments:
Gain in value of ineffective portion of derivative instruments that qualify as hedging instruments	--	32
Gain (loss) in value on derivative instruments that do not qualify as hedging instruments	(413)	(583)
Matured foreign exchange contracts	(44)	139
Net statement of earnings gain (loss) from changes in value of derivative instruments	(514)	566
Other comprehensive income:
Matured foreign exchange contracts	--	11
Gain (loss) in value of highly effective hedge instruments	(131)	31
Hedges determined to be ineffective	--	11
Net other comprehensive income (expense)	(131)	53
Net liability for derivatives at September 29, 2001	$(516)	(516)
	===	===

The Company recognized no gains or losses during the quarter for cash flow hedges that have been discontinued because the forecasted transactions did not occur. All of the hedge contracts currently in place will expire by the end of June 2002. As of September 29, 2001, the Company's cash flow hedges had resulted in cumulative charges of $355,000 to other comprehensive loss; these charges will be reclassified to the statement of earnings over the next 12 months when the related hedged transactions affect the statement of earnings.

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

The Company has granted stock options and issued stock warrants that are potentially dilutive to basic earnings per share, summarized as follows:

	Sep. 29	Sep. 29
	2001	2000
Dilutive stock options, included in earnings   per share calculations:

Shares (in thousands)	613	922
Average price per share	$11.63	12.66

Anti-dilutive stock options, excluded from per share calculations:
Shares (in thousands)	1,351	554
Average price per share	$17.91	20.57

The Company's earnings per share in any particular period could be diluted by the effect of the convertible debt issued in the 1999 acquisition of the Montreal Space & Technology Division, calculated as if the debt were converted on the first day of the period, with net income adjusted for interest expense (net of taxes) that would have been avoided if such conversion had occurred.

For each earnings per share calculation reported for the third quarters and first nine months of 2001 and 2000 (i.e., earnings per share before accounting change, loss per share from cumulative effect of change in accounting principle, and net earnings per share), the numerators were the same as reported in the statement of earnings. Following is a reconciliation of the denominator for basic and diluted earnings per share calculations for the third quarters and nine months ended September 29, 2001 and 2000;

	Quarters Ended		Nine Months Ended
	Sep. 29 2001	Sep. 29 2000	Sep. 29 2001	Sep. 29 2000
Basic-weighted average common shares outstanding	9,733	8,776	9,182	8,754
Common equivalent shares from stock options
	85	144	93	177
Diluted-weighted average common and common equivalent shares outstanding
	9,818	8,920	9,275	8,931
	====	====	====	====

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

Following is a summary of comprehensive income:

	Quarters Ended		Nine Months Ended
	Sep. 29 2001	Sep. 29 2000	Sep. 29 2001	Sep. 29 2000
Net income	$1,005	1,815	4,512	4,211
Other comprehensive income (expense):     Foreign currency translation adjustment
	(254)	(365)	(827)	(313)
    Cumulative effect of accounting change
	--	--	(408)	--
    Adjustment for highly effective derivatives
	(131)	--	53	--
      Comprehensive income

$
	620	1,450	3,330	3,898
	====	====	====	====

  Inventories

Inventories included the following (in thousands):

	Sep. 29 2001	Dec. 31 2000
Parts and materials	$30,758	27,730
Work in process
	12,255	6,419
Finished goods
	2,202	5,406
Valuation allowance
	(1,582)	(1,372)
      Inventories, net
	$43,633	38,183
	=====	=====

6. Interim Segment Disclosures

The Company is organized into two reportable segments: space & technology, and wireless products. Each segment is separately managed and comprises a range of products and services that share distinct operating characteristics. The Company evaluates each segment primarily upon operating income.

Following is a summary of the Company's interim segment data (in thousands):

	Quarters Ended		Nine Months Ended
	Sep. 29 2001	Sep. 29 2000	Sep. 29 2001	Sep. 29 2000
Revenues:
Space & technology	$29,783	29,386	94,614	88,634
Wireless products	39,103	40,480	116,003	120,549
Total	$68,886	69,866	210,617	209,183
	=====	=====	======	======
Operating income (loss):
Space & technology	$(17)	(970)	2,704	(2,792)
Wireless products	1,920	4,782	6,850	11,682
Total	$1,903	3,812	9,554	8,890
	=====	=====	=====	=====
Net earnings (loss):
Space & technology	$(418)	(980)	944	(2,842)
Wireless products	959	2,870	4,257	6,854
Corporate	464	(75)	(689)	199
Total	$1,005	1,815	4,512	4,211
	=====	=====	=====	=====
Assets: (as of September 29, 2001 and 2000)
Space & technology	$132,921	108,506
Wireless products	99,445	91,987
Corporate	12,593	8,579
Total	$244,959	209,072
	======	======

Supplemental Information- Revenues by Product Line:
Space & technology	$29,783	29,386	94,614	88,634
Wireless products:
Network products & systems integration	23,515	19,959	66,997	60,898
PCS/cellular antennas	10,192	17,051	33,468	49,751
SATCOM	5,396	3,470	15,538	9,900
Total wireless products	39,103	40,480	116,003	120,549
Total consolidated revenues	$68,886	69,866	210,617	209,183
	=====	=====	======	======

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Consolidated net sales for the third quarter of 2001 were $68.9 million compared to $69.9 million for the same period of 2000. This decrease was primarily due to the record level of sales generated in 2000 by the Company's PCS/cellular antenna product line (part of the wireless products segment), compared with the slowing of the build-out of North American PCS/cellular systems in 2001, which could have a material effect on future periods if it persists. However, the decrease in PCS/cellular antenna product line sales was partially offset by higher revenues in 2001 for the space & technology segment, which had increased effort and progress on several large newer contracts for satellite hardware.

Consolidated net sales for the first nine months of 2001 were $210.6 million compared to $209.2 million for the same period of 2000. As a result of a good backlog of space business and strength in the Company's North American markets, the space & technology segment and all lines in the wireless products segment, except for the PCS/cellular antenna products, reported sales increases for the first nine months of 2001 compared with 2000. As with the quarter, the nine-months comparison for the PCS/cellular antenna product line reflected record 2000 sales and the slowing build-out in 2001 of PCS/cellular systems.

As required by SFAS 133, the Company's sales included a $57,000 negative adjustment and a $978,000 positive adjustment for the third quarter and the first nine months of 2001, respectively, related to the change in the value of the embedded derivatives contained in long-term sales contracts. The sales adjustment for derivatives will vary with the level of outstanding long-term sales contracts and with the movement of certain foreign exchange rates, primarily the U.S. dollar versus the Canadian dollar. Generally, a stronger U.S. dollar will result in a more favorable sales adjustment for the Company.

Cost of sales as a percentage of consolidated net sales for the third quarter and the first nine months of 2001 was 68.0% and 66.8% respectively, as compared with 69.2% and 68.0% for the same periods one year earlier. These decreases in 2001 are mainly due to a more favorable contract mix in the space & technology segment.

Selling, general and administrative (SG&A) expenses were $13.6 million for the third quarter of 2001 compared with $12.3 million for the same period in 2000. SG&A expenses were $39.9 million for the first nine months of 2001 compared with $37.5 million for the same period in 2000. SG&A expenses were higher in 2001 compared with 2000 primarily due to the Company's increased marketing efforts in the wireless products segment, particularly European sales and marketing activities for the LXE product line, the opening of the Brazilian PCS/cellular antenna production facility in 2001, and support for new products and capabilities in the SATCOM product line.

Research and development (R&D) expenses represent the cost of the Company's internally funded efforts. Significant R&D efforts also occur under specific customer orders in the space & technology segment and, accordingly, are reflected in cost of sales. R&D expenses for the first nine months of 2001 were not materially different from the same period in 2000. In addition, the Company expects the level of R&D expenses for the full year to be consistent with R&D expenses in 2000. However, R&D expenses increased to $6.5 million in the third quarter of 2001 from $5.4 million for the same period in 2000. This increase was due to the timing of self-funded versus customer-funded R&D expenses in 2000.

The foreign exchange gain (loss) increased to a gain of $161,000 in the first nine months of 2001 compared with a loss of $108,000 in the same period of 2000, due to more favorable exchange rates of the U.S. dollar versus other foreign currencies, in particular the Canadian dollar.

Interest expense did not materially increase in the third quarter of 2001 compared with the third quarter of 2000. Interest expense increased $614,000 in the first nine months of 2001 as compared with the same period in 2000. This increase was primarily due to a larger average debt balance than in the same period of 2000, partially offset by lower interest rates.

The effective income tax rate for the year-to-date period in 2001 was 18% compared with 28% in 2000. This decrease mainly related to the adoption of SFAS No.133. Based upon the substantial tax benefit carryforwards that the Company has available to apply against future taxable income in Canada, the Company did not provide income tax expense on the net gains associated with derivative instruments related to the Company's Canadian operations. Excluding the effect of adopting SFAS No. 133, the Company's effective tax rate for the first nine months of 2001 would have been 21%, a reduction from last year as a result of a relatively higher proportion of taxable income being generated by the Company's Canadian operations, which generally have a more favorable rate than its U.S. operations due to research-related tax incentives.

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

On January 1, 2001, the Company adopted the provisions of SFAS No. 133. The Company recognized a resulting net liability for all derivatives totaling $1,135,000, of which, $352,000 ($351,000 after income taxes) was charged to the statement of earnings as a transition adjustment for change in accounting principle. The remaining net liability for all derivatives was charged to the unbilled revenue component of accounts receivable for $375,000 and to the other comprehensive income component of stockholders' equity for $408,000.

As a result of the ineffective portion of its hedging intruments, the Company recognized in current earnings no net gain or loss for the third quarter of 2001 and a $32,000 net gain for the first nine months of 2001. During the third quarter and first nine months of 2001, the Company recognized net losses of $413,000 and $583,000 respectively related to the portion of the derivative instruments that did not qualify as hedging instruments.

Liquidity and Capital Resources

Cash used in operating activities during the nine months ended September 29, 2001 totaled $4.8 million. The main factor causing the use of cash in 2001 was the growth in receivables associated with the timing and achievement of billing milestones on certain long-term contracts in the space & technology segment. Additionally, the terms (including billing milestones) of one large space & technology contract are being renegotiated due to the customer's increase in the Company's scope of work, which has caused delay in payments to the Company. The Company expects that its cash flow from operations will improve as these billing milestones are achieved in the next several quarters.

On August 28, 2001, the Company announced that it had completed the sale of approximately 1.3 million shares of its common stock to selected institutional and private investors. The stock was priced at $14 per share, with net proceeds to the Company of approximately $17.6 million. Following this private placement, EMS Technologies has a total of 10.4 million shares outstanding.

On July 31, 2001, the Company entered into a promissory note with General Electric Capital Business Asset Funding Corporation (GE Capital) for $10.5 million. This note is secured by a first mortgage on the Company's headquarters facility, has a fifteen-year term, and accrues interest at the rate of 8% per annum. The proceeds of this note were used to reduce short-term debt.

On July 31, 2001, the Company also amended its line of credit with SunTrust Bank to reduce the available financing under the facility from $40 million to $30 million. The reduction in the line is due to the security transferred to GE Capital for the above-described mortgage note.

During April 2001, the Company entered into a master lease financing agreement with Bank of America Leasing & Capital, L.L.C. (Bank of America). This new agreement allows the Company to purchase up to $8.5 million of capital equipment through February 2002 on lease schedules ranging from three to five years. At the end of each lease, the Company may either buy the equipment or return the equipment to Bank of America. The buyout on three-year leases is $1 and the buyout on five-year leases is 10% of the original cost. During April, the Company consummated a sale-leaseback transaction under the Bank of America master lease agreement on $2.2 million of existing equipment, $1.9 million on a five year lease and $300,000 on a three year lease in each case at a 7.2% rate per annum.

The Company's new financing arrangements completed during the third quarter of 2001 have significantly improved its cash position and its debt-to-equity ratio. Management believes that the Company has the corporate resources to support its current near-term business activities and capital investment plans. However, additional sources of liquidity will be needed over the next few years if the Company and its markets continue to grow.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting for all business combinations initiated and completed after June 30, 2001. SFAS No. 141 also specifies the criteria for reporting, apart from goodwill, intangible assets that have been acquired in a purchase-method business combination. The Company is required to adopt the provisions of SFAS No. 141 effective immediately, and this adoption is not expected to have a material effect on the financial results.

Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives will no longer be amortized, but will instead be tested periodically for impairment. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed periodically for impairment. The Company is required to adopt the provisions of SFAS No. 142 effective January 1, 2002, but the Company has not yet determined the effect, if any, of adopting SFAS No. 142. The Company expects to have unamortized goodwill at December 31, 2001 of approximately $13 million, which will be subject to the transition provisions of SFAS No. 142. Goodwill amortization expense was $390,000 for the nine months ended September 29, 2001, and $520,000 for the year ended December 31, 2000.

In July 2001, the Financial Accounting Standards Board also issued SFAS No. 143, "Accounting for Asset Retirement Obligations." That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

The SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company does not believe the adoption of this pronouncement will have a material impact on the Company's consolidated financial statements.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121) and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, "Goodwill and Other Intangible Assets."

The Company is required to adopt SFAS No. 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS No. 144 will have on the Company's financial statements.

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

 ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 29, 2001, the Company had the following market risk sensitive instruments (in thousands):

Sep. 29 2001
Revolving credit loan, maturing in November 2003, interest payable quarterly at a variable rate (average rate of 5.90% at the end of the quarter)	$15,785

Revolving credit loan, maturing in March 2002, interest payable at a variable rate (6.25% at the end of the quarter)	13,262
Total market-sensitive debt	$29,047
=====

The above loans are rate-sensitive agreements whose interest rate fluctuates over time.

As of September 29, 2001, the Company also had intercompany accounts that eliminate in consolidation but are considered market risk sensitive instruments:

Short-Term Due to Parent, payable by European subsidiaries in the following countries and arising from purchase of the Company's products for sale in Europe:

	Exchange Rate
	($US per unit of		$US in thousands
	local currency)		(Reporting Currency)
Australia	.4914	/Dollar	$397
Belgium	.0226	/Franc	3,150
France	.1389	/Franc	2,510
Germany	.4660	/Mark	516
Italy	.0005	/Lira	149
Netherlands	.4136	/Guilder	282
Sweden	.0936	/Krona	240
United Kingdom	1.4738	/Pound	828
Total short-term due to parent			$8,072
			====

 Foreign currency risk associated with hedge contracts.

	Notional Amount	Average Contract Rate	($US in thousands) Fair Value
Foreign currency forward exchange contracts:
Euros (buy with Canadian dollars)	1,000 Euros	1.4082	$ 13
Euros (sell for Canadian dollars)	2,500 Euros	1.4000	(37)
U.S. dollars (sell for Canadian dollars)	16,500 USD	1.5474	(365)
Euros (sell for USD)	500 Euros	0.9030	4
Canadian dollars (buy)	5,000 CAD	1.4223	(354)

The Company enters into foreign currency forward contracts in order to mitigate the risks associated with currency fluctuations on future cash flows.

PART II

OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds.

    During the reporting period the Registrant issued equity securities that were not registered under the Securities Act of 1933, as follows:

    Private Issuance of Common Stock and Warrant

      On August 22, 2001, the Registrant issued 1,328,000 shares of its Common Stock, $.10 par value, and warrants for the purchase of 66,400 of such Common Shares.

      There were no underwriters, and the securities were not publicly offered. The purchasers were various professionally managed investment funds and institutional investors.

      The offering price for the Common Shares was $14 per share, or $18,592,000 in the aggregate. Fees were paid to the placement agent in the amount of $929,000, and the above-specified warrants were issued to the placement agent as additional compensation for its services.

      The Common Shares and Warrants were issued in reliance on the exemption set forth in Section 4(2) of the Securities Act and Rule 506 thereunder. Offerees were limited to Accredited Investors (as defined in Rule 501), no general solicitations, general advertisements or other public solicitations were made, the number of purchasers was less than 35, and all securities were restricted as to further distribution other than in transactions registered or exempt from registration under the Securities Act.

ITEM 6. Exhibits and Reports on Form 8-K

  Exhibits-The following exhibits are filled as part of this report:

    Second Amended and Restated Articles of Incorporation of EMS Technologies, Inc. effective March 22, 1999 (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

    Bylaws of EMS Technologies, Inc., as amended through March 15, 1999 (incorporated by reference Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

    Form of Agreement entered in September 2001 between the Company and each of its executive officers, related to certain change-of-control events.

(b) Reports on Form 8-K. On August 16, 2001, the Registrant filed a Report on Form 8-K, reporting with respect to Item 5, Other Events.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMS TECHNOLOGIES, INC.
By:	/s/ Alfred G. Hansen ______________________________	Date:	November 13, 2001
Alfred G. Hansen
President, Chief Executive Officer and Director (Principal Executive Officer)
By:	/s/ Don T. Scartz ______________________________	Date:	November 13, 2001
Don T. Scartz
Senior Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)

Exhibit 10.1

AGREEMENT

THIS AGREEMENT, effective as of this day of September, 2001, by and between EMS TECHNOLOGIES, INC., a Georgia corporation (the "Company"), and ______________________________ (the "Executive").

W I T N E S S E T H:

WHEREAS, the Company wishes to assure both itself and its key employees of continuity of management and objective judgment in the event of any Change in Control (as defined below) of the Company and to provide certain other benefits, and the Executive is a key employee of the Company and an integral part of its management;

NOW, THEREFORE, for and in consideration of the premises and the mutual covenants herein contained, the parties hereby agree as follows:

I. TERM OF AGREEMENT.

This Agreement shall be effective immediately upon its execution by the parties hereto. The term of this Agreement shall be for a rolling, three-year term commencing on the date hereof, and shall be deemed automatically (without further action by either the Company or the Executive) to extend each day for an additional day such that the remaining term of the Agreement shall continue to be three years.

II. DEFINITIONS.

1. Board - The Board of Directors of the Company, or its successor.

2. Cause - The term "Cause" as used herein shall mean: (i) any act that constitutes, on the part of the Executive, (a) fraud, dishonesty, gross negligence, or willful misconduct and (b) that directly results in material injury to the Company, or (ii) the Executive's conviction of a felony or crime involving moral turpitude. A termination of the Executive for "Cause" based on clause (i) of the preceding sentence shall take effect 30 days after the Company gives written notice of such termination to the Executive specifying the conduct deemed to qualify as Cause, unless the Executive shall, during such 30-day period, remedy the events or circumstances constituting Cause to the reasonable satisfaction of the Company. A termination for Cause based on clause (ii) above shall take effect immediately upon giving of the termination notice.

3. Change in Control - The term "Change in Control" as used herein shall mean the occurrence of one of the following:

(i) the Company consolidates or merges with or into another corporation, or is otherwise reorganized, if the Company is not the surviving corporation in such transaction or if after such transaction any other corporation, association or other person, entity or group or the shareholders thereof own, directly or indirectly, more than 50% of the then-outstanding shares of common stock or more than 50% of the assets of the Company; or

(ii) more than 35% of the then-outstanding shares of common stock of the Company are, in a single transaction or in a series of related transactions, sold or otherwise transferred to or are acquired by any other corporation, association or other person, entity or group, whether or not any such shareholder or any shareholders included in such group were shareholders of the Company prior to the Change in Control; or

(iii) an election, or series of related elections, of members of the Board of Directors shall occur such that a majority of such members following such election(s) shall not have been nominated or recommended for election by a majority of the members of the Board of Directors who were serving immediately prior to such election(s); or

(iv) the occurrence of any other event or circumstance which is not covered by (i) through (iii) above which the Board determines affects control of the Company and constitutes a Change in Control for purposes of this Agreement;

in each such case without the approval prior to the occurrence of such event or circumstance by the Board of Directors

4. Disability - The term "Disability" shall mean the Executive's inability as a result of physical or mental incapacity to substantially perform his duties for the Company on a full-time basis for a period of six months.

5. Excess Severance Payment - The term "Excess Severance Payment" shall have the same meaning as the term "excess parachute payment" defined in Section 280G(b) (1) of the Code.

6. Severance Payment - The term "Severance Payment" shall have the same meaning as the term "parachute payment" defined in Section 280G(b) (2) of the Code.

7. Present Value - The term "Present Value" shall have the same meaning as provided in Section 280G(d) (4) of the Code.

8. Reasonable Compensation - The term "Reasonable Compensation" shall have the same meaning as provided in Section 280G(b) (4) of the Code.

III. BENEFITS UPON TERMINATION.

1. Termination Upon Change in Control - If a Change in Control occurs during the term of this Agreement and the Executive's employment is terminated within 24 months thereafter, and such termination is a result of Involuntary Termination or Voluntary Termination, as defined below, then the benefits described in Section 2 below shall, subject to Article IV of this Agreement, be paid or provided to the Executive. The fact that Executive is eligible for early, normal or delayed retirement under a Company retirement plan at the time of his termination shall not make him ineligible to receive benefits hereunder.

(a) Involuntary Termination - For purposes hereof, "Involuntary Termination" shall mean termination of employment that is involuntary on the part of the Executive and that occurs for reasons other than Cause, Disability or death.

(b) Voluntary Termination - For purposes hereof, "Voluntary Termination" shall mean termination of employment that is voluntary on the part of the Executive, and, in the judgment of the Executive, is due to, and which occurs within six months of:

(i) the assignment to the Executive of any duties inconsistent with the Executive's title and status in effect prior to the Change in Control, a material increase or decrease in the Executive's responsibilities at the Company from those in effect immediately prior to the Change in Control, or an adverse alteration in the nature or status of such responsibilities (other than any such alteration to the extent incidental to the fact that the Company may no longer be a public company);

(ii) a reduction by the Company of the Executive's base salary from such salary in effect prior to the Change in Control;

(iii) the relocation of the Company's principal executive offices to a location outside the Atlanta, Georgia metropolitan area, or the Company's requiring the Executive to be based anywhere other than the Company's principal executive offices, except for required travel on the Company's business to an extent substantially consistent with the Executive's business travel obligations prior to the Change in Control;

(iv) the failure by the Company, without the Executive's consent, to pay to the Executive any portion of the Executive's then-current compensation (including base salary and annual bonus), or to pay to the Executive any portion of an installment of deferred compensation under any deferred compensation program of the Company, in each case within seven days of the date such compensation is due;

(v) the failure by the Company to continue in effect any compensation plan in which the Executive participates immediately prior to the Change in Control, which is material to the Executive's total compensation, including but not limited to the Company's annual bonus plan, stock option plan, or any similar or substitute plans adopted prior to the Change in Control, unless an equitable arrangement (embodied in an ongoing substitute or alternative plan) has been made with respect to such plan, or the failure by the Company to continue the Executive's participation in such plan (or in such substitute or alternative plan) on a basis not materially less favorable, both in terms of the amount of benefits provided and the level of the Executive's participation relative to other participants, as existed immediately prior to the Change in Control; or

(vi) the failure by the Company to continue to provide the Executive with benefits substantially similar to those enjoyed by the Executive under any of the Company's life insurance, medical, health and accident or disability plans in which the Executive was participating immediately prior to the Change in Control, or the taking of any action by the Company which would directly or indirectly materially reduce any of such benefits or would deprive the Executive of any material fringe benefit otherwise enjoyed by the Executive immediately prior to the Change in Control.

A termination shall not be considered voluntary within the meaning of this Agreement if such termination is the result of Cause, Disability or death of the Executive. The Executive's continued employment shall not constitute consent to, or a waiver of rights with respect to, any act or failure to act relating to Voluntary Termination hereunder.

2. Benefits to be Provided - If the Executive becomes eligible for benefits under Section 1 above, the Company shall pay or provide to the Executive the compensation and benefits set forth in this Section 2.

(a) Salary - The Executive will continue to receive his current salary (subject to withholding of all applicable taxes and any amounts referred to in Section 2(b) below) for a period of 36 months from his date of termination in the same manner as it was being paid as of the date of termination; provided, however, that the salary payments provided for hereunder shall be paid in a single lump sum payment, to be paid not later than 30 days after his termination of employment; provided, further, that the amount of such lump sum payment shall be determined by taking the salary payments to be made and discounting them to their Present Value on the date the Executive's employment is terminated. For purposes hereof, the Executive's "current salary" shall be the highest rate in effect during the six-month period prior to the Executive's termination.

(b) Health and Life Insurance Coverage - The health and life insurance benefits coverage (including any executive medical plan or split dollar insurance plan) provided to the Executive at his date of termination (or within six months prior to such date of termination), shall be provided by the Company at its expense at the same level and in the same manner as if his employment had not terminated (and, if applicable, such coverage had not been terminated or modified within six months prior to such date of termination), but subject to the customary changes in such coverages if the Executive reaches age 65 or has similar changes in personal or family circumstances, beginning on the date of such termination and ending on the date 12 months from the date of such termination. Any additional coverages the Executive had at termination, including dependent coverage, will also be continued for such period on the same terms, to the extent permitted by the applicable policies or contracts. Any costs the Executive was paying for such coverages at the time of termination shall be paid by the Executive by separate check payable to the Company each month in advance. If the terms of any benefit plan referred to in this Section do not permit continued participation by the Executive, then the Company will arrange for other coverage at its expense providing substantially similar benefits. The coverages provided for in this Section shall be applied against and reduce the period for which COBRA will be provided, and may at the Company's election be provided as COBRA coverage, subject to payment by the Company to the Executive of additional compensation equal to the excess of the COBRA premium over the costs otherwise payable by the Executive as provided above, in each case as in effect from time to time, plus an additional amount as necessary to reimburse the Executive for additional taxes payable on both such additional compensation and such additional amount at a combined tax rate of 45%.

(c) Stock Options - As of the Executive's date of termination, all outstanding stock options granted to the Executive under any stock option plan or program maintained by the Company shall become 100% vested and immediately exercisable, and shall thereafter remain exercisable until the expiration dates otherwise in effect had the Executive remained continuously employed by the Company.

(d) Effect of Death - In the event of the Executive's death after he becomes entitled to benefits hereunder, the benefits shall be continued to his spouse for the remainder of the applicable 36 or 12-month period. If the Executive is not married, the benefits shall cease on his date of death.

IV. LIMITATION OF BENEFITS.

1. Limitation of Amount - Notwithstanding anything in this Agreement to the contrary, if any of the compensation or benefits payable, or to be provided, to the Executive by the Company under this Agreement are treated as Excess Severance Payments (whether alone or in conjunction with payments or benefits outside of this Agreement), the compensation and benefits provided under this Agreement shall be modified or reduced in the manner provided in Section 2 below to the extent necessary so that the compensation and benefits payable or to be provided to the Executive under this Agreement that are treated as Severance Payments, as well as any compensation or benefits provided outside of this Agreement that are so treated, shall not cause the Company to have paid an Excess Severance Payment. In computing such amount, the parties shall take into account all provisions of Code Section 280G, and the regulations thereunder, including making appropriate adjustments to such calculation for amounts established to be Reasonable Compensation. The determinations under this Section IV.1 with regard to Excess Severance Payments shall be made by an independent accounting firm selected by the Company and the Executive, which shall provide detailed supporting calculations to the parties.

2. Modification of Amount - In the event that the amount of any Severance Payments which would be payable to or for the benefit of the Executive under this Agreement must be modified or reduced to comply with this Article, the Executive shall direct which Severance Payments are to be modified or reduced; provided, however, that no increase in the amount of any payment shall be made without the consent of the Company.

3. Avoidance of Penalty Taxes - This Article shall be interpreted so as to avoid the imposition of excise taxes on the Executive under Section 4999 of the Code or the disallowance of a deduction to the Company pursuant to Section 280G(a) of the Code with respect to amounts payable under this Agreement. In connection with any Internal Revenue Service examination, audit or other inquiry, the Company and the Executive agree to take action to provide, and to cooperate in providing, evidence to the Internal Revenue Service that the compensation and benefits provided under this Agreement do not result in the payment of Excess Severance Payments.

4. Additional Limitation - In addition to the limits otherwise provided in this Article, to the extent permitted by law the Executive may in his sole discretion elect to reduce (or change the timing of) any payments he may be eligible to receive under this Agreement to prevent the imposition of excise taxes on the Executive under Section 4999 of the Code or to otherwise reduce or delay liability for taxes owed under the Code.

V. MISCELLANEOUS.

1. Notices - Any notice to a party required or permitted to be given hereunder shall be in writing and shall be deemed given when delivered and shall be hand delivered, sent by facsimile transmission with request for confirmation of receipt, or mailed registered or certified mail (return receipt requested), to such party at such party's address as specified below, or at such other address as such party shall specify by notice to the other.

If to the Company: EMS Technologies, Inc.

660 Engineering Dr.

Norcross, GA 30092

Attention: General Counsel

If to the Executive, to his last address provided to the Company by the Executive, and if none as otherwise shown on the records of the Company.

2. Assignment - This Agreement shall inure to the benefit of and shall be binding upon the parties hereto and their respective executors, administrators, heirs, personal representatives and successors, but, except as hereinafter provided, neither this Agreement nor any right hereunder may be assigned or transferred by either party thereto, or by any beneficiary or any other person, nor be subject to alienation, anticipation, sale, pledge, encumbrance, execution, levy or other legal process of any kind against the Executive, his beneficiary or any other person. Notwithstanding the foregoing, any person or business entity succeeding to substantially all of the business of the Company by purchase, merger, consolidation, sale of assets or otherwise, shall be bound by and shall adopt and assume this Agreement and the Company shall obtain the assumption of this Agreement by such successor. Failure by the Company to obtain such assumption and agreement prior to the effective date of any such succession shall be a breach of this Agreement and shall entitle Executive to the same compensation and benefits upon Involuntary Termination or Voluntary Termination as if a Change in Control had occurred.

3. No Obligation to Fund - The agreement of the Company (or its successor) to make payments to the Executive hereunder shall represent solely the unsecured obligation of the Company (and its successor), except to the extent the Company (or its successor) in its sole discretion elects in whole or in part to fund its obligations under this Agreement pursuant to a trust arrangement or otherwise.

4. Applicable Law - This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of Georgia.

5. Arbitration of Disputes; Expenses - All claims by the Executive for compensation and benefits under this Agreement shall be directed to and determined by the Board and shall be in writing. Any denial by the Board of a claim for benefits under this Agreement shall be delivered to the Executive in writing within 20 days following the submission of such claim, and shall set forth the specific reasons for the denial and the specific provisions of this Agreement relied upon. Any further dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration in Atlanta, Georgia, in accordance with the commercial arbitration rules of the American Arbitration Association then in effect. The arbitration award shall be final and binding upon the parties, and judgment upon the award may be entered on the arbitrator's award in any court having jurisdiction. Any arbitration award in favor of the Executive, in whole or in part, shall include interest, at the rate of 10% per annum, on the amount awarded from the date it was due for payment as provided in this Agreement. In the event the Executive incurs legal fees and other expenses in seeking to obtain or enforce any rights or benefits provided by this Agreement and is successful, in whole or in part, in obtaining or enforcing any such rights or benefits through settlement, arbitration or otherwise, the Company shall promptly pay, and any arbitration award shall include, the Executive's reasonable legal fees and expenses incurred in enforcing this Agreement and the Executive's share of the fees of the arbitrator. Except to the extent provided in the preceding sentence, each party shall pay its own legal fees and other expenses associated with any dispute, provided, that the fee for the arbitrator shall be shared equally.

6. Amendment - This Agreement may only be amended by a written instrument signed by the parties hereto, which makes specific reference to this Agreement.

7. Severability - If any provision of this Agreement shall be held invalid or unenforceable by any court of competent jurisdiction, such holding shall not invalidate or render unenforceable any other provisions hereof.

8. Other Benefits - Nothing in this Agreement shall limit or replace the compensation or benefits payable to the Executive, or otherwise adversely affect the Executive's rights, under any other benefit plan, program or agreement to which the Executive is a party.

IN WITNESS WHEREOF, the Company has caused this Agreement to be executed on its behalf by its duly authorized officers and the Executive has hereunder set his hand, as of the date first above written.

EMS TECHNOLOGIES, INC.

_________________________

By:

Title:

(Corporate Seal)

_________________________

Attest:

             Secretary

EXECUTIVE

_________________________