Form 10-Q/A
period 2001-06-30
EMS TECHNOLOGIES INC
filed 2001-11-14
CIK 32198

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

As of June 30, 2001, the Company also had intercompany accounts that eliminate in consolidations but are considered market risk sensitive instruments:

Short-Term Due to Parent, payable by European subsidiaries in the following countries and arising from purchase of the Company's products for sale in Europe:

	Exchange Rate ($U.S. per unit of local currency)		$U.S. in thousands (Reporting Currency)
Australia	.5104	/Dollar	$278
Belgium	.0211	/Franc	732
France	.1296	/Franc	1,823
Germany	.4347	/Mark	363
Netherlands	.3858	/Guilder	168
Sweden	.0921	/Krona	226
United Kingdom	1.4152	/Pound	691
Total short-term due to parent			$4,281

Foreign currency risk associated with hedge contracts.

	National Amount	Avg. Contract Rate	Fair Value
Foreign currency forward exchange contracts:
Euro's (sell for Canadian dollars)	1,300 Euro's	1.339	29
U.S. dollars (sell for Canadian dollars)	5,000 USD	1.5396	48
Euro's (sell for USD)	500 Euro's	0.8505	(5)
Canadian dollars (buy)	5,000 CAD	1.5189	(224)

The Company enters into foreign currency forward contracts in order to mitigate the risks associated with currency fluctuations on future cash flows.

PART II

OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds.

    During the reporting period the Registrant issued equity securities that were not registered under the Securities Act of 1933, as follows:

    Private Issuance of Common Stock

      On May 14, 2001, the Registrant issued 225,994 shares of its Common Stock, $.10 par value, and obligated itself to issue additional such shares in the future depending upon the future financial performance of the product lines acquired in the transaction.

      There were no underwriters, and the securities were not publicly offered. The acquirers at the closing were four former shareholders of CI Wireless, Inc., a corporation acquired by the Registrant in the transaction.

      The Common Stock was valued for the purposes of the transaction at $15.39 per share, or $3,479,000 in the aggregate for the shares issued at closing. No brokerage or similar fees were paid in the transaction.

      The Common Stock was issued in reliance on the exemption set forth in Section 4(2) of the Securities Act and Rule 506 thereunder. Offerees were limited to the seven holders of the common stock of CI Wireless, Inc.; each offeree was either a sophisticated investor or designated a qualified Purchaser Representative; no general solicitations, general advertisements or other public solicitations were made; and all securities were restricted as to further distribution other than in transactions registered or exempt from registration under the Securities Act.

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