Form 10-K
period 2001-12-31
EMS TECHNOLOGIES INC
filed 2002-04-02
CIK 32198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

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
Common Stock, $.10 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K: [X]

The aggregate market value of voting stock held by persons other than directors or executive officers on March 18, 2002 was $228.2 million, based on a closing price of $22.10 per share. The basis of this calculation does not constitute a determination by the registrant that all of its directors and executive officers are affiliates as defined in Rule 405.

As of March 18, 2002, the number of shares of the registrant's common stock outstanding was 10,459,643 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Company's 2001 Annual Report to Shareholders and definitive proxy statement for the 2002 Annual Meeting of Shareholders of the registrant is incorporated herein by reference in Parts II, III and IV of this Annual Report on Form 10-K.

ITEM 1. Business

GENERAL

SUMMARY

EMS Technologies, Inc. (the "Company") designs, manufactures and markets products that are important in many kinds of wireless communications. The Company focuses on the needs of the mobile information user, with an increasing emphasis on broadband applications for high-data-rate, high-capacity wireless communications.

The Company is organized around four reportable business segments: Space & Technology, LXE, EMS Wireless and SATCOM. Each segment is separately managed and comprises products and services that share distinct operating characteristics. However, the Company believes that one of its competitive strengths is the technological and marketing synergy that occurs among the segments, as well as among the Company's various product lines. The Company believes that this synergy creates a path for highly advanced technologies to migrate to products for broader markets.

  Space & Technology

  This segment manufactures custom-designed, highly engineered hardware for use in space and satellite communications and defense electronics applications. Orders in this segment typically involve long-term contracts with production schedules that can extend a year or more, and most revenues are recognized under percentage-completion accounting. Space & Technology products are sold to space and aerospace prime contractors or communications systems integrators rather than end-users. The Space & Technology segment accounted for 45%, 42% and 49% of consolidated net sales in 2001, 2000 and 1999, respectively.

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

  Another major source of business is the defense market. Activity in this market increased substantially in 2001, and in that year the Company received $50 million of new defense orders. The Company believes that applications for secure communications, surveillance and military counter-measures will continue to increase, and that these applications are well-suited to the Company's unique technology base and its considerable experience on previous such programs.

  LXE

  The LXE segment manufactures wireless mobile computers and other wireless local area network (LAN) products for logistics applications. Typical uses include real-time data communications on inventory movement in a large warehouse, manufacturing facility, or seaport. The manufacturing cycle for each order is generally just a few days, and revenues are recognized upon shipment of hardware. Hardware is marketed to end-users and to third parties who incorporate their products and services with the Company's hardware for delivery to end-users. The LXE segment accounted for 30%, 27% and 32% of consolidated net sales in 2001, 2000 and 1999, respectively.

  EMS Wireless

  The EMS Wireless segment manufactures base-station antennas and repeaters for PCS/cellular communications systems. The manufacturing cycle for each order is generally just a few days, and revenues are recognized upon shipment of hardware. Hardware is marketed to wireless service providers and to original equipment manufacturers (OEMs) for mobile voice/paging services, as well as for other emerging high-speed wireless systems. The EMS Wireless segment accounted for 15%, 22% and 11% of consolidated net sales in 2001, 2000 and 1999, respectively.

  SATCOM

The SATCOM segment manufactures antennas, terminals and other hardware for earth-based communications via satellite link. Typical applications include voice/data communications aboard corporate jets, search-and-rescue systems that use satellite surveillance, and tracking/messaging for long-haul trucks. The manufacturing cycle for each order is generally just a few days, and revenues are recognized upon shipment of hardware. Hardware is marketed to third parties who incorporate their products and services with the Company's hardware for delivery to end-users. The SATCOM segment accounted for 8%, 6% and 5% of consolidated net sales in 2001, 2000 and 1999, respectively.

The discussion of the Company's business set forth in this Item 1 is qualified by the materials appearing below under the headings "Risk Factors" and "Forward-Looking Statements."

BACKGROUND

In its Space & Technology segment, the Company has developed strong expertise in components and subsystems. In the mid-1970's, the Company pioneered the use of electronic beam-forming networks (BFNs). A BFN allows a satellite to dynamically adjust its antenna pattern in orbit. BFN technology was originally used by defense communications satellites to combat interference from the ground, but it has become an important concept in a wide range of modern communications satellites. The core technologies required for beam forming are directly applicable to a range of defense applications including radar, signal intelligence, and electronic countermeasure systems. The Company's heritage in BFN technology also enables "spot-beam" technology for satellites to cover specific areas on the earth's surface. When coupled with the use of high frequencies, such as the Ka-band, this spot-beam technology allows for high-data-rate communications and very high capacity for both defense and commercial applications. The Company also produced the first all-electronic switch matrix to provide flexible interconnectivity between uplink and downlink channels in a commercial communications satellite.

In 1999, the Company added expertise in space systems, payload integration and ground terminal technologies by acquiring the Space Systems and Products Division of Spar Aerospace Limited, based in Montreal. This division (now Space & Technology/Canada) has long been one of the leading competitors in the Canadian and international space industries. It has produced payloads and full antenna systems for major communications and remote sensing satellites, as well as robotics for NASA's Space Shuttle and the International Space Station, and is leading the Company's broadband initiatives.

In the early 1980's, the Company sought to diversify its predominantly defense-related business base by moving into commercial markets. As a result, the Company used its expertise in wireless technologies to develop the LXE product line of wireless mobile computers and network products. By communicating with the host computer network in real-time, these LXE products enhance the productivity of mobile workers and improve the accuracy and timeliness of transaction-processing data. LXE's principal market is for material management functions in warehouses and distribution centers (the "logistics" market), including seaports. A major factor in the long-term growth of the logistics market and the LXE product line has been expanding use by many industries of more advanced information technologies, including computer networking, enterprise software and auto-identification (such as barcoding).

The EMS Wireless segment includes PCS/cellular base station antennas and repeaters. The leading product in this line (marketed under the "DualPol" trademark) employs polarization-diversity technology. These antennas allow cell-site tower structures that are much simpler and less obtrusive than conventional antenna towers. In addition, these antennas offer superior coverage and resistance to signal-fading, as compared with networks with conventional vertically-polarized antennas. The Company also offers a line of repeaters and in-building products, as well as a full line of lower-priced, conventional antennas for both cellular and PCS networks. These infrastructure products, along with a family of accessory products, are marketed to service providers and to OEMs domestically and internationally.

The Company has also established an industry-leading position in the market for mobile SATCOM (satellite communications) antennas and terminals. Initially these products were developed for international search and rescue, in which satellite technology helps locate downed aircraft or oceangoing ships in distress. The most successful component of the Company's SATCOM product lines was developed for advanced communications by corporate jets. In these aeronautical applications, the Company's antennas are mounted atop the jet's stabilizer and automatically change position to remain pointed at a communications satellite during flight; these systems provide voice, data and video communications via satellite. The Company has recently begun introducing other SATCOM products, including a high-speed data product to provide both voice and data connections with speeds up to 128kbps, and a packet-data terminal to provide two-way real-time data communications for messaging, tracking and monitoring in the transportation, public safety and remote industrial controls markets. SATCOM has also made initiatives with software products used for incident management for search and rescue applications with customers around the world. The Company has also delivered an airborne antenna system to provide multi-channel video to commercial aircraft,

MARKETS AND PRODUCTS

Space & Technology Markets

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

Demand for commercial satellites will be determined by several factors, including:

(1) growth in demand for new satellite-based applications, such as mobile communications or data services;

(2) growth in business networking;

(3) growth in direct-to-home television and related voice, video and data systems;

(4) development of new satellite-based communications architectures to provide basic telephone and television services in developing regions of the world; and

The Company believes that its Space & Technology business will be able to make significant contributions in defense areas of increasing national importance, such as secure satellite communications, electronic warfare, and aeronautical high-speed data for surveillance and communications. EMS' base of technologies, especially the use of ferrite ceramics to control radio frequency signals, is well suited to many advanced defense applications; as a result, EMS has supplied hardware to all of the U.S. military's satellite communications programs (including DSCS and MILSTAR) and many other advanced-technology programs, such as the JSTARS battlefield surveillance program.

Space & Technology Products

The Company designs and manufactures innovative satellite communications products. These products include satellite systems, subsystems and components that address the need for reliable, high-speed communications systems. The products developed by the Company for the Space & Technology segment comprise seven main lines:

  Antenna products

  Microwave and power products

  Ferrite products

  Digital command and control products

  Avionics products

  Optical products and scientific instruments, and

  Broadband products.

- Antenna Products

For over thirty years, EMS has been providing innovative products for satellite antennas. The Company has experience in a variety of frequency ranges, including the UHF, S, C, X, Ku, Ka, Q, V and W bands. The Company's antennas products use a wide variety of technologies and architectures for fixed, mobile and broadcast applications. The Company's antenna products include shaped reflectors, dual aperture shaped reflectors, direct radiating arrays, steerable antennas, omni antennas, Gregorian and Cassegrain antennas, lens antennas, deployable reflectors, dual polarized antennas, and phased arrays.

The Company's antenna products are also well positioned in growth markets such as broadband service systems like Telesat's Anik-F2 and Eutelsat's W3A, and mobile telephony systems like ACeS-2 and Inmarsat IV. Varying by frequency or market served, EMS's antennas pace industry standards by maximizing available spacecraft power and reducing radio interference between beams.

The Radarsat2 imaging array is another example of the Company's highly advanced antennas, in this case using active phase technology to image objects on Earth regardless of the weather. The Radarsat2 satellite is scheduled to launch in 2003, becoming the first source of commercially available very high-resolution radar images for mapping and resource management customers. EMS sees growing international customer interest in our radar imaging capabilities.

EMS is providing or has provided antenna products to other prominent space programs, such as TDRSS, MSAT, W3A, Inmarsat, Koreasat, and Anik-B, C, D, E and Anik F2.

- Microwave and Power Products

Microwave products and subsystems are an instrumental part of many commercial, defense and space systems. Microwave products control the microwave communications signals processed in a spacecraft. Microwave products include low-noise amplifiers, repeaters, transponders and solid-state power amplifiers.

Power products provide highly efficient (up to 95%) conditioning of electric power aboard a spacecraft. In addition to their efficiency, the Company's power products have low mass and very low noise levels, and are hardened against the radiation that spacecraft experience at various orbit levels.

The Company's microwave and power products, such as crystal oscillators, electronic power conditioners, transponders and low-noise amplifiers, have become industry standards. The same microwave technologies are being used to build the next generation of international search-and- rescue satellite (SARSAT) signal repeater panels to be installed on selected civil government satellites to allow immediate location of distress signals from planes, ships and lost hikers.

The Company is also providing or has provided microwave and power products to such programs as ACeS, Brazilsat, Anik-E, TDRSS, ERS-1, Radarsat, the International Space Station, MSAT, Telstar, Intelsat, and Galaxy.

- Ferrite Products

EMS pioneered the use of ferrite materials in space and defense systems. Ferrite products provide phase and amplitude control of communications signals. The design, development and manufacture of ferrite products require considerable specialized in-house capabilities. These products include ferrite circulators, isolators, phase shifters, switches and switching networks, and transmit-receive networks. Ferrite products are integrated into satellite, shipboard, ground-based and airborne applications, including direct broadcast, direct audio, commercial and military communications, earth observation, multimedia, and defense systems.

The Company's ferrite products have been utilized in such programs as XM Radio, GEOSAT, ENVISAT, TDRSS, MILSTAR/AEHF and ACTS.

- Digital Command and Control Products

The Company has a long heritage of supplying space-qualified computers, controllers and digital signal processors. This equipment is used for antenna-pointing mechanism electronics, payload control, attitude control, power switching, command decoding and telemetry gathering. Major space programs that use these products include Brazilsat, Intelsat IV, TDRSS, ERS-1, Radarsat, the Space Shuttle, the International Space Station, and Anik-B and E.

Over 25 EMS-built processors and digital products are critical elements in the Canadian Space Agency's robotic arm and related contributions to the International Space Station. Workstations to control the robotic systems were also completed by EMS. The significant advancements EMS has made in spacecraft data-processing capacity are being applied to the next generation of space computers and processors for both manned and unmanned systems, promising a 100-fold improvement in on-board computation power.

- Avionics Products

Electronic warfare is increasingly important to modern defense strategy. Electronic warfare systems perform many crucial military operations, such as targeting for weapons systems, disrupting enemy communications, and jamming enemy attempts to track or target aircraft. The Company has developed unique signal processing capabilities that are key to advanced electronic warfare systems. These capabilities, combined with our antenna, ferrite, and microwave products, create significant subsystems in aircraft electronic protection suites. Major programs that use these products include AN/ALQ-172 Low Band, and AN/ALQ-211 SIRFC. The Company believes that there will also be significant opportunities to apply these capabilities in unmanned aerial vehicle systems and the newest generation of tactical aircraft.

- Optical Products and Scientific Instruments

The Company has developed optical instruments and components for space agencies and commercial customers. The Company's latest optical product, the CalTrac™ star tracker, is a high-speed instrument that uses the position of the stars to provide attitude control information for stabilizing a satellite's flight. The Company has also provided optical instruments to such programs as WINDII, Viking, NASA Image, GENESIS, and Mars Odyssey.

Under contract to the Canadian Space Agency, EMS makes other fundamental science instruments, like the recently awarded MAESTRO spectrometer for Canada's SCISAT program. Meanwhile, EMS continues work on Canada's contribution to the Next Generation Space Telescope, which will one day replace the Hubble space telescope.

- Broadband Products

The latest Space & Technology product line is devoted to emerging broadband, multimedia satellite applications. The Company is developing products for both the satellite payload and the ground terminal/hub station elements of future broadband systems. An important element of EMS's terminal products is the MF-TDMA (multi-frequency time division multiple access) architecture that the Company has developed to enhance system capacity. Another key element in the Company's broadband initiative is its experience in developing high-frequency (Ka-band) antenna and beam-shaping technology that allows for frequency re-use and high capacity.

In 2001, the Company became the first-to-market with broadband hubs and terminals that allow service from SES Astra, Europe's largest provider of direct-to-home satellite broadcast services. The new system utilizes existing SES satellites for the first commercial Ka-band system for high-speed two-way communications - including Internet access - via satellite. This system is a very big "pipe" (40 Mbps downlink and 2Mbps uplink) that offers bandwidth-on-demand and extremely fast data speeds. The system also uses the DVB-RCS open standard for broadband communications that EMS helped develop.

The Company's work with SES Astra is just one of several broadband contracts and initiatives that the Company is pursuing, including contracts to support Telesat's Anik-F2 and Eutelsat's W3A programs. EMS believes that its leadership and experience on these programs will put it in good position to participate in other Ka-band opportunities as they develop.

LXE Markets

Major technological advances and changes in the regulatory environment have led to the development and proliferation of wireless computer networks that extend the reach of existing hard-wired networks. Wireless local area networks (LANs) now accommodate notebook computers, pen-based notepads, and other handheld computer terminals, as well as terminals mounted on vehicles, such as forklifts. By providing network connectivity for mobile users, these products increase the accuracy, timeliness and convenience of data collection and information access. Traditionally, these wireless LAN systems were developed for operation using narrow-band UHF radios at 450 MHz. The current generation of wireless LAN systems typically operates at data rates of 11 Mbps and operates at 2.4 GHz. Future video transmissions and conferencing systems will likely use the 5.7 GHz frequency band where transmission rates of up to 54 Mbps are foreseen. The development of these advanced products is also creating new applications in established industrial markets and in vertical markets, such as transportation and service applications.

The Company's wireless LANs have been installed at more than 5,000 sites world wide, including the facilities of many Fortune 500 companies and some of the world's largest material- handling installations, such as distribution centers and seaports.

LXE Products

The Company's wireless logistics systems, which generally incorporate bar-code scanning capabilities, are compatible with commonly used customer-owned host computers, and can be configured for a variety of applications. A typical system consists of mobile computer terminals that incorporate radio transmitters and receivers, a base station that communicates with these terminals, a controller that provides an interface between the base station and host computer, and software that manages and facilitates the communications process.

- Mobile Computers

The Company offers several types of mobile computers, all of which utilize radio frequency technology:

  Hand-held mobile computers are small, lightweight and intended to be carried by people;

  Vehicle-mounted mobile computers are larger, heavy-duty products for use on forklifts, cranes and other mobile materials handling equipment;

  A table-top model is used for fixed positions where computer cabling is not practical; and

  Wireless modems provide wireless communication capabilities for other devices, such as small computers or process controllers.

All mobile computers incorporate built-in radios that operate either in a licensed, narrow frequency band or in an unlicensed broader, "spread spectrum" frequency band. The Company's mobile computers incorporate Intel® processors that allow support for either terminal emulation or client-server applications.

The Company's latest generation of mobile computers has more computing power than previous generations, as well as power-management features and better ergonomics. The MX1 mobile computer was the first of these new models to be introduced in 2001, and in less than a year it became the Company's leading seller (in both dollar volume and units). The MX3 mobile computer has further differentiated this product line from the competition by supporting the Windows CE operating system and offering many of the performance features of a desktop PC in a handheld computer. The "VX" series of vehicle mounted terminals have similar performance features to the handhelds, including a model that supports the Windows 98 and 2000 operating systems.

- Wireless Networks

The wireless communications link between a mobile computer and a host network consists of: (1) a series of access points that are attached to a customer's hardwired network at appropriate locations, and (2) wireless transceivers located in each mobile computer. These access points connect the wireless network to the hardwired network. The wireless transceivers act as wireless LAN interface cards.

LXE provides and supports wireless network equipment compatible with the existing 802.11 and 802.11b standards, as well as its proprietary system at 900 MHz. LXE also offers a complete suite of supporting products and services for its wireless networks, including wireless network management tools, wireless security tools, facility analysis, installation and support.

- Host Connectivity Software

LXE also provides terminal emulation software and communications gateways that allow any of LXE's mobile computers to interface seamlessly to a customer's legacy applications. LXE's host connectivity software supports UNIX, IBM midrange, and IBM mainframe legacy systems.

- Other Logistics Products

In addition to the basic system hardware and software, the Company offers various accessory products and services, including bar code scanners, battery chargers, portable printers, and repair and maintenance services.

EMS Wireless Markets

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

In 2001, EMS Wireless product sales were substantially lower than during the previous year due to a slowdown in capital spending by the telecommunications industry. However, the Company is a preferred supplier to the leading wireless service providers in North America, and based on industry analysts' reports, and information from customers and other distribution-channel participants, the Company believes that it is, for North American PCS/cellular communications systems, the leading supplier of base station antennas of the types designed and manufactured by the Company. In the first quarter of 2001, the Company expanded its manufacturing capacity by establishing new facilities in Brazil, which is also exporting to other countries in South America and Eastern Europe.

In addition to technical performance of the antennas, key competitive factors in this market are manufacturing capacity and ability to provide quick turnaround time in response to an order. The Company believes its turnaround times are the fastest in the industry.

EMS Wireless Products

The Company has developed several advanced base station antennas for the PCS/cellular wireless infrastructure market, and has a new line of repeaters and other wireless signal distribution products.

- Dual Polarization Antenna Products

The Company's DualPol™ antenna utilizes polarization diversity to combine the functionality of three vertically polarized antennas (two receive and one transmit) into a single, compact device. With fewer antennas required, DualPol™ technology allows the supporting antenna tower to be much smaller and less expensive than for a traditional PCS/cellular antenna site, which must support the weight and wind-loading of a large mounting structure atop the tower. An increasingly important factor in establishing the location of a cell site is the aesthetics of the tower structure. Unlike traditional vertical-polarization cellular antennas, the Company's DualPol™ antennas can be mounted in a very compact configuration that can fit on top of existing utility poles, or be disguised, for example, in a clock tower. The mounting flexibility not only benefits the service provider in obtaining site approvals, but also results in lower installation and structure costs. Further, these antennas offer superior coverage and resistance to signal-fading, as compared with networks with conventional vertical-polarization antennas.

The Company's AcCELLerator™ antenna combines multiple DualPol™ antennas pre-packaged in a compact cylindrical enclosure that provides the same multi-sector coverage as a large, nine-antenna, spatially diverse base station, yet with a much smaller, less visually obtrusive structure.

In 2000, the Company introduced its Micro AcCELLerator™ line. This much smaller version of the AcCELLerator™ antenna was originally designed to help a Houston service provider gain zoning approval for new cell sites. Micro AcCELLerator™ antennas provide a complete, three-sector cell site in a highly integrated package as small as six inches in diameter, which is mounted atop an unobtrusive monopole. This configuration led to a new line of Custom Site Solutions consisting of the micro version of the AcCELLerator in an aesthetically pleasing mounting fixture (most often atop a light pole) that has application in shopping malls and office centers.

- Vertical-Polarization Antenna Products

The Company's lower-cost vertically polarized antennas apply "beam-shaping" techniques of amplitude and phase weighting to achieve the most effective antenna performance for specific applications. The Company's OptiFill™ antennas are designed for use in a typical crowded coverage area. These antennas utilize null filling, upper sidelobe suppression and electronic down tilt to lower co-channel interference, reduce the number of dropped calls, and improve sound quality. The Company's OptiRange™ antennas are designed to maximize "gain" and are useful in systems that have large cells, such as rural areas or initial urban system roll-outs with a small number of base stations.

- Repeaters and Other Wireless Signal Distribution Products

During 2001, the Company acquired a small manufacturer of repeaters and other wireless signal distribution products. This acquisition provided two new product lines. The first product line enables carriers to extend indoor RF coverage through the use of indoor repeaters and fiber-optic-based RF distribution systems. The second product line helps carriers extend their coverage in rural areas or uneven terrain through the use of outdoor repeaters.

SATCOM Markets

The first aeronautical systems for telephony utilized a ground-based network. These networks were not only limited in the voice-quality of their communications, but they were unable to provide coverage over water for international travel. Further evolution of aeronautical telephony involved the use of a special antenna aboard the aircraft that allowed the use of satellite transmissions, not only for voice but also for limited data and fax capabilities. Reflecting the need for mobile communications in the business world, aeronautical satellite communications systems of some type are now commonly used in corporate jets around the world. Current developments are directed towards higher-speed satellite-based video and Internet-access applications. The recent launch and market acceptance of the HSD-64 and HSD-128 High Speed Data products has positioned EMS as market leader in this segment, serving both military and commercial applications.

The Company believes that it is the top supplier of antennas for voice/data communications aboard corporate aircraft, with an over-90% share of this market. To date, there are more than 1,000 EMS installations on over 50 different types of aircraft. The Company has major contracts with Gulfstream, Honeywell and Bombardier - the industry's largest users of general aviation communications equipment.

The Company has also pursued opportunities in the land mobile market. Customers in this market use small SATCOM terminals for functions such as tracking and two-way messaging for transportation or public safety, or remote monitoring of industrial process controls. A growing concern in this market is that terminals utilize an open architecture that would be compatible with other communications systems. The Company's PDT-100 terminal addresses many of this market's needs, with its compact size, strong and reliable performance, and open architecture.

For over two decades, satellite-based surveillance systems have saved lives and led to the safe recovery of thousands of disaster and accident victims. One of the world's largest search-and-rescue systems is COSPAS-SARSAT, sponsored by Canada, France, Russia and the U.S. The COSPAS-SARSAT satellites continuously listen for distress transmissions, determine the location of those transmissions, and provide alerts to worldwide search-and-rescue operations. The Company believes that it is a leading provider to COSPAS-SARSAT search-and-rescue systems of ground station equipment, including high-performance terminals that handle a system's vital communications function.

SATCOM Products

The Company's SATCOM line of products include the following:

- Aeronautical Antennas

The Company has developed a family of aeronautical communications products, including an industry-leading Inmarsat antenna, the AMT-50, which is a mechanically-steered antenna that is connected to an aircraft's navigational system and automatically remains directed toward a geostationary communications satellite for voice and low data-rate communications. This antenna is either mounted within the aircraft's tail stabilizer or under a small, unobtrusive radome atop an aircraft's tail stabilizer. The Company believes that this product has the leading market share in the high-end corporate jet market. The Company has also developed its CALQUEST ™ product, which is a complete satellite telephone system for use over North and Central America on a wide range of turbo-prop and jet aircraft.

In 2001, EMS introduced an aeronautical product, called the HSD-1000, that provides aircraft operators with high-speed data capability using the new Aeronautical M4 and Mobile Packet Data Services from Inmarsat. These services, which have been operational in the land transportable market for nearly two years, will support data rates of up to 64 Kbps (which the HSD-1000's two channel capability can increase to 128 Kbps), a considerable advance on current service offerings available in the market. These new services can provide economical airborne access to the business support services typically found in a ground-based office, including voice, data, e-mail, Internet and corporate Intranet products.

The Company has also developed a steerable antenna system designed to provide live television to jet aircraft from a broadcast satellite. The system includes a low-profile mechanically steerable antenna system, mechanical positioner, and a beam-steering unit to keep the antenna properly pointed at the satellite during the motion associated with flight. This DBS antenna and the AMT-50 Inmarsat antenna can be mounted together under a single radome (designed and supplied by the Company) atop a jet's stabilizer. These products are sold by the Company as part of a full system for delivery of live video service to aircraft, provided by Honeywell.

The Company also manufactures an aeronautical antenna for a multi-channel video system use in commercial aircraft. The video system combines the Company's antennas with electronics and small flat-panel video screens installed in each seat back, and is installed and marketed by the Company's customer. The Company's antennas for video systems are now deployed with a startup carrier based in New York, and the Company is pursuing other possible distribution agreements to expand the marketing of this product.

- Land Mobile Products

EMS has introduced a new packet-data terminal that provides fail-safe, two-way messaging and location information anywhere in North America. The PDT-100 terminal features GPS technology and combines what the Company believes are the highest data rates with the lowest terminal and airtime prices currently offered in the market. The PDT-100 is commercially available and in use throughout North and Central America providing tracking and messaging to the transportation industry.

The PDT-100 also serves as a valuable tool for the public safety market, offering communications to police, enforcement officers and other public safety employees who must travel outside of traditional wireless coverage maps. This terminal can also be used to monitor industrial controls in remote areas (such as controls on an oil or gas pipeline).

- Emergency Management Products

The Company is a leading provider of the ground station equipment associated with satellite-based "search-and-rescue" systems, including the local-user terminals that process information received from satellites. The local-user terminal determines the location of the maritime or aviation beacons that transmit distress signals to the satellite system, and typically displays the results for intervention by emergency authorities. This terminal technology can also be adapted for routine tracking and management of aviation and maritime fleets.

The Company's latest generation of search-and-rescue products is the GEOLUT. This is a new ground terminal that reduces the critical time needed to detect and identify distress beacon signals relayed through satellites in geostationary orbit. This new system is PC-based and can be efficiently managed through Internet protocols. EMS can provide equipment for a complete search-and-rescue solution, from detection and location of distress beacons by satellite ground stations, to incident management by mission control and rescue coordination centers.

The Company has also combined new communications technologies with Web-based geographic information systems and graphical tools. The Company believes that fast, widespread distribution of graphical data via the Web will allow for more effective coordination of rescue efforts.

SALES AND MARKETING

The Company's sales and marketing strategy varies depending upon the product line. Due to the technical nature of the Company's products, internal personnel with strong engineering backgrounds must conduct some of these sales efforts. Particularly in the Space & Technology segment, many of these personnel have other engineering or management responsibilities within the Company. The Company also utilizes independent marketing representatives, both in the U.S. and internationally. These individuals are selected for their knowledge of the local markets and their ability to provide technical support and ongoing, direct contact with the Company's current and potential customers.

In the Space & Technology segment, the development of major business opportunities often involves significant bid and proposal effort; this work can include complex engineering to determine the technical feasibility and cost effectiveness of various design approaches. Most of the Company's bid and proposal costs are reported in cost of sales, although a portion of these costs is classified as selling, general and administrative expenses. Total bid and proposal costs were $4.4 million in 2001, $3.6 million in 2000 and $2.6 million in 1999.

The markets for space and satellite communications comprise a relatively small number of customers, which are typically well known large corporations. The Company's Space & Technology marketing efforts rely on ongoing communications with this base of potential customers, both to determine the customers' future needs and to inform customers of the Company's capabilities. Because the Company can often receive multiple orders from many of these customers, technical support and service after the sale are also crucial to maintaining a strong supply relationship.

The Company's sales and marketing strategy for its other business segments involves:

  direct sales to end users, and

  indirect sales through third parties who often incorporate their products and services with the Company's hardware for delivery to end-users. Third parties include:

    strategic partners,

    value-added resellers,

    original equipment manufacturers, and

    distributors, including representatives in 35 countries.

Direct sales of LXE systems are performed by an internal sales support staff, by 20 regional sales persons in North America, and by nine international subsidiaries (seven in Europe). For EMS Wireless, an internal staff and three regional sales offices in North America perform sales and marketing. For marketing of SATCOM products, the Company relies on its relationships with major airframe manufacturers, avionics manufacturers, a network of completion centers that install aeronautical products, and value-added resellers.

BACKLOG

The backlog of consolidated orders at December 31, 2001 was $157 million, compared with $202 million one year earlier. EMS Wireless, LXE and SATCOM customers typically require short delivery cycles; as a result these segments usually convert orders into revenues within a few weeks, and they do not build up an order backlog that extends substantially beyond one fiscal quarter. However, backlog is very important in the Space & Technology segment, due to the long-term nature of that business. The backlog for Space & Technology at December 31, 2001 was $111 million compared with $171 million one year earlier. The reduction in the Space & Technology backlog related to the restructuring of a supply arrangement for broadband products and the resulting cancellation of a previous large contractual order; this cancellation had no effect on management's view of future profitability, because the broadband products are still expected to be delivered, although not under a long-term commitment that can be included in backlog.

MATERIALS

Materials used in the Company's Space & Technology products consist of magnetic microwave ferrites, metals such as aluminum and brass, permanent magnet materials and electronic components such as transistors, diodes, IC's, resistors, capacitors and printed circuit boards. Most of the magnetic microwave ferrite materials are purchased from two suppliers, and permanent magnet materials are purchased from a limited number of suppliers. Electronic components and metals are available from a larger number of suppliers and manufacturers.

The electronic components and supplies, printed circuit assemblies, and molded parts needed for the Company's various standard products are generally available from a variety of sources. LXE systems include bar code scanners in almost all orders, and a significant number of the scanners are purchased from Symbol Technologies, Inc. (Symbol), which is also a competitor of the Company; however, there are alternative suppliers that manufacture and sell bar code scanners under license agreements with Symbol. The Company believes that LXE's competitors also rely on scanning equipment purchased from or licensed by Symbol. In addition, Symbol and the Company have a license agreement, which allows the Company to utilize Symbol's patented integrated scanning technology in certain products.

The Company's advanced technology products often require sophisticated subsystems supplied or cooperatively developed by third parties having specialized expertise, production skills and economies of scale. Important examples include application-specific integrated circuitry and computers incorporated in LXE products. In such cases, the performance, reliability and timely delivery of the Company's products can be heavily dependent on the effectiveness of those third parties.

The Company believes that its present sources of required materials are adequate. The Company does not believe that the loss of any supplier or subassembly manufacturer would have a material adverse effect on its business. In the past, shortages of supplies and delays in the receipt of necessary components have not had a material adverse effect on shipments of the Company's products. However from time to time, the Company's rollout of new standard products or its performance on Space & Technology programs has been affected by quality and scheduling problems with developers/suppliers of critical subsystems.

COMPETITION

The Company believes itself to be, in sales, a major independent supplier of (1) satellite components, subsystems and systems, (2) wireless local-area computer network products, mainly for logistics systems, (3) base station antennas and other wireless infrastructure products for cellular and PCS mobile networks, and (4) aeronautical SATCOM communications systems for voice, telephony and video. However, the Company's markets are highly competitive. Some of the Company's competitors have substantial resources and facilities that exceed those of the Company, and the Company also competes against smaller, specialized firms.

In the Space & Technology segment, the Company competes with divisions of certain large U.S. industrial concerns, such as Raytheon, Hughes, Loral, M/A-Com, and Rockwell, as well as non-U.S. companies such as COMDEV and RACAL. Some of these companies, as well as others, are both potential competitors of the Company for certain contracts and potential customers on other contracts. Certain major customers could also elect to internally develop and manufacture the products that they presently purchase from the Company.

In the LXE market, the Company competes with Unova, Symbol Technologies and Psion Teklogix. In the EMS Wireless segment, the Company competes with divisions of certain large U.S. and international companies, including Allen Telecom, Andrew Corporation and Alcatel. In the SATCOM market, the company competes with Airshow, Thales, TSi, Norcom Networks and Qualcomm.

The Company believes that the key competitive factors in all of its segments continue to be product performance, technical expertise and support to customers, adherence to delivery schedules, and price.

RESEARCH AND DEVELOPMENT

The Space & Technology segment conducts most of its research and development in direct response to the unique technical requirements of a customer's order, and most of these costs are included with the overall manufacturing costs for specific orders. The remaining segments conduct substantial internally funded research and development activities. In 2001, 2000 and 1999, the Company spent $27.1 million, $27.7 million and $21.8 million, respectively, on internally sponsored research and development.

EMPLOYEES

As of December 31, 2001, the Company and its subsidiaries employed a total of approximately 2,000 persons. Over 70% of the Company's employees are directly involved in engineering or manufacturing activities.

RISK FACTORS

The business operations of EMS Technologies, Inc. involve significant risks and uncertainties that could adversely affect its financial condition, results of operations, and future development. In addition to domestic economic conditions, which can change unexpectedly and generally affect U.S. businesses, these risks and uncertainties include the following:

Competing technology could be superior to ours, and could cause customer orders and revenues to decline.

The markets in which we compete are very sensitive to technological advances. As a result, technological developments by competitors can cause our products to be less desirable to customers, or even to become obsolete. Those developments could cause our customer orders to diminish, which would have an adverse impact on our revenues and could cause the market value of our shares to decline.

Our competitors' marketing and pricing strategies could make their products more attractive than ours. This could cause reductions in customer orders or profits.

We operate in highly competitive technology markets. Our competition may pursue aggressive marketing strategies, such as significant price discounting. These competitive activities could cause our customers to purchase our competitors' products rather than ours, and reduce our sales and profit margins below expected levels.If our customers fail to find adequate funding for major potential programs, our sales could decline.

Major communications infrastructure programs, such as proposed satellite communications systems or PCS/cellular systems for large urban areas, are important sources of our current and planned future revenues. We also participate in a number of large defense programs. Programs of these types cannot proceed unless the customer can raise adequate funds, from either governmental or private sources. As a result, our expected revenues can be adversely affected by political developments or by conditions in private capital markets. Expected revenues can also be adversely affected if private capital markets are not receptive to a customer's proposed business plans.

Slow public acceptance of new communications systems could limit purchases by our customers.

Construction and expansion of new communications systems depend on public demand for the new services. As a result, growth rates in our revenues from wireless infrastructure products and proposed high-speed satellite communications systems are likely to be heavily affected by the timing and extent of public willingness to buy mobile and/or broadband communications services. If public acceptance of the new systems does not develop as expected, our customers may not place the orders we expect and our revenues could fall short of expectations.

Among the factors that could affect the growth of markets for new wireless communications systems is the potential concern about alleged health risks relating to radio frequency (RF) emissions. Media reports and some studies have suggested that RF emissions from wireless handsets and cell sites may be associated with various health problems, including cancer, and may interfere with electronic medical devices, including hearing aids and pacemakers. In addition, lawsuits have been filed against participants in the wireless industry alleging various adverse health consequences as a result of wireless equipment emissions. Additional studies of radio frequency emissions are ongoing. Consumers may be discouraged from purchasing new wireless services if consumers' health concerns over radio frequency emissions increase. In addition, concerns over RF emissions could lead government authorities to increase restrictions on the location and operation of wireless-related hardware, or could result in wireless companies being held liable for costs or damages associated with these concerns.

We often encounter technical problems, which can cause delays, added costs, lost sales, and liability to customers.

Technical difficulties can cause delays and additional costs in our technology development efforts. We are particularly exposed to this risk in new product development efforts, and in fixed-price contracts on technically advanced programs that require novel approaches and solutions. Technical difficulties could cause us to miss expected delivery dates for new product offerings, which could cause customer orders to fall short of expectations. Our products may perform mission-critical functions in space applications. If we experience technical problems and are unable to adhere to a customer's schedule, the customer could experience costly launch delays or re-procurements from other vendors. The customer may then be contractually entitled to substantial financial damages from us. The customer would also be entitled to cancel future deliveries which would reduce our future revenues and could make it impossible for us to recover our design, tooling or inventory costs, or on remaining commitments to third party suppliers.

Our transitions to new product offerings can be costly and disruptive, and could adversely affect our revenues or profitability.

Because our businesses involve constant efforts to improve existing technology, we regularly introduce new generations of products. During these transitions, customers may reduce purchases of older equipment more rapidly than we expect, or may choose not to migrate to our new products, which can cause lower revenues and excessive inventories. In addition, product transitions create uncertainty about both production costs and customer acceptance. These potential problems are generally more severe if our product introduction schedule is delayed by technical development problems. These problems could cause our revenues or profitability to be less than expected.Our products may unexpectedly infringe third party patents, which could cause us to have substantial liability to our customers or the patent owners.

As we regularly develop and introduce new technology, we have a risk that our new products or manufacturing techniques infringe on patents held or currently being processed by others. The U.S. Patent Office does not publish patents that are in process, and its processing typically takes at least two years and often even longer. Thus, a patent granted may affect us well after we have introduced an infringing product. In addition, questions of whether a particular product infringes a particular patent can involve significant uncertainty. As a result of these factors, third party patents may interfere with marketing plans, or may, from time to time, create significant expense to defend or pay damages on infringement claims or to respond to customer indemnification claims.

We depend on highly skilled employees, who could become unavailable.

Because our products and programs are technically sophisticated, we must attract and retain employees with advanced technical and program-management skills. Other employers also often recruit persons with these skills, both generally and in focused engineering fields. If skilled employees were to become unavailable to us, our performance obligations to our customers could be affected and our revenues could decline.

We depend on highly skilled suppliers, who may become unavailable or fail to achieve desired levels of technical performance.

In addition to our requirements for basic materials and electronic components, our advanced technological products often require sophisticated subsystems supplied or cooperatively developed by third parties. To meet those requirements, our suppliers must have specialized expertise, production skills and economies of scale. Our ability to perform according to contract requirements, or to introduce new products on the desired schedule, can be heavily dependent on our ability to identify and engage appropriate suppliers, and on the effectiveness of those suppliers in meeting our development and delivery objectives. If key suppliers were unavailable when we needed them, our ability to meet our performance obligations to our customers could be affected and our revenues could decline.

Changes in government regulations that limit the availability of radio frequency licenses or cause us to incur increased expenses could cause our revenues or profitability to decline.

Many of our products are incorporated into wireless communications systems that are regulated in the U.S. by the Federal Communications Commission (FCC) and internationally by other government agencies. Changes in government regulations could reduce the growth potential of our markets by limiting either the access to or availability of frequency spectrum. Changes in government regulations could make the competitive environment more difficult by restricting our customers' efforts to develop or introduce new technologies and products. Finally, changes in government regulations could substantially increase the difficulty and cost of compliance with government regulations by both our customers and us. All of these factors could result in reductions in our profits and revenues.

The export license process for space products has become uncertain, increasing the chance that we may not obtain required export licenses in a timely or cost-effective manner.

As a result of 1998 legislation, products for use on commercial satellites are included on the U.S. Munitions List and are subject to State Department licensing requirements. The licensing process is time-consuming, and political considerations can increase the time and difficulty of obtaining licenses for export of technically advanced products. The license process may prevent particular sales, and in general has created schedule uncertainties that are encouraging foreign customers, such as those in Western Europe, to develop internal or other foreign sources rather than use U.S. suppliers. If we are unable to obtain required export licenses when we expect them or at the costs we expect, our revenues and profits could be harmed.

Export controls on space technology restrict our ability to hold technical discussions with customers, suppliers and internal engineering resources, which could reduce our ability to obtain sales from foreign customers or to perform contracts with the desired level of efficiency or profitability.

U.S. export controls severely limit unlicensed technical discussions with any persons who are not U.S. citizens. As a result, we are restricted in our ability to hold technical discussions between U.S. personnel and current or prospective non-U.S. customers or suppliers, between Canadian personnel and current or prospective U.S. customers or suppliers, and between U.S. employees and non-U.S. (including Canadian) employees. These restrictions reduce our ability to win cross-border space work, to utilize cross-border supply sources, to deploy technical expertise in the most effective manner, and to pursue cooperative development programs involving our U.S. and Canadian space facilities.

Economic or political conditions in other countries could cause our revenues or profitability to decline.

International sales significantly affect our financial performance. Almost $90 million in revenues for fiscal year 2001, or 31% of consolidated revenues, were derived from customers residing outside of North America. Adverse economic conditions in our customers' countries, mainly in Western Europe, Latin America and the Pacific Rim, have affected us in the past, and could adversely affect future international revenues in all of our businesses, especially from our wireless local-area network and PCS/cellular infrastructure businesses. Unfavorable currency exchange rate movements could result in foreign exchange losses, or could adversely affect the marketability of our products by increasing the local-currency cost. In addition to these economic factors directly related to our markets, there are also inherent risks and uncertainties with doing business internationally that could have an adverse affect on us, such as potential adverse effects from changes in foreign income tax laws, as well as unfavorable changes in laws and regulations governing a broad range of business concerns, including proprietary rights, legal liability and employee relations. All of these factors could cause significant harm to our revenues or profitability.

The level and profitability of our sales in certain markets depend on the availability and performance of other companies with which we have marketing relationships.

In some applications, including mobile satellite communications, we are seeking to develop marketing relationships with other companies that have, for example, specialized software and established customer service systems. In other markets, such as wireless local-area networks, a major element of our distribution channels is a network of value-added retailers and independent distributors. If we are unable to identify and structure effective relationships with other companies that are able to market our products, our revenues could fail to grow as well as we expect.

Customer orders in backlog may not result in sales.

Our order backlog represents firm orders for products and services. Our customers may cancel or defer orders for wireless products, in most cases, without penalty. Cancellation or deferral of an order in our Space & Technology business typically involves penalties and termination charges for costs incurred to date, but these termination penalties would still be considerably less than what we would have expected to earn if the order could have been completed. We make management decisions based on our backlog, including hiring of personnel, purchasing of materials, and other matters that may increase our production capabilities and costs. Cancellations, delays or reductions of orders could adversely affect our results of operations and financial condition.

Our business and revenue growth could be limited by our inability to obtain additional financing.

Our current cash and available credit facilities are not large enough to finance either potential growth in certain business areas, or synergistic acquisitions to complement our technical and product capabilities. We may not be able to secure sufficient additional credit or other financing, on acceptable terms, to support our growth objectives.

We may not effectively manage possible future growth, which could result in reduced earnings.

Historically, we have experienced broad fluctuations in demand for our products and services. These changes in demand have depended on many factors and have been difficult to predict. In recent years, there has been a general growth trend in our businesses, as well as increasing complexity in the technologies and applications involved. These changes in our businesses place significant demands on our management personnel and our management systems for information, planning and control. If we are to achieve further strong growth on a profitable basis, our management must identify and exploit potential market opportunities for our products and technologies, while continuing to manage our current businesses effectively. Furthermore, our management systems must support the changes to our operations resulting from our business growth.

We may make acquisitions and investments that could adversely affect our business.

To support growth, we may continue in the future to make acquisitions of and investments in businesses, products and technologies that could complement or expand our businesses. However, if we should be unable to successfully negotiate with a potential acquisition candidate, finance the acquisition, or effectively integrate the acquired businesses, products or technologies into our existing business and products, we could be adversely affected. Furthermore, to complete future acquisitions, we may issue equity securities, incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could cause our earnings per share to decline.

***********************

In addition to risks and uncertainties related to our operations, there are investment risks that could adversely affect the potential return to an investor in our common stock, which therefore could adversely affect our ability to raise capital for financing future operations.

Our quarterly results are volatile and difficult to predict. If our quarterly performance results fall short of market expectations, the market value of our shares may decline.

The quarterly earnings contributions of some of our product lines are heavily dependent on customer orders or product shipments in the final weeks or days of the quarter. This can create volatility in quarterly results, and hinders our ability to determine in advance whether quarterly earnings will meet prevailing analyst expectations. The market price for our shares is likely to be adversely affected by poor quarterly earnings results.

Our share price may fluctuate significantly, and an investor may not be able to sell our shares at a price that would yield a favorable return on investment.

The market price of our stock will fluctuate in the future, and such fluctuations could be substantial. Price fluctuations may occur in response to a variety of factors, including:

  actual or anticipated operating results,

  announcements of technological innovations, new products or new contracts by us, our customers, our competitors or our customers' competitors,

  government regulatory action.

  developments with respect to wireless and satellite communications, and general market conditions.

In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the stocks of technology companies and that have often been unrelated to the operating performance of particular companies.

Future sales of our common stock may cause our stock price to decline.

Our outstanding shares are freely tradable without restriction or further registration, and shares reserved for issuance upon exercise of stock options will also be freely tradable upon issuance. Sales of substantial amounts of common stock by our shareholders, including those who have acquired a significant number of shares in 2001 in connection with business acquisitions or private investments, or even the potential for such sales, may depress the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the executive officers of the Company is set forth below:

Alfred G. Hansen, age 68, became Chief Executive Officer in January 2001. Mr. Hansen joined the Company as President and Chief Operating Officer in January 2000. He became a Director in 1999. From 1998 through 1999, Mr. Hansen was President of A.G. Hansen Associates, Inc., Marietta, Georgia, an aerospace marketing and manufacturing consultant. From 1995 to 1998, Mr. Hansen served as Executive Vice President of Lockheed Martin Aeronautical Systems, with broad operational responsibilities for its aerospace business, and as a Vice President of its parent company, Lockheed Martin Corporation. Mr. Hansen retired from the U.S. Air Force in 1989 as a four-star general, serving in his last assignment as commander of the Air Force Logistics Command.

Don T. Scartz, age 59, has served as Senior Vice President and Chief Financial Officer of the Company since 1995; he has also served as Treasurer since 1981, as Vice President-Finance from 1981 to 1995, and as Secretary from 1982 to 1991. He joined the Company as Controller in 1978. He also serves as the Chief Financial Officer of each of the Company's operating subsidiaries. He became a Director of the Company in 1995.

William S. Jacobs, age 56, became General Counsel and Secretary of the Company in 1992, and Vice President in 1993. He is also responsible for the legal affairs of the operating subsidiaries. Previously, he was engaged in the private practice of law, and in such capacity had served as the Company's principal corporate legal counsel since 1982.

Gerald S. Bush, age 45, is Senior Vice President of the Company, and President of its Space & Technology Group. He joined the Company in January 1999, when the Company acquired the Satellite Products business of Spar Aerospace Limited (Spar) where Dr. Bush had been Vice President and General Manager since 1998. Dr. Bush joined Spar in 1981 as a structural and thermal analyst. He served as a program manager until 1995, when he became Director of Manufacturing for Spar's Satellite Products business, and in 1996 he became Vice President of Operations for that business.

James S. Childress, age 57, is Vice President of the Company and President and General Manager of the LXE subsidiary. He joined the Company in August 2000 as Vice President of Business Development at LXE. Prior to joining EMS, he served as vice president of EG&G Technical Services, Inc., a leading provider of technical and support services to the U.S. Departments of Defense, Energy, Transportation, Treasury, Justice, and Commerce, and to the National Aeronautics and Space Administration. He joined EG&G in 1998 following a career in the U.S. Air Force focused on logistics and systems acquisition. In the Air Force, he attained the rank of major general, and last served as commander of the San Antonio Air Logistics Center.

T. Gerald Hickman, age 60, was appointed in March 2000 to the position of Vice President and General Manager, EMS Wireless. He joined the Company in 1988 as Vice President, Marketing, and prior to his current position was a Vice President in the Company's EMS Wireless division.

Neilson A. Mackay, age 60, is Vice President and General Manager, SATCOM Products. He joined the Company in January 1993, when the Company acquired an Ottawa, Ontario-based space satellite communications business of which he was serving as President.

Donald F. Osborne, age 41, is Vice President and General Manager, Space & Technology/ Montreal, since late 1999. He joined the Company in January 1999, when the Company acquired the Spar Satellite Products, where Mr. Osborne had been Vice President, Marketing since 1998. Mr. Osborne joined Spar in 1988 as a mechanical engineer.

Jay Grove, age 38, is Vice President and General Manager, Space & Technology/Atlanta. He joined the Company in January 2001. Formerly he was director of Mobile SATCOM Systems for ViaSat, Inc., an advanced digital satellite telecommunications and wireless signal processing equipment provider.

ITEM 2. Properties

The Company's corporate headquarters and its Georgia operations are located in two buildings owned by the Company (comprising 250,000 square feet of floor space on 21 acres), as well as in 142,000 square feet of leased office space (leases to expire prior to 2004) in two other buildings, all located in or near Technology Park, Norcross, Georgia, a suburb of Atlanta. The combined Georgia facilities comprise clean rooms, a microelectronics laboratory, materials storage and control areas, assembly and test areas, offices, engineering laboratories, a ferrites laboratory, drafting and design facilities, a machine shop, a metals finishing facility and painting facilities.

The Company's Canadian operations include a 330,000 square-foot facility surrounded by 34 acres of undeveloped land in a suburb of Montreal. One-fourth of the facility comprises manufacturing, assembly and laboratory space, including an advanced near-field and far-field test range area and a subsystem and payload integration area. Three-fourths of the facility is used for engineering and administrative office space. The facility's location in the province of Quebec affords it significant tax incentives and credits sponsored by the provincial government. The Company also leases approximately 63,000 square feet of office and manufacturing space for its operations located in Ottawa, Ontario; the lease on this facility expires in 2007.

The Company's EMS Wireless division leases an 11,000 square-foot manufacturing facility in Curitiba, Brazil from its local industrial partener (a manufacturer of antenna towers for wireless telecom-munications). The lease expires in September 2002, but management expects to renew the lease on comparable terms to the current lease.

ITEM 3. Legal Proceedings

Not Applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

The common stock of EMS Technologies, Inc. is traded in the over-the-counter market (NASDAQ symbol ELMG). At March 23, 2002 there were approximately 1,000 shareholders of record, and the Company believes that there were approximately 4,000 beneficial shareholders, based upon broker requests for distribution of Annual Meeting materials. The price range of the stock is shown below:

	2001 Price Range		2000 Price Range
	High	Low	High	Low

First Quarter	$17.06	11.50	29.00	11.50
Second Quarter	16.15	13.35	22.44	13.50
Third Quarter	17.10	13.80	18.75	15.00
Fourth Quarter	17.50	14.00	16.50	9.69

The Company has never paid a cash dividend with respect to shares of its common stock, and has retained its earnings to provide cash for the operation and expansion of its business. Future dividends, if any, will be determined by the Board of Directors in light of the circumstances then existing, including the Company's earnings and financial requirements and general business conditions.

ITEM 6. Selected Financial Data

Information required for this item is incorporated herein by reference to the Selected Financial Data contained in the Company's 2001 Annual Report to Shareholders, and is included in Exhibit 13.1.

ITEM 7. Management's Discussion and Analysis of Results of

Operations and Financial Condition

Information required for this item is incorporated herein by reference to the Management's Discussion and Analysis of Results of Operations and Financial Condition contained in the ompany's 2001 Annual Report to Shareholders, and is included in Exhibit 13.1.

ITEM 7a. Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2001, the Company had the following market risk sensitive instruments (in thousands):

Revolving credit loan, $10,000 maturing in November 2003,
$8,700 payable upon demand, interest payable quarterly at
a variable rate (5.83% at the end of 2001)	$18,700

Revolving credit loan, maturing in March 2002, interest payable
at a variable rate (5.0% at the end of 2001)	9,716
-------
Total market-sensitive debt	$28,416
=====

At December 31, 2001, the Company also had intercompany accounts that eliminate in consolidation but that are considered market risk sensitive instruments:

Short-Term Due to Parent, payable by European and Australian subsidiaries in the following countries and arising from purchase of the Parent's products for sale in Europe and Australia:

	Exchange Rate
	($U.S. per unit of		$U.S. in thousands
	local currency)		(Reporting Currency)
	-----------------------		---------------------------
Belgium	.0221	/Franc	$1,720
France	.1359	/Franc	2,249
Germany	.4558	/Mark	34
Sweden	.09576	/Krona	300
United Kingdom	1.4560	/Pound	589
Australia	.5104	/Dollar	242
Italy	.00045	/Lira	708
			------
Total short-term due to parent			$5,842
			====

The company has foreign currency risks associated with forward contracts as follows (in thousands, except average contract rate):

			Average	($U.S.)
	Notional		Contract	Fair
	Amount		Rate	Value
Foreign currency forward exchange contracts:	---------------		---------	---------
Euros (sell for Canadian dollars)	2,500	Euros	1.4000	$(27)
Euros (sell for U.S. dollars)	500	Euros	0.8765	(7)
U.S. dollars (sell for Canadian dollars)	4,500	USD	1.5729	(95)

The company enters into foreign currency forward contracts in order to mitigate the risks associated with currency fluctuations on future cash flows.

ITEM 8. Financial Statements and Supplementary Data

Information required for this item is incorporated herein by reference to the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in the Company's 2001 Annual Report to Shareholders, and is included in Exhibit 13.1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

The information concerning directors called for by this Item is contained in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders and is incorporated herein by reference. The information concerning executive officers called for by this Item is set forth under the caption "Executive Officers of the Registrant" in Item 1 hereof.

ITEM 11. Executive Compensation

The information called for by this Item is contained in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The information called for by this Item is contained in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

The information called for by this Item is contained in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements

The following consolidated financial statements are contained in the Company's 2001 Annual Report to Shareholders, and are incorporated herein by reference to Exhibit 13.1.

Independent Auditors' Report

Consolidated Statements of Earnings -

Years ended December 31, 2001, 2000 and 1999

Consolidated Balance Sheets - December 31, 2001 and 2000

Consolidated Statements of Stockholders' Equity and

Comprehensive Income - Years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows - Years ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

Selected Financial Data

Management's Discussion and Analysis of Results of Operations and Financial Condition

(a) 2. Financial Statement Schedules

Independent Auditors' Report

II. Valuation and Qualifying Accounts -

Years ended December 31, 2001, 2000 and 1999

All other schedules are omitted as the required information is inapplicable, or the information is presented in the financial statements or related notes.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders

EMS Technologies, Inc.:

Under date of February 13, 2002, we reported on the consolidated balance sheets of EMS Technologies, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of earnings, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2001, as contained in the 2001 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2001. In our report specified above, we state that we did not audit the financial statements of EMS Technologies Canada, Ltd., a wholly-owned subsidiary, which statements were audited by other auditors whose report has been furnished to use. Our opinion, insofar as it relates to the amounts included for EMS Technologies Canada, Ltd., is based solely on the report of the other auditors. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, based on our audits and the report of other auditors, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Atlanta, Georgia
February 13, 2002

SCHEDULE II
	Years ended December 31, 2001, 2000 and 1999
	--------------------------------------------------------------------
		Additions
	Balance at	charge to				Balance
	beginning	costs and				at end
Classification	of year	expenses		Deductions	Other	of year
-------------	---------	----------		-------------	------	--------

Allowance for Doubtful Accounts:

1999	$310	-		17	-	293
2000	293	624		-	-	917
2001	917	474		-	-	1,391

Reserve for Inventory:

1999	786	172		-	-	958
2000	958	414		-	-	1,372
2001	1,372	565		-	-	1,937
Reserve for Deferred Tax Assets:

1999	$1,328	1,671	(a)	-	-	2,999
2000	2,999	3258	(a)	-	-	6,257
2001	6,257	3,147	(a)			9,404

(a) The 2001, 2000 and 1999 increases in the reserve for deferred tax assets related primarily to the net change in the underlying deferred tax assets associated with the Montreal operations that the Company acquired in 1999. These deferred tax assets were fully reserved at acquisition due to uncertainty about realization. As a result, this change in reserves had no effect on the Company's 2001, 2000 or 1999 statement of earnings.

(a)       3. Exhibits

The following exhibits are filed as part of this report:

3.1     Second Amended and Restated Articles of Incorporation of EMS Technologies, Inc., effective March 22, 1999 (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 1998).

3.2     Bylaws of EMS Technologies, Inc., as amended through March 15, 1999 (incorporated by reference to Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

4.1     EMS Technologies, Inc. Stockholder Rights Plan dated as of April 6, 1999 (incorporated by reference to Exhibit to the Company's Report on Form 8-K dated April 6, 1999).

4.2     Agreement with respect to long-term debt pursuant to Item 601(b)(4)(iii)(A) (incorporated by reference to Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

4.3     Second Amended and Restated Loan Agreement, dated November 9, 1998, between the Company and SunTrust Bank, Atlanta, together with Amendment and Consent dated as of January 29, 1999, and Second Amendment dated as of February 24, 1999 (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

 4.4     Third Amendment, dated as of July 31, 2000, to second Amended and Restated Loan Agreement, dated November 9, 1998, between the Company and SunTrust Bank, Atlanta (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form10-Q for quarter ended June 30, 2001).

10.1 Agreement concerning employment status effective January 26, 2001, by and between the Company and Thomas E. Sharon (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

10.2    Letter dated January 17, 2000 between the Company and Alfred G. Hansen concerning the terms of his employment as President and Chief Operating Officer (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

 10.3   Form of Agreement between the Company and each of its executive officers, related to certain change-of-control events (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the qurter ended September 29, 2001).

10.4 EMS Technologies, Inc. Directors' Stock Purchase Plan effective January 1, 2000 (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

10.5 EMS Technologies, Inc. 1992 Stock Incentive Plan as amended through October 3, 1996 (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement No. 333- 14235 on Form S-4).

10.6 Amendments adopted May 2, 1997, to the EMS Technologies, Inc. 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.7 EMS Technologies, Inc. 1997 Stock Incentive Plan, as adopted January 24, 1997, and amended through April 28,2000 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

10.8 Form of Stock Option Agreement evidencing options granted prior to 2001 to executive officers under the EMS Technologies, Inc. 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.9    Form of Stock Option Agreement evidencing options granted after 2000 to executive officers under the EMS Technologies, Inc. 1997 Stock Incentive Plan, together with related Terms of Officer Stock Option, Form 1/25/01 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

10.10 Form of Stock Option Agreement evidencing options granted automatically to non-employee members of the Board of Directors upon their initial election to the Board, under the EMS Technologies, Inc. 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

10.11    Form of Stock Option Agreement evidencing options granted automatically to non-employee members of the Board of Directors, following five years of service, under the EMS Technologies, Inc. 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

10.12 Form of Stock Option Agreement evidencing options granted to executive officers under EMS Technologies, Inc. 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.)

10.13 Form of Stock Option Agreement evidencing options granted automatically under the 1992 Stock Incentive Plan, on a one-time basis and prior to 1998, to non-employee members of the Board of Directors (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

10.14   Stock Option Agreement dated January 7, 2000, evidencing option granted to Alfred G. Hansen (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

10.15 EMS Technologies, Inc. Executive Annual Incentive Compensation Plan, as amended through April 30, 1999 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 2, 1999).

10.16 Form of Indemnification Agreement between the Company and its directors (incorporated by reference to Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.17 Form of Indemnification Agreement between the Company and its Vice President and General Counsel (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.18 Form of split-dollar life insurance agreement between the Company and certain of its officers (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.19 Form of split-dollar life insurance agreement effective January 1, 1993, between the Company and William S. Jacobs (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

10.20 Form of note evidencing indebtedness to the Company of its former Chief Executive Officer and certain other executive officers (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 1998).

10.21 Letter, dated May 15, 2001, governing credit facility between EMS Technologies Canada, Ltd., a consolidated subsidiary of the Company, and Canadian Imperial Bank of Commerce, including Schedule-Standard Credit Terms together with Amendments Numbers 2 and 4 thereto.

13.1 Those portions of the Company's 2001 Annual Report to Shareholders incorporated by reference into this Annual Report on Form 10-K.

22.1 Subsidiaries of the registrant.

23.1 Independent Public Accountants' (KPMG LLP) Consent to incorporation by reference in Registration Statements Nos. 2-76455, 33-50528, 333-20843, 333-32425, 333-35842, 333-86973 and 333-74770, each on Form S-8, and Registration Statements Numbers 333-61796 and 333-66646, each on Form S-3.

23.2 Independent Chartered Accountants' (Ernst and Young LLP) Consent to incorporation by reference in Registration Statements Nos. 2-76455, 33-50528, 333-20843, 333-32425, 333-35842 and 333-86973, each on Form S-8, and Registration Statements Numbers 333-61796 and 333-66646, each on Form S-3.

99.1 Ernst and Young LLP independent chartered accountants' report.

(b). Reports on Form 8-K.

No Reports on Form 8-K were filed by the Company during the quarter ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMS TECHNOLOGIES, INC.

By: /s/ Alfred G. Hansen Date: 4/01/02

President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date
/s/	Alfred G. Hansen	President and Chief Executive Officer,	4/01/02
	Alfred G. Hansen	and Director (Principal Executive Officer)

/s/	Don T. Scartz	Senior Vice President and	4/01/02
	Don T. Scartz	Chief Financial Officer, Treasurer, and
Director (Principal Financial and Accounting Officer)

/s/	Jerry H. Lassiter	Director	4/01/02
Jerry H. Lassiter

/s/	John B. Mowell	Director, Chairman of the Board	4/01/02
John B. Mowell

/s/	Norman E. Thagard	Director	4/01/02
Norman E. Thagard

EXHIBIT 13.1

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except net earnings per share)

	Years ended December 31
	------------------------------------------
	2001	2000	1999
	---------	---------	--------
Net sales (note 12)	$291,086	273,143	242,414
Cost of sales	196,572	181,937	167,118
Selling, general and administrative expenses	55,364	50,635	45,211
Research and development expenses	27,093	27,735	21,816
Accrual of contract reserve (note 14)	3,500	--	--
Write-down of NetSat 28 assets (note 15)	--	2,891	--
	---------	---------	---------
Operating income	8,557	9,945	8,269
Non-operating income, net (note 2)	381	175	1,310
Interest expense	(4,891)	(4,326)	(2,827)
	---------	---------	---------
Earnings before income taxes	4,047	5,794	6,752
Income tax benefit (expense) (note 8)	820	(1,303)	(1,912)
	---------	---------	---------
Earnings before accounting change	4,867	4,491	4,840
Cumulative effect of change in accounting principle (note 13)	(351)	--	--
	---------	---------	---------
Net earnings	$4,516	4,491	4,840
	=====	=====	=====
Net earnings per share (note 7):
Basic:
Earnings before accounting change	$.52	.51	.56
Cumulative effect of change in accounting principle	(.04)	--	--
	------	------	------
Net earnings	$.48	.51	.56
	===	===	===
Diluted:
Earnings before accounting change	$.51	.50	.55
Cumulative effect of change in accounting principle	(.04)	--	--
	------	------	------
Net earnings	$.47	.50	.55
	===	===	===
Weighted average number of shares (note 7):
Common	9,464	8,766	8,703
Common and dilutive common equivalent	9,563	8,912	8,775

See accompanying notes to consolidated financial statements.

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31
	---------------------------------
	2001	2000
	-------	-------

ASSETS

Current assets:
Cash and cash equivalents (note 11)	$11,777	5,593
Trade accounts receivable, net (notes 4 and 11)	84,415	74,526
Inventories (note 5)	41,465	38,183
Deferred income taxes (note 8)	1,487	1,355
	---------	---------
Total current assets	139,144	119,657
	---------	---------

Property, plant and equipment (note 6):
Land	3,431	3,572
Buildings and leasehold improvements	21,181	21,210
Machinery and equipment	72,082	67,844
Furniture and fixtures	6,103	5,648
	---------	---------
	102,797	98,274
Less accumulated depreciation and amortization	54,362	48,672
	---------	---------
Net property, plant and equipment	48,435	49,602
	---------	---------

Investment in limited partnership (note 3)	17,909	17,909
Deferred income taxes - non-current (note 8)	3,766	2,075
Accrued pension asset (note 9)	2,905	3,108
Other assets	11,660	13,260
Goodwill, net of accumulated amortization
of $4,984 in 2001 and $4,334 in 2000	12,997	10,502
	---------	---------
	$236,816	216,113
	======	======

See accompanying notes to consolidated financial statements.

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
(In thousands, except share data)

	December 31
	--------------------------------
	2001	2000
	------	------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current installments of long-term debt (notes 6 and 11)	$21,158	22,048
Accounts payable (note 11)	31,890	27,655
Accrued compensation costs	7,100	5,414
Accrued retirement costs (note 9)	1,921	1,160
Accrued post-retirement benefits (note 10)	2,440	2,420
Deferred revenue	4,002	4,153
Other current liabilities	3,092	2,217
	----------	---------
Total current liabilities	71,603	65,067

Long-term debt, excluding current installments (notes 6 and 11)	32,892	39,617
	----------	---------
Total liabilities	104,495	104,684
	----------	---------
Stockholders' equity (note 7):
Preferred stock of $1.00 par value per share.
Authorized 10,000,000 shares; none issued	--	--
Common stock of $.10 par value per share.
Authorized 75,000,000 shares, issued and outstanding
10,407,000 in 2001 and 8,809,000 in 2000	1,041	881
Additional paid-in capital	56,808	35,373
Accumulated other comprehensive loss -
foreign currency translation adjustment	(6,814)	(1,595)
Retained earnings	81,286	76,770
	----------	---------
Total stockholders' equity	132,321	111,429
	----------	---------
Commitments and contingencies (notes 3, 6, 9, 10, 13 and 16)
	$236,816	216,113
	======	======

See accompanying notes to consolidated financial statements.

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three years ended December 31, 2001
	---------------------------------------------------------------------------------
									Accum-
									ulated
							Annual		other				Total
	Common Stock				Additional		compre-		compre-				stock-
	-----------------------				paid-in		hensive		hensive		Retained		holders'
	Shares		Amount		capital		income		loss		earnings		equity
	--------		--------		--------		-------		-------		--------		--------
Balance December 31, 1998	8,689		$869		34,615				(2,263)		67,439		100,660

Net earnings	-		-		-		4,840		-		4,840		4,840
Income tax benefit from exercise of non-
qualified stock options (note 8)	-		-		108		-		-		-		108
Exercise of common stock options	69		7		443		-		-		-		450
Redemption of shares upon exercise of
common stock options	(7)		(1)		(104)		-		-		-		(105)
Foreign currency translation adjustment gain	-		-		-		425		425		-		425
Repurchase and retirement of common stock	(45)		(4)		(559)		-		-		-		(563)
	------	-	----	-	--------	-	-------	-	-------	-	--------	-	--------	-
Comprehensive income for 1999							5,265
							====
Balance December 31, 1999	8,706		871		34,503				(1,838)		72,279		105,815

Net earnings	-		-		-		4,491		-		4,491		4,491
Income tax benefit from exercise of non-
qualified stock options (note 8)	-		-		446		-		-		-		446
Exercise of common stock options	134		13		981		-		-		-		994
Redemption of shares upon exercise of
common stock options	(31)		(3)		(557)		-		-		-		(560)
Foreign currency translation adjustment gain	-		-		-		243		243		-		243
	------	-	----	-	--------	-	-------	-	-------	-	--------	-	--------	-
Comprehensive income for 2000							4,734
							====
Balance December 31, 2000	8,809		$881		35,373				(1,595)		76,770		111,429
(continued)
EMS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS), continued
(In thousands)

	Three years ended December 31, 2001
	---------------------------------------------------------------------------------
									Accum-
							Annual		ulated
							compre-		other				Total
	Common Stock				Additional		hensive		compre-				stock-
	-----------------------				paid-in		income		hensive		Retained		holders'
	Shares		Amount		capital		(loss)		loss		earnings		equity
	--------		--------		--------		------		-------		--------		--------

Balance December 31, 2000	8,809		$881		35,373				(1,595)		76,770		111,429
Net earnings	-		-		-		4,516		-		4,516		4,516
Income tax benefit from exercise of non-
qualified stock options (note 8)	-		-		160		-		-		-		160
Exercise of common stock options	95		9		1,015		-		-		-		1,024
Redemption of shares upon exercise of
common stock options	(51)		(5)		(763)		-		-		-		(768)
Foreign currency translation adjustment loss	-		-		-		(5,219)		(5,219)		-		(5,219)
Stock issued for an acquisition (note 3)	226		23		3,537								3,560
Stock issued in a private offering, net of
offering costs of $973	1,328		133		17,486								17,619
	------	-	----	-	--------	-	-------	-	-------	-	--------	-	-------	-
Comprehensive loss for 2001							(703)
							====
Balance December 31, 2001	10,407		$1,041		56,808				(6,814)		81,286		132,321
	=====		===		=====				====		=====		====

See accompanying notes to consolidated financial statements.

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31
	--------------------------------------------
	2001	2000	1999
	--------	--------	--------
Cash flows from operating activities:
Net earnings	$4,516	4,491	4,840
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	9,602	8,625	7,008
Goodwill amortization	650	520	520
Deferred income taxes	(1,823)	385	718
Changes in operating assets and liabilities:
Trade accounts receivable	(11,609)	(6,722)	(4,810)
Inventories	(2,282)	(10,084)	(2,468)
Non-trade foreign government receivable	1,437	(1,136)	(1,333)
Accounts payable	3,344	6,535	2,493
Income taxes payable	(397)	(213)	(1,880)
Accrued costs, deferred revenue,
and other current liabilities	3,186	2,791	1,450
Other	(2,505)	(2,035)	(1,025)
	---------	--------	---------
Net cash provided by operating activities	4,119	3,157	5,513
	---------	--------	---------
Cash flows from investing activities:
Purchase of property, plant and equipment	(8,600)	(9,342)	(11,656)
Payments for asset acquisitions	(3,516)	(4,372)	(10,458)
Investment in limited partnership	-	(4,909)	(3,000)
	---------	---------	---------
Net cash used in investing activities	(12,116)	(18,623)	(25,114)
	---------	---------	---------
Cash flows from financing activities:
Proceeds from long-term debt	17,735	16,067	20,190
Repayment of long-term debt	(21,597)	(517)	(266)
Net proceeds from private stock offering	17,619	-	-
Repurchase and retirement of common stock	-	-	(563)
Proceeds from exercise of stock options,
net of withholding taxes paid	256	434	345
	---------	---------	---------
Net cash provided by financing activities	14,013	15,984	19,706
	---------	---------	---------
Net change in cash and cash equivalents	6,016	518	105

Effect of exchange rates on cash	168	243	343
Cash and cash equivalents at January 1	5,593	4,832	4,384
	---------	---------	---------
Cash and cash equivalents at December 31	$11,777	5,593	4,832
	=====	======	=====
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,163	3,824	2,827
Cash paid for income taxes	361	755	1,615

Noncash Investing and Financing:

In January 1999, the Company acquired (through its subsidiary EMS Technologies Canada, Ltd.) the Space Systems and Products Division of Spar Aerospace Limited and Spar Holdings, Inc. (a wholly owned subsidiary of Spar Aerospace Limited) located near Montreal, Quebec. The transaction was accounted for as an asset purchase valued at $17.4 million. The Company made cash payments to the seller of $6.2 million of the purchase price at closing, and installments of $4.2 million in 1999, $3.5 million in 2000 and $3.5 million in 2001 relating to the deferred portion of the purchase price, with funds provided under the Company's U.S. revolving credit agreement. Following is a summary of the acquisition's financing (in thousands):

Fair value of assets acquired	$26,733
Fair value of liabilities assumed	(9,300)
Less: Cash payments in 1999	(10,458)
Less: Cash payments in 2000	(3,459)
Less: Cash payments in 2001	(3,516)
-----------
Seller-financed debt at December 31, 2001	$--
======

In May 2001, the Company acquired a small manufacturer of repeaters and other wireless signal distribution products. The transaction was accounted for as a stock purchase initially valued at $4.0 million, with subsequent additional purchase consideration payable annually in cash or stock, at the Company's option, and contingent on the acquired product line achieving certain sales targets over the next three years. In payment of the initial purchase price, the Company issued 226,000 common shares and assumed debt of approximately $400,000. The fair value of the tangible net assets acquired was approximately $800,000, resulting in goodwill of approximately $3.2 million.

See accompanying notes to consolidated financial statements.

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 and 1999

  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of EMS Technologies, Inc. and its wholly owned subsidiaries, LXE Inc., EMS Holdings, Inc. and EMS Technologies Canada, Ltd. (collectively, "the Company"). All significant intercompany balances and transactions have been eliminated in consolidation. Certain balance sheet amounts in 2000 were reclassified to conform with classifications adopted in 2001. Following is a summary of the Company's significant accounting policies:

-- Management's Use of Estimates

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

-- Revenue Recognition

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

-- Cash Equivalents

Cash equivalents as of December 31 included investments of $5,633,000 in 2001 and $2,519,000 in 2000 in money market instruments issued by corporations and the U.S. Government, and interest-bearing deposits with an initial term of less than three months. The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

-- Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market (net realizable value). Work in process consists of raw material and production costs, including indirect manufacturing costs.

-- Property, Plant and Equipment

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

-- Long-Lived Assets

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

-- Capitalized Software Costs

The Company has capitalized certain costs to develop software that will be licensed to customers. The carrying value of each software product is the lower of total costs incurred or the net realizable value of the product. Capitalization of internally developed software begins upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. Capitalized software costs are evaluated for impairment at each balance sheet date by comparing the unamortized capitalized costs with net realizable value (i.e., future gross revenues less estimated future costs of completing and disposing of the product, including maintenance and customer support costs to satisfy the Company's responsibility at the time of sale); any excess of the cost over its net realizable value would be written off. Capitalized software costs are amortized on a product-by-product basis, beginning when the product is ready for sale. Annual amortization is based upon the greater of the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues, or the straight-line method over four years. All capitalized software costs had been completely amortized as of December 31, 2001. At December 31, 2000 and 1999, the unamortized portion of capitalized software costs included in other assets was $724,000 and $1.6 million, respectively. Amortization expense of capitalized software costs was $724,000 in 2001, $919,000 in 2000 and $890,000 in 1999.

-- Income Taxes

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

-- Earnings Per Share

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

-- Goodwill

Goodwill represents the excess of purchase price over fair value of net assets acquired and is amortized on a straight-line basis over periods ranging from 8 to 25 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation.

The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets,'' which will be adopted by the Company effective January 1, 2002. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives will no longer be amortized, but will instead be tested periodically for impairment. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed periodically for impairment. At December 31, 2001, the Company reported $13 million of unamortized goodwill that will be subject to the transition provisions of SFAS No. 142. The Company has not yet determined the effect of adopting SFAS No. 142. However, the Company expects that substantially all of the goodwill recognized as of December 31, 2001 is likely to meet the criteria for having indefinite useful lives, and therefore will not be subject to further amortization. Goodwill amortization was $650,000, $520,000 and $520,000 for the respective years ended December 31, 2001, 2000 and 1999.

-- Stock Option Plans

Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by SFAS No. 123.

-- Foreign Currency Translation

Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at current exchange rates. Income and expenses of the foreign subsidiaries are translated into U.S. dollars at the approximate average exchange rates that prevailed during the years presented. The functional currency of all subsidiaries is considered to be the local currency; consequently, adjustments resulting from the translation of the subsidiaries' financial statements (including long-term financing from the parent) are reflected in accumulated other comprehensive income (loss) in stockholders' equity and not as a part of the results of operations. The Company accrues foreign currency exchange gains or losses on direct export activity and on the LXE European subsidiaries' short-term intercompany liabilities that arise from the purchase of the parent's products for resale.

-- Comprehensive Income (Loss)

On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. Comprehensive income (loss) consists of net income and foreign currency translation adjustments, and changes in the fair value of derivative instruments that qualify as cashflow hedges, and is presented in the consolidated statements of stockholders' equity and comprehensive income (loss).

-- Derivative Financial Instruments

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

In January 2001, the Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. SFAS No. 133 also establishes new accounting rules for hedging instruments which, depending on the nature of the hedge, require that changes in the fair value of derivatives must be either: (1) offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings, or (2) recognized in other comprehensive income (a component of stockholders' equity) until the hedged item is recognized in earnings. Any ineffective portion of a derivative's change in fair value must be immediately recognized in earnings.

The accounting treatment for a derivative instrument depends upon whether it qualifies under SFAS No. 133 as a hedging instrument, and whether the Company has designated, in advance, the derivative instrument as one of the following hedge types, based upon the particular exposure being hedged:

(1) a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability that is attributable to a particular risk);
(2) a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk); or
(3) a hedge of a net investment in a foreign operation

Under its hedging policies and procedures, the Company has designated all of its qualified derivatives as cash flow hedges. SFAS No. 133 requires that a change in the value of the highly effective portion of a foreign currency cash flow hedge (i.e., hedging at least 80% of a particular risk) should be reported in the other comprehensive income component of stockholders' equity. This change is subsequently reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining portion of the cash flow hedge is considered to be not highly effective (i.e., "ineffective"), and the change in the value of this portion of the hedge is recognized in current earnings. For derivative instruments that do not qualify as hedging instruments, any change in the value is recognized in current earnings.

Certain of the Company's routine long-term contracts to deliver space and technology products are considered to be derivative instruments because these contracts create long-term obligations for non-U.S. customers to pay the Company's Canadian subsidiary in U.S. dollars. These "embedded" derivatives do not qualify as hedging instruments.

Prior to the adoption of SFAS No. 133 at the beginning of 2001, all gains and losses on the forward contracts used to hedge the currency fluctuations on transactions denominated in foreign currencies and the offsetting losses and gains on hedged transactions were recorded in non-operating income in the statement of earnings. After the adoption of SFAS No. 133, qualified hedges could be recorded in other comprehensive income rather than in non-operating income. However, all qualified hedges were settled during 2001. As a result, there was no net gain or loss for the year in comprehensive income.

-- Effect of Other New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for all business combinations initiated and completed after June 30, 2001. SFAS No. 141 also specifies the criteria for reporting, apart from goodwill, intangible assets that have been acquired in a purchase-method business combination. The Company is required to adopt the provisions of SFAS No. 141 effective immediately, and this adoption is not expected to have a material effect on the Company's financial results.

In July 2001, the Financial Accounting Standards Board also issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Over time, the liability is adjusted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company does not have any asset retirement obligations and the adoption of this pronouncement will have no material impact on the Company's consolidated financial statements.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB Opinion No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business).

The Company plans to adopt the provisions of SFAS No. 144 for the quarter ending March 31, 2002. Management does not expect the adoption of SFAS No. 144 to have a material impact on the Company's financial statements because the impairment assessment under this Statement is largely unchanged from SFAS No. 121. Assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS No. 144 will have on the Company's financial statements.

(2) NON-OPERATING INCOME

The most significant recurring item within non-operating income was net gains or losses resulting from foreign currency transactions and from translation of the LXE European subsidiaries' short-term intercompany liabilities that arise from the purchase of the parent's products for resale in Europe. The Company recognized net foreign currency losses of $22,000 in 2001, $234,000 in 2000 and $745,000 in 1999.

Non-operating income also included interest income of $287,000 in 2001 and $526,000 in 2000. Non-operating income in 1999 included a $1.8 million gain from an insurance settlement to compensate the Company for its tornado-caused business interruption in 1998.

(3) ACQUISITIONS

In May 2001, the Company acquired a small manufacturer of repeaters and other wireless signal distribution products. The transaction was accounted for as a stock purchase initially valued at $4.0 million, with subsequent additional purchase consideration payable annually in cash or stock, at the Company's option, and contingent on the acquired product line achieving certain sales targets over the next three years. In payment of the initial purchase price, the Company issued 226,000 common shares and assumed debt of approximately $400,000. The fair value of the net assets acquired was approximately $800,000, resulting in goodwill of approximately $3.2 million.

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

In January 1999, the Company acquired (through its subsidiary EMS Technologies Canada, Ltd.) the Space Systems and Products Division of Spar Aerospace Limited and Spar Holdings, Inc. (a wholly owned subsidiary of Spar Aerospace Limited) - collectively, the Space Division, located near Montreal, Quebec. The transaction was accounted for as an asset purchase under the purchase method of accounting; accordingly, the Company's 1999 consolidated statement of earnings includes only the results of operations of the former Spar Space Division subsequent to the acquisition date. The asset purchase was valued at $17.4 million, representing the $20.3 million price per the purchase agreement, as adjusted for approximately $400,000 of debt owed by the seller and assumed by the Company, which related to Canadian government support for Space Division research activities, and a $2.5 million adjustment for the amount by which the Space Division's actual working capital at the closing date was less than the working capital that had been projected in the purchase agreement. The Company made cash payments to the seller of $6.2 million of the purchase price at closing, and installments of $4.2 million in 1999, $3.5 million in 2000, and $3.5 million in 2001 relating to the deferred portion of the purchase price, with funds provided under the Company's U.S. revolving credit agreement.

The sole asset of Spar Holdings, Inc. (renamed EMS Holdings, Inc.) was an equity investment of less than 5% in a limited partnership. The general partner of the venture is a large, international aerospace firm. The goal of the investment is to enable the Company to participate in the development and implementation of a satellite network that would provide high-data-rate wireless services. In subsequent negotiations with the general partner concerning the Company's future scope of work, the Company agreed to invest an additional $9 million, comprising a $3 million payment in late 1999, a $3 million payment in May 2000, and an in-kind contribution in the form of $3 million of specific technological development. After completing these additional investments, the Company's equity stake in the limited partnership will remain below 5%. The Company does not expect to make any further cash or in-kind investments beyond the most recent agreement. The Company's equity investment is accounted for at historical cost and has a carrying value of $17.9 million at December 31, 2001, which includes an in-kind contribution to date of $1.9 million.

(4) TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable at December 31, 2001 and 2000 included the following (in thousands):

	2001	2000
	------	------

Amounts billed under contracts	$65,903	49,174
Unbilled revenues (substantially all to be billed during
the following 12 months)	29,813	41,047
Deferred revenue	(10,400)	(14,778)
Allowance for doubtful accounts	(901)	(917)
	--------	--------
Trade account receivable, net	$84,415	74,526
	=====	=====

(5) INVENTORIES

Inventories at December 31, 2001 and 2000 included the following (in thousands):

	2001	2000
	------	------

Parts and materials	$29,519	27,730
Work in process	10,702	6,419
Finished goods	3,181	5,406
Valuation allowance	(1,937)	(1,372)
	--------	--------
Inventories, net	$41,465	38,183
	=====	=====

(6) LONG-TERM DEBT

The following is a summary of long-term debt at December 31, 2001 and 2000 (in thousands):

	2001	2000
	------	------
Revolving credit loan with a bank, unsecured, $10 million
maturing in November 2003, the remainder payable upon
demand, interest payable quarterly at a variable rate (5.83% at
the end of 2001 and 9.05% at the end of 2000)	$18,700	30,543

Promissory note, secured by a first mortgage on the Company's headquarters facility, maturing in 2016, principal and interest payable in equal monthly installments with a fixed interest rate
of 8.0%	10,721	-

Revolving credit loan with bank, secured by the assets of
EMS Technologies Canada, Ltd. maturing in March 2002,
interest payable at a variable rate (5.0% at the end of 2001
and 7.95% at the end of 2000)	9,716	16,895

Term loan with an insurance company, secured by a U.S.
building, maturing in January 2014, principal and interest
payable in equal monthly installments with a fixed interest
rate of 7.1%	6,591	6,924

Term installment loan with a bank in Canada, maturing in
December 2005, principal and interest payable quarterly
at a variable interest rate (5.5% at the end of 2001)	3,516	-

Repayable funding from the Government of Canada to support
research, due in annual installments based on royalties of
.675% of future space-related revenues as of 2001 and 2000,
no interest to accrue	2,271	2,928

Capital lease agreements, secured by machinery and equipment, computer hardware, software and peripherals, with various
terms through 2006, due in quarterly installments with
implicit interest rates of 3.0% to 13.0%	2,150	859

Term loan with a bank, maturing in August 2004, principal and interest payable monthly at a variable interest rate (8.0% at the
end of 2001)	385	-

Financing agreement with seller of Canadian operations, due in annual installments through December 2001, interest
payable at 5.5%	-	3,516
	--------	--------
Total long-term debt	54,050	61,665

Less current installments of long-term debt	21,158	22,048
	--------	--------
Long-term debt, excluding current installments	$32,892	39,617
	=====	=====

In July 2001, the Company amended its U.S. revolving credit agreement to reduce the available funding under this debt facility from $40 million to $30 million. The reduction in the available funding was due to the transfer of the security in the land and building to another lender in exchange for proceeds of $10.9 million under a promissory note. As of December 31, 2001, $10 million borrowed under the U.S. revolving credit agreement is due November 2003, with no principal payments required until maturity. The remaining $8.7 million of borrowings are due on demand.

Interest under the U.S. revolving credit agreement is, at the Company's option, a function of either the bank's prime rate or LIBOR. A commitment fee equal to .20% per annum of the daily average unused credit available is payable quarterly in arrears.

The U.S. revolving credit agreement includes a covenant that annually establishes a minimum required consolidated net worth. The minimum consolidated net worth required at December 31, 2001 was approximately $108 million, as compared with the reported consolidated net worth of approximately $132 million. Other covenants limit the amount of debt as compared with total capitalization, or set a minimum ratio by which earnings before interest and income taxes must exceed interest expense. At December 31, 2001 the Company was in compliance with these covenants.

During April 2001, the Company entered into a master lease financing agreement with a U.S. bank. This new agreement allowed the Company to purchase up to $8.5 million of equipment through capital leases. At that time, the Company completed a sale-leaseback transaction under this agreement on $2.2 million of existing equipment, with $1.9 million on a five-year lease and $300,000 on a three-year lease, in each case at 7.2% per annum.

In December 2000, the Company agreed to amend its credit facility with a bank in Canada to fund Canadian operations. As a result, the total Canadian credit facility was increased in January 2001 to $27 million, with $12.5 million available under a revolving credit agreement payable on demand, $4.7 million under a term installment loan payable in 20 quarterly payments, and the remainder of the facility for letters of credit. The revolving credit agreement is secured by a general pledge of the assets of EMS Technologies Canada, Ltd. The revolving credit agreement and the facility for the letters of credit expire in March 2002, while the term loan expires in December 2005.

Interest under the Canadian revolving credit agreement and term loan is a function of the bank's prime rate. A commitment fee equal to .33% per annum of the daily average unused credit available is payable monthly in arrears.

The Canadian revolving credit agreement includes a covenant that annually establishes a minimum required net worth for EMS Technologies Canada, Ltd. The minimum net worth required at December 31, 2001 was approximately $27 million, as compared with the reported net worth of approximately $34 million. Other covenants limit the amount of debt as compared with total capitalization, set a minimum ratio by which earnings before interest and income taxes must exceed interest expense, and set a minimum ratio of current assets as compared with current liabilities. At December 31, 2001, the Company was in compliance with these covenants.

In January 1999, the Company purchased the Space Systems and Products Division of Spar Aerospace Limited for approximately $17.4 million. One-third of the purchase price was financed under the Company's U.S. revolving credit agreement, and the remainder financed by the seller at 5.5% in four installments due over a three-year period. In December 2001, the final installment was paid in cash.

The combined principal maturities of all long-term debt are $21.2 million in 2002, $14.3 million in 2003, $2.1 million in 2004, $2.2 million in 2005, $1.4 million in 2006 and $12.9 million thereafter. Included in these totals are principal payments to be made under the Company's capital lease agreements. Following is a summary of annual payment totals under capital lease agreements (in thousands):

2002	$716
2003	581
2004	458
2005	420
2006	332
------
Total capital lease payments	2,507
Less: Interest payments	(357)
------
Capitalized lease obligation	$2,150
====

At December 31, 2001, the Company had $8.5 million available for borrowing under the U.S. revolving credit agreement and $2.8 million available for borrowing under its Canadian revolving credit agreement. At December 31, 2001, the Company also had outstanding standby letters of credit as performance guarentees totaling $2.8 million.

(7) STOCK PLANS

The Company has granted incentive and non-qualified stock options to key employees and directors under several stock option plans. All outstanding options have been granted at 100% of fair market value on each option's grant date. All outstanding options become exercisable from one to three years after the date of grant and expire from six to ten years after the date of grant. Under all plans at December 31, 2001, options for a total of 870,000 shares of stock were exercisable, and there were 842,000 shares available for future grants.

Following is a summary of activity in all of the Company's stock option plans for the years ended December 31, 2001, 2000 and 1999 (shares in thousands):

		Weighted Average
		Exercise Price
	Shares	Per Share
	----------	-----------------
Options outstanding at December 31, 1998	997	$15.47

Granted	311	13.41
Canceled or expired	(41)	17.63
Exercised	(69)	6.50
	-----
Options outstanding at December 31, 1999	1,198	15.38

Granted	729	15.04
Canceled or expired	(104)	18.89
Exercised	(134)	7.45
	-----
Options outstanding at December 31, 2000	1,689	15.64

Granted	393	15.75
Canceled or expired	(186)	17.64
Exercised	(95)	10.83
	-----
Options outstanding at December 31, 2001	1,801	$15.71
	===

The weighted average fair value of options granted in 2001, 2000 and 1999 was $8.03, $8.73 and $8.39, respectively. These fair values were based on the Black-Scholes option pricing model and a weighted average risk-free rate of return of 3.7% in 2001, 5.1% in 2000 and 6.7% in 1999, terms from four to ten years, expected volatility of 64% in 2001, 65% in 2000 and 58% in 1999, and no expected dividend yield.

Following is a summary of options outstanding at December 31, 2001 (shares in thousands):

			Outstanding			Exercisable
			-----------------------------			---------------------------
				Weighted	Weighted Average		Weighted
Range of				Average Price	Remaining Years In		Average Price
Exercise Prices			Shares	Per Share	Contractual Life	Shares	Per Share
---------------------			----------	---------------	--------------------	----------	---------------
$5.25	-	8.50	91	$6.68	3.2	91	$6.68
11.25	-	14.94	494	12.65	3.7	277	11.96
15.10	-	17.89	853	15.96	3.9	147	15.41
18.00	-	18.63	156	18.56	3.0	156	18.56
20.19	-	23.50	107	23.43	3.0	107	23.43
23.75	-	27.63	100	24.11	3.3	92	24.14
			------			-----
$5.25	-	27.63	1,801	$15.71	3.7	870	$15.88
			====			===

In the Company's capital structure, stock options are the only securities that are potentially dilutive in the future to basic earnings per share for the years ended December 31, 2001, 2000 and 1999, summarized as follows (shares in thousands):

	2001	2000	1999
	------	------	------
Dilutive stock options, included in earnings
per share calculations:
Shares	1,159	483	144
Average price per share	$13.59	11.93	7.08

Anti-dilutive stock options, excluded from
earnings per share calculations:
Shares	642	1,206	1,054
Average price per share	$19.53	17.12	16.51

Following is a reconciliation of the denominator for basic and diluted earnings per share calculations for the years ended December 31, 2001, 2000 and 1999 (shares in thousands):

	2001	2000	1999
	------	------	------
Basic earnings per share denominator	9,464	8,766	8,703
Common equivalent shares from dilutive stock options	99	146	72
	-------	-------	-------
Diluted earnings per share denominator	9,563	8,912	8,775
	====	====	====

Under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company is permitted to continue accounting for the issuance of stock options in accordance with Accounting Principles Board (APB) Opinion No. 25, which does not require recognition of compensation expense for option grants unless the exercise price is less than the market price on the date of grant. As a result, the Company has not recognized any compensation cost for stock options. If the Company had recognized compensation cost for the "fair value" of option grants under the provisions of SFAS No. 123, the pro forma financial results for 2001, 2000 and 1999 would have differed from the actual results as follows (net earnings in thousands):

	2001	2000	1999
	------	------	------
Net earnings:
As reported	$4,516	4,491	4,840
Pro forma	2,172	1,903	3,088

Basic net earnings per share:
As reported	.48	.51	.56
Pro forma	.23	.22	.36

Diluted net earnings per share:
As reported	.47	.50	.55
Pro forma	.23	.22	.36

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

The Company adopted a Shareholder Rights Plan effective April 6, 1999, to replace a similar plan adopted in 1989 that expired on April 6, 1999. Under the new plan, the Company declared a dividend distribution of one right for each outstanding share of the Company's common stock to stockholders of record at the close of business on April 16, 1999. Future transfers of common stock certificates will also transfer the associated rights. The rights become exercisable for one share of common stock at a specific purchase price (initially $45) upon the acquisition of at least 20% beneficial ownership in the Company without the consent of a majority of the Company's Board of Directors not having an interest in the acquirer. The rights will become exercisable for shares of common stock having a value equal to two times the purchase price, upon the following events: (1) the acquisition of at least a 20% beneficial ownership in the Company without the consent of a majority of the members of the Company's Board of Directors not having an interest in the acquirer, (2) the acquisition of 2% of the outstanding common stock without such consent, following acquisition of 20% with consent, or (3) certain merger, consolidation or asset sale transactions, in each case without the consent of a majority of the members of the Company's Board of Directors not having an interest in the acquirer. If the Company is purchased or merged into another company, the rights may become exercisable for comparable securities of the surviving entity. The rights expire on August 6, 2009. At any time before their expiration, the outstanding rights may be redeemed by vote of the Board of Directors at a price of $.01 per right.

(8) INCOME TAXES

Total income tax benefit (expense) provided for in the Company's consolidated financial statements consists of the following for the years ended December 31, 2001, 2000 and 1999 (in thousands):

	2001	2000	1999
	------	------	------
Consolidated income tax benefit (expense)	$820	(1,303)	(1,912)
Income tax benefit resulting from exercise of stock
options credited to stockholders' equity	160	446	108
	-------	--------	-------
Total	$980	(857)	(1,804)
	====	=====	=====

The components of income tax benefit (expense) for the years ended December 31, 2001, 2000 and 1999 were (in thousands):

	2001	2000	1999
	------	------	------
Current:
Federal	$606	(533)	675
State	27	4	21
Foreign	(1,636)	(389)	(2,771)
	-------	--------	-------
Total current benefit (expense)	(1,003)	(918)	(2,075)
	-------	--------	-------
Deferred:
Federal	1,256	(37)	(366)
State	237	(27)	(34)
Foreign	330	(321)	563
	-------	--------	-------
Total deferred benefit (expense)	1,823	(385)	163
	-------	--------	-------
Total income tax benefit (expense)	$820	(1,303)	(1,912)
	====	=====	=====

Income tax benefit (expense) differed as follows from the amounts computed by applying the U.S. federal income tax rate of 34% to earnings before income taxes for the years December 31, 2001, 2000 and 1999 (in thousands):

	2001	2000	1999
	------	------	------
Computed "expected" income tax expense	$(1,376)	(1,970)	(2,296)
Tax credits from research activities	164	215	116
State income taxes, net of federal income tax benefit	174	(15)	(7)
Difference in effective foreign tax rates	2,004	621	408
Amortization of goodwill	(214)	(177)	(177)
Benefit from foreign sales corporation	94	216	212
Other	(26)	(193)	(168)
	-------	-------	-------
Income tax benefit (expense)	$820	(1,303)	(1,912)
	====	=====	====

In the years 2001 and 1999, income tax expense is net of tax benefits, totaling $408,000 and $570,000, respectively, recognized from foreign net operating loss carryforwards.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below (in thousands):

	2001	2000
	------	------
Deferred tax assets:
Accounts receivable	$184	296
Inventories	633	495
Accrued compensation costs	670	564
Accrued contract reserve	1,330	-
Accrued warranty costs	562	336
Accrued post-retirement benefits	780	823
Capital loss carryforward	473	473
Foreign research expense and tax credit carryforward	13,830	9,639
Foreign net operating loss carryforward	1,994	1,332
Gain on sales to foreign subsidiaries	252	308
Credit for corporate minimum tax	397	306
Other	121	188
	----------	---------
Total gross deferred tax assets	21,226	14,760
Valuation allowance	(9,404)	(6,257)
	----------	---------
Net deferred tax assets	11,822	8,503
	----------	---------
Deferred tax liabilities:
Property, plant and equipment	5,357	3,713
Net gain from foreign transactions and remeasurement	283	283
Pension asset	929	1,077
	---------	---------
Total gross deferred tax liabilities	6,569	5,073
	---------	---------
Net deferred tax assets	$5,253	3,430
	======	======

The U.S. operations are consolidated for federal income tax purposes. These U.S. operations had a combined loss before income taxes of $5,093,000 in 2001, earnings before income taxes of $1,874,000 in 2000, and a loss before income taxes of $942,000 in 1999. The combined foreign operations reported earnings before income taxes of $9,140,000, $3,920,000 and $7,694,000 in 2001, 2000 and 1999, respectively. The Company's net deferred tax assets at December 31, 2001 include $1,994,000 related to a cumulative $5,669,000 net operating loss incurred by certain international operations, for which the Company has recognized an income tax benefit. Most of these net operating losses can be carried forward indefinitely, but approximately $700,000 of these loss carryforwards will expire in each of the years 2003 and 2005. Management believes that the expected performance of these operations and the utilization of tax planning strategies will generate adequate earnings to fully realize the deferred tax asset, net of valuation allowance, relating to foreign net operating losses.

(9) RETIREMENT PLANS

The Company established a qualified defined contribution plan in 1993. All U.S.-based employees that meet a minimum service requirement (approximately 800) are eligible to participate in the plan. Company contributions are allocated to each participant based upon an age-weighted formula that discounts an equivalent benefit at age 65 to each employee's current age. Accumulated contributions are invested at each participant's discretion from among a diverse range of investment options offered by an independent investment firm selected by the Company.

The Company's contribution to this plan is determined each year by the Board of Directors. There is no required minimum annual contribution, but the target contribution has been approximately 6% of base payroll. The Company accrued an expense for the defined contribution plan of $2 million for 2001, $2.1 million for 2000 and $1.7 million for 1999.

The Company sponsors qualified retirement savings plans in the U.S. and Canada, in which the Company matches a portion of each eligible employee's contributions. The Company's matching contributions to these plans were $1,667,000 in 2001, $604,000 in 2000 and $600,000 in 1999.

As part of the Company's 1999 acquisition of the Montreal-based Space Systems and Products Division of Spar Aerospace Limited, the Company assumed the assets and liabilities of four defined benefit pension plans, both contributory and non-contributory, that collectively cover substantially all employees (approximately 600) at these operations. Benefit provisions in three of the plans are subject to collective bargaining. Benefits are based upon an employee's years of service and average compensation. In 2001, the Company proceeded to amend two of its defined benefit plans to become defined contribution plans. This action resulted in a net loss on plan curtailment and settlement of $51,000, which comprised a curtailment loss of $78,000 on one plan (final settlement pending regulatory approval), and a curtailment and settlement gain of $27,000 for the other plan. The combined pension benefit under all plans for the years ended December 31, 2001, 2000 and 1999 included the following components (in thousands):

	2001	2000	1999
	------	------	------
Expected return on plan assets	$1,999	1,831	1,959
Service cost for benefits earned	(201)	(379)	(465)
Interest cost on projected benefit obligation	(1,189)	(1,321)	(1,344)
Loss on plan curtailment and settlement	(51)	--	--
	--------	--------	--------
Pension benefit	$558	131	150
	=====	=====	=====

The funding policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws. Changes in the combined projected benefit obligation for the pension plans were as follows for the years ended December 31, 2001 and 2000 (in thousands):

	2001	2000
	------	------
Projected benefit obligation at January 1	$18,958	20,021
Service cost for benefits earned during the period	201	379
Interest cost on benefit obligation	1,189	1,321
Participant contributions	--	7
Actuarial gain	(626)	(1,181)
Benefits paid	(1,496)	(1,589)
Remeasurement gain on plan settlement	(127)	--
	--------	--------
Projected benefit obligation at December 31	$18,099	18,958
	=====	=====

Changes in the fair value of assets for pension plans were as follows for the years ended December 31, 2001 and 2000 (in thousands):

	2001	2000
	------	------
Fair value of assets at January 1	$28,209	26,182
Actual return on plan assets	(820)	3,584
Employer contributions (transfers)	(683)	25
Participant contributions	--	7
Benefits paid	(1,496)	(1,589)
Remeasurement loss on plan settlement	(195)	--
	--------	--------
Fair value of assets at December 31	$25,015	28,209
	=====	=====

Plan assets are held in a master trust arrangement managed by an independent advisor. Assets of the plans are invested primarily in publicly traded equity and fixed income securities through a master trust arrangement.

The Company recorded pension assets and liabilities as of December 31, 2001 and 2000 as follows (in thousands):

	2001	2000
	------------	----------
Fair value of plan assets	$25,015	28,209
Projected benefit obligation	(18,099)	(18,958)
Unrecognized actuarial net gain	(2,808)	(4,854)
Purchase price allocation of negative goodwill	(1,203)	(1,289)
	--------	--------
Accrued pension asset	$2,905	3,108
	=====	=====

The actuarial assumptions that were used to determine costs and benefit obligations for pension plans were as follows:

	2001	2000
	-----------	-----------
Discount rate	6.75%	6.75%
Compensation increases	3.50	3.50
Long-term return on assets	7.50	7.50

(10) POST-RETIREMENT BENEFITS OTHER THAN PENSION

The Company sponsors four unfunded plans to provide selected health and dental care and life insurance benefits for employees retired from the Montreal operations and their dependents. Employees of the Company's Montreal operations may become eligible for those benefits if they retire while working for the Company. Benefit provisions in three of the plans are subject to collective bargaining. The estimated cost for these benefits is accrued over periods of employee service on an actuarially determined basis. Combined post-retirement benefit cost of all plans for the years ended December 31, 2001, 2000 and 1999 included the following components (in thousands):

	2001	2000	1999
	------	------	------
Service cost for benefits earned	$81	67	45
Interest cost on accumulated benefit obligation	217	204	134
Amortization of experience loss	39	23	--
	-------	-------	-------
Post-retirement benefit cost	$337	294	179
	=====	=====	=====

Changes in the combined accumulated benefit obligation for post-retirement benefits were as follows for the years ended December 31, 2001 and 2000 (in thousands):

	2001	2000
	------	------
Accumulated benefit obligation at January 1	$3,452	2,991
Service cost for benefits earned during the period	81	67
Interest cost on accumulated benefit obligation	217	204
Actuarial loss	562	307
Benefits paid	(155)	(117)
	-------	-------
Accumulated benefit obligation at December 31	$4,157	3,452
	=====	=====

The Company recorded a liability for post-retirement benefits at December 31, 2001 and 2000, as follows (in thousands):

	2001	2000
	------	------
Accumulated benefit obligation	$4,157	3,452
Unrecognized actuarial net loss	(1,717)	(1,032)
	-------	-------
Accrued post-retirement benefit liability	$2,440	2,420
	=====	=====

The actuarial assumptions that were used to determine costs and benefit obligations for post-retirement benefits were as follows:

	2001	2000
	----------	----------
Discount rate	6.75%	6.75%
Healthcare cost trend - current	9.54	6.35
Healthcare cost trend - ultimate	4.52	4.45
Dental care cost trend - ultimate	4.50	4.50

Increasing the assumed healthcare and dental care cost trend rates by one percentage point would increase the aggregate service and interest cost components of net post-retirement benefit expense for 2001 by $37,000 and the accumulated post-retirement benefit obligation at December 31, 2001 by $369,000. A decrease of one percentage point would reduce service and interest costs by $30,000 and decrease the December 31, 2001 obligation by $307,000.

(11) FAIR VALUE OF FINANCIAL INSTRUMENTS

The following summarizes certain information regarding the fair value of the Company's financial instruments at December 31, 2001 and 2000:

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

The Company has two fixed-rate, long-term mortgages. One mortgage has a 7.1% current rate and a carrying amount at December 31, 2001 of $6.6 million. The other mortgage has an 8.0% rate and a carrying amount at December 31, 2001 of $10.7 million. The mortgages approximate fair value, based on current market rates at which the Company could borrow funds with similar remaining maturities.

(12) BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

The Company is organized into four reportable segments: Space & Technology, LXE, EMS Wireless and SATCOM. Each segment is separately managed and comprises a range of products and services that share distinct operating characteristics. The Company evaluates each segment primarily upon operating profit.

The Space & Technology segment manufactures custom-designed, highly engineered hardware for use in space and satellite communications, radar, surveillance and military counter-measures. Orders typically involve development and production schedules that can extend a year or more, and most revenues are recognized under percentage-of-completion long-term contract accounting. Hardware is sold to prime contractors or systems integrators rather than end-users.

The LXE segment manufactures wireless local area networks (LAN) products for use mainly in logistics. The manufacturing cycle for each order is generally just a few days, and revenues are recognized upon shipment of hardware. Hardware is marketed to end-users and to third parties who incorporate their products and services with the Company's hardware for delivery to end-users.

The EMS Wireless segment manufactures antennas and repeaters for PCS/cellular communications systems. The manufacturing cycle for each order is generally just a few days, and revenues are recognized upon shipment of hardware. Hardware is marketed to wireless service providers and to original equipment manufacturers (OEMs) for mobile voice/paging services, as well as for other emerging high-speed wireless systems.

The SATCOM segment manufacturers antennas and other hardware for satellite communications systems. The manufacturing cycle for each order is generally just a few days, and revenues are recognized upon shipment of hardware. Hardware is marketed to third parties who incorporate their products and services with the Company's hardware for delivery to end-users.

Accounting policies for segments are the same as those described in the summary of significant accounting policies, except that deferred income tax assets and liabilities are provided for only at the consolidated level.

(In thousands)	Years ended December 31
	---------------------------------------
	2001	2000	1999
	------	------	------
Net sales:
Space & Technology	$131,707	113,866	119,855
LXE	85,902	73,423	77,960
EMS Wireless	45,001	61,191	25,696
SATCOM	22,379	15,224	13,316
Other	6,097	9,439	5,587
	----------	---------	---------
Total	$291,086	273,143	242,414
	======	======	======
Operating income (loss):
Space & Technology	$2,626	(1,890)	2,056
Accrual of contract reserve	(3,500)	--	--
Write-down of NetSat 28 assets	--	(2,891)	--
	---------	---------	---------
Subtotal	(874)	(4,781)	2,056
LXE	4,690	(2,069)	2,637
EMS Wireless	1,925	13,101	3,286
SATCOM	2,995	3,602	3,238
Other	(179)	92	(2,948)
	---------	---------	---------
Total	$8,557	9,945	8,269
	======	======	======
Non-operating income (expense), net:
Space & Technology	$(429)	2	563
LXE	197	(165)	593
EMS Wireless	(7)	--	169
SATCOM	454	131	(57)
Other	--	--	42
Corporate	166	207	--
	--------	--------	---------
Total	$381	175	1,310
	=====	=====	======

	Years ended December 31
	---------------------------------------
	2001	2000	1999
Interest expense:	------	------	------
Space & Technology	$(3,574)	(2,565)	(1,310)
LXE	(469)	(547)	(506)
EMS Wireless	(353)	(511)	(323)
SATCOM	(304)	(334)	(267)
Other	(36)	--	(36)
Corporate	(155)	(369)	(385)
	---------	---------	---------
Total	$(4,891)	(4,326)	(2,827)
	======	======	======
Income tax benefit (expense):
Space & Technology	$2,019	3,011	130
Accrual of contract reserve	1,330	--	--
	---------	---------	---------
Subtotal	3,349	3,011	130
LXE	(1,877)	858	(1,233)
EMS Wireless	(596)	(4,785)	(1,190)
SATCOM	(400)	(422)	(934)
Other	82	(36)	1,118
Corporate	262	71	197
	---------	---------	---------
Total	$820	(1,303)	(1,912)
	======	======	======
Net earnings (loss):
Space & Technology	$(1,528)	(4,333)	1,439
LXE	2,541	(1,923)	1,491
EMS Wireless	969	7,805	1,942
SATCOM	2,745	2,977	1,980
Other	(133)	56	(1,824)
Corporate	(78)	(91)	(188)
	---------	---------	---------
Total	$4,516	4,491	4,840
	======	======	======
Capital expenditures:
Space & Technology	$4,626	5,921	8,575
LXE	1,597	1,851	1,794
EMS Wireless	1,592	1,371	665
SATCOM	324	116	536
Other	71	83	86
Corporate	390	--	--
	--------	--------	---------
Total	$8,600	9,342	11,656
	=====	=====	======

	Years ended December 31
	---------------------------------------
	2001	2000	1999
Depreciation and amortization:	------	------	------
Space & Technology	$4,811	4,759	2,495
LXE	4,303	3,550	4,214
EMS Wireless	941	507	381
SATCOM	133	309	423
Other	29	20	15
Corporate	35	--	--
	--------	--------	---------
Total	$10,252	9,145	7,528
	=====	=====	======

	As of December 31
	--------------------------------------
	2001	2000	1999
Assets:	------	------	------
Space & Technology	$113,813	108,745	98,760
LXE	66,142	63,420	61,724
EMS Wireless	23,334	19,143	12,804
SATCOM	13,050	13,733	9,853
Other	3,502	2,820	2,436
Corporate	16,975	8,252	4,251
	----------	---------	---------
Total	$236,816	216,113	189,828
	======	======	======

Following is a summary of enterprise-wide information (in thousands):

	Years ended December 31
	-------------------------------------
	2001	2000	1999
Net sales to customers in the following countries:	------	------	------
United States	$151,103	160,958	117,471
Canada	50,517	53,124	60,723
United Kingdom	24,764	10,236	4,766
France	16,114	9,092	12,028
Other foreign countries	48,588	39,733	47,426
	---------	---------	---------
Total	$291,086	273,143	242,414
	======	======	======

	As of December 31
	--------------------------------------
	2001	2000	1999
Long-lived assets located in the following countries:	------	------	------
United States	$67,481	65,196	60,400
Canada	28,437	30,242	24,424
Other foreign countries	1,754	1,018	840
	---------	---------	---------
Total	$97,672	96,456	85,664
	======	======	======

No customer accounted for more than 10% of consolidated net sales in 2001, 2000 or 1999.

(13) DERIVATIVE FINANCIAL INSTRUMENTS

In January 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." As a result, the Company recognized a net liability for all derivatives totaling $1,135,000 of which, $352,000 ($351,000 after income taxes) was charged to the statement of earnings as a transition adjustment for the cumulative effect of the change in accounting principle. The remaining net liability for all derivatives was charged to the unbilled revenue component of accounts receivable for $375,000 and to the other comprehensive income component of stockholders' equity for $408,000.

At December 31, 2001, the Company's net value of all derivatives was a liability of $166,000. The derivative activity as reported in the Company's financial statements for the year ended December 31, 2001 was (in thousands):

2001
-------
Net liability for derivatives at January 1, 2001	$(1,135)
Changes in statements of earnings:
Sales:
Gain in value of embedded derivatives	718
Foreign exchange gain (loss) on derivative instruments:
Gain in value of ineffective portion of derivative instruments that qualify as hedging instruments	32
Loss in value of derivative instruments that do not qualify as hedging instruments	(607)
Matured foreign exchange contracts	418
Net statement of earnings gain from changes in value of derivative instruments	561
Other comprehensive income:
Matured foreign exchange contracts	366
Gain in value of highly effective hedging instruments	31
Hedges determined to be ineffective	11
Net other comprehensive income	408
Net liability for derivatives at December 31, 2001	$(166)
===

The Company recognized no gains or losses during the year for cash flow hedges that have been discontinued because the forecasted transactions did not occur. All of the hedge contracts in place at December 31, 2001 will expire by the end of June 2002. As of December 31, 2001, the Company's cash flow hedges had resulted in no cumulative charges to other comprehensive income because the qualified cash flow hedges have been completed.

The table below summarizes, by major currency, the notional amounts of foreign currency forward contracts in U.S. dollars at December 31, 2001. The "buy" amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the "sell" amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies. All of the Company's foreign currency forward contracts will mature during 2002.

(In thousands)	Buy	Sell
	--------	--------
Canadian dollar	$ 2,250	-
Euro	-	2,672
	---------	--------
Total	$ 2,250	2,672
	=====	=====

The fair market value of these foreign exchange contracts was a net liability of $129,000 at December 31, 2001.

(14) ACCRUAL OF CONTRACT RESERVE

In December 2001, the Company accrued a $3.5 million contract reserve, which represented an estimate of the loss to be incurred in the settlement of a Space & Technology contract between the Company and a customer to supply advanced telecommunications technology for the commercial airline industry. The Company and its customer had worked together on the contract for over three years and invested considerable time and expense. The expectations were that the rollout of the Company's technology to the airline industry would have substantially begun by 2001. However, the rollout was proceeding much slower than expected. In view of the airline industry's difficult economic condition, which had deteriorated significantly in late 2001, and of considerable uncertainties at the end of 2001 about the timing of the airline industry's recovery and adoption of the Company's technology, the Company concluded that sales under the contract were unlikely to develop at the previously expected rate, and decided to seek a settlement of the contract with its customer. The Company believes that the contract can be settled through the contract's provisions for dispute resolution and that the $3.5 million reserve is adequate to cover the Company's potential exposure; however, negotiations between the Company and its customer are just beginning, there is no specific timetable for settlement, and the Company cannot be certain that the reserve would be sufficient for all potential costs in the event neither future sales develop nor a settlement on satisfactory terms is reached.

(15) WRITE-DOWN OF NETSAT 28 ASSETS

Effective as of December 31, 2000, the Company wrote down the full $2.9 million value of certain receivables and inventories related to NetSat 28 Company, L.L.C. (NetSat), which proposes to offer broadband communications services via a high-capacity geostationary Ka-band satellite over the United States. In September 1999, the Company negotiated an agreement to acquire control of NetSat. The acquisition was subject to approval by the Federal Communications Commission (FCC) to transfer control of NetSat's license to launch and operate its services. In the first half of 2000, the Company recorded $2.9 million of receivables and inventory related to NetSat's activities. In mid-2000, the FCC unexpectedly revoked NetSat's license, based upon NetSat's failure to begin satellite construction prior to a milestone date of May 1998. The Company was unable to determine, prior to the issuance of its financial statements for the year 2000, the probable outcome and timing of: (1) the FCC's response to NetSat's application to reinstate its license or (2) negotiations with potential investors in the NetSat venture. As a result of these uncertainties, the Company wrote down the full value of its NetSat-related receivables and inventories. Subsequent to the issuance of the 2000 financial statements, the FCC reinstated NetSat's license and approved the transfer of control to the Company, which established a new entity - Miraxis, L.L.C. - to pursue a broadband communications business plan. Miraxis has attracted some initial outside investors, but due to continuing uncertainty about whether the new venture can secure enough capital to proceed with its business plan, the Company has not attributed any value on its balance sheet to its minority investment in Miraxis.

(16) COMMITMENTS AND CONTINGENCIES

The Company is committed under several non-cancelable operating leases for office space, computer and office equipment and automobiles. Minimum annual lease payments under such leases are $3,991,000 in 2002, $3,347,000 in 2003, $1,473,000 in 2004, $1,118,000 in 2005, $1,024,000 in 2006 and $672,000 thereafter.

The Company also has short-term leases for regional sales offices, equipment and automobiles. Total rent expense under all operating leases was approximately $4,622,000, $4,868,000 and $5,156,000 in 2001, 2000 and 1999, respectively.

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

(17) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Following is a summary of interim financial information for the years ended December 31, 2001 and 2000 (in thousands, except net earnings per share):

		2001 Quarters ended
	-----------------------------------------------------------------------
	March 31	June 30	September 29	December 31
	-----------	-----------	-----------	-----------
Net sales	$67,164	74,567	68,886	80,469
Operating income (loss)	3,720	3,931	1,903	(997)
Net earnings	1,806	1,701	1,005	4
Net earnings per share:
Basic	.20	.19	.10	--
Diluted	.20	.19	.10	--

		2000 Quarters ended
	--------------------------------------------------------------------
	March 31	June 30	September 29	December 31
	-----------	-----------	-----------	-----------
Net sales	$62,434	76,883	69,866	63,960
Operating income	1,720	3,358	3,812	1,055
Net earnings	784	1,612	1,815	280
Net earnings per share:
Basic	.09	.18	.21	.03
Diluted	.09	.18	.20	.03

Operating loss in the fourth quarter of 2001 included a $3.5 million accrual of contract reserve for a long-term supply contract to the commercial airline industry. In addition, the Company's net earnings in the fourth quarter of 2001 included favorable year-to-date adjustments of approximately $575,000 after tax, related mainly to foreign exchange for its LXE European operations. The Company believes that these adjustments, if applied retroactively, would not have had a material effect on the quarterly results for 2001 as reported.

Operating income in the fourth quarter of 2000 included the effects of a $2.9 million write-down for receivables and inventory related to the operations of NetSat 28 Company, L.L.C.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
EMS Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of EMS Technologies, Inc. and subsidiaries (the"Company") as of December 31, 2001 and 2000, and the related consolidated statements of earnings, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of EMS Technologies Canada, Ltd., a wholly-owned subsidiary, which statements reflect total assets constituting 27% and 36%, and total revenues constituting 40%, 31% and 42% in 2001, 2000 and 1999, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for EMS Technologies Canada, Ltd., is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMS Technologies, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.

KPMG LLP

Atlanta, Georgia
February 13, 2002

Selected Financial Data

(In thousands, except net earnings per share)

		Years ended December 31
	-----------------------------------------------------------------
	2001	2000	1999	1998	1997
	------	------	------	------	------
Net sales	$291,086	273,143	242,414	177,163	171,230
Cost of sales	196,572	181,937	167,118	115,127	111,925
Selling, general and
administrative expenses	55,364	50,635	45,211	38,666	35,758
Research and development expenses	27,093	27,735	21,816	13,140	9,134
Accrual of contract reserve	3,500	-	-	-	-
Write-down of NetSat 28 assets	-	2,891	-	-	-
	-------	-------	-------	-------	-------
Operating income	8,557	9,945	8,269	10,230	14,413

Non-operating income (expense), net	381	175	1,310	1,602	(249)
Interest expense	(4,891)	(4,326)	(2,827)	(1,729)	(1,849)
	-------	-------	-------	-------	-------
Earnings before income taxes	4,047	5,794	6,752	10,103	12,315
Income tax benefit (expense)	820	(1,303)	(1,912)	(3,927)	(4,924)
	-------	-------	-------	-------	-------
Earnings before accounting change	4,867	4,491	4,840	6,176	7,391
Cumulative effect of change in
accounting principle	(351)	-	-	-	-
	-------	-------	-------	-------	-------
Net earnings	$4,516	4,491	4,840	6,176	7,391
	====	====	====	====	====
Net earnings per share:
Basic	$.48	.51	.56	.71	.87
Diluted	.47	.50	.55	.70	.84

Weighted average number of shares:
Common	9,464	8,766	8,703	8,675	8,544
Common and dilutive
common equivalent	9,563	8,912	8,775	8,871	8,820

		As of December 31
	-----------------------------------------------------------------
	2001	2000	1999	1998	1997
	------	------	------	------	------
Working capital	$67,541	54,590	51,449	62,533	56,830
Total assets	236,816	216,113	189,828	147,386	143,654
Long-term debt (excluding
current installments)	32,892	39,617	33,707	19,150	17,160
Stockholders' equity	132,321	111,429	105,815	100,660	95,220

No cash dividends have been declared or paid during any of the periods presented.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations -

The Company has identified critical accounting policies that involve significant management estimates, including revenue recognition on long-term contracts, accrual of government incentives for research, evaluation of long-lived assets for impairment, and establishment of reserves for deferred income tax assets. These critical accounting policies are detailed further in the appropriate sections of management's discussion and analysis of results of operations.

Most revenues were derived from commercial and international markets (91% in 2001, 90% in 2000 and 86% in 1999), as compared with sales for U.S. government end-use. More revenues were derived from sales to systems integrators, third-party manufacturers and distributors than from sales directly to end-user customers

Consolidated net sales increased to $291 million in 2001 from $273 million in 2000. The Space & Technology segment provided the Company's revenue growth in 2001. Revenue recognized under long-term contracts for commercial space applications (in particular, antennas and power control products) were the major contributors to the segment's 2001 revenue growth. However, approximately two-thirds of the segment's 2001 orders were for defense applications, which will likely account for most of this segment's expected revenue growth in 2002.

Revenues in 2001 for the Company's wireless products segments were flat, in total, compared with 2000, although the revenues contributed by major product lines varied considerably from the previous year. Revenues from the segments for LXE wireless logistics and SATCOM mobile communications increased by a combined total of $20 million in 2001 compared with 2000. This increase was due to the successful rollout of new LXE products in North America and Europe, as well as continued strong demand in the aeronautical SATCOM market. Substantially lower 2001 revenues from the EMS Wireless line of PCS/cellular antenna products offset all of the growth from LXE and SATCOM. Sales of the EMS Wireless products were affected by a slowdown in capital spending by the telecommunications industry in North America.

Consolidated net sales increased to $273 million in 2000 from $242 million in 1999. The EMS Wireless segment accounted for all of this revenue growth. The EMS Wireless antennas are used by many of North America's leading wireless service providers, and the Company directly benefited in 2000 when the North American telecommunications industry substantially expanded its wireless network infrastructure.

Revenue recognition for fixed-price, long-term contracts in the Space & Technology segment is a critical accounting policy involving significant management estimates. Most of this segment's contracts use the ratio of cost-incurred to total-estimated-cost as the measure of performance that determines how much revenue should be recognized. The calculation of total-estimated-cost relies on engineering estimates of the cost to complete the contract, with allowances for identifiable risks and uncertainties. These engineering estimates are frequently reviewed and updated. Most of the Space & Technology segment's contracts involve development of new or unproven applications of technology, thus unforeseen problems can occur and substantially reduce the rate of future revenue recognition in relation to costs incurred.

Cost of sales, as a percentage of consolidated net sales, was 68% in 2001, 67% in 2000 and 69% in 1999. The increase in the cost-of-sales percentage in 2001 was related to unfavorable experience in the Space & Technology segment on technically difficult legacy contracts that have been in process for more than two years. Most of these legacy contracts were completed during 2001. The decrease in the consolidated cost-of-sales percentage in 2000 was the result of revenue growth from the EMS Wireless segment, which had a much lower cost-of-sales percentage than other segments.

Selling, general and administrative expenses (SG&A) have increased during each of the past three years, but as a percentage of consolidated net sales, SG&A has remained stable at 19% in 2001, 2000 and 1999.

Research and development expenses (R&D) represent the cost of the Company's internally funded efforts. Significant R&D efforts also occur under specific customer orders in the Space & Technology segment and, accordingly, are reflected in cost of sales. Internally funded R&D expenses were down slightly in 2001 compared with 2000. The Space & Technology segment decreased its R&D spending in 2001 by $4 million as the Company shifted more development to customer-funded initiatives. This reduction was largely offset at the consolidated level by an R&D increase to develop high-speed aeronautical terminals for the SATCOM segment, as well as repeater products for the EMS Wireless segment. R&D increased in 2000 compared with 1999 because a major customer-funded development effort for the Space & Technology segment was completed in 1999 and the Company shifted development to internally-funded space initiatives.

The Company's accrual of R&D incentives from the Canadian government is a critical accounting policy involving management estimates for the Company' Space & Technology segment. These incentives are in the form of a cash reimbursement for a portion of certain qualified R&D expenditures. For the three years ended December 31, 2001, the total incentives claimed exceeded $10 million. The Company has established procedures to identify qualified costs and to submit appropriate claims for reimbursement; all of these claims are subject to financial and scientific audits by the Canadian government. The Company believes that its claims have been properly accrued, with sufficient allowance made for possible unfavorable determinations by the Canadian government concerning whether certain expenses qualified for incentive programs. Although there have historically been no significant disallowances of previously accrued incentives that resulted from the Canadian government's audits of the Company's claims, such disallowances in the future would have an unfavorable effect on the Company's statement of earnings.

In December 2001, the Company accrued a $3.5 million contract reserve, which represented an estimate of the loss to be incurred in the settlement of a Space & Technology contract between the Company and a customer to supply advanced telecommunications technology for the commercial airline industry. The Company and its customer had worked together on the contract for over three years and invested considerable time and expense. The expectations were that the rollout of the Company's technology to the airline industry would have substantially begun by 2001. However, the rollout was proceeding much slower than expected. In view of the airline industry's difficult economic condition, which had deteriorated significantly in late 2001, and of considerable uncertainties at the end of 2001 about the timing of the airline industry's recovery and adoption of the Company's technology, the Company concluded that sales under the contract were unlikely to develop at the previously expected rate, and decided to seek a settlement of the contract with its customer. The Company believes that the contract can be settled through the contract's provisions for dispute resolution and that the $3.5 million reserve is adequate to cover the Company's potential exposure; however, negotiations between the Company and its customer are just beginning, there is no specific timetable for settlement, and the reserve would not be sufficient for all potential costs in the event neither future sales develop nor a settlement on satisfactory terms is reached.

Effective as of December 31, 2000, the Company wrote down the full $2.9 million value of certain receivables and inventories related to NetSat 28 Company, L.L.C. (NetSat), which proposes to offer broadband communications services via a high-capacity geostationary Ka-band satellite over the United States. In September 1999, the Company negotiated an agreement to acquire control of NetSat. The acquisition was subject to approval by the Federal Communications Commission (FCC) to transfer control of NetSat's license to launch and operate its services. In the first half of 2000, the Company recorded $2.9 million of receivables and inventory related to NetSat's activities. In mid-2000, the FCC unexpectedly revoked NetSat's license, based upon NetSat's failure to begin satellite construction prior to a milestone date of May 1998. The Company was unable to determine, prior to the issuance of its financial statements for the year 2000, the probable outcome and timing of: (1) the FCC's response to NetSat's application to reinstate its license or (2) negotiations with potential investors in the NetSat venture. As a result of these uncertainties, the Company wrote down the full value of its NetSat-related receivables and inventories. Subsequent to the issuance of the 2000 financial statements, the FCC reinstated NetSat's license and approved the transfer of control to the Company, which established a new entity - Miraxis, L.L.C. - to pursue a broadband communications business plan. Miraxis has attracted some initial outside investors, but due to continuing uncertainty about whether the new venture can secure enough capital to proceed with its business plan, the Company has not attributed any value on its balance sheet to its minority investment in Miraxis.

The most significant recurring item within non-operating income was net gains or losses resulting from foreign currency transactions and from translation of the LXE European subsidiaries' short-term intercompany liabilities that arise from the purchase of the parent's products for resale in Europe. The Company recognized net foreign currency losses of $22,000 in 2001, $234,000 in 2000 and $745,000 in 1999.

Non-operating income also included interest income of $287,000 in 2001 and $526,000 in 2000. Non-operating income in 1999 included a $1.8 million gain from an insurance settlement to compensate the Company for its tornado-caused business interruption in 1998.

The balance sheet includes a less-than-5% equity investment in a limited partnership, with a carrying value on the balance sheet of $17.9 million at December 31, 2001. The Company's evaluation of this long-lived asset for impairment is a critical accounting policy involving significant management estimates. The goal of this investment is to enable the Company to participate in the development and implementation of a satellite network that will provide high-data-rate wireless services. Management believes that the partnership is an active and financially viable entity. Further, since the Company acquired its equity investment two years ago, new equity partners have invested in the partnership at a higher subscription price than the Company paid. As a result, the Company believes that the asset is not impaired and that it is appropriately accounted for as of December 31, 2001. However, due to current economic conditions in the space market, the partnership temporarily delayed construction of the satellite system and is instead pursuing an interim business development strategy until market conditions improve. If the construction delay continues, the Company may determine at some future date that the asset has become impaired, which would require a charge to non-operating income.

Interest expense increased to $4.9 million in 2001 compared with $4.3 million in 2000 and $2.8 million in 1999. The increase from 2000 to 2001 was due to higher average levels of debt in 2001. The increase from 1999 to 2000 was due to increased levels of debt and higher interest rates.

The effective income tax benefit rate was 20% for 2001, compared with the effective income tax expense rate of 22% in 2000 and 28% in 1999. In 2001, the Company recognized a consolidated net tax benefit despite reporting consolidated taxable income because: (1) the Company's Canadian operations earn taxable income at a low effective tax rate due to research-related credits, and (2) the Company's U.S. operations incurred a combined loss for 2001 at a higher effective tax rate. Therefore, the net tax benefit in the U.S. exceeded the net tax expense in Canada, which resulted in a consolidated net tax benefit in 2001. Similarly, the decrease in the effective income tax rate from 1999 to 2000 related to a comparatively higher proportion of pre-tax profits being derived from the Company's Canadian operations, which benefit from research-related income tax incentives. The Company expects that the effective income tax rate in 2002 will be approximately 29% based upon management's expectation that 2002 pre-tax profits derived in the U.S. will be higher as a proportion of consolidated pre-tax profits than in 2001.

The establishment of a valuation allowance on the net deferred tax asset balance in Canada is a critical accounting policy involving significant management estimates. It is management's expectation that the Canadian operations will earn more than enough research-related tax benefits each year to offset any federal tax liability for that given year. As a result, the Company has reserved substantially all of these net deferred tax assets (the reserve totaling $9.4 million), because they are unlikely to be realized. However, this reserve may be reduced - resulting in an income tax benefit to a future income statement - if: (1) the level of the Company's qualified research decreases, which will lower the tax benefits earned in future years, or (2) the Company's profitability increases, which will increase the tax liability incurred in future years.

In 2001, the Company recorded an after-tax loss from the cumulative effect of a change in accounting principle of $351,000 related to SFAS No. 133. In January 2001, the Company adopted the provisions of SFAS No. 133, which requires the Company to recognize all derivatives on the balance sheet at fair value. SFAS No. 133 also establishes new accounting rules for hedging instruments which, depending on the nature of the hedge, require that changes in the fair value of derivatives must be either: (1) offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings, or (2) recognized in other comprehensive income (a component of stockholders' equity) until the hedged item is recognized in earnings. Any ineffective portion of a hedging instrument's change in fair value must be immediately recognized in earnings. For derivative instruments that do not qualify as hedging instruments, any change in the value is recognized in current earnings.

Upon the adoption of the provisions of SFAS No. 133 on January 1, 2001, the Company recognized a resulting net liability for all derivatives totaling $1,135,000 of which, $352,000 ($351,000 after income taxes) was charged to the statement of earnings as a transition adjustment for the cumulative effect of the change in accounting principle. The remaining net liability for all derivatives was charged to the unbilled revenue component of accounts receivable for $375,000 and to the other comprehensive income component of stockholders' equity for $408,000.

Liquidity and Capital Resources -

During 2001, net cash provided by operating activities was $4.1 million, compared with $3.2 million in 2000 and $5.5 million in 2001. Operating cash flow for 2001 benefited from lower inventory growth as compared with the previous year. The Company purchased $8.6 million in fixed assets during 2001, which compares favorably with the depreciation and amortization totaling $9.6 million.

During 2001, the net repayment of long-term debt was $3.9 million. This change included a $19 million reduction of balances due under revolving credit arrangements and establishment of new secured debt totaling approximately $16 million. The new secured debt included a $10.9 million, 15-year mortgage on the Company's U.S. headquarters facility.

Another significant factor affecting the Company's cash flow was the August 2001 sale of approximately 1.3 million shares of its common stock to selected institutional and private investors. The stock was priced at $14 per share, with net proceeds to the Company of approximately $17.6 million. Following this private placement, the Company had a total of 10.4 million shares outstanding.

During 2001, the Company amended its existing U.S. revolving credit agreement to reduce the amount available from $40 million to $30 million. This reduction was due to the establishment of a mortgage on the Company's U.S. headquarters. At December 31, 2001 the Company had $8.5 million available for borrowing under its U.S. revolving credit agreement and $2.8 million available for borrowing under its Canadian revolving credit agreement.

The sale of common stock and the new financing arrangements made during 2001 significantly improved the Company's cash position and its debt-to-equity ratio. Management believes that cash provided from operations and borrowings available under its credit agreements will provide sufficient liquidity to meet the operating and capital expenditure needs for existing operations during the next 12 months. To fund long-term growth, the Company may consider such measures as issuance of common stock or placement of convertible securities.

Commitments and Contractual Obligations -

The Company does not have any undisclosed off-balance sheet arrangements with an unconsolidated entity that are reasonably likely to materially affect liquidity, the availability of capital resources, or requirements for capital resources. However, the following summary information about contractual obligations and commitments is provided to assist financial statement users.

Following is the Company's material contractual cash commitments as of December 31, 2001 (in thousands):

	Payments due by period
	--------------------------------------------------------------------
		Less than			After 5
Contractual obligations	Total	1 year	1-3 years	4-5 years	years
	----------	----------	----------	----------	----------
Long-term debt, excluding capital leases	$ 51,543	20,441	15,386	2,814	12,902
Capital lease obligations	2,507	716	1,039	752	-
Operating lease obligations	11,625	3,991	4,820	2,142	672
	----------	----------	----------	----------	----------
Total contractual cash obligations	$ 65,675	25,148	21,245	5,708	13,574
	======	======	======	======	======

Following is the Company's material other commercial commitments as of December 31, 2001 (in thousands).

Amount of commitment expiration per period
--------------------------------------------------------------------------------
		Less than			After 5
Other commercial commitments	Total	1 year	1-3 years	4-5 years	years
	----------	----------	----------	----------	----------
Standby letters of credit as
performance guarantee	$ 2,835	-	2,835	-	-

Risk Factors and Forward-Looking Statements -

Forward looking statements with respect to sales growth, cash flows and tax rates are included in management's discussion and analysis of financial condition and results of operations. Actual results could differ materially from those suggested in any forward-looking statements as a result of a variety of factors. Such factors include, but are not limited to:

  the effects of general economic conditions on capital spending in the Company's principal markets;

  difficulties encountered in completing technological development programs by the Company and the effects of technology that may be developed by competitors;

  difficulties encountered in transitioning products from development stages to an efficient manufacturing environment;

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

  the outcome of efforts to participate with potential strategic partners in offering Ka-band high-speed data communications, and the extent to which competing terrestrial systems succeed in providing extensive broadband Internet access on a dependable and economical basis;

  the Company's ability to negotiate satisfactory resolutions of claims by and against customers in connection with programs in which anticipated technical or production issues are encountered;

  the Company's ability to attract and retain qualified personnel, particularly those with key technical skills; and

  the availability of sufficient additional credit or other financing, on acceptable terms, to support the Company's expected growth.

Effect of New Accounting Pronouncements -

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which will be adopted by the Company effective January 1, 2002. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives will no longer be amortized, but will instead be tested periodically for impairment. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed periodically for impairment. At December 31, 2001, the Company reported $13 million of unamortized goodwill that will be subject to the transition provisions of SFAS No. 142. The Company has not yet determined the effect of adopting SFAS No. 142; however, the Company expects that substantially all of the goodwill recognized as of December 31, 2001 is likely to meet the criteria for having indefinite useful lives, and therefore will not be subject to further amortization. Goodwill amortization was $650,000, $520,000 and $520,000 for the respective years ended December 31, 2001, 2000 and 1999.

In July 2001, the Financial Accounting Standards Board also issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Over time, the liability is adjusted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company does not have any asset retirement obligations and the adoption of this pronouncement will have no material impact on the Company's consolidated financial statements.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Opinion No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business).

The Company plans to adopt the provisions of SFAS No. 144 for the quarter ending March 31, 2002. Management does not expect the adoption of SFAS No. 144 to have a material impact on the Company's financial statements because the impairment assessment under this statement is largely unchanged from SFAS No. 121. The provisions of the statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that the adoption of SFAS No. 144 will have on the Company's financial statements.

Exhibit 10.21

Canadian Imperial Bank of Commerce

KNOWLEDGE BASED BUSINESS (KBB)

222 Queen St., 2nd Floor

Ottawa, Ontario

K1P 5V9

May 15, 2001

EMS TECHNOLOGIES CANADA, LTD.

1724 Woodward Drive

Ottawa, Ontario

K2C 0P9

Attention: MR. Carl Arsenault, DIRECTOR CORPORATE FINANCE

Dear Sir,

We, Canadian Imperial Bank of Commerce ("CIBC"), are pleased to establish the following Credits for you, our customer.

Overall Credit Limit

Overall Credit Limit: The total use of all Credits is not at any time to exceed CDN$ $41,235,000, which amount includes all US$ exposure converted to Canadian at the daily conversion rate.

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

The Interest Rate according to the attached Pricing Grid.
          U.S. dollar loans and overdrafts, and Acceptances. Loans and overdrafts under this part of Credit A may not at any time exceed the US dollar equivalent of CDN$20,000,000.

The Interest Rate according to the attached Pricing Grid.

If we sign an Acceptance, the available Credit Limit will be reduced by the amount of the Acceptance.

Special Conditions/

Provisions: For the purposes of determining the operating line availability, US dollar balances in your accounts at CIBC shall be added to the availability under the operating line.

Credit B: Demand Instalment Loan

Loan Amount: $6,650,000

Purpose: To assist with capital expenditures.

Interest Rate/Fees: Prime Rate plus 1.5% per year.

Scheduled Payments: Unless we make demand, you will pay CIBC as follows:

20 regular quarterly payments of $350,000.00 each, plus interest.

The first/next regular quarterly payment is due on June 30, 2001. The last payment, plus any outstanding principal and interest together with any other amount due under this Agreement, is due on December 31, 2005.

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

Guarantee from EMS Technologies Inc. in an amount that is limited to $5,000,000.

Special Conditions

/Provisions: EMS Technologies Inc. shall also agree with CIBC that it shall remain fully and solely responsible for payment of all amounts owing to Spar Aerospace Limited pursuant to the Asset Purchase Agreement, dated December 30, 1998, unless CIBC agrees in writing to the contrary.
Assignment and Postponement of Claim:	Assignment and postponement of claim from EMS Technologies Inc. in an amount that is limited to $12,000,000.

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

NOTE: All of the above security was taken at the time of the original credit agreement with the bank in February of 1999 and has recently been vetted by our counsel. We are in the process of having revisions made to documents to reflect changes in the ownership structure and names of the parties to the above security.

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

Effective Equity: Your Effective Equity shall not be less than $39,082,000 plus 50% of future net income. For clarity, Effective Equity shall include postponed loans but shall not include intangibles such as the Skybridge equity investment. This shall be measured quarterly.

Funded Debt to EBITDA: Your Funded Debt to EBITDA (where EBITDA is on a 4 quarter rolling basis) is not to exceed 3.0x as at June 30,2001; and 2.5x as at Dec 31, 2001 and thereafter.

Capital Expenditures: Your Capital Expenditures for fiscal 2001 will not exceed $7,000,000 without our prior written consent.

Other: Repayment of shareholder loans or other amounts owing to EMS Technologies Inc. as of the date hereof will not occur without the prior written consent of CIBC.

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

Other: A Renewal Fee of $55,000 is payable upon acceptance of this offer.

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

Next Scheduled We will review the credit by March 30, 2002.

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

Standard Credit Terms: The attached Schedule - Standard Credit Terms forms part of this Agreement.

Please indicate your acceptance of these terms by returning a signed copy of this Agreement. If we do not receive a signed copy by May 30, 2001, then this offer will expire.

Upon acceptance, this Agreement replaces the existing credit agreement dated December 12, 2000, between you and CIBC. Outstanding amounts (and security) under that Agreement will be covered by this Agreement.

Yours truly,

Canadian Imperial Bank of Commerce

by:
DAVID EDWARDS
DIRECTOR

Phone: 613-564-8902
Fax: 613-563-9600
E-mail dedwards@kbb.cibc.com

Acknowledgment: The undersigned certifies that all information provided to CIBC is true, and acknowledges receipt of a copy of this Agreement (including any Schedules referred to above).

Accepted this day of , .

EMS TECHNOLOGIES CANADA, LTD.

By: By:

Name: Name:

Title: Title:

Schedule of Grid Based Pricing For $20,000,000 Operating Facilty - Credit A:

Pricing shall be determined by the performance of the Borrower in any quarter and shall be effective from the date of reporting requirement to the Bank until the next quarter reporting and then adjusted according the the following test levels.

Pricing Decreases shall apply only where all of the decreased price test levels have been met, in each case. Where any one of the test levels in a grid category have not been met the higher pricing threshold applies.

Ratio/Test	Current Minimum Default Level Tests	Increased Price Test Level	Standard Price Test Level	Decreased Price Test Level*
Drawn Pricing at Prime or US Base Rate Plus:	Default Level Rates:	1.25%	1%	.75%
Current Ratio	1.1	Less than 1.15	Between 1.15 and 1.3	Greater than 1.3
Funded Debt/EBITDA	June 3x Dec 2.5x	June 30/02 - Greater Than 2.5x Dec 31/02 Greater than - 2x	June 30/02 - Between 2.5x and 2x Dec 31/01 - Between 2x and 1.5x	June 30/02 better than 2x Dec 31/02 better than 1.5x
Fixed Charge Ratio	1.25x	Less than 1.5x	Between 1.5x and 2x	Better than 2x
Gtee Level	$5MM	$5MM	$5MM	$5MM

Drawn Pricing at Prime or US Base Rate plus 0.75 can also be obtained at any time that the company provides a Gtee from the parent (EMS Technologies Inc) in the amount of $12MM, and provided that the Current Minimum Default Level Tests are maintained.

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

Amendment No. 2

to the

Business Credit Agreement

dated May 15, 2001

Between Canadian Imperial Bank of Commerce ("CIBC") and the Customer noted below
Customer: EMS TECHNOLOGIES CANADA, LTD.	CIBC Branch/Centre: Knowledge-Based Business 222 Queen Street, 2nd Floor Ottawa, Ontario K1P 5V9

Amendments. The Agreement is amended as follows:

"Special Conditions / Provisions" under "Credit A: Operating Line" is amended to the following:

Operating Line limit shall be net of US dollar and Euro dollar balances in your accounts at CIBC

The addition of the following line under "Other Security"

Acknowledgment and Consent, from the Borrower, that CIBC has the right to offset any of the Borrower's excess dollar balances on Credit A without notice to the Borrower.

Fee.

Amendment Fee: WAIVED.

Other Matters. (1) The term "the Agreement" means the Business Credit Agreement referred to above, as it may have been revised up to the date of this Amendment. (2) The term "the Borrower" means EMS TECHNOLOGIES CANADA, LTD. referred to above (3) Except as revised by this Amendment, the Agreement remains in full force.

Dated as of: November 13, 2001

For CIBC: For CIBC:

By: By: By:

Name: Name: Name:

David Edwards

Title: Title: Title:

Director

Amendment No. 4
to the Business Credit Agreement
dated May 15, 2001
Between Canadian Imperial Bank of Commerce ("CIBC") and the Customer noted below

Customer: CIBC Branch/Centre:

EMS Technologies Canada, Ltd. Knowledge-Based Business

2nd floor, 222 Queen Street

Ottawa, Ontario K1P 5V9

Amendments. The Agreement is amended as follows:

1. Credit H - Demand Installment Loan.

Maximum Loan Amount: $8,000,000.

Loan Margin: Maximum of 50% of Quebec Labour Tax Credits accumulated as per the internal company accounts until such time as the claim for tax credit is filed and reviewed by EMS Technologies Canada external accountants at which time the amount will increase to 75% of the actual tax credit filing amount.

Purpose: To bridge receipt of Quebec Labour Tax Credit refunds for fiscal 2001.

Interest Rate: Prime Rate + 1.00% per year with interest calculated and payable monthly.

Fee: $10,000 Payable upon acceptance of this Amendment.

Scheduled Payments: Unless we make demand, you will pay CIBC as follows: To be repaid the earlier of receipt of the Quebec Labour Taax Credit refunds for fiscal 2001 and/or September 30, 2002.

Other Matters. (1) The term "the Agreement" means the Business Credit Agreement referred to above, as it may have been revised up to the date of this Amendment. (2) Except as revised by this Amendment, the Agreement remains in full force.

Dated as of: January 9, 2002

For CIBC: For the Customer:

By: By: By:

Name: Name: Name:

David Edwards

Title: Title: Title:

Director, KBB

 EXHIBIT 22.1

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES

Subsidiaries of the Registrant

LXE Inc.
125 Technology Parkway
P. O. Box 926000
Norcross, GA 30092-9600

EMS Technologies Canada, Ltd.
1725 Woodward Drive
Ottawa, Ontario K2C 0P9

CANADA

 EMS Holdings, Inc.
660 Engineering Drive
Norcross, GA 30092

Exhibit 23.1

INDEPENDENT AUDITORS' CONSENT

The Board of Directors
EMS Technologies, Inc.

We consent to incorporation by reference in the registration statements on Forms S-8 (Nos. 2-76455, 33-50528, 333-20843, 333-32425, 333-35842, 333-86973 and 333-74770) and S-3 (No. 333-61796 and No. 333-66646) of EMS Technologies, Inc. of our reports dated February 13, 2002, relating to the consolidated balance sheets of EMS Technologies, Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of earnings, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2001, and the related schedule, which reports appear or are incorporated by reference in the December 31, 2001 annual report on Form 10-K of EMS Technologies, Inc.

In our reports specified above, we state that we did not audit the financial statements of EMS Technologies Canada, Ltd., a wholly-owned subsidiary, which statements were audited by other auditors whose report has been furnished to us. Our opinion, insofar as it relates to EMS Technologies Canada, Ltd., is based solely on the report of the other auditors.

Our report refers to change in the method of accounting for derivative instruments and hedging activities in 2001.

KPMG LLP

Atlanta, Georgia
March 29, 2002

Exhibit 23.2

Consent of Independent Chartered Accountants

To the Stockholder of
EMS Technologies Canada, Ltd.

We consent to the incorporation in this Annual Report (Form 10-K) of EMS Technologies, Inc. for its fiscal year ended December 31, 2001, of our report dated February 1, 2002 with respect to the consolidated balance sheet of EMS Technologies Canada, Ltd. as at December 31, 2001 and the consolidated statements of operations, stockholder's equity and cash flows for the year then ended.

 We also consent to incorporation by reference in the registration statements on Form S-8 (Nos. 2-76455, 33-50528, 333-20843, 333-32425, 333-35842, 333-86973, and 333-74770) and Form S-3 (Nos. 333-61796 and 333-66646) of EMS Technologies, Inc. of our report dated February 2, 2002 with respect to the consolidated balance sheet of EMS Technologies Canada, Ltd. as at December 31, 2001, the consolidated statements of operations, stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 2001.

Ernst & Young LLP
Chartered Accountants

April 1, 2002
Ottawa, Canada

Exhibit 99.1

INDEPENDENT

AUDITORS' REPORT

To the Directors of
EMS Technologies Canada, Ltd.

We have audited the consolidated balance sheets of EMS Technologies Canada, Ltd. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholder's equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMS Technologies Canada, Ltd. as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The Corporation changed its method of accounting for derivative instruments and hedging activities in 2001, as described in note 2.

Since the accompanying consolidated financial statements have not been prepared in acordance with generally accepted accounting principles in Canada, they may not satisfy the reporting requirements of Canadian statutes and regulations.

Ernst & Young LLP
Chartered Accountants

Ottawa, Canada,
February 1, 2002