Form 10-K/A
period 2001-12-31
EMS TECHNOLOGIES INC
filed 2002-04-26
CIK 32198

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

We operate in highly competitive technology markets. Our competition may pursue aggressive marketing strategies, such as significant price discounting. These competitive activities could cause our customers to purchase our competitors' products rather than ours, and reduce our sales and profit margins below expected levels.

If our customers fail to find adequate funding for major potential programs, our sales could decline.

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

Because our businesses involve constant efforts to improve existing technology, we regularly introduce new generations of products. During these transitions, customers may reduce purchases of older equipment more rapidly than we expect, or may choose not to migrate to our new products, which can cause lower revenues and excessive inventories. In addition, product transitions create uncertainty about both production costs and customer acceptance. These potential problems are generally more severe if our product introduction schedule is delayed by technical development problems. These problems could cause our revenues or profitability to be less than expected.

Our products may unexpectedly infringe third party patents, which could cause us to have substantial liability to our customers or the patent owners.

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

The Company's EMS Wireless division leases an 11,000 square-foot manufacturing facility in Curitiba, Brazil from its local industrial partner (a manufacturer of antenna towers for wireless telecommunications). The lease expires in September 2002, but management expects to renew the lease on comparable terms to the current lease.

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

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
EMS Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of EMS Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of earnings, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of EMS Technologies Canada, Ltd., a wholly-owned subsidiary, which statements reflect total assets constituting 27% and 36% as of December 31, 2001 and 2000, respectively, and total revenues constituting 40%, 31% and 42% in 2001, 2000 and 1999, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for EMS Technologies Canada, Ltd., is based solely on the report of the other auditors.

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

KPMG LLP

Atlanta, Georgia
February 13, 2002

**********************************************************************

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

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three years ended December 31, 2001
	---------------------------------------------------------------------------------
					Accum-
					ulated
				Annual	other		Total
	Common Stock		Additional	compre-	compre-		stock-
	-----------------------		paid-in	hensive	hensive	Retained	holders'
	Shares	Amount	capital	income	loss	earnings	equity
	--------	--------	--------	-------	-------	--------	--------
Balance December 31, 1998	8,689	$869	34,615		(2,263)	67,439	100,660

Net earnings	-	-	-	4,840	-	4,840	4,840
Income tax benefit from exercise of
non-qualified stock options (note 8)	-	-	108	-	-	-	108
Exercise of common stock options	69	7	443	-	-	-	450
Redemption of shares upon exercise
of common stock options	(7)	(1)	(104)	-	-	-	(105)
Foreign currency translation
adjustment gain	-	-	-	425	425	-	425
Repurchase and retirement of
common stock	(45)	(4)	(559)	-	-	-	(563)
	------	----	--------	-------	-------	--------	--------
Comprehensive income for 1999				5,265
				====
Balance December 31, 1999	8,706	871	34,503		(1,838)	72,279	105,815

Net earnings	-	-	-	4,491	-	4,491	4,491
Income tax benefit from exercise of
non-qualified stock options (note 8)	-	-	446	-	-	-	446
Exercise of common stock options	134	13	981	-	-	-	994
Redemption of shares upon exercise
of common stock options	(31)	(3)	(557)	-	-	-	(560)
Foreign currency translation
adjustment gain	-	-	-	243	243	-	243
	------	----	--------	-------	-------	--------	--------
Comprehensive income for 2000				4,734
				====
Balance December 31, 2000	8,809	$881	35,373		(1,595)	76,770	111,429

Net earnings	-	-	-	4,516	-	4,516	4,516
Income tax benefit from exercise of
non-qualified stock options (note 8)	-	-	160	-	-	-	160
Exercise of common stock options	95	9	1,015	-	-	-	1,024
Redemption of shares upon exercise
of common stock options	(51)	(5)	(763)	-	-	-	(768)
Foreign currency translation
adjustment loss	-	-	-	(5,219)	(5,219)	-	(5,219)
Stock issued for acquisition (note 3)	226	23	3,537				3,560
Stock issued in a private offering, net
of offering costs of $973	1,328	133	17,486				17,619
	------	----	--------	-------	-------	--------	-------
Comprehensive loss for 2001				(703)
				====
Balance December 31, 2001	10,407	$1,041	56,808		(6,814)	81,286	132,321
	=====	===	=====		====	=====	====

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
royalties of .675% of future space-related revenues as of,
2001 and 2000, no interest to accrue	2,271	2,928

Capital lease agreements, secured by machinery and,
equipment computer hardware, software and peripherals,
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
====

At December 31, 2001, the Company had $8.5 million available for borrowing under the U.S. revolving credit agreement and $2.8 million available for borrowing under its Canadian revolving credit agreement. At December 31, 2001, the Company also had outstanding standby letters of credit as performance guarantees totaling $2.8 million.

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

PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements

The following consolidated financial statements are filed under ITEM 8 of this Report of Form 10-K:

Independent Auditors' Report

Consolidated Statements of Earnings - Years ended December 31, 2001, 2000 and 1999

Consolidated Balance Sheets - December 31, 2001 and 2000

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) -

Years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows - Years ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

Selected Financial Data are filed under ITEM 6 of this Report on Form 10-K.

Management's Discussion and Analysis of Results of Operations and Financial Condition are filed under ITEM 7 of this Report on Form 10-K.

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

KPMG LLP

Atlanta, Georgia
February 13, 2002

SCHEDULE II - Valuation and Qualifying Accounts
Years ended December 31, 2001, 2000 and 1999
(In thousands)

Classification	Balance at begin-ing of year	Additions (charge to costs and expenses)		Deductions	Other	Balance at end of year
----------------	---------	-----------
------------

-------
						-----------
Allowance for Doubtful Accounts:

1999	$310	-		17	-	293
2000	293	624		-	-	917
2001	917	474		-	-	1,391

Reserve for Inventory:

1999	$786	172		-	-	958
2000	958	414		-	-	1,372
2001	1,372	565		-	-	1,937

Reserve for Deferred Tax Assets:

1999	$1,328	1,671	(a)	-	-	2,999
2000	2,999	3,258	(a)	-	-	6,257
2001	6,257	3,147	(a)			9,404

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

4.1     EMS Technologies, Inc. Stockholder Rights Plan dated as of April 6, 1999 (incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K dated April 6, 1999, as amended April 19, 1999).

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

10.3   Form of Agreement between the Company and each of its executive officers, related to certain change-of-control events (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 2001).

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

By: By:

Name: Name:

Title: Title:

Schedule of Grid Based Pricing For $20,000,000 Operating Facilty - Credit A:

Pricing shall be determined by the performance of the Borrower in any quarter and shall be effective from the date of reporting requirement to the Bank until the next quarter reporting and then adjusted according to the following test levels.

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

Dated as of: January 9, 2002

For CIBC: For the Customer:

By: By: By:

Name: Name: Name:

David Edwards

Title: Title: Title:

Director, KBB

**********************************************************************

 EXHIBIT 22.1

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES

Subsidiaries of the Registrant

LXE Inc.
125 Technology Parkway
P. O. Box 926000
Norcross, GA 30092-9600

EMS Technologies Canada, Ltd.
1725 Woodward Drive
Ottawa, Ontario K2C 0P9

CANADA

 EMS Holdings, Inc.
660 Engineering Drive
Norcross, GA 30092

**********************************************************************

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

KPMG LLP

Atlanta, Georgia
March 29, 2002

**********************************************************************

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

Ernst & Young LLP
Chartered Accountants

April 1, 2002
Ottawa, Canada

**********************************************************************

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