Form 10-Q
period 2002-03-30
EMS TECHNOLOGIES INC
filed 2002-05-14
CIK 32198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2002

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

Yes	X	No

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on May 13, 2002:

Class	Number of Shares
Common Stock, $.10 par Value	10,501,301

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

EMS Technologies, Inc. and Subsidiaries
Consolidated Statements of Earnings (Unaudited)
(In thousands, except net earnings per share data)

	Quarters Ended
	Mar 30	Mar 31
	2002	2001
Net sales
	$70,439	67,164
Cost of sales	45,289	44,247
Selling, general and administrative expenses	14,863	12,731
Research and development expenses	6,651	6,466
Operating income	3,636	3,720
Non-operating expense, net	(66)	(46)
Foreign exchange gain	284	223
Interest expense	(837)	(1,261)
Earnings before income taxes	3,017	2,636
Income tax expense
	(905)	(479)
Earnings before accounting change
	2,112	2,157
Cumulative effect of change in accounting principle	- '	(351)
Net earnings	$2,112	1,806
	=====	=====

Net earnings per share	2002		2001
	Basic	Diluted	Basic	Diluted
Earnings before accounting change	$.20	.20	.24	.24
Cumulative effect of change in
accounting principle	- '	- '	(.04)	(.04)
Net earnings	$.20	.20	.20	.20
	====	====	====	====
Weighted average number of shares:	10,439	10,660	8,813	8,919

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(In thousands)

	Mar 30	Dec 31
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$9,270	11,777
Trade accounts receivable	86,626	84,415
Inventories	45,796	41,465
Deferred income taxes	1,487	1,487
Total current assets	143,179	139,144

Property, plant and equipment:
Land	3,430	3,431
Building and leasehold improvements	20,304	21,181
Machinery and equipment	75,371	72,082
Furniture and fixtures	6,437	6,103
Total property, plant and equipment	105,542	102,797
Less accumulated depreciation and amortization	55,762	54,362
Net property, plant and equipment	49,780	48,435

Investment in Skybridge	17,909	17,909
Deferred income taxes	3,766	3,766
Accrued pension asset	2,764	2,905
Other assets	11,183	11,660
Goodwill	12,997	12,997
	$241,578	236,816
	======	======

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited), continued
(In thousands, except share data)

	Mar 30	Dec 31
	2002	2001
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$24,772	21,158
Accounts payable	30,795	31,890
Accrued compensation	4,958	7,100
Accrued retirement costs	2,717	1,921
Accrued post-retirement benefit	2,439	2,440
Deferred revenue	5,417	4,002
Other liabilities	1,681	3,092
Total current liabilities	72,779	71,603
Long-term debt, excluding current installments	33,698	32,892
Total liabilities	106,477	104,495

Stockholders' equity:
Preferred stock of $1.00 par value per share.
Authorized 10,000,000 shares; none issued	--	--
Common stock of $.10 par value per share.
Authorized 75,000,000 shares;
issued and outstanding 10,462,000 in 2002
      and 10,407,000 in 2001
	1,046	1,041
Additional paid-in capital	57,201	56,808
Accumulated other comprehensive income -
foreign currency translation adjustment
	(6,544)	(6,814)
Retained earnings	83,398	81,286
Total stockholders' equity	135,101	132,321
	$241,578	236,816
	======	======

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Quarters Ended
	Mar 30	Mar 31
	2002	2001
Cash flows from operating activities:
Net earnings	$2,112	1,806
Adjustments to reconcile net earnings to net cash used
   in operating activities:

Depreciation and amortization	2,460	2,214
Goodwill amortization	- '	130
Changes in operating assets and liabilities:
Trade accounts receivable	(2,211
)
		(1,273
)

Inventories	(4,331
)
		(2,791
)

Accounts payable	(1,095)	58
Income taxes payable	1,018	(869
)

Accrued costs, deferred revenue and other current liabilities	(1,343)	1,508
Other	(400
)
		(1,130
)

Net cash used in operating activities	(3,790
)
		(347
)

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,838
)
		(2,236
)

Cash flows from financing activities:
Proceeds from new term debt	2,331	4,438
Repayments of term debt
	(536)	(572)
Net increase in revolving debt
	2,658	232
Proceeds from exercise of stock options, net of withholding	398	11
Net cash provided by financing activities	4,851	4,109

Net change in cash and cash equivalents	(2,777)	1,526
Effect of exchange rates on cash	270	380
Cash and cash equivalents at beginning of period	11,777	5,593
Cash and cash equivalents at end of period	$9,270	7,499
	=====	=====

Supplemental disclosure of cash flow information:
Cash paid for interest	$964	1,261
Cash paid for income taxes	117	5

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

 1. Basis of Presentation

The interim consolidated financial statements include the accounts of EMS Technologies, Inc. and its wholly-owned subsidiaries LXE Inc. and EMS Technologies Canada, Ltd. (collectively, "the Company"). In the opinion of management, the interim consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

2. Derivative Financial Instruments

The Company uses derivative financial instruments (forward exchange contracts) to hedge currency fluctuations in specific future cash flows denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into derivative financial instruments for trading or speculative purposes.

In the first quarter of 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and made related changes in its accounting policies. SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Under SFAS No. 133, certain of the Company's routine long-term contracts to deliver Space & Technology products are considered to be derivative instruments, because these contracts create long-term obligations for non-U.S. customers to pay the Company's Canadian subsidiary in U.S. dollars. Changes in the fair values of these embedded derivatives are included in current earnings.

As a result of the adoption of SFAS No. 133, the Company recognized in the first quarter of 2001 a net liability for all derivatives totaling $1,135,000, of which, $351,000, net of income taxes, was charged to the income statement as a transition adjustment for the cumulative effect, as of January 1, 2001, of the change in accounting principle. The remaining net liability for all derivatives was charged to the unbilled revenue component of accounts receivable for $375,000 and to the other comprehensive income component of stockholders' equity for $408,000.

At March 30, 2002, the Company's net asset related to all derivatives was $142,000. At March 31, 2001, the Company's net liability related to all derivatives was $681,000. The total changes during the quarters were reported in the Company's financial statements as follows (in thousands):

	Mar 30	Mar 31
	2002	2001
Net liability for derivatives, beginning of quarter	$(166
)
		(1,135)
Sales:
Gain in value of embedded derivatives	159	728
Foreign exchange gain (loss) on derivative instruments:

Gain in value of ineffective portion of derivative
instruments that qualify as hedging instruments	- '	2
Gain (loss) in value on derivative instruments that
do not qualify as hedging instruments	149	(318)
Net income statement gain from changes in value
of derivative instruments	308	412
Other comprehensive income:
Gain in value of highly effective hedge instruments	- '	42
Net asset (liability) for derivatives, end of quarter	$142	(681)
	===	===

All of the foreign currency contracts currently in place will expire by the end of the second quarter of 2002.

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

The Company has granted stock options that are potentially dilutive to basic earnings per share, summarized as follows (shares in thousands):

	Mar 30	Mar 31
	2002	2001
Dilutive stock options, included in earnings

per share calculations:
     Shares
	1,600	909
Average price per share	$15.15	12.53

Anti-dilutive stock options, excluded from

per share calculations:
Shares	258	748
Average price per share	$23.01	19.55

For each earnings per share calculation reported for the first quarter of 2002 and 2001 (i.e., earnings per share before accounting change, loss per share from cumulative effect of change in accounting principle, and net earnings per share), the numerators were the same as reported in the income statement. Following is a reconciliation of the denominator for basic and diluted earnings per share calculations for the first quarter (in thousands):

Quarters Ended
Mar 30	Mar 31
2002	2001
Basic-weighted average common shares outstanding
10,439	8,813
Common equivalent shares
from stock options
221	106
Diluted-weighted average common and common
equivalent shares outstanding
10,660	8,919
====	====

4. Comprehensive Income (Loss)

Following is a summary of comprehensive income (loss) (in thousands):

	Quarters Ended
	Mar 30	Mar 31
	2002	2001
Net income	$2,112	1,806
Other comprehensive income (expense) -
foreign currency translation adjustment	270	(1,949)
Cumulative effect of accounting change

-
		(408)
Adjustment for highly effective derivatives
	- '	42
Comprehensive income (loss)	$2,382	(509)
	=====	====

5. Inventories

Inventories included the following (in thousands):

	Mar 30 2002	Dec 31 2001
Parts and materials	$29,817	29,519
Work in process
	14,802	10,702
Finished goods
	2,730	3,181
Valuation allowance
	(1,553)	(1,937)
      Inventories, net
	$45,796	41,465
	=====	=====

6. Interim Segment Disclosures

The Company is organized into four reportable segments: Space & Technology, LXE, EMS Wireless and SATCOM. Each segment is separately managed and comprises a range of products and services that share distinct operating characteristics. The Company evaluates each segment primarily upon operating profit.

Following is a summary of the Company's interim segment data (in thousands):

	Quarters Ended
	Mar 30	Mar 31
	2002	2001
Revenues:
Space & Technology	$29,971	29,669
LXE	19,885	19,230
EMS Wireless
	12,733	11,623
SATCOM	6,305	4,920
Other	1,545	1,722
Total	$70,439	67,164
	=====	=====
Operating income (loss):
Space & Technology	$1,237	825
LXE	694	509
EMS Wireless	907	1,194
SATCOM	853	1,096
Other
	(55)	96
Total	$3,636	3,720
	=====	=====
Net earnings (loss):

Space & Technology	$879	671
LXE	286	196
EMS Wireless	506	670
SATCOM	714	987
Other	(40)	54
Corporate	(233)	(772)
Total	$2,112	1,806
	=====	=====

		Mar 30	Dec 31
		2002	2001
Assets:
Space & Technology		$109,092	113,813
LXE		63,690	66,142
EMS Wireless		26,241	23,334
SATCOM		24,630	13,050
Other		4,382	3,502
Corporate		13,543	16,975
Total		$241,578	236,816
		======	======
Goodwill:
Space & Technology	$
-

-

LXE
		9,982	9,982
EMS Wireless		3,015	3,015
SATCOM
-

-

Other
		- '	- '
Total		$12,997	12,997
		=====	=====

7. Goodwill

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company effective January 1, 2002. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives will no longer be amortized but will instead be tested periodically for impairment. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed periodically for impairment. At December 31, 2001, the Company reported $13 million of unamortized goodwill that is subject to the transition provisions of SFAS No. 142. All of the Company's goodwill was deemed to have indefinite lives and therefore will no longer be subject to amortization. If the Company had not adopted SFAS No. 142, $186,000 of goodwill amortization would have been recorded for the first quarter of 2002.

Following is a summary of the Company's first quarter net earnings and net earnings per share in 2002, as compared with pro forma data for 2001 assuming that goodwill amortization was excluded in 2001 (in thousands, except per share data):

		Quarters Ended Pro forma
		Actual		Pro forma
		Mar 30		Mar 31

		2002		2001
Net earnings		$2,112		1,806
Add goodwill amortization		- '		130
Adjusted net earnings		$2,112		1,936
		====		====

	Quarters Ended
	Actual		Pro forma
	Mar 30, 2002		Mar 31, 2001
	Basic	Diluted	Basic	Diluted
Net earnings per share	$.20	.20	.20	.20
Add goodwill amortization	- '	- '	.01	.01
Adjusted net earnings per share	$.20	.20	.21	.21
	====	====	====	====

8. Subsequent Event

On April 23, 2002, the Company announced the acquisition of Ottercom Ltd., a leading provider of Inmarsat communication terminals located in Tewkesbury, UK. Ottercom Ltd. products include critical components for EMS SATCOM's high-speed aeronautical data products. The company will now be called EMS SATCOM UK, Ltd., and will operate as a unit of the Company's SATCOM segment. Management believes that this acquisition will help strengthen the Company's presence in global mobile Internet/e-mail access and communications, and will enable the Company to broaden its wireless product offerings and in-house development capability.

To accomplish this transaction, EMS issued 81,245 new shares of its common stock (valued at approximately $1.9 million) and assumed liabilities totaling approximately $1.2 million. The Company has not yet made a determination whether the $3.1 million intangible asset that resulted from this transaction has a definite useful life.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related notes included in Item 1 of Part 1 of this quarterly report and the audited consolidated financial statements and notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2001.

Critical Accounting Policies

The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which often require the judgment of management in the selection and application of certain accounting principles and methods. The Company's critical accounting policies, as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2001, relate to revenue recognition on long-term contracts, accrual of government incentives for research, evaluation of long-lived assets for impairment, and establishment of reserves for deferred income tax assets. There have been no changes in the Company's critical accounting policies since December 31, 2001.

Results of Operations

Consolidated net sales increased to $70.4 million in the first quarter of 2002 compared with $67.2 million in the first quarter of 2001 due to growth in our standard product segments - LXE, EMS Wireless and SATCOM. LXE sales increased due to the increased volume of North American sales and the benefit of new products introduced during 2001. SATCOM sales increased due to the introduction of new products.

Favorable adjustments of $159,000 for the first quarter of 2002 and $728,000 for the first quarter of 2001 were included in net sales related to changes in the value of embedded derivative instruments associated with the Company's long term sales contracts. These adjustments were required by Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Adjustments related to SFAS No. 133 will vary in the future, depending on changes in the exchange rates for the U.S. dollar relative to the Euro and the Canadian dollar. Generally, a stronger U.S. dollar will result in favorable adjustments under SFAS No. 133 as applied to the Company's circumstances.

Cost of sales as a percentage of consolidated net sales was 64% for the first quarter of 2002 and 66% for the first quarter of 2001. This decrease is primarily due to operational improvement in the Space & Technology segment and the completion during late 2001 of less-profitable legacy contracts in commercial space applications, as well as current-year progress on newer, more profitable projects, particularly in defense applications.

Selling, general and administrative (SG&A) expenses as a percentage of net sales increased to 21% for the first quarter of 2002 from 19% for the first quarter of 2001. The growth in SG&A expenses related to the introduction of new products and increased marketing costs in the standard product segments (LXE, EMS Wireless and SATCOM).

Research and development (R&D) expenses represent the cost of the Company's internally funded efforts. Significant R&D efforts also occur under specific customer orders in the Space & Technology segment and, accordingly, are reflected in cost of sales. Total internally funded R&D expenses remained relatively constant at $6.7 million in the first quarter of 2002 and $6.5 million in the first quarter of 2001.

The net foreign exchange gain was $284,000 in the first quarter of 2002 and $223,000 in the first quarter of 2001. This increase was primarily due to gains from the strengthening of the U.S. dollar exchange rate with the Canadian dollar.

Interest expense decreased to $837,000 in the first quarter of 2002 from $1.3 million in the first quarter of 2001. This decrease is due to lower interest rates and lower average debt balances.

The effective income tax rate was 30% for the first quarter of 2002 compared with 18% for the first quarter of 2001. The effective income tax rate increased because management expects that, for the year 2002, a higher portion of pre-tax profits will derive from the Company's U.S. operations. The U.S. operations have an effective income tax rate of approximately 38%, as compared with the Company's Canadian operations that have a much lower effective income tax rate due to research-related tax credits. The interim effective income tax rate is based upon management's expectations for the full year. This rate could increase in subsequent interim periods if the Company earns more profits than expected in the U.S. or fewer profits than expected in Canada.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company effective January 1, 2002. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives will no longer be amortized but will instead be tested periodically for impairment. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed periodically for impairment. At December 31, 2001, the Company reported $13 million of unamortized goodwill that is subject to the transition provisions of SFAS No. 142. All of the Company's goodwill was deemed to have indefinite lives and therefore will no longer be subject to amortization. If the Company had not adopted SFAS No. 142, $186,000 of goodwill amortization would have been recorded for the first quarter of 2002.

Following is a summary of the Company's first quarter net earnings and net earnings per share in 2002, as compared with pro forma data for 2001 assuming that goodwill amortization was excluded in 2001 (in thousands, except per share data):

		Quarters Ended Pro forma
		Actual		Pro forma
		Mar 30		Mar 31

		2002		2001
Net earnings		$2,112		1,806
Add goodwill amortization		- '		130
Adjusted net earnings		$2,112		1,936
		====		====

	Quarters Ended
	Actual		Pro forma
	Mar 30, 2002		Mar 31, 2001
	Basic	Diluted	Basic	Diluted
Net earnings per share	$.20	.20	.20	.20
Add goodwill amortization	- '	- '	.01	.01
Adjusted net earnings per share	$.20	.20	.21	.21
	====	====	====	====

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

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Opinion No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, "Goodwill and Other Intangible Assets." The Company adopted the provisions of SFAS No. 144 for the quarter ending March 31, 2002. This adoption did not have a material impact on the Company's financial statements. In April 2002, the Financial Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from
Extinguishment of Debt," and an amendment of that statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. In addition, this statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for the Company's fiscal year beginning in 2003 with earlier application encouraged. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements.

Liquidity and Capital Resources

Cash used in operating activities during the first quarter of 2002 was $3,790,000, compared with $347,000 for the first quarter of 2001. The use of cash in the first quarter of 2002 is mainly due to increased trade accounts receivable from a large Space & Technology contract and due to increased inventories from a build up related to new product offerings.

During March 2002, the Company entered into a demand installment loan with a Canadian bank for $2.3 million secured by a receivable related to the Quebec Labour Tax Credits refund for fiscal year 2001. There will be approximately $1.4 million of additional funds available to the Company under this loan when the tax return is filed during the second quarter of 2002. This short-term loan matures at the earlier of receipt of the Quebec Labour Tax Credits refund or September 30, 2002.

The Company's material contractual cash commitments and material other commercial commitments have not changed significantly from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2001.

At March 30, 2002, the Company had $9.1 million available for borrowing under the U.S. revolving credit agreement and $675,000 available under the Canadian revolving credit agreement. The Canadian revolving credit agreement matures in May 2002, and management expects that the agreement will be renewed with substantially the same terms. Management believes that cash provided from operations and borrowings available under its credit agreements will provide sufficient liquidity to meet the operating and capital expenditure needs for existing operations during the next 12 months. To fund long-term growth, the company may consider such measures as issuance of common stock or placement of convertible securities.

Risk Factors and Forward-Looking Statements

The Company has included forward-looking statements in management's discussion and analysis of financial condition and results of operations. Actual results could differ materially from those suggested in any forward-looking statements as a result of a variety of factors. Such factors include, but are not limited to:

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 30, 2002, the Company had the following market risk sensitive instruments (in thousands):

Mar 30
2002
Revolving credit loan with a U.S. bank, $11.3 million maturing in November

2003, the remainder payable on demand, interest payable quarterly at a variable rate (average rate of 4.34% at the end of the quarter)
$17,875
Revolving credit loan with a bank in Canada, maturing in May 2002, interest
payable at a variable rate (4.75% at the end of the quarter)	13,198
Term installment loan with a bank in Canada, maturing in December 2005, principal and interest payable quarterly at a variable rate (5.25% at the end
of the quarter)	3,295
Demand installment loan with a bank in Canada, maturing in September 2002,
interest payable monthly at a variable rate (4.75% at the end of the quarter)	2,331
    Total market-sensitive debt
$36,699
=====

As of March 30, 2002, the Company also had intercompany accounts that eliminate in consolidation but that are considered market risk sensitive instruments. Short-Term Due to Parent, payable by European and Australian subsidiaries and arising from purchase of the Parent's products for sale, were as follows:

	Exchange Rate
	($U.S. per unit of		$U.S. in thousands
	local currency)		(Reporting Currency)
Belgium	.8716	/Euro	$2,175
France	.8716	/Euro	1,999
Italy	.8716	/Euro	1,578
Germany	.8716	/Euro	431
Sweden	.0965	/Krona	341
Australia	.5336	/Dollar	323
United Kingdom	1.4257	/Pound	114
Netherlands	.8716	/Euro	2
Total short-term due to parent			$6,963
			====

The Company has foreign currency risks associated with forward contracts as follows (in thousands, except average contract rate):

			Average	($U.S.)
	Notional		Contract	Fair
	Amount		Rate	Value
Foreign currency forward exchange contracts:
Euros (sell for Canadian dollars)	1,300	Euros	1.4000	$12
Euros (sell for U.S. dollars)
	2,700	Euros	0.8587	(30)
U.S. dollars (sell for Canadian dollars)	7,950	USD	1.6100	50
Canadian dollars (sell for Euros)	1,820	CAD	0.7143	(12)

The Company enters into foreign currency forward contracts in order to mitigate the risks associated with currency fluctuations on future cash flows.

PART II

OTHER INFORMATION

ITEM 5. Other Information

On April 23, 2002, the Company announced the acquisition of Ottercom Ltd., a leading provider of Inmarsat communication terminals located in Tewkesbury, UK. Ottercom Ltd. products include critical components for EMS SATCOM's high-speed aeronautical data products. The company will now be called EMS SATCOM UK, Ltd., and will operate as a unit of the Company's SATCOM segment. Management believes that this acquisition will help strengthen the Company's presence in global mobile Internet/e-mail access and communications, and will enable the Company to broaden its wireless product offerings and in-house development capability.

To accomplish this transaction, EMS issued 81,245 new shares of its common stock (valued at approximately $1.9 million) and assumed liabilities totaling approximately $1.2 million. The Company has not yet made a determination whether the $3.1 million intangible asset that resulted from this transaction has a definite useful life.

ITEM 6. Exhibits and Reports on Form 8-K

  Exhibits

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

EMS TECHNOLOGIES, INC.
By:	/s/	Alfred G. Hansen	Date:	05/14/02
Alfred G. Hansen
President, Chief Executive Officer and Director (Principal Executive Officer)
By:	/s/	Don T. Scartz	Date:	05/14/02
Don T. Scartz
Senior Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)