Form 10-Q
period 2002-06-29
EMS TECHNOLOGIES INC
filed 2002-08-13
CIK 32198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2002

EMS TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-1035424
(State or other jurisdiction of incorporation or organization)	(IRS Employer ID Number)

660 Engineering Drive
Norcross, Georgia	30092
(Address of principal executive offices)	(Zip Code)

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

Yes	X	No

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on July 31, 2002:

Class	Number of Shares
Common Stock, $.10 par Value	10,630,706

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

EMS Technologies, Inc.

Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share data)

	Quarters Ended		Six Months Ended
	June 29 2002	June 30 2001	June 29 2002	June 30 2001

Net sales	$82,870	74,567	153,309	141,731
Cost of sales
	55,420	49,627	100,709	93,874
Selling, general and administrative expenses
	15,638	13,541	30,501	26,272
Research and development expenses	7,537	7,468	14,188	13,934
Operating income	4,275	3,931	7,911	7,651
Non-operating income (expense), net	55	(47)	(11)	(93)
Foreign exchange gain (loss)	200	(390)	484	(167)
Interest expense	(972)	(1,350)	(1,809)	(2,611)
Earnings before income taxes	3,558	2,144	6,575	4,780
Income tax expense	(1,067)	(443)	(1,972)	(922)
Earnings before cumulative effect of accounting change	2,491	1,701	4,603	3,858
Cumulative effect of change in accounting principle (SFAS No. 133) as of Jan. 1, 2001	--	--	--	(351)
Net earnings after cumulative effect of accounting change	$2,491	1,701	4,603	3,507
	=====	=====	=====	=====
Net earnings per share:
Basic:
Earnings before cumulative effect of accounting change	$0.24	0.19	0.44	0.44
Cumulative effect of change in accounting principle	--	--	--	(0.04)
Net earnings after cumulative effect of accounting change	$0.24	0.19	0.44	0.40
	=====	=====	=====	=====
Diluted:
Earnings before cumulative effect of accounting change	$0.23	0.19	0.43	0.43
Cumulative effect of change in accounting principle	--	--	--	(0.04)
Net earnings after cumulative effect of accounting change	$0.23	0.19	0.43	0.39
	=====	=====	=====	=====

Weighted average number of shares:
Common	10,527	8,881	10,486	8,852
Common and dilutive common equivalent	10,802	8,970	10,734	8,948

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc.
Consolidated Balance Sheets (Unaudited)
(In thousands)

	June 29 2002	Dec 31 2001
ASSETS
Current assets:
Cash and cash equivalents	$11,301	11,777
Trade accounts receivable, net	92,161	84,415
Inventories	46,675	41,465
Deferred income taxes	1,853	1,487
Total current assets	151,990	139,144

Property, plant and equipment
Land	3,542	3,431
Building and leasehold improvements	20,691	21,181
Machinery and equipment	79,541	72,082
Furniture and fixtures	6,440	6,103
Total property, plant and equipment	110,214	102,797
Less accumulated depreciation and amortization	58,424	54,362
Net property, plant and equipment	51,790	48,435

Investment in limited partnership	17,909	17,909
Deferred income taxes - non-current	3,766	3,766
Accrued pension asset	2,838	2,905
Other assets	16,630	11,660
Goodwill	12,997	12,997
	$257,920	236,816
	======	======

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc.
Consolidated Balance Sheets (Unaudited), continued
(In thousands, except share data)

	June 29 2002	Dec 31 2001
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$26,909	21,158
Accounts payable	36,206	31,890
Accrued compensation costs	6,491	7,100
Accrued retirement costs	1,305	1,921
Accrued post-retirement benefits	2,721	2,440
Deferred revenue	4,999	4,002
Income taxes payable	868	--
Other current liabilities	1,968	3,092
Total current liabilities	81,467	71,603
Long-term debt, excluding current installments	34,325	32,892
Total liabilities	115,792	104,495

Stockholders' equity:
Preferred stock of $1.00 par value per share.
Authorized 10,000,000 shares; none issued	--	--
Common stock of $.10 par value per share.
Authorized 75,000,000 shares;
issued and outstanding 10,624,000 in 2002
and 10,407,000 in 2001	1,062	1,041
Additional paid-in capital	59,784	56,808
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(4,607)	(6,814)
Retained earnings	85,889	81,286
Total stockholders' equity	142,128	132,321
	$257,920	236,816
	======	======

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	June 29 2002	June 30 2001
Cash flows from operating activities:
Net earnings	$4,603	3,507
Adjustments to reconcile net earnings to net cash provided by
(used in) operating activities:
Depreciation and amortization	5,725	4,338
Goodwill amortization	--	260
Changes in operating assets and liabilities:
Trade accounts receivable	(2,254)	(11,886)
Inventories	(4,069)	(1,374)
Non-trade foreign government receivable	(2,398)	(2,590)
Accounts payable	(758)	7,717
Income taxes payable	2,214	(520)
Accrued costs, deferred revenue and other current liabilities	(1,071)	(855)
Other	349	103
Net cash provided by (used in) operating activities	2,341	(1,300)

Cash flows from investing activities:
Purchase of property, plant and equipment	(8,790)	(3,920)

Cash flows from financing activities:
Proceeds from new term debt	2,446	6,658
Repayment of term debt	(1,272)	(754)
Net increase in revolving debt	4,317	789
Proceeds from exercise of stock options, net withholding	1,097	233
Net cash provided by financing activities	6,588	6,926

Net change in cash and cash equivalents	139	1,706
Effect of exchange rates on cash	(615)	(987)
Cash and cash equivalents at beginning of period	11,777	5,593
Cash and cash equivalents at end of period	$11,301	6,312
	=====	=====
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,880	2,611
Cash paid for income taxes	117	104

EMS Technologies, Inc.

Consolidated Statements of Cash Flows (Unaudited), continued

Non-Cash Investing and Financing Activities:

On April 23, 2002, the Company announced the acquisition of Ottercom Ltd., a leading provider of Inmarsat communication terminals located in Tewkesbury, UK. Ottercom Ltd. products include critical components for EMS SATCOM's high-speed aeronautical data products. The acquired company will now be called EMS SATCOM UK, Ltd., and will operate as a unit of the Company's SATCOM segment. Management believes that this acquisition will help strengthen the Company's presence in global mobile Internet/e-mail access and communications, and will enable the Company to broaden its wireless product offerings and in-house development capability.

To accomplish this transaction, EMS issued 81,245 new shares of its common stock (valued at $1.9 million) and assumed liabilities totaling approximately $1.2 million. No goodwill was recognized in this transaction; rather, the approximately $3.1 million total of net assets acquired was booked as an intangible asset within "Other Assets" on the balance sheet. This intangible represents the value of Ottercom Ltd.'s current satellite communications technologies, intellectual property and product designs. This intangible will be amortized over an estimated useful life of 6 years.

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

  As a result of the adoption of SFAS No. 133, the Company recognized in 2001 a net liability for all derivatives totaling $1,135,000, of which $351,000, net of income taxes, was charged to the statement of earnings as a transition adjustment for the cumulative effect, as of January 1, 2001, of the change in accounting principle. The remaining net liability for all derivatives was charged to the unbilled revenue component of accounts receivable, in the amount of $375,000 and to the other comprehensive income component of stockholders' equity, in the amount of $408,000.

  At June 29, 2002, the Company's net liability related to all derivatives was $125,000. At June 30, 2001, the Company's net asset related to all derivatives was $129,000. The total changes were reported in the Company's financial statements as follows (in thousands):

	Quarters Ended		Six Months Ended
	June 29	June 30	June 29	June 30
	2002	2001	2002	2001
Net asset (liability) for derivatives, beginning of period	$142	(681)	(166)	(1,135)
Sales:
Gain in value of embedded derivatives	--	--	159	1,035
Foreign exchange gain (loss) on derivative instruments:
Gain in value of ineffective portion of derivative instruments that qualify as hedging instruments	--	--	--	32
Gain (loss) in value on derivative instruments that do not qualify as hedging instruments.	(217)	148	(68)	(170)
Matured foreign exchange contracts	(50)	183	(50)	183
Net income statement gain (loss) from changes in value of derivative instruments	(267)	668	41	1,080
Other comprehensive income:
Matured foreign exchange contracts	--		--
Gain in value of highly effective hedge instruments	--		--
Hedges determined to be ineffective	--	11	--	11
Net other comprehensive income	--	142	--	184
Net asset (liability) for derivatives , end of period	$(125)	129	(125)	129
	====	====	====	====

  All of the foreign currency contracts currently in place will expire by the end of the year.

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

  The Company has granted stock options that are potentially dilutive to basic earnings per share, summarized as follows (shares in thousands):

	June 29	June 30
	2002	2001
  Dilutive stock options, included in earnings   per share calculations:

Shares	1,603	844
Average price per share	$15.74	12.59

Anti-dilutive stock options, excluded from per share calculations:
Shares	395	1,056
Average price per share	$23.81	18.32

  For each earnings per share calculation reported for the second quarters and first six-month periods of 2002 and 2001 (i.e., earnings per share before accounting change, loss per share from cumulative effect of change in accounting principle, and net earnings per share), the numerators were the same as reported in the income statement. Following is a reconciliation of the denominator for basic and diluted earnings per share calculations for the second quarters and six months ended June 29, 2002 and June 30, 2001 (in thousands):

	Quarters Ended		Six Months Ended
	June 29	June 30	June 29	June 30
	2002	2001	2002	2001
Basic-weighted average common shares outstanding	10,527	8,881	10,486	8,852
  Common equivalent shares from stock options
	275	89	248	96
  Diluted-weighted average common and common equivalent shares outstanding
	10,802	8,970	10,734	8,948
	=====	====	=====	====

  Comprehensive Income

  Following is a summary of comprehensive income (in thousands):

	Quarters Ended		Six Months Ended
	June 29 2002	June 30 2001	June 29 2002	June 30 2001
Net income	$2,491	1,701	4,603	3,507
  Other comprehensive income (expense):     Foreign currency translation adjustment
	1,937	1,376	2,207	(573)
      Cumulative effect of accounting change
	--	--	--	(408)
      Adjustment for cash flow hedging     instruments
	--	142	--	184
        Comprehensive income
	$4,428	3,219	6,810	2,710
	====	====	====	====

  Trade Accounts Receivable

  Trade accounts receivable include the following (in thousands):

	June 29 2002	Dec 31 2001
Amounts billed under contracts	$60,022	65,903
  Unbilled revenues
	44,043	29,813
  Deferred revenues
	(10,897)	(10,400)
  Allowance for doubtful accounts
	(1,007)	(901)
Trade accounts receivable, net	$92,161	84,415
	=====	=====

  Inventories

  Inventories include the following (in thousands):

	June 29 2002	Dec 31 2001
Parts and materials	$29,417	29,519
  Work in process
	15,135	10,702
  Finished goods
	3,783	3,181
  Valuation allowance
	(1,660)	(1,937)
Inventories, net	$46,675	41,465
	=====	=====

  Interim Segment Disclosures

  The Company is organized into four reportable segments: Space & Technology, LXE, EMS Wireless and SATCOM. Each segment is separately managed and comprises a range of products and services that share distinct operating characteristics. The Company evaluates each segment primarily upon operating income.

  Following is a summary of the Company's interim segment data (in thousands):

	June 29 2002	June 30 2001	June 29 2002	June 30 2001
Revenues:
Space & Technology	$35,781	35,162	65,752	64,831
LXE	21,911	21,250	41,796	40,480
EMS Wireless	14,928	11,653	27,661	23,276
SATCOM	8,836	5,222	15,141	10,142
Other	1,414	1,280	2,959	3,002
Total	$82,870	74,567	153,309	141,731
	=====	=====	======	======
Operating income (loss):
Space & Technology	$1,116	1,791	2,348	2,623
LXE	569	968	1,272	1,477
EMS Wireless	1,734	618	2,642	1,809
SATCOM	957	685	1,801	1,781
Other	(101)	(131)	(152)	(39)
Total	$4,275	3,931	7,911	7,651
	=====	=====	=====	=====
Net earnings (loss):
Space & Technology	$154	629	1,030	1,304
LXE	696	470	988	666
EMS Wireless	1,035	353	1,542	1,021
SATCOM	469	530	1,178	1,517
Other	(56)	(87)	(95)	(35)
Corporate	193	(194)	(40)	(966)
Total	$2,491	1,701	4,603	3,507
	=====	=====	=====	=====

	June 29	Dec 31
	2002	2001
Assets:
Space & Technology	$111,073	113,813
LXE	66,185	66,142
EMS Wireless	24,033	23,334
SATCOM	41,884	13,050
Other	3,956	3,502
Corporate	10,789	16,975
Total	$257,920	236,816
	======	======
Goodwill:
Space & Technology	$--	--
LXE	9,982	9,982
EMS Wireless	3,015	3,015
SATCOM	--	--
Other	--	--
Total	$12,997	12,997
	======	======

  Goodwill

  In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company effective January 1, 2002. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives will no longer be amortized but will instead be tested periodically for impairment. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed periodically for impairment. At December 31, 2001, the Company reported $13 million of unamortized goodwill that is subject to the transition provisions of SFAS No. 142. At June 29, 2002, the Company had completed the first step of the transitional impairment test and determined that there was no impairment of goodwill. All of the Company's goodwill was deemed to have indefinite lives and therefore will no longer be subject to amortization. If the Company had not adopted SFAS No. 142, $186,000 and $372,000 of goodwill amortization would have been recorded for the second quarter and six months ended June 29, 2002.

  Following is a summary of the Company's second quarter and six months net earnings and net earnings per share for the periods ended June 29, 2002, as compared with pro forma data for the same periods in 2001 assuming that goodwill amortization was excluded in 2001 (in thousands, except per share data):

	Quarters Ended		Six Months Ended
	Actual	Pro Forma	Actual	Pro Forma
	June 29 2002	June 30 2001	June 29 2002	June 30 2001
Net earnings	$2,491	1,701	4,603	3,507
Add goodwill amortization	- '	130	- '	260
Adjusted net earnings	$2,491	1,831	4,603	3,767
	====	====	====	====
Net earnings per share:
Basic:
Net earnings per share	$0.24	0.19	0.44	0.40
Add goodwill amortization	- '	0.01	- '	0.02
Adjusted net earnings per share	$0.24	0.20	0.44	0.42
	====	====	====	====
Diluted:
Net earnings per share	$0.23	0.19	0.43	0.39
Add goodwill amortization	-	0.01	- '	0.02
Adjusted net earnings per share	$0.23	0.20	0.43	0.41
	====	====	====	====

  Acquisition

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

To accomplish this transaction, EMS issued 81,245 new shares of its common stock (valued at approximately $1.9 million) and assumed liabilities totaling approximately $1.2 million. No goodwill was recognized in this transaction; rather, the $3.1 million total of net assets acquired was booked as an intangible asset within "Other Assets" on the balance sheet. This intangible represents the value of Ottercom Ltd.'s current satellite communications technologies, intellectual property and product designs. This intangible will be amortized over an estimated useful life of 6 years.

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

Critical Accounting Policies

The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which often require the judgment of management in the selection and application of certain accounting principles and methods. The Company's critical accounting policies, as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2001, are as follows:

  Revenue recognition on long-term contracts

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

  Accrual of government incentives for research

The Company's accrual of research incentives from the Canadian government is a critical accounting policy involving management estimates for the Company's Space & Technology segment. These incentives are in the form of a cash reimbursement for a portion of certain qualified research expenditures. For the six months ended June 29, 2002, total incentives accrued were approximately $2.5 million, compared with $2.6 million for the same period one year earlier. For the three years ended December 31, 2001, the total incentives claimed exceeded $10 million. The Company has established procedures to identify qualified costs and to submit appropriate claims for reimbursement; all of these claims are subject to financial and scientific audits by the Canadian government concerning whether certain expenses qualified for incentive programs. Although there have historically been no significant disallowances of previously accrued incentives that resulted from the Canadian government's audits of the Company's claims, such disallowances in the future would have an unfavorable effect on the Company's statement of earnings.

  Evaluation of long-lived assets for impairment

All long-lived assets on the balance sheet are periodically reviewed for impairment. The most significant long-lived asset is a less-than-5% equity investment in a limited partnership, SkyBridge LLP, with a carrying value on the balance sheet of $17.9 million at June 29, 2002. The goal of this investment is to enable the Company to participate in the development and implementation of a satellite network that will provide high-data-rate wireless services. Management believes that the partnership is an active and financially viable entity. Further, since the Company acquired its equity investment less than three years ago, new equity partners have invested in the partnership at a higher subscription price than the Company paid. As a result, the Company believes that the asset is not impaired and that it is appropriately accounted for as of June 29, 2002. However, due to current economic conditions in the space market, the partnership temporarily delayed construction of the satellite system and is instead pursuing an interim business development strategy until market conditions improve. If the construction delay continues, the Company may determine at some future date that the asset has become impaired, which would require a charge to non-operating income.

  Establishment of reserves for deferred income tax assets

It is management's expectation that the Company's Canadian operations will earn more than enough research-related tax benefits each year to offset any federal tax liability for that given year. As a result, the Company has reserved substantially all the net deferred tax assets associated with these research-related tax benefits (totaling approximately $9.4 million at December 31, 2001), because they are unlikely to be realized. However, this reserve may be reduced - resulting in an income tax benefit to a future income statement - if (1) the level of the Company's qualified research decreases, which will lower the tax benefits earned in future years, or (2) the Company's profitability increases, which will increase the tax liability incurred in future years.

Results of Operations

Consolidated net sales for the second quarter and first six months of 2002 were $82.9 million and $153.3 million, respectively, as compared with sales for the same periods in 2001 of $74.6 million and $141.7 million, respectively. Most of the growth during these interim periods was due to higher revenues in the EMS Wireless and SATCOM product segments. Sales of EMS Wireless products increased despite recent adverse conditions in the telecommunications industry, and management believes that positive contributing factors were product performance, order delivery times, and the EMS Wireless division's status as a preferred or approved vendor to all major wireless carriers in the U.S. Sales of SATCOM products benefited from orders for the Company's new high-speed data aeronautical terminal, as well as from revenues recognized under a contract to provide emergency management products.

Net sales for the first six months of 2002 and 2001 included favorable adjustments of $159,000 and $1.1 million, respectively, relating to changes in the value of embedded derivative instruments associated with the Company's long term sales contracts. These adjustments were required by Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Adjustments related to SFAS No. 133 will vary in the future, depending on changes in the exchange rates for the Canadian dollar relative to the U.S. dollar and the Euro. Generally, a weaker Canadian dollar will result in favorable adjustments under SFAS No. 133 as applied to the Company's circumstances.

Cost of sales, as a percentage of consolidated net sales, was approximately 67% and 66% for the second quarter and first six months of 2002, respectively. These 2002 results were not significantly different from the comparable interim periods in 2001, although there were changes within the specific components of cost of sales. In particular, the 2002 consolidated cost of sales percentages benefited from increased sales of standard products, which are currently more profitable and have a lower cost of sales percentage than the Company's Space & Technology business. This benefit offset the unfavorable effect of cost increases on certain commercial space programs in the Space & Technology segment.

Selling, general and administrative (SG&A) expenses, as a percentage of net sales, were 19% and 20% for the second quarter and first six months of 2002, respectively. These percentages were slightly lower in 2001, when the SG&A percentages for the comparable respective periods were 18% and 19% for the respective periods. The growth in SG&A expenditures related to the introduction of new products and increased marketing costs for LXE, EMS Wireless and SATCOM, as well as opening new international sales subsidiaries for LXE.

Research and development (R&D) expenses represent the cost of the Company's internally funded efforts. Most of the Company's R&D efforts in the Space & Technology area relate to specific customer orders and, accordingly, are reflected in cost of sales. Total internally funded R&D expenses in 2002 were not substantially increased from the levels in 2001.

The Company reported net foreign exchange gains for the interim periods ended June 29, 2002, compared with losses for the same periods in 2001. These foreign exchange gains and losses relate to the required mark-to-market accounting for U.S. dollar-denominated net assets or liabilities held by the Company's foreign subsidiaries. Generally, a weaker Canadian dollar vs. the U.S. dollar benefits the Company, because the Company's Canadian subsidiary holds net liquid assets denominated in U.S. dollars. Furthermore in this context, a stronger Euro vs. the U.S. dollar benefits the Company, because the Company's European subsidiaries hold net liabilities denominated in U.S. dollars. The Company's policy is for its subsidiaries to hedge specific, short-term cash flows that are subject to changes in exchange rates, and the gains and losses reported in 2002 and 2001 were net of hedging activities.

Interest expense decreased in the interim periods ended June 29, 2002 compared with the same periods in 2001. This decrease is due to lower debt in 2002 mainly resulting from a private offering of the Company's common stock in the third quarter of 2001. In addition, the Company benefited from lower interest rates in 2002 compared with 2001.

The effective income tax rate for the interim periods of 2002 was 30%, compared with the 20% effective rate for the preceding fiscal year. The effective income tax rate increased because management expects that, for the year 2002, a higher portion of pre-tax profits will derive from the Company's U.S. operations. The U.S. operations have an effective income tax rate of approximately 38%, as compared with a much lower effective income tax rate for the Company's Canadian operations due to research-related income tax credits. The interim effective income tax rate is based upon management's expectations for the full year. This rate could increase in subsequent interim periods if the Company earns more profits than expected in the U.S. or fewer profits than expected in Canada.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The liability is adjusted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company does not have any asset retirement obligations and the adoption of this pronouncement will have no material impact on the Company's consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. In addition, this statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for the Company's fiscal year beginning in 2003 with earlier application encouraged. Adoption will not have a material impact on the consolidated financial statements of the Company.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. SFAS No. 146 will be adopted by the Company for exit or disposal activities that are initiated after December 31, 2002. Adoption will not have a material impact on the consolidated financial statements of the Company.

Liquidity and Capital Resources

The Company generated $2.3 million in cash from operations, mainly due to favorable net earnings. Additionally, the Company's cash position during the first half of the year benefited from a lower requirement for estimated payments of income taxes, but management expects that with a profitable second half of the year, the required payments of estimated income taxes will substantially increase. In 2002, cash was unfavorably affected by an increase in unbilled receivables within the Space & Technology segment. Unbilled receivables are the result of revenue that is required to be accrued under percentage-of-completion accounting but that cannot be billed yet to the customer under terms of the contract. Cash was also affected by inventories from a build up related to new broadband product offerings.

During March 2002, the Company entered into a demand installment loan with a Canadian bank for $2.4 million secured by a receivable related to the Quebec Labour Tax Credits refund for fiscal year 2001. There is approximately $2.8 million of additional funds available to the Company under this loan. This short-term loan matures at the earlier of receipt of the Quebec Labour Tax Credits refund (expected during the third quarter) or September 30, 2002.

The Company's material contractual cash commitments and material other commercial commitments have not changed significantly from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2001.

At June 29, 2002, the Company had $8.0 million available for borrowing under the U.S. revolving credit agreement and $204,000 available under the Canadian revolving credit agreement. The Canadian revolving credit agreement matures in April 2003, and management expects that the agreement will be renewed with substantially the same terms. Management believes that cash expected to be provided from operations and borrowings available under its credit agreements will provide sufficient liquidity to meet the operating and capital expenditure needs for existing operations during the next 12 months. To fund long-term growth, the company may consider such measures as issuance of common stock or placement of convertible securities.

Risk Factors and Forward-Looking Statements

The Company has included forward-looking statements in management's discussion and analysis of financial condition and results of operations. Actual results could differ materially from those suggested in any forward-looking statements as a result of a variety of factors. Such factors include, but are not limited to:

  economic conditions in the U.S. and abroad and their effect on capital spending in the Company's principal markets;

  volatility of foreign exchange rates relative to the U.S. dollar and their effect on purchasing power by international customers, as well as the potential for realizing foreign exchange gains or losses associated with net foreign assets held by the Company;

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

  the Company's ability to negotiate satisfactory resolutions of claims by and against customers in connection with programs in which unanticipated technical or production issues are encountered;

  the Company's ability to attract and retain qualified personnel, particularly those with key technical skills; and

  the availability of sufficient additional credit or other financing, on acceptable terms, to support the Company's expected growth.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 29, 2002, the Company had the following market risk sensitive instruments (in thousands):

June 29 2002
Revolving credit loan with a U.S. bank, $12.2 million maturing in November 2003, the remainder payable on demand, variable-rate interest payable quarterly (average rate of 4.32% at the end of the quarter)	$19,013
Revolving credit loan with a bank in Canada, maturing in April 2003, variable rate interest payable monthly (5.00% at the end of the quarter)	13,720
Term installment loan with a bank in Canada, maturing in December 2005, principal and variable-rate interest payable quarterly (5.50% at the end of the quarter)	3,226
Demand installment loan with a bank in Canada, maturing in September 2002, interest payable monthly at a variable rate (5.00% at the end of the quarter)	2,446
Revolving credit loan with a bank in the United Kingdom, maturing in April 2003, variable-rate interest payable monthly (6.0% at the end of the quarter)	1,321
Total market-sensitive debt	$39,726
=====

As of June 29, 2002, the Company also had intercompany accounts that eliminate in consolidation but are considered market-risk sensitive. Short-Term Due to Parent, payable by European and Australian subsidiaries and arising from purchase of the Parent's products for sale, were as follows:

	Exchange Rate
	($U.S. per unit of		$U.S. in thousands
	local currency)		(Reporting Currency)
Italy	0.9858	/Euro	$2,254
France	0.9858	/Euro	1,609
Belgium	0.9858	/Euro	1,534
Netherlands	0.9858	/Euro	648
Sweden	0.1086	/Krona	482
Germany	0.9858	/Euro	455
Australia	0.5630	/Dollar	396
United Kingdom	1.5247	/Pound	(465)
Total short-term due to parent			$6,913
			====

Foreign currency risk associated with hedge contracts (fair value in thousands).

	Notional Amount		Average Contract Rate	($U.S.) Fair Value
Foreign currency forward exchange contracts:
Euros (sell for U.S. dollars)	2,500	Euros	0.9107	(202)
Swedish Krona (sell for U.S. dollars)	4,200,000	Krona	0.1079	(6)
British Pounds (sell for U.S. dollars)	500,000	Pounds	1.4513	(40)

The Company enters into foreign currency forward contracts in order to mitigate the risks associated with currency fluctuations on future cash flows.

PART II

OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds.

    During the reporting period the Registrant issued equity securities that were not registered under the Securities Act of 1933, as follows:

    Private Issuance of Common Stock

      On April 23, 2002, the Registrant issued 81,245 shares of its Common Stock, $.10 par value, and obligated itself to issue additional such shares in the future depending upon the future financial performance of the company acquired by the Registrant in the transaction.

      There were no underwriters, and the securities were not publicly offered. The sole purchaser at the closing was TRL Technology Limited, a sister subsidiary of the company that was acquired by the Registrant in the transaction.

      The Common Stock was valued for the purposes of the transaction at $23.396 per share, or $1,900,000 in the aggregate for the shares issued at closing in consideration of the transfer of certain intellectual property used in products sold by the subsidiary acquired by the Registrant. No brokerage or similar fees were paid in the transaction.

      The Common Stock was issued in reliance on the exemption set forth in Section 4(2) of the Securities Act. The sole offeree was the corporation that held the intellectual property acquired by the Registrant in the transaction; such offeree was a sophisticated investor; no general solicitations, general advertisements or other public solicitations were made; and all securities were restricted as to further distribution other than in transactions registered or exempt from registration under the Securities Act.

ITEM 4. Submission of Matters to a Vote of Security Holders

The Registrant's Annual Meeting of Shareholders was held on April 26, 2002. At the Meeting, each of the following individuals was elected to serve as a member of the Board of Directors during the forthcoming year, by the vote indicated:

	For	Withheld	Abstain or Broker Non-Votes
Alfred G. Hansen	7,410,708	12,760	225,972
Jerry H. Lassiter	7,169,968	253,500	225,972
John B. Mowell	7,150,620	272,848	225,972
Don T. Scartz	7,405,328	18,140	225,972
Norman E. Thagard	7,161,500	261,968	225,972

ITEM 6. Exhibits and Reports on Form 8-K

  Exhibits -- The following exhibits are filed as part of this report:

    Second Amended and Restated Articles of Incorporation of EMS Technologies, Inc. effective March 22, 1999 (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

    Bylaws of EMS Technologies, Inc., as amended through March 15, 1999 (incorporated by reference Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

    Certifications of the Registrant's Chief Executive and Chief Financial Officers, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K--The Company filed no reports on Form 8-K during the second quarter of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMS TECHNOLOGIES, INC.
By:	/s/	Alfred G. Hansen	Date:	August 13, 2002
Alfred G. Hansen
President, Chief Executive Officer and Director (Principal Executive Officer)
By:	/s/	Don T. Scartz	Date:	August 13, 2002
Don T. Scartz
Senior Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)

Exhibit 99.1

EMS TECHNOLOGIES, INC.

Certification of
Chief Executive Officer
and
Chief Financial Officer

Each of the undersigned Chief Executive Officer and Chief Financial Officer of EMS Technologies, Inc. hereby individually certifies that the Quarterly Report on Form 10-Q of the Company for the quarter ended June 29, 2002, to which this Certification is attached, fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in such Report fairly presents, in all material respects, the financial condition and results of operations of EMS Technologies, Inc.

In witness whereof, each of the undersigned has executed and delivered this Certification on this 13th day of August, 2002.

/s/ Alfred G. Hansen /s/ Don T. Scartz

______________________________ _____________________________

Alfred G. Hansen Don T. Scartz

Chief Executive Officer         Chief Financial Officer

EMS Technologies, Inc. EMS Technologies, Inc.