Form 10-Q
period 2002-09-28
EMS TECHNOLOGIES INC
filed 2002-11-12
CIK 32198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002

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

Yes	X	No

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on November 1, 2002:

Class	Number of Shares
Common Stock, $.10 par Value	10,658,038

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

EMS Technologies, Inc.

Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share data)

	Quarters Ended		Nine Months Ended
	Sep 28 2002	Sep 29 2001	Sep 28 2002	Sep 29 2001

Net sales	$75,061	68,886	228,370	210,617
Cost of sales
	52,309	46,850	153,018	140,724
Selling, general and administrative expenses
	14,689	13,622	45,190	39,894
Research and development expenses	5,743	6,511	19,931	20,445
Operating income	2,320	1,903	10,231	9,554
Non-operating income (expense), net	262	43	251	(50)
Foreign exchange gain	1,241	328	1,725	161
Interest expense	(1,015)	(1,145)	(2,824)	(3,756)
Earnings before income taxes	2,808	1,129	9,383	5,909
Income tax expense	(842)	(124)	(2,814)	(1,046)
Earnings before cumulative effect of accounting change	1,966	1,005	6,569	4,863
Cumulative effect of change in accounting principle (SFAS No. 133) as of Jan. 1, 2001	--	--	--	(351)
Net earnings	$1,966	1,005	6,569	4,512
	=====	=====	=====	=====
Net earnings per share:
Basic:
Earnings before cumulative effect of accounting change	$0.18	0.10	0.62	0.53
Cumulative effect of change in accounting principle	--	--	--	(0.04)
Net earnings	$0.18	0.10	0.62	0.49
	=====	=====	=====	=====
Diluted:
Earnings before cumulative effect of accounting change	$0.18	0.10	0.61	0.53
Cumulative effect of change in accounting principle	--	--	--	(0.04)
Net earnings	$0.18	0.10	0.61	0.49
	=====	=====	=====	=====

Weighted average number of shares:
Common	10,636	9,733	10,532	9,182
Common and dilutive common equivalent	10,806	9,818	10,754	9,275

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc.
Consolidated Balance Sheets (Unaudited)
(In thousands)

	Sep 28 2002	Dec 31 2001
ASSETS
Current assets:
Cash and cash equivalents	$9,326	11,777
Trade accounts receivable, net	92,144	84,415
Inventories	43,465	41,465
Deferred income taxes	1,860	1,487
Total current assets	146,795	139,144

Property, plant and equipment:
Land	3,453	3,431
Building and leasehold improvements	20,509	21,181
Machinery and equipment	80,371	72,082
Furniture and fixtures	6,454	6,103
Total property, plant and equipment	110,787	102,797
Less accumulated depreciation and amortization	59,866	54,362
Net property, plant and equipment	50,921	48,435

Investment in limited partnership	17,909	17,909
Deferred income taxes - non-current	3,766	3,766
Accrued pension asset	2,684	2,905
Other assets	15,341	11,660
Goodwill	13,526	12,997
	$250,942	236,816
	======	======

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc.
Consolidated Balance Sheets (Unaudited), continued
(In thousands, except share data)

	Sep 28 2002	Dec 31 2001
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$23,385	21,158
Accounts payable	33,234	31,890
Accrued compensation costs	4,665	7,100
Accrued retirement costs	1,496	1,921
Accrued post-retirement benefits	2,697	2,440
Deferred revenue	4,571	4,002
Income taxes payable	825	--
Other current liabilities	2,485	3,092
Total current liabilities	73,358	71,603
Long-term debt, excluding current installments	35,136	32,892
Total liabilities	108,494	104,495

Stockholders' equity:
Preferred stock of $1.00 par value per share.
Authorized 10,000,000 shares; none issued	--	--
Common stock of $.10 par value per share.
Authorized 75,000,000 shares;
issued and outstanding 10,658,000 in 2002
and 10,407,000 in 2001	1,066	1,041
Additional paid-in capital	60,216	56,808
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(6,689)	(6,814)
Retained earnings	87,855	81,286
Total stockholders' equity	142,448	132,321
	$250,942	236,816
	======	======

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	Sep 28 2002	Sep 29 2001
Cash flows from operating activities:
Net earnings	$ 6,569	4,512
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	7,856	6,569
Goodwill amortization	--	390
Changes in operating assets and liabilities:
Trade accounts receivable	(4,118)	(19,686)
Inventories	(1,933)	(5,115)
Non-trade foreign government receivable	(143)	2,311
Accounts payable	(1,135)	7,225
Income taxes payable	2,036	(742)
Accrued costs, deferred revenue and other current liabilities	(2,736)	(55)
Other	(1,817)	(175)
Net cash provided by (used in) operating activities	4,579	(4,766)

Cash flows used in investing activities:
Purchase of property, plant and equipment	(9,931)	(7,136)
Payment under provisions of asset purchase agreement	(529)	--
Net cash used in investing activites	(10,460)	(7,136)

Cash flows from financing activities:
Proceeds from new term debt	2,446	17,735
Repayments of term debt	(1,707)	(1,207)
Net increase (decrease) in revolving debt	1,950	(18,392)
Proceeds from private stock offering	--	17,618
Proceeds from exercise of stock options, net of tax withholding	1,533	233
Net cash provided by financing activities	4,222	15,987

Net change in cash and cash equivalents	(1,659)	4,085
Effect of exchange rates on cash	(792)	461
Cash and cash equivalents at beginning of period	11,777	5,593
Cash and cash equivalents at end of period	$ 9,326	10,139
	=====	=====
Supplemental disclosures of cash flow information:
Cash paid for interest	$ 2,840	3,736
Cash paid for income taxes	149	126

EMS Technologies, Inc.

Consolidated Statements of Cash Flows (Unaudited), continued

Non-Cash Investing and Financing Activities:

On April 23, 2002, the Company announced the acquisition of Ottercom Ltd., a leading provider of Inmarsat communication terminals located in Tewkesbury, UK. Ottercom Ltd. products include critical components for EMS SATCOM's high-speed aeronautical data products. The acquired company is now called EMS SATCOM UK, Ltd., and operates as a unit of the Company's SATCOM segment. Management believes that this acquisition will help strengthen the Company's presence in global mobile Internet/e-mail access and communications, and will enable the Company to broaden its wireless product offerings and in-house development capability.

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

  At September 28, 2002, the Company's net asset related to all derivatives was $47,000. At September 29, 2001, the Company's net liability related to all derivatives was $516,000. The total changes were reported in the Company's financial statements as follows (in thousands):

	Quarters Ended		Nine Months Ended
	Sep 28 2002	Sep 29 2001	Sep 28 2002	Sep 29 2001
Net asset (liability) for derivative, beginning of period	$(125)	129	(166)	(1,135)
Sales:
Gain (loss) in value of embedded derivatives	(39)	(57)	120	978
Foreign exchange gain (loss) on derivative instruments:
Gain in value of ineffective portion of derivative instruments that qualify as hedging instruments	--	--	--	32
Gain (loss) in value on derivative instruments that do not qualify as hedging instruments	31	(413)	(37)	(583)
Matured foreign exchange contracts	180	(44)	130	139
Net income statement gain (loss) from changes in value of derivative instruments	172	(514)	213	566
Other comprehensive income:
Matured foreign exchange contracts	--	--	--	11
Gain (loss) in value of highly effective hedge instruments	--	(131)	--	31
Hedges determined to be ineffective	--	--	--	11
Net other comprehensive income	--	(131)	--	53
Net asset (liability) for derivatives, end period	$47	(516)	47	(516)
	====	====	====	====

  The net asset for derivatives at September 28, 2002 comprises a $82,000 net asset for embedded derivatives associated with certain long-term contracts, and a $35,000 net liability for foreign currency forward exchange contracts. All of the foreign currency hedge contracts currently in place will expire by the end of the second quarter of 2003.

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

  The Company has granted stock options that are potentially dilutive to basic earnings per share, summarized as follows (shares in thousands):

	Sep 28	Sep 29
	2002	2001
  Dilutive stock options, included in earnings   per share calculations:

Shares	1,342	613
Average price per share	$15.29	11.63

Anti-dilutive stock options, excluded from per share calculations:
Shares	517	1,351
Average price per share	$23.04	17.91

  For each earnings per share calculation reported for the third quarters and first nine-month periods of 2002 and 2001 (i.e., earnings per share before accounting change, loss per share from cumulative effect of change in accounting principle, and net earnings per share), the numerators were the same as reported in the income statement. Following is a reconciliation of the denominator for basic and diluted earnings per share calculations for the third quarters and nine months ended September 28, 2002 and September 29, 2001 (in thousands):

	Quarters Ended		Nine Months Ended
	Sep 28 2002	Sep 29 2001	Sep 28 2002	Sep 29 2001
Basic-weighted average common shares outstanding	10,636	9,733	10,532	9,182
Common equivalent shares from stock options	170	85	222	93
Diluted-weighted average common and common equivalent shares outstanding	10,806	9,818	10,754	9,275
	=====	=====	=====	=====

  Comprehensive Income (Loss)

  Following is a summary of comprehensive income (loss) (in thousands):

	Quarters Ended		Nine Months Ended
	Sep 28 2002	Sep 29 2001	Sep 28 2002	Sep 29 2001
Net income	$1,966	1,005	6,569	4,512
Other comprehensive income (expense):
Foreign currency translation adjustment	(2,082)	(254)	125	(827)
Cumulative effect of accounting change	--	--	--	(408)
Adjustment for cashflow hedging instruments	--	(131)	--	53
Comprehensive income (loss)	$(116)	620	6,694	3,330
	====	====	====	====

  Trade Accounts Receivable

  Trade accounts receivable include the following (in thousands):

	Sep 28 2002	Dec 31 2001
Amounts billed under contracts	$60,547	65,903
Unbilled revenues	43,297	29,813
Deferred revenues	(10,649)	(10,400)
Allowance for doubtful accounts	(1,051)	(901)
Trade accounts receivable, net	$92,144	84,415
	=====	=====

  Inventories

  Inventories include the following (in thousands):

	Sep 28 2002	Dec 31 2001
Parts and materials	$27,042	27,582
Work in process	12,318	10,702
Finished goods	4,105	3,181
Inventories, net	$43,465	41,465
	=====	=====

  Interim Segment Disclosures

  The Company is organized into four reportable segments: Space & Technology, LXE, EMS Wireless and SATCOM. Each segment is separately managed and comprises a range of products and services that share distinct operating characteristics. The Company evaluates each segment primarily upon operating income.

  Following is a summary of the Company's interim segment data (in thousands):

	Quarters Ended		Nine Months Ended
	Sep 28 2002	Sep 29 2001	Sep 28 2002	Sep 29 2001
Revenues:
Space & Technology	$33,258	29,733	99,010	94,564
LXE	21,065	22,276	62,861	62,756
EMS Wireless	10,306	10,242	37,967	33,518
SATCOM	8,052	5,396	23,193	15,538
Other	2,380	1,239	5,339	4,241
Total	$75,061	68,886	228,370	210,617
	=====	=====	=====	=====
Operating income (loss):
Space & Technology	$(68)	(87)	2,280	2,536
LXE	1,390	977	2,662	2,454
EMS Wireless	31	722	2,673	2,531
SATCOM	717	508	2,518	2,289
Other	250	(217)	98	(256)
Total	$2,320	1,903	10,231	9,554
	=====	=====	=====	=====
Net earnings (loss):
Space & Technology	$(517)	(283)	513	1,021
LXE	703	577	1,691	1,243
EMS Wireless	259	384	1,801	1,405
SATCOM	1,076	371	2,254	1,888
Other	145	(139)	50	(174)
Corporate	300	95	260	(871)
Total	$1,966	1,005	6,569	4,512
	=====	=====	=====	=====

	Sep 28	Dec 31
	2002	2001
Assets:
Space & Technology	$122,119	113,813
LXE	62,489	66,142
EMS Wireless	23,746	23,334
SATCOM	23,487	13,050
Other	5,939	3,502
Corporate	13,162	16,975
Total	$250,942	236,816
	=====	=====
Goodwill:
Space & Technology	$--	--
LXE	9,982	9,982
EMS Wireless	3,544	3,015
SATCOM	--	--
Other	--	--
Total	$13,526	12,997
	=====	=====

  Goodwill

  In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company effective January 1, 2002. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives will no longer be amortized but will instead be tested periodically for impairment. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed periodically for impairment. At December 31, 2001, the Company reported $13 million of unamortized goodwill that is subject to the transition provisions of SFAS No. 142. At September 28, 2002, the Company had completed the first step of the transitional impairment test and determined that there was no impairment of goodwill. All of the Company's goodwill was deemed to have indefinite lives and therefore will no longer be subject to amortization. If the Company had not adopted SFAS No. 142, $186,000 and $558,000 of goodwill amortization would have been recorded for the third quarter and nine months ended September 28, 2002, respectively.

  Following is a summary of the Company's third quarter and nine months net earnings and net earnings per share for the periods ended September 28, 2002, as compared with pro forma data for the same periods in 2001 assuming that goodwill amortization was excluded in 2001 (in thousands, except per share data):

	Quarters Ended		Nine Months Ended
	Actual	Pro Forma	Actual	Pro Forma
	Sep 28 2002	Sep 29 2001	Sep 28 2002	Sep 29 2001
Net earnings	$1,966	1,005	6,569	4,512
Add goodwill amortization	-- '	130	-- '	390
Adjusted net earnings	$1,966	1,135	6,569	4,902
	====	====	====	====
Net earnings per share:
Basic:
Net earnings per share	$0.18	0.10	0.62	0.49
Add goodwill amortization	-- '	0.01	-- '	0.04
Adjusted net earnings per share	$0.18	0.11	0.62	0.53
	====	====	====	====
Diluted:
Net earnings per share	$0.18	0.10	0.61	0.49
Add goodwill amortization	-- '	0.01	-- '	0.04
Adjusted net earnings per share	$0.18	0.11	0.61	0.53
	====	====	====	====

  Acquisition

On April 23, 2002, the Company announced the acquisition of Ottercom Ltd., a leading provider of Inmarsat communication terminals located in Tewkesbury, UK. Ottercom Ltd. products include critical components for EMS SATCOM's high-speed aeronautical data products. The company is now called EMS SATCOM UK, Ltd., and operates as a unit of the Company's SATCOM segment.

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

  Revenue recognition on long-term contracts

Revenue recognition for fixed-price, long-term contracts in the Space & Technology and SATCOM segments is a critical accounting policy involving significant management estimates. These segments' long-term contracts use the ratio of cost-incurred to total-estimated-cost as the measure of performance that determines how much revenue should be recognized. The calculation of total-estimated-cost relies on engineering estimates of the cost to complete the contract, with allowances for identifiable risks and uncertainties. These engineering estimates are frequently reviewed and updated. Most of the Space & Technology segment's contracts involve development of new or unproven applications of technology, and thus unforeseen problems can occur and substantially reduce the rate of future revenue recognition in relation to costs incurred.

  Accrual of government incentives for research

The Company's accrual of research incentives from the Canadian government is a critical accounting policy involving management estimates for the Company's Space & Technology segment. These incentives are in the form of a cash reimbursement for a portion of certain qualified research expenditures. For the nine months ended September 28, 2002, total incentives accrued were approximately $3.9 million, compared with $3.5 million for the same period one year earlier. The Company has established procedures to identify qualified costs and to submit appropriate claims for reimbursement; all of these claims are subject to financial and scientific audits by the Canadian government concerning whether certain expenses qualified for incentive programs. Although there have historically been no significant disallowances of previously accrued incentives that resulted from the Canadian government's audits of the Company's claims, such disallowances in the future would have an unfavorable effect on the Company's statement of earnings.

  Evaluation of long-lived assets for impairment

All long-lived assets on the balance sheet are periodically reviewed for impairment. The most significant long-lived asset is a less-than-5% equity investment in a limited partnership, SkyBridge LLP, with a carrying value on the balance sheet of $17.9 million at September 28, 2002. The goal of this investment is to enable the Company to participate in the development and implementation of a satellite network that will provide high-data-rate wireless services. Management believes that the partnership is an active and financially viable entity. Further, since the Company acquired its equity investment less than three years ago, new equity partners have invested in the partnership at a higher subscription price than the Company paid. As a result, the Company believes that the asset is not impaired and that it is appropriately accounted for as of September 28, 2002. However, due to current economic conditions in the space market, the partnership has temporarily delayed construction of the satellite system and is instead pursuing an interim business development strategy until market conditions improve. If the construction delay continues, the Company may determine at some future date that the asset has become impaired, which would require a charge to non-operating income.

  Establishment of reserves for deferred income tax assets

It is management's expectation that the Company's Canadian operations will earn more than enough research-related tax benefits each year to offset any federal tax liability for that given year. As a result, the Company has reserved substantially all the net deferred tax assets associated with these research-related tax benefits (totaling approximately $9.4 million at December 31, 2001), because they are unlikely to be realized. However, this reserve may be reduced - resulting in an income tax benefit to a future income statement - if (1) the level of the Company's qualified research in Canada decreases, which would lower the tax benefits earned in future years, or (2) the Company's profitability in Canada increases, which would increase the tax liability incurred in future years.

Results of Operations

Consolidated net sales for the third quarter and nine months increased in 2002 compared with 2001 due to growth in the Space & Technology and SATCOM business segments. The Space & Technology segment reported net sales growth because the increase in defense business exceeded the impact during the periods of the current slowdown in commercial space business. Sales of SATCOM products benefited from orders for the Company's new high-speed data aeronautical terminals, as well as from increased emergency management products revenue. In addition, for the first nine months of 2002, sales of EMS Wireless products increased despite recent adverse conditions in the telecommunications industry. Management believes that contributing factors in EMS Wireless' growth were product performance, prompt order delivery times, and the EMS Wireless segment's status as a preferred or approved vendor to all major wireless carriers in the U.S. Based on sluggish worldwide economic conditions and a slowdown in capital spending, the Company expects revenues of $76 million to $80 million during the fourth quarter of 2002, which is comparable to the fourth quarter of 2001.

Net sales for the first nine months of 2002 and 2001 included favorable adjustments of $120,000 and $978,000, respectively, relating to changes in the value of embedded derivative instruments associated with the Company's long-term sales contracts. These adjustments were required by Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Adjustments related to SFAS No. 133 will vary in the future, depending on changes in the exchange rates for the Canadian dollar relative to the U.S. dollar and the Euro. Generally, a weaker Canadian dollar will result in favorable adjustments under SFAS No. 133 as applied to the Company's circumstances.

Cost of sales as a percentage of consolidated net sales was approximately 70% for the third quarter of 2002 compared with 68% for the same period in 2001 and approximately 67% for the first nine months of 2002 and 2001. The cost-of-sales percentage for the Space & Technology segment increased due to cost increases on certain commercial space programs. The cost-of-sales percentage increased in the Wireless segment due to competitive market conditions. The effect of these increases was partially offset by decreases in the cost-of-sales percentages of other segments, mainly resulting from more favorable mixes of products sold.

Selling, general and administrative (SG&A) expenses, as a percentage of net sales, were 20% for both the third quarter and first nine months of 2002. These percentages were similar in 2001, when the SG&A percentages for the respective comparable periods were 20% and 19%. The growth in the dollar amount of SG&A expenditures related to the introduction of new products and increased marketing costs for LXE, EMS Wireless and SATCOM, as well as the opening of new international sales subsidiaries for LXE.

Research and development (R&D) expenses represent the cost of the Company's internally funded efforts. Most of the Company's R&D efforts in the Space & Technology area relate to specific customer orders and, accordingly, are reflected in cost of sales. Total internally funded R&D expenses were somewhat lower in the 2002 periods as compared with 2001, due to completion of development projects and scaling back of internally-funded development related to commercial space applications.

The Company reported net foreign exchange gains of $1.2 million and $1.7 million for the quarter and nine months ended September 28, 2002, respectively, compared with gains of $328,000 and $161,000 for the same periods in 2001. These foreign exchange gains relate to the required mark-to-market accounting for U.S. dollar-denominated net assets or liabilities held by the Company's foreign subsidiaries. The gains for the quarter and for the first nine months of 2002 were primarily related to net liquid assets denominated in U.S. dollars held by our Canadian subsidiary. The reported gains were net of hedging activities. The Company refined its hedging policy during the third quarter and expects to hedge a higher percentage of future assets and liabilities subject to risk from changes in foreign currency exchange rates; the Company thus does not expect future foreign exchange gains or losses to be as large as the 2002 gains.

Interest expense decreased in the interim periods ended September 28, 2002 compared with the same periods in 2001. This decrease is due to lower debt in 2002, mainly resulting from a private offering of the Company's common stock in the third quarter of 2001, and from positive operating cash flows in 2002. In addition, the Company benefited from lower interest rates in 2002 compared with 2001.

The effective income tax rate for the first nine months of 2002 was 30%, compared with 18% for the first nine months of 2001. The effective income tax rate increased because management expects that, for the year 2002, a higher portion of pre-tax profits will derive from the Company's U.S. operations. The U.S. operations have an effective income tax rate of approximately 38%, as compared with a much lower effective income tax rate for the Company's Canadian operations due to research-related income tax credits. The interim effective income tax rate is based upon management's expectations for the full year. This rate could increase in the fourth quarter of 2002 if the Company earns more profits than expected in the U.S. or fewer profits than expected in Canada.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The liability is adjusted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company does not have any asset retirement obligations, and the adoption of this pronouncement will have no material impact on the Company's consolidated financial statements.

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

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. SFAS No. 146 will be adopted by the Company for exit or disposal activities that are initiated after December 31, 2002. Adoption will not have a material impact on the consolidated financial statements of the Company.

Liquidity and Capital Resources

During the first nine months of 2002, the Company has generated $4.6 million in cash from operations, mainly due to net earnings. Additionally, the Company's cash position for that period benefited from a lower requirement for estimated payments of income taxes, but management expects that with a profitable fourth quarter, the required payment of estimated income taxes will increase. In 2002, cash was unfavorably affected by an increase in unbilled receivables within the Space & Technology segment. Unbilled receivables are the result of revenue that is required to be accrued under percentage-of-completion accounting but that cannot be billed yet to the customer under terms of the contract. The Company expects to bill these receivables within the next 12 months. Cash was also affected by a build-up of inventories related to new broadband product offerings.

During March 2002, the Company entered into a demand installment loan with a Canadian bank for $2.4 million secured by a receivable related to the Quebec Labour Tax Credits refund for fiscal year 2001. On September 28, 2002, this short-term loan was paid off with cash provided by operations.

The Company's material contractual cash commitments and material other commercial commitments have not changed significantly from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2001.

The Company's revolving credit agreements are subject to the Company maintaining compliance with certain covenants. At September 30, 2002, the Company was either in compliance or had received a bank waiver of compliance relating to all covenants.

At September 28, 2002, the Company had $5.0 million available for borrowing under the U.S. revolving credit agreement and $4.7 million under the Canadian revolving credit agreement. The Canadian revolving credit agreement matures in April 2003, and management expects that the agreement will be renewed with substantially the same terms. Management believes that cash expected to be provided from operations and borrowings available under its credit agreements will provide sufficient liquidity to meet the operating and capital expenditure needs for existing operations during the next 12 months. To fund long-term growth, the company may consider such measures as issuance of common stock or placement of convertible securities.

Risk Factors and Forward-Looking Statements

Statements concerning future revenues, tax rates and other financial results included in management's discussion and analysis of financial condition and results of operations are forward looking statements. Actual results could differ materially from those suggested in any forward-looking statements as a result of a variety of factors. Such factors include, but are not limited to:

  economic conditions in the U.S. and abroad and their effect on capital spending in the Company's principal markets;

  volatility of foreign exchange rates relative to the U.S. dollar and their effect on purchasing power by international customers, as well as the potential for realizing foreign exchange gains or losses associated with net foreign assets held by the Company;

  technical problems that may be encountered on contracts, particularly in the Space & Technology segment;

  changes in the Company's consolidated effective income tax rate caused by the extent to which actual taxable earnings in the U.S., Canada and other taxing jurisdictions may vary from expected taxable earnings;

  the levels of success achieved by the Company in its technological development programs, and the effects of technology that may be developed by competitors;

  the effectiveness of the Company's efforts to transition products from development stages to an efficient manufacturing environment;

  customer response to new products and services, and general conditions in our target markets (such as logistics, PCS/cellular telephony and space-based communications);

  the availability of financing for satellite data communications systems and for expansion of terrestrial PCS/cellular phone systems;

  the extent to which terrestrial systems succeed in providing extensive broadband Internet access on a dependable and economical basis;

  the effectiveness of the Company's efforts to develop successful working relationships with local business and government personnel in connection with the distribution and manufacture of products in foreign countries;

  the growth rate of demand for various mobile and high-speed data communications services;

  the Company's ability to attract and retain qualified personnel, particularly those with key technical skills; and

  the availability of sufficient additional credit or other financing, on acceptable terms, to support the Company's expected growth.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 28, 2002, the Company had the following market risk sensitive instruments (in thousands):

Sep 28 2002
Revolving credit loan with a U.S. bank, $13.6 million maturing in November 2003, the remainder payable on demand, variable-rate interest payable quarterly (average rate of 4.33% at the end of the quarter)	$22,006
Revolving credit loan with a bank in Canada, maturing in April 2003, variable -rate interest payable monthly (5.50% at the end of the quarter)	8,360
Term installment loan with a bank in Canada, maturing in December 2005, principal and variable-rate interest payable quarterly (6.00% at the end of the quarter)	3,106
Demand installment loan with a bank in Canada, maturing on September 30 2002, interest payable monthly at a variable rate (6.00% at the end of the quarter)	2,355
Revolving credit loan with a bank in the United Kingdom, maturing in April 2003, variable-rate interest payable monthly (6.00% at the end of the quarter)	1,505
Total market-sensitive debt	$37,332
=====

As of September 28, 2002, the Company also had intercompany accounts that eliminate in consolidation but are considered market-risk sensitive. Short-term due to/from parent, payable/(receivable) by European and Australian subsidiaries and arising from purchase of the Parent's products for sale, were as follows:

	Exchange Rate
	($U.S. per unit of		$U.S. in thousands
	local currency)		(Reporting Currency)
Belgium	0.9809	/Euro	$1,425
Germany	0.9809	/Euro	674
Australia	0.5435	/Dollar	554
France	0.9809	/Euro	550
Italy	0.9809	/Euro	405
Netherlands	0.9809	/Euro	301
Sweden	0.1079	/Krona	53
United Kingdom	1.5606	/Pound	(650)
Total short-term due to/from Parent			$3,312
			=====

Foreign currency risk associated with hedge contracts (fair value in thousands):

	Notional Amount		Average Contract Rate	($U.S.) Fair Value
Foreign currency forward exchange contracts:
Euros (sell for U.S. dollars)	2,750,000	Euros	0.9628	$(50)
British pounds (sell for U.S. dollars)	250,000	Pounds	1.4480	(28)
U.S. dollars (sell for Canadian dollars)	22,750,000	USD	1.5902	43
Net liability for foreign currency forward exchange contracts				$(35)
				====

The Company enters into foreign currency forward contracts in order to mitigate the risks associated with currency fluctuations on future cash flows.

ITEM 4. Controls and Procedures

The Company has established and maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14). The objective of these controls and procedures is to ensure that information relating to the Company, including its consolidated subsidiaries, and required to be filed by it in reports under the Securities Exchange Act, as amended, is effectively communicated to the Company's management, including the CEO and CFO, and is recorded, processed, summarized and reported on a timely basis.

The CEO and CFO have evaluated the Company's disclosure controls and procedures within 90 days prior to the filing date of this quarterly report. Based upon this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are adequate to accomplish their objective and are functioning effectively.

Subsequent to the most recent evaluations by the CEO and CFO, there have been no significant changes in the Company's internal controls (including corrective actions for significant deficiencies or material weaknesses) or other factors that could significantly affect these internal controls.

PART II

OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

  Exhibits -- The following exhibits are filed as part of this report:

    Second Amended and Restated Articles of Incorporation of EMS Technologies, Inc. effective March 22, 1999 (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

    Bylaws of EMS Technologies, Inc., as amended through March 15, 1999 (incorporated by reference Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

    Certifications of the Company's Chief Executive and Chief Financial Officers, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  Reports on Form 8-K--The Company filed no reports on Form 8-K during the third quarter of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMS TECHNOLOGIES, INC.
By:	/s/	Alfred G. Hansen	Date:	November 12, 2002
Alfred G. Hansen
President, Chief Executive Officer and Director (Principal Executive Officer)
By:	/s/	Don T. Scartz	Date:	November 12, 2002
Don T. Scartz
Senior Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Alfred G. Hansen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of EMS Technologies, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/	Alfred G. Hansen	Date:	November 12, 2002
Alfred G. Hansen
President and Chief Executive Officer (Principal Executive Officer)

I, Don T. Scartz, certify that:

1. I have reviewed this quarterly report on Form 10-Q of EMS Technologies, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/	Don T. Scartz	Date:	November 12, 2002
Don T. Scartz
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Exhibit 99.1

EMS TECHNOLOGIES, INC.

Certification of
Chief Executive Officer
and
Chief Financial Officer

Each of the undersigned Chief Executive Officer and Chief Financial Officer of EMS Technologies, Inc. hereby individually certifies that the Quarterly Report on Form 10-Q of the Company for the quarter ended September 28, 2002, to which this Certification is attached, fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in such Report fairly presents, in all material respects, the financial condition and results of operations of EMS Technologies, Inc.

In witness whereof, each of the undersigned has executed and delivered this Certification on this 12th day of November, 2002.

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