Form 10-K
period 2002-12-31
EMS TECHNOLOGIES INC
filed 2003-03-28
CIK 32198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
Commission File #0-6072

EMS TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-1035424
(State or other jurisdiction of	(IRS Employer ID Number)
incorporation of organization)

660 Engineering Drive
Norcross, Georgia 30092
(Address of principal executive offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code: (770) 263-9200
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.10 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:      Yes   [X]      No   [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K:      [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act)      Yes   [X]      No   [   ]

The aggregate market value of voting stock held by persons other than directors or executive officers on June 29, 2002 was $217 million, based on a closing price of $20.69 per share. The basis of this calculation does not constitute a determination by the registrant that all of its directors and executive officers are affiliates as defined in Rule 405.

As of March 3, 2003, the number of shares of the registrant’s common stock outstanding was 10,658,038 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Company’s definitive proxy statement for the 2003 Annual Meeting of Shareholders of the registrant is incorporated herein by reference in Parts II, III and IV of this Annual Report on Form 10-K.

AVAILABLE INFORMATION

EMS Technologies, Inc. makes available free of charge, on or through its website at www.ems-t.com, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Information contained on the Company’s website is not part of this report.

ITEM 1. BUSINESS

GENERAL

SUMMARY

EMS Technologies, Inc. (the “Company”) designs, manufactures and markets products that are important in many kinds of wireless communications. The Company focuses on the needs of the mobile information user, with an increasing emphasis on broadband applications for high-data-rate, high-capacity wireless communications.

The Company is organized into four reportable business segments: Space & Technology, LXE, EMS Wireless and SATCOM. Each segment is separately managed and comprises a range of products and services that share distinct operating characteristics. However, the Company believes that one of its competitive strengths is the technological and marketing synergy that occurs among the segments, as well as among the Company’s various product lines. The Company believes that this synergy creates a path for highly advanced technologies developed for narrow space and defense markets to migrate to products for broader markets.

1. Space & Technology

This segment manufactures custom-designed, highly engineered hardware for use in space (both commercial and defense satellite electronics), aerospace (defense electronics), and ground (commercial broadband hubs and terminals) applications. Orders in this segment typically involve long-term contracts with production schedules that can extend a year or more, and most revenues are recognized under percentage-completion accounting. Space & Technology products are sold primarily to space and aerospace prime contractors or commercial communication system integrators, rather than to end-users. The Space & Technology segment accounted for 43%, 45%, and 42% of consolidated net sales in 2002, 2001, and 2000, respectively.

A major source of business is the defense market. Orders in this market were strong in 2002, with defense sales doubling from the prior year. The Company believes that military applications for secure communications, surveillance, and electronic counter-measures will continue to offer opportunities well-suited for the Company’s unique technology base and its considerable experience on such programs.

A major strategic emphasis in this segment is the development of broadband technologies for use in high-data-rate, high-capacity satellite communication systems. This strategic emphasis has resulted in the formation, in mid-2002, of the “EMS Satellite Networks” business group within the Space & Technology/Montreal operations. This business group is focused on high speed, two-way Internet via satellite hubs and terminals that use the DVB-RCS open standard pioneered by EMS. EMS Satellite Networks has supplied DVB-RCS hubs and terminals to eight of the world’s ten largest satellite operators, several of which have begun commercial deployment.

2. LXE

The LXE segment is conducted through a wholly owned subsidiary, LXE Inc., and manufactures wireless mobile computers and other wireless local area network (“LAN”) products for logistics and other enterprise applications. Typical uses include real-time data communications on inventory movement in a large warehouse, manufacturing facility, or seaport. The manufacturing cycle for each order is generally just a few days, and revenues are recognized upon shipment of hardware. Hardware is marketed to end-users and to third parties that incorporate their products and services with the Company’s hardware for delivery to end-users. The LXE segment accounted for 28%, 30% and 27% of consolidated net sales in 2002, 2001 and 2000, respectively.

3. EMS Wireless

The EMS Wireless segment manufactures base-station antennas and repeaters for PCS/cellular communications systems. The manufacturing cycle for each order is generally just a few days, and revenues are recognized upon shipment of hardware. Hardware is marketed to wireless service providers and to original equipment manufacturers (“OEMs”) for mobile voice/paging services, as well as for other emerging high-speed wireless systems. The EMS Wireless segment accounted for 15%, 15% and 22% of consolidated net sales in 2002, 2001 and 2000, respectively.

4. SATCOM

The SATCOM segment is a division of the Company’s wholly owned Canadian subsidiary, EMS Technologies Canada, Ltd. (“EMS Canada”), and manufactures earth-based antennas, terminals and other hardware for communications via satellite link. Typical applications include voice/data communications aboard corporate jets, search-and-rescue systems that use satellite surveillance, and tracking/messaging for long-haul trucks. The manufacturing cycle for most orders is generally just a few days, and revenues are recognized upon shipment of hardware. Hardware is marketed to third parties who incorporate their products and services with the Company’s hardware for delivery to end-users. The SATCOM segment accounted for 11%, 8% and 6% of consolidated net sales in 2002, 2001 and 2000, respectively.

The discussion of the Company’s business set forth in this Item 1 is qualified by the materials appearing below under the headings “Risk Factors” and “Forward-Looking Statements.”

BACKGROUND

In its Space & Technology segment, the Company has developed strong expertise in components and subsystems. In the mid-1970’s, the Company pioneered the use of ferrite materials for electronic beam-forming. Electronic beam-forming networks (“BFNs”) allow a satellite to steer and adjust the shape of its antenna pattern. BFN technology was originally used in military communication satellites to combat interference from the ground, but this technology has important new applications in both commercial and defense satellite communication systems. For example, BFN technology enables a ‘spot-beam’ approach, in which a satellite focuses its transmit-and-receive capabilities to a specific geographic area of the earth. When coupled with the use of high frequencies, such as the Ka-band, this ‘spot-beam’ technology allows for increased data-rates and capacities.

The Company also produced the first all-electronic switch matrix to provide flexible interconnectivity between uplink and downlink channels in communication satellites. These switch matrices have found application in a number of commercial and military satellite systems. This technology has also evolved and is providing enhanced capabilities in today’s latest radar imaging and communication satellites.

The core technologies required to accomplish space-based BFNs are directly applicable to a range of defense applications, including line-of-sight communications, radar, signal intelligence, and electronic countermeasure systems. Further, the Company has produced highly-engineered antenna, signal-management, and signal processing hardware that are used in many critical weapon systems.

In 1999, the Company added expertise in space systems, payload integration and ground terminal technologies by acquiring the Space Systems and Products Division of Spar Aerospace Limited, based in Montreal. This division (now the Space & Technology/Montreal division of EMS Canada) has long been a leading participant in the Canadian and international space industries. It has produced payloads and full antenna systems for major communications and remote sensing satellites, as well as robotics for NASA’s Space Shuttle and the International Space Station, and is leading the Company’s broadband initiatives.

In the early 1980’s, the Company sought to diversify its predominantly defense-related business base by moving into commercial markets. As a result, the Company used its expertise in wireless technologies to develop the LXE product line of wireless mobile computers and network products. By communicating with the host computer network in real-time, these LXE products enhance the productivity of mobile workers and improve the accuracy and timeliness of transaction-processing data. LXE’s principal market is for material management functions in warehouses and distribution centers (the “logistics” market), including seaports. A major factor in the long-term growth of the logistics market and the LXE product line has been expanding use by many industries of more advanced information technologies, including wireless networking, enterprise software and auto-identification (such as barcoding).

The EMS Wireless segment includes PCS/cellular base station antennas and repeaters. The leading product in this line (marketed under the “DualPol” trademark) employs polarization-diversity technology. These antennas allow cell-site tower structures that are much simpler and less obtrusive than conventional antenna towers. In addition, these antennas offer superior coverage and resistance to signal-fading, as compared with networks with conventional vertically-polarized antennas. The Company also offers a line of repeaters and in-building products, as well as a full line of lower-priced, conventional antennas for both cellular and PCS networks. These infrastructure products, along with a family of accessory products, are marketed to service providers and to OEMs domestically and internationally.

The Company has also established an industry-leading position in the market for mobile earth-based SATCOM (satellite communications) antennas and terminals. Initially these products were developed for international search and rescue, in which satellite technology helps locate downed aircraft or ocean-going ships in distress. The most successful component of the Company’s SATCOM product lines was developed for advanced communications by corporate jets. In these aeronautical applications, the Company’s antennas are mounted atop the jet’s tail fin and are automatically steered to remain pointed at a communications satellite during flight; these systems provide voice, data and video communications via satellite. The Company has introduced other SATCOM products, including (1) a high-speed data product to provide both voice and data connections with speeds up to 128 kbps, (2) a packet-data terminal to provide two-way real-time data communications for messaging, tracking and monitoring in the transportation, public safety and remote industrial controls markets, and (3) a maritime high-speed terminal for digital communications at sea. SATCOM has also made initiatives with software products used for incident management for search and rescue applications with customers around the world.

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

Satellites provide a number of advantages over terrestrial facilities for many high-speed communications service applications:

1.	Satellites enable high-speed communications service where a terrestrial alternative is not available or is not adequate.

2.	Unlike the cost of terrestrial networks, the cost to provide services by satellite does not increase with the distance between sending and receiving stations.

3.	In contrast to the installation of fiber optic cable, satellite networks can be rapidly and cost-effectively deployed, once the satellite is in orbit.

Demand for commercial satellites will be determined by several factors, including:

1.	growth in demand for new satellite-based applications, such as mobile communications or data services;

2.	growth in business networking;

3.	growth in direct-to-home television and related voice, video and data systems; and

4.	development of new satellite-based communications architectures to provide basic telephone and television services in developing regions of the world.

The Company believes that its Space & Technology business will be able to make significant contributions in defense systems of increasing national importance, such as secure satellite communications, secure intelligence and imagery collection satellite, advanced electronic warfare, and secure line-of-sight communications. EMS’s base of technologies, including ferrite ceramics for radio frequency management and advanced antennas for low-observable aircraft, are well suited to many advanced defense applications. As a result, EMS continues to supply hardware to important U.S. and international military satellites for communication, sensing and surveillance. In addition, EMS is applying its technologies to a number of significant weapon systems such as F/A-22 (intra-flight datalink antennas), CV-22 (suite of integrated RF countermeasures subsystems), JSTARS (synthetic aperture radar phase shifters), and Predator Unmanned Aerial Vehicle (common data link antenna switching).

Space & Technology Products

The Company designs and manufactures innovative satellite communications products. These products include satellite systems, subsystems and components that address the need for reliable, high-speed communications. The products developed by the Company for the Space & Technology segment comprise six main lines:

1.	Space systems

2.	Antenna products

3.	Electronic products for space

4.	Ferrite subsystems and components for space and defense

5.	Electronics and subsystems for defense, and

6.	Ground products for satellite broadband networks.

• Space Systems

The Company designs and builds payloads and payload equipment for a wide variety of fixed, mobile and broadband communications satellites. For example, EMS is building an advanced active-array radar antenna for RADARSAT-2 (a remote sensing satellite) that can capture images on earth with three-meter resolution. We are also constructing specialized payloads such as S-Band transponders for the Japanese HTV unmanned supply spacecraft. In 2002, EMS completed the redesign of a repeater for the SARR 2000 search and rescue satellite, and our work on the next phase of this important program will focus on telemetry control and power design. In addition, the Company has developed scientific instruments such as the MAESTRO spectrometer for Canada’s SCISAT program.

• Antenna Products

For over thirty years, EMS has been providing innovative products for satellite antennas. The Company has experience in a variety of frequency ranges, including the UHF, S, C, X, Ku, Ka, Q, V and W bands. The Company’s antenna products use a wide variety of technologies and architectures for fixed, mobile and broadcast applications. They include shaped reflectors, dual aperture shaped reflectors, direct radiating arrays, steerable antennas, omni antennas, Gregorian and Cassegrain antennas, lens antennas, deployable reflectors, dual polarized antennas, and phased arrays.

The Company’s antenna products are believed to be well-positioned in potential growth markets such as broadband service systems (with Company antennas being used on Telesat’s Anik-F2 and Eutelsat’s W3A satellite), and mobile telephony systems (with antennas on the Inmarsat IV satellites). Varying by frequency or market served, EMS’s antennas pace industry standards by maximizing available spacecraft power and reducing radio interference between beams.

EMS is pursuing new commercial opportunities for terrestrial antennas, such as the recently awarded contract for high-frequency antennas for helicopter obstacle avoidance systems. The Space & Technology segment also manufactures an aeronautical antenna for a multi-channel video system used in commercial aircraft. The video system combines the Company’s antennas with electronics and small flat-panel video screens installed in each seat back, and is installed and marketed by the Company’s customer. The Company’s antennas for video systems are now mainly deployed with an airline based in New York.

• Electronic Products for Space

Microwave products and subsystems are an integral part of many space systems. They control the microwave communications signals processed in a spacecraft, and include low-noise amplifiers, repeaters, transponders and solid-state power amplifiers.

Power products provide highly efficient (up to 95%) conditioning of electric power aboard a spacecraft. In addition to their efficiency, the Company’s power products have low mass and very low noise levels, and are hardened against the radiation that spacecraft experience at various orbit levels. Recent contracts include electronic power conditioners for Superbird 6 and the S-Band Transponder for the Japanese HTV vehicle.

Certain of the Company’s microwave and power products, such as crystal oscillators, electronic power conditioners, transponders and low-noise amplifiers, have become industry standards. The same microwave technologies are being used to build the next generation of international search-and-rescue satellite (SARSAT) signal repeater panels to be installed on selected civil government satellites to allow immediate location of distress signals from planes, ships and lost hikers.

The Company also has a long heritage of supplying space-qualified computers, controllers and digital signal processors. This equipment is used for antenna-pointing mechanism electronics, payload control, attitude control, power switching, command decoding and telemetry gathering. EMS-built processors and digital products are critical elements on-board the International Space Station. The significant advancements EMS has made in spacecraft data-processing capacity are being applied to the next generation of space computers and processors for both manned and unmanned systems, promising a 100-fold improvement in on-board computation power.

• Ferrite Subsystems and Components

EMS pioneered the use of ferrite materials in space and defense systems. Ferrite products provide phase and amplitude control of communications signals. The design, development and manufacture of ferrite products require considerable specialized in-house capabilities. These products include ferrite circulators, isolators, phase shifters, switches and switching networks, and transmit-receive networks. Ferrite products are integrated into satellite, shipboard, ground-based and airborne applications, including direct broadcast, direct audio, commercial and military communications, earth observation, multimedia, and defense systems. The Company’s ferrite products have been utilized in such programs as XM Radio, GEOSAT, ENVISAT, TDRSS, MILSTAR/AEHF and ACTS.

• Electronics and Subsystems for Defense

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

• Ground Products for Satellite Broadband Networks

The new EMS Satellite Networks business group is establishing itself as a major brand in the high-speed, two-way satellite communications market, and deliveries have been completed to SES/Satlynx and to key customers in Russia, Europe, Canada, the United States and Japan. EMS has been a pioneer in the development of the DVB-RCS world-wide open standard for communicating high-speed, two-way Internet data. The proven commercial stability of the Company’s DVB-RCS hub is one of the key differentiators in the market place for this product. The latest generation of terminals was launched in 2002, with significant reductions in cost from the preceding generation. These new lower-priced terminals are expected to encourage a more rapid rate of adoption and deployment of commercial broadband services via satellite.

LXE Markets

Major technological advances and changes in the regulatory environment have led to the development and proliferation of wireless data networks that extend the reach of existing hard-wired networks. Wireless local area networks (“LANs”) now accommodate notebook, pen-based, and other handheld computers, as well as rugged computers mounted on vehicles, such as forklifts. By providing network connectivity for mobile users, these products increase the accuracy, timeliness and convenience of data collection and information access. In the past, these wireless LAN systems were developed for operation using proprietary narrow-band UHF radios at 450 MHz. Current wireless LAN systems comply with open system (IEEE 802.11) standards and operate at data rates of 11 Mbps at 2.4 GHz. Evolving 802.11-based products increase data transmission rates to 54 Mbps in both the 2.4 GHz and 5.7 GHz bands. The development of these advanced products and widespread adoption of the 802.11 wireless LAN standard is creating new applications in established industrial markets and in other vertical markets, such as transportation and service applications.

The Company’s rugged computers and wireless LANs have been installed at more than 6,500 sites world-wide, including the facilities of many Fortune 500 companies and some of the world’s largest materials-handling installations.

LXE Products

The Company’s wireless data systems, which generally incorporate bar-code scanning or other auto-identification capabilities, are increasingly based on the IEEE 802.11 open system standard and feature rugged mobile computers specifically designed for demanding industrial environments. A typical system consists of mobile computers which incorporate wireless LAN radios and auto-identification capabilities, network access points which provide a radio link to the wired network and host computers, and software that manages and facilitates the communications process.

• Mobile Computers

The Company offers several types of mobile computers, all of which utilize radio frequency technology:

1.	Hand-held mobile computers are small and lightweight, and are available in a number of form factors with varying degrees of ruggedization; and

2.	Vehicle-mounted mobile computers are larger, heavy-duty products for use on forklifts, cranes and other mobile materials handling equipment. These can also be used in fixed positions where network cabling is impractical, or in cart-mounted solutions using a self-contained battery and power supply.

All mobile computers incorporate built-in radios that operate on wireless networks using either the IEEE 802.11 network standard at 2.4 GHz, or a licensed, narrowband frequency. The Company’s mobile computers incorporate Intel® processors that allow support for terminal emulation, client-server, or browser-based applications.

The Company’s latest generation of mobile computers has significantly more computing power than previous models, as well as improved power-management features and superior ergonomics. The MX3 mobile handheld computer supports the Windows CE operating system and offers many of the performance features of a desktop PC in a handheld computer. New handheld product introductions include the Windows CE-based MX4 and MX5, both designed for extremely demanding environmental conditions in the warehouse and intermodal yard. The “VX” series of vehicle-mounted computers feature even better environmental specifications and ruggedization, and includes two Pentium-class models that support the Windows 98, 2000, and XP operating systems.

• Wireless Networks

The wireless communications link between a mobile computer and a host network consists of: (1) a series of access points that are attached to a customer’s hardwired network at appropriate locations, and (2) wireless transceivers located in each mobile computer. The access points connect the wireless network to the hardwired network. The wireless transceivers act as wireless LAN interface cards.

LXE provides and supports wireless network equipment compatible with the existing 802.11 standards, as well as its proprietary system at 900 MHz. LXE also offers a complete suite of supporting products and services for its wireless networks, including wireless network management tools, wireless security tools, facility analysis, installation and support.

• Host Connectivity Software

LXE also provides terminal emulation software and communications gateways that allow any of LXE’s mobile computers to interface seamlessly to a customer’s legacy applications. LXE’s host connectivity software supports UNIX, IBM midrange, and IBM mainframe legacy systems.

• Other Products and Services

In addition to the basic system hardware and software, the Company offers a wide range of accessory products and services, including bar-code scanners, battery chargers, portable printers, pre- and post-sale professional services, and repair and maintenance services.

EMS Wireless Markets

National and international infrastructure for terrestrial-based wireless communications has expanded since the mid 1990’s to support growing worldwide demand, although infrastructure build-out has slowed substantially during the past two years. This demand has been fueled by:

•	decreasing prices for wireless handsets,

•	a more favorable regulatory environment,

•	greater competition among service providers, and

•	more availability of services and RF spectrum.

In addition, many developing countries are installing wireless telephone networks as an alternative to installing, expanding or upgrading traditional hard-wired networks. Emerging wireless data applications may also expand the market by allowing service providers to increase revenue-generating traffic on their networks.

Specific technological trends have also affected the wireless industry. For example, in the late 1990’s the continuing growth of the wireless communications market strained the capacity of traditional analog cellular systems that can carry only one call per channel of radio spectrum. As a result, many service providers have installed new digital equipment to increase per-channel capacity by factors ranging from three to eight. In addition, service providers have constructed PCS digital networks that operate at twice the frequency level of cellular systems; this provides the greater bandwidth necessary for an expanded range of voice and data services. However, PCS technology requires smaller cells than analog technology and, as a result, approximately four times the number of base stations to complete its geographical build-out.

In 2002 and 2001, EMS Wireless product sales were substantially lower than during 2000 due to a slowdown in capital spending by the telecommunications industry across all product types, and slower-than-expected sales for repeater products typically associated with more complex networks. However, the Company is a preferred supplier to the leading wireless service providers in North America, and based on industry analysts’ reports, and information from customers and other distribution-channel participants, the Company believes that it is, for North American PCS/cellular communications systems, the leading supplier of base station antennas of the types designed and manufactured by the Company. The Company has manufacturing facilities in Brazil, from which it is also exporting to other South American countries and to Eastern Europe.

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

• Dual Polarization Antenna Products

The Company’s DualPol™ antenna utilities polarization diversity to combine the functionality of three vertically polarized antennas (two receive and one transmit) into a single, compact device. With fewer antennas required, DualPol™ technology allows the supporting antenna tower to be much smaller and less expensive than for a traditional PCS/cellular antenna site, which must support the weight and wind-loading of a large mounting structure atop the tower. An increasingly important factor in establishing the location of a cell site is the aesthetics of the tower structure. Unlike traditional vertical-polarization cellular antennas, the Company’s DualPol™ antennas can be mounted in a very compact configuration that can fit on top of existing utility poles, or be disguised, for example, in a clock tower. The mounting flexibility not only benefits the service provider in obtaining site approvals, but also results in lower installation and structure costs. Further, these antennas offer superior coverage and resistance to signal-fading, as compared with networks with conventional vertical-polarization antennas.

The Company’s AcCELLerator™ antenna combines multiple DualPol™ antennas pre-packaged in a compact cylindrical enclosure that provides the same multi-sector coverage as a large, nine-antenna, spatially diverse base station, yet with a less visually obtrusive structure.

The Company’s Micro AcCELLerator™ antenna is a much smaller version of the AcCELLerator™, and was originally designed to help a Houston service provider gain zoning approval for new cell sites. Micro AcCELLerator™ antennas provide a complete, three-sector cell site in a highly integrated package as small as six inches in diameter, which is mounted atop an unobtrusive monopole. This configuration led to a new line of Custom Site Solutions consisting of the micro version of the AcCELLerator™ in an aesthetically pleasing mounting fixture (most often atop a light pole) that has application in shopping malls and office centers.

• Vertical-Polarization Antenna Products

The Company’s lower-cost vertically polarized antennas apply “beam-shaping” techniques of amplitude and phase weighting to achieve the most effective antenna performance for specific applications. The Company’s OptiFill™ antennas are designed for use in a typical crowded coverage area. These antennas utilize null filling, upper sidelobe suppression and electronic down-tilt to lower co-channel interference, reduce the number of dropped calls, and improve sound quality. The Company’s OptiRange™ antennas are designed to maximize “gain,” and are useful in systems that have large cells, such as rural areas or initial urban system roll-outs with a small number of base stations.

• Repeaters and Other Wireless Signal Distribution Products

During 2001, the Company acquired a small manufacturer of repeaters and other wireless signal distribution products. This acquisition provided two new product lines. The first product line enables carriers to extend indoor RF coverage through the use of indoor repeaters and fiberoptic-based RF distribution systems. The second product line helps carriers extend their coverage in rural areas or uneven terrain through the use of outdoor repeaters.

SATCOM Markets

The first aeronautical systems for telephony utilized a ground-based network. These networks were not only limited in the voice-quality of their communications, but they were unable to provide coverage over water for international travel. Evolution of aeronautical telephony involved a special antenna aboard the aircraft that allowed the use of satellite transmissions, not only for voice but also for limited data and fax capabilities. Reflecting the need for mobile communications in the business world, aeronautical satellite communications systems of some type are now commonly used in corporate jets around the world. Current developments are directed towards higher-speed satellite-based video and Internet-access applications. The market acceptance of the Company’s HSD-64 and HSD-128 high speed data products has positioned EMS as a market leader in this segment, serving both military and commercial applications.

The Company believes that it is the top supplier of antennas for voice/data communications aboard corporate aircraft, with an over-90% share of this market. To date, there are more than 1,000 EMS installations on over 50 different types of aircraft. The Company has major contracts with Gulfstream, Honeywell and Bombardier — the industry’s largest users of general aviation communications equipment.

The Company has also pursued opportunities in the land mobile market. Customers in this market use small SATCOM terminals for such functions as tracking and two-way messaging for transportation or public safety, or remote monitoring of industrial process controls. A growing concern in this market is that terminals utilize an open architecture that would be compatible with other communications systems. The Company’s PDT-100 terminal addresses many of this market’s needs, with its compact size, strong and reliable performance, and open architecture.

For over two decades, satellite-based surveillance systems have saved lives and led to the safe recovery of thousands of disaster and accident victims. One of the world’s largest search-and-rescue systems is COSPAS-SARSAT, sponsored by Canada, France, Russia and the U.S. The COSPAS-SARSAT satellites continuously listen for distress transmissions, determine the location of those transmissions, and provide alerts to worldwide search-and-rescue operations. The Company believes that it is a leading provider to COSPAS-SARSAT search-and-rescue systems of ground station equipment, including high-performance terminals that handle a system’s vital communications function.

SATCOM Products

The Company’s SATCOM line of products include the following:

• Aeronautical Antennas

The Company has developed a family of aeronautical communications products, including an industry-leading Inmarsat antenna, the AMT-50, which is a mechanically-steered antenna that is connected to an aircraft’s navigational system and automatically remains directed toward a geostationary communications satellite for voice and low data-rate communications. This antenna is either mounted within the aircraft’s tail or under a small, unobtrusive radome atop an aircraft’s tail. The Company believes that this product has the leading market share in the high-end corporate jet market. The Company has also developed its CALQUEST™ product, which is a complete satellite telephone system for use over North and Central America on a wide range of turbo-prop and jet aircraft.

EMS has an aeronautical product, called the HSD-128, that provides aircraft operators with high-speed data capability using the new Aeronautical Swift64 and Mobile Packet Data Services from Inmarsat. These services, which have been operational in the land transportable market for nearly two years, will support data rates of up to 64 Kbps (which the HSD-128’s two-channel capability increases to 128 Kbps), a considerable advance on other service offerings currently available in the market. These new services can provide economical airborne access to the business support services typically found in a ground-based office, including voice, data, e-mail, Internet and corporate Intranet products.

The Company has also developed a steerable antenna system designed to provide live television to jet aircraft from a broadcast satellite. The system includes a mechanically steerable antenna system, mechanical positioner, and a beam-steering unit to keep the antenna properly pointed at the satellite during the motion associated with flight. This DBS antenna and the AMT-50 Inmarsat antenna can be mounted together under a single radome (designed and supplied by the Company) atop a jet’s tail fin. These products are sold by the Company as part of a full system for delivery of live video service to aircraft, provided by Honeywell.

• Other Mobile Terminals

EMS’s packet-data terminal provides fail-safe, two-way messaging and location information anywhere in North America. The PDT-100 terminal features GPS technology and combines what the Company believes are the fastest response times with the lowest terminal and airtime prices currently offered in this market. The PDT-100 is commercially available and in use throughout North and Central America providing tracking and messaging to the transportation industry.

The PDT-100 also serves as a valuable tool for the public safety market, offering communications to police, enforcement officers and other public safety employees who must travel outside of traditional wireless coverage maps. This terminal can also be used to monitor industrial controls in remote areas (such as controls on an oil or gas pipeline).

In 2002, the Company added a maritime high-speed terminal to complement its land-mobile and industry-leading aeronautical products. The maritime terminal delivers clear digital voice communications, as well as e-mail and Internet capabilities, through Inmarsat’s global maritime service.

• Emergency Management Products

The Company is a leading provider of the ground-station equipment associated with satellite-based “search-and-rescue” systems, including the local-user terminals (“LUTs”) that process information received from satellites. Using a low-earth-orbit satellite system, a LUT can determine the location of the maritime or aviation beacons that transmit distress signals, and display the results for intervention by emergency authorities. This terminal technology can also be adapted for routine tracking and management of aviation and maritime fleets.

Another LUT model uses satellites in geostationary orbit, which reduces the critical time needed to detect and identify distress beacon signals. This system is PC-based and can be efficiently managed through Internet protocols. In addition to satellite ground stations for search-and-rescue, EMS offers software for incident management and rescue coordination. The Company has also combined new communications technologies with Web-based geographic information systems and graphical tools. The Company believes that fast, widespread distribution of graphical data via the Web will allow for more effective coordination of rescue efforts.

SALES AND MARKETING

The Company’s sales and marketing strategy varies depending upon the segment. Due to the technical nature of the Company’s products, internal personnel with strong engineering backgrounds must conduct some of these sales efforts. Particularly in the Space & Technology segment, many of these personnel have other engineering or management responsibilities within the Company. The Company also utilizes independent marketing representatives, both in the U.S. and internationally. These individuals are selected for their knowledge of the local markets and their ability to provide technical support and ongoing, direct contact with the Company’s current and potential customers.

In the Space & Technology segment, the development of major business opportunities often involves significant bid-and-proposal efforts; this work can include complex engineering to determine the technical feasibility and cost-effectiveness of various design approaches. Most of the Company’s bid-and-proposal costs are reported in cost of sales, although a portion of these costs is classified as selling, general and administrative expense. Total bid-and-proposal costs were $5.0 million in 2002, $4.4 million in 2001 and $3.6 million in 2000.

The markets for space and satellite communications comprise a relatively small number of customers, which are typically well known large corporations. The Company’s Space & Technology marketing efforts rely on ongoing communications with this base of potential customers, both to determine the customers’ future needs and to inform customers of the Company’s capabilities. Because the Company can often receive multiple orders from many of these customers, technical support and service after the sale are also crucial to maintaining a strong supply relationship.

The Company’s sales and marketing strategy for its other business segments involves:

1.	direct sales to end users, and

2.	indirect sales through third parties that often incorporate their products and services with the Company’s hardware for delivery to end-users. Third parties include:

a.	strategic partners,

b.	value-added resellers,

c.	original equipment manufacturers, and

d.	distributors, including representatives in 35 countries.

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

BACKLOG

The backlog of consolidated orders at December 31, 2002, was $108 million, compared with $157 million one year earlier. EMS Wireless, LXE and many SATCOM customers typically require short delivery cycles; as a result these segments usually convert orders into revenues within a few weeks, and they do not build up an order backlog that extends substantially beyond one fiscal quarter. However, backlog is very important in the Space & Technology segment, due to the long-term nature of that business. The backlog for Space & Technology at December 31, 2002 was $73 million compared with $111 million one year earlier. This reduction is due to a reduction in the backlog for commercial space applications.

MATERIALS

Materials used in the Company’s Space & Technology products consist of magnetic microwave ferrites, metals such as aluminum and brass, permanent magnet materials and electronic components such as transistors, diodes, IC’s, resistors, capacitors and printed circuit boards.

Most of the magnetic microwave ferrite materials are purchased from two suppliers, and permanent magnet materials are purchased from a limited number of suppliers. Electronic components and metals are available from a larger number of suppliers and manufacturers.

The electronic components and supplies, printed circuit assemblies, and molded parts needed for the Company’s various standard products are generally available from a variety of sources. However, LXE systems include bar code scanners in almost all orders, and a significant number of the scanners are purchased from Symbol Technologies, Inc. (“Symbol”), which is also a competitor of the Company; however, there are alternative suppliers that manufacture and sell bar code scanners under license agreements with Symbol. The Company believes that LXE’s competitors also rely on scanning equipment purchased from or licensed by Symbol. In addition, Symbol and the Company have a license agreement, which allows the Company to utilize Symbol’s patented integrated scanning technology in certain products.

The Company’s advanced technology products often require sophisticated subsystems supplied or cooperatively developed by third parties having specialized expertise, production skills and economies of scale. Important examples include critical specialized components and subsystems required for successful completion of particular Space & Technology programs, and application-specific integrated circuitry and computers incorporated in LXE products. In such cases, the performance, reliability and timely delivery of the Company’s products can be heavily dependent on the effectiveness of those third parties.

The Company believes that its present sources of required materials are adequate. The Company does not believe that the loss of any supplier or subassembly manufacturer would have a material adverse effect on its business. In the past, shortages of supplies and delays in the receipt of necessary components have not had a material adverse effect on shipments of the Company’s products. However from time to time, the Company’s rollout of new standard products or its performance on Space & Technology programs has been affected by quality and scheduling problems with developers/suppliers of critical subsystems.

COMPETITION

The Company believes itself to be, in sales, a major independent supplier of (1) satellite components, subsystems and systems, (2) wireless local-area computer network products for logistics systems, (3) base station antennas and other wireless infrastructure products for cellular and PCS mobile networks, and (4) aeronautical SATCOM communications systems for voice, telephony and video. However, the Company’s markets are highly competitive. Some of the Company’s competitors have substantial resources and facilities that exceed those of the Company, but the Company also competes against smaller, specialized firms.

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

In the LXE market, the Company’s principal competitors are Unova, Symbol (which holds patents protecting the barcode scanning devices supplied to LXE for incorporation in these products), and Psion Teklogix. In the EMS Wireless segment, the Company competes with divisions of certain large U.S. and international companies, including Allen Telecom, Andrew Corporation and Alcatel. In the SATCOM market, the company competes with Honeywell, Thales, Thrane & Thrane, Qualcomm and TSI.

The Company believes that the key competitive factors in all of its segments continue to be product performance, technical expertise and support to customers, adherence to delivery schedules, and price.

RESEARCH AND DEVELOPMENT

The Space & Technology segment conducts most of its research and development in direct response to the unique technical requirements of a customer’s order, and most of these costs are included with the overall manufacturing costs for specific orders. The remaining segments conduct substantial internally funded research and development activities. In 2002, 2001 and 2000, the Company spent $26.1 million, $27.1 million and $27.7 million, respectively, on internally sponsored research and development.

EMPLOYEES

As of December 31, 2002, the Company and its subsidiaries employed a total of approximately 1,700 persons. Over 70% of the Company’s employees are directly involved in engineering or manufacturing activities.

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

Our competitors’ marketing and pricing strategies could make their products more attractive than ours. This could cause reductions in customer orders or profits.

We operate in highly competitive technology markets. Our competition may pursue aggressive marketing strategies, such as significant price discounting. These competitive activities could cause our customers to purchase our competitors’ products rather than ours, and reduce our sales and profit margins below expected levels.

If our customers fail to find adequate funding for major potential programs, our sales could decline.

Major communications infrastructure programs, such as proposed satellite communications systems or PCS/cellular systems for large urban areas, are important sources of our current and anticipated future revenues. We also participate in a number of large defense programs. Programs of these types cannot proceed unless the customer can raise adequate funds, from either governmental or private sources. As a result, our expected revenues can be adversely affected by political developments or by conditions in private capital markets. Expected revenues can also be adversely affected if private capital markets are not receptive to a customer’s proposed business plans.

Slow public acceptance of new communications systems could limit purchases by our customers.

Construction and expansion of new communications systems depend on public demand for the new services. As a result, growth rates in our revenues from wireless infrastructure products and proposed high-speed satellite communications systems are likely to be heavily affected by the timing and extent of public willingness to buy mobile and/or broadband communications services. If public acceptance of the new systems does not develop as expected, our customers are unlikely to place the levels of orders we expect, and our revenues and profits would also fall short of expectations.

Among the factors that could affect the growth of markets for new wireless communications systems is the potential concern about alleged health risks relating to radio frequency (RF) emissions. Media reports and some studies have suggested that RF emissions from wireless handsets and cell sites may be associated with various health problems, including cancer, and may interfere with electronic medical devices, including hearing aids and pacemakers. In addition, lawsuits have been filed against participants in the wireless industry alleging various adverse health consequences as a result of wireless equipment emissions. Additional studies of radio frequency emissions are ongoing. Consumers may be discouraged from purchasing new wireless services if consumers’ health concerns over radio frequency emissions increase. In addition, concerns over RF emissions could lead government authorities to increase restrictions on the location and operation of wireless-related hardware, or could result in wireless companies being held liable for costs or damages associated with these concerns.

We can encounter technical problems or contractual uncertainties, which can cause delays, added costs, lost sales, and liability to customers.

Technical difficulties can cause delays and additional costs in our technology development efforts. We are particularly exposed to this risk in new product development efforts, and in fixed-price contracts on technically advanced programs in our Space & Technology segment that require novel approaches and solutions. Technical difficulties could cause us to miss expected delivery dates for new product offerings, which could cause customer orders to fall short of expectations. Our products may perform mission-critical functions in space applications. If we experience technical problems and are unable to adhere to a customer’s schedule, the customer could experience costly launch delays or re-procurements from other vendors. The customer may then be contractually entitled to substantial financial damages from us. The customer would also be entitled to cancel future deliveries, which would reduce our future revenues and could make it impossible for us to recover our design, tooling or inventory costs, or our remaining commitments to third-party suppliers.

Due to technological uncertainties in new or unproven applications of technology, a contract may be broadly defined in its early stages, with a structure to accommodate future changes in the scope of work or contract value as technical development progresses. In such cases, management must evaluate these contract uncertainties and estimate the future expected levels of scope of work and likely contract value changes to determine the appropriate level of revenue associated with costs incurred. Actual changes may vary from expected changes, resulting in a reduction of revenues and earnings recognized in future periods.

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

As we regularly develop and introduce new technology, we have a risk that our new products or manufacturing techniques infringe on patents held or currently being processed by others. The U.S. Patent Office does not publish patents until 18 months after their initial filing. Thus, we may be unaware of a pending patent until well after we have introduced an infringing product. In addition, questions of whether a particular product infringes a particular patent can involve significant uncertainty. As a result of these factors, third-party patents may interfere with marketing plans, or may, from time to time, create significant expense to defend or pay damages on infringement claims or to respond to customer indemnification claims.

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

In addition to our requirements for basic materials and electronic components, our advanced technological products often require sophisticated subsystems supplied or cooperatively developed by third parties. To meet those requirements, our suppliers must have specialized expertise, production skills and economies of scale. Our ability to perform according to contract requirements, or to introduce new products on the desired schedule, can be heavily dependent on our ability to identify and engage appropriate suppliers, and on the effectiveness of those suppliers in meeting our development and delivery objectives. If key suppliers were unavailable when we needed them, our ability to meet our performance obligations to our customers could be affected and our revenues and earnings could decline.

Changes in government regulations that limit the availability of radio frequency licenses or cause us to incur increased expenses could cause our revenues or profitability to decline.

Many of our products are incorporated into wireless communications systems that are regulated in the U.S. by the Federal Communications Commission (FCC) and internationally by other government agencies. Changes in government regulations could reduce the growth potential of our markets by limiting either the access to or availability of frequency spectrum. Changes in government regulations could make the competitive environment more difficult by restricting our customers’ efforts to develop or introduce new technologies and products. Finally, changes in government regulations could substantially increase the difficulty and cost of compliance with government regulations for both our customers and us. All of these factors could result in reductions in our profits and revenues.

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

Export controls on space technology restrict our ability to hold technical discussions with customers, suppliers and internal engineering resources, which reduces our ability to obtain sales from foreign customers or to perform contracts with the desired level of efficiency or profitability.

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

International sales significantly affect our financial performance. Almost $84 million in revenues for fiscal year 2002, or 27% of consolidated revenues, were derived from customers residing outside of North America. Adverse economic conditions in our customers’ countries, mainly in Western Europe, Latin America and the Pacific Rim, have affected us in the past, and could adversely affect future international revenues in all of our businesses, especially from our wireless local-area network and PCS/cellular infrastructure businesses. Unfavorable currency exchange rate movements could result in foreign exchange losses, or could adversely affect the marketability of our products by increasing the local-currency cost. In addition to these economic factors directly related to our markets, there are risks and uncertainties inherent in doing business internationally that could have an adverse effect on us, such as potential adverse effects from changes in foreign income tax laws, as well as unfavorable changes in laws and regulations governing a broad range of business concerns, including proprietary rights, legal liability and employee relations. All of these factors could cause significant harm to our revenues or profitability.

The level and profitability of our sales in certain markets depend on the availability and performance of other companies with which we have marketing relationships.

In some applications, including mobile satellite communications, we are seeking to develop marketing relationships with other companies that have, for example, specialized software and established customer service systems. In other markets, such as wireless local-area networks, a major element of our distribution channels is a network of value-added retailers and independent distributors. If we are unable to identify and structure effective relationships with other companies that are able to market our products, our revenues could fail to grow in the ways we expect.

Customer orders in backlog may not result in sales.

Our order backlog represents firm orders for products and services. However, our customers may cancel or defer orders for wireless products, in most cases without penalty. Cancellation or deferral of an order in our Space & Technology business typically involves penalties and termination charges for costs incurred to date, but these termination penalties would still be considerably less than what we would have expected to earn if the order could have been completed. We make management decisions based on our backlog, including hiring of personnel, purchasing of materials, and other matters that may increase our production capabilities and costs. Cancellations, delays or reductions of orders could adversely affect our results of operations and financial condition.

We could incur an impairment loss on certain long-term inventory.

In the Space & Technology segment, we have capitalized $4 million of costs for certain long-term inventory. We believe that this quantity of inventory will be used to meet expected demand for this product over the next several years. However, if actual orders are much less than expected, then the value of this inventory would be impaired, resulting in an earnings charge.

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

Historically, we have experienced broad fluctuations in demand for our products and services. These changes in demand have depended on many factors and have been difficult to predict. In recent years, there has been a general growth trend in certain of our businesses, as well as increasing complexity in the technologies and applications involved. These changes in our businesses place significant demands on both our management personnel and our management systems for information, planning and control. If we are to achieve further strong growth on a profitable basis, our management must identify and exploit potential market opportunities for our products and technologies, while continuing to manage our current businesses effectively. Furthermore, our management systems must support the changes to our operations resulting from our business growth.

We may make acquisitions and investments that could adversely affect our business.

To support growth, we may continue in the future to make acquisitions of and investments in businesses, products and technologies that could complement or expand our businesses. However, if we should be unable to successfully negotiate with a potential acquisition candidate, finance the acquisition, or effectively integrate the acquired businesses, products or technologies into our existing business and products, we could be adversely affected. Furthermore, to complete future acquisitions, we may issue equity securities, incur debt, assume contingent liabilities, or have amortization expenses and writedowns of acquired assets, which could cause our earnings per share to decline.

***************************

In addition to risks and uncertainties related to our operations, there are investment risks that could adversely affect the return to an investor in our common stock, and also could adversely affect our ability to raise capital for financing future operations.

Our quarterly results are volatile and difficult to predict. If our quarterly performance results fall short of market expectations, the market value of our shares are likely to decline.

The quarterly earnings contributions of some of our segments are heavily dependent on customer orders or product shipments in the final weeks or days of the quarter. This can create volatility in quarterly results, and hinders our ability to determine in advance whether quarterly earnings will meet prevailing analyst expectations. The market price for our shares is likely to be adversely affected by quarterly earnings results that are below analyst and market expectations.

Our share price may fluctuate significantly, and an investor may not be able to sell our shares at a price that would yield a favorable return on investment.

The market price of our stock will fluctuate in the future, and such fluctuations could be substantial. Price fluctuations may occur in response to a variety of factors, including:

1.	actual or anticipated operating results,

2.	announcements of technological innovations, new products or new contracts by us, our customers, our competitors or our customers’ competitors,

3.	government regulatory action,

4.	developments with respect to wireless and satellite communications, and

5.	general market conditions.

In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the stocks of technology companies and that have been unrelated to the operating performance of particular companies.

Future sales of our common stock may cause our stock price to decline.

Our outstanding shares are freely tradable without restriction or further registration, and shares reserved for issuance upon exercise of stock options will also be freely tradable upon issuance. Sales of substantial amounts of common stock by our shareholders, including those who have acquired a significant number of shares in connection with business acquisitions or private investments, or even the potential for such sales, may depress the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

FORWARD-LOOKING STATEMENTS

The discussions of the Company’s business in this Report, and in other public documents or statements that may from time to time incorporate or refer to these disclosures, contain various statements that are or may be deemed to be forward-looking. Forward-looking statements include, but are not limited to:

1.	statements about what the Company or management believes or expects,

2.	statements about anticipated technological developments or anticipated market response to or impact of current or future technological developments or product offerings,

3.	statements about trends in markets that are served or pursued by the Company,

4.	statements implying that the Company’s technology or products are well suited for particular emerging markets, and

5.	statements about the Company’s plans for product developments or market initiatives.

These forward-looking statements may differ materially from actual results due to the variety of risks and uncertainties that affect the Company, including those set forth under the foregoing “Risk Factors” heading.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the executive officers of the Company is set forth below:

Alfred G. Hansen, age 69, became President and Chief Executive Officer in January 2001. Mr. Hansen joined the Company as President and Chief Operating Officer in January 2000. He became a Director in 1999. From 1998 through 1999, Mr. Hansen was President of A.G. Hansen Associates, Inc., Marietta, Georgia, an aerospace marketing and manufacturing consultant. From 1995 to 1998, Mr. Hansen served as Executive Vice President of Lockheed Martin Aeronautical Systems, with broad operational responsibilities for its aerospace business, and as a Vice President of its parent company, Lockheed Martin Corporation. Mr. Hansen retired from the U.S. Air Force in 1989 as a four-star general, serving in his last assignment as commander of the Air Force Logistics Command.

Don T. Scartz, age 60, was elected Executive Vice President of the Company in February 2003, and is also Chief Financial Officer (since 1995) and Treasurer (since 1981). He served as Senior Vice President since 1995, as Vice President-Finance from 1981 to 1995, and as Secretary from 1982 to 1991. He joined the Company as Controller in 1978. He also serves as the Chief Financial Officer of each of the Company’s operating subsidiaries. He became a Director of the Company in 1995.

William S. Jacobs, age 57, became General Counsel and Secretary of the Company in 1992, and Vice President in 1993. He is also responsible for the legal affairs of the operating subsidiaries. Previously, he was engaged in the private practice of law, and in such capacity had served as the Company’s principal corporate legal counsel since 1982.

Gerald S. Bush, age 46, is Senior Vice President of the Company, and President of its Space & Technology/Montreal operations. He joined the Company in January 1999, when the Company acquired the Satellite Products business of Spar Aerospace Limited (Spar), where Dr. Bush had been Vice President and General Manager since 1998. Dr. Bush joined Spar in 1981 and served in various engineering and program management positions until 1995, when he became Director of Manufacturing for the Spar Satellite Products business, and in 1996 he became Vice President of Operations for that business.

James S. Childress, age 58, was appointed as a Vice President of the Company, and as President and General Manager of the LXE subsidiary, in 2001. He joined the Company in August 2000 as Vice President of Business Development at LXE. Prior to joining EMS, he served as Vice President of EG&G Technical Services, Inc., a leading provider of technical and support services to the U.S. Departments of Defense, Energy, Transportation, Treasury, Justice and Commerce, and to the National Aeronautics and Space Administration. He joined EG&G in 1998 following a career in the U.S. Air Force focused on logistics and systems acquisition. In the Air Force, he attained the rank of major general, and last served as commander of the San Antonio Air Logistics Center.

Jay R. Grove, age 39, is a Vice President of the Company, and Senior Vice President and General Manager of its Space & Technology/Atlanta operations. He joined the Company in January 2001. Formerly he was a director of Mobile SATCOM Systems for ViaSat, Inc., an advanced digital satellite telecommunications and wireless signal processing equipment provider.

T. Gerald Hickman, age 61, is a Vice President of the Company, and Senior Vice President and General Manager, EMS Wireless (since March 2000). He joined the Company in 1988 as Vice President, Marketing, and prior to his current position was a Vice President in the Company’s EMS Wireless division.

Neilson A. Mackay, age 61, is a Vice President of the Company, and Senior Vice President and General Manager, SATCOM Products (since 2001). He joined the Company in January 1993, when the Company acquired an Ottawa, Ontario-based space satellite communications business of which he was serving as President.

Donald F. Osborne, age 42, is a Vice President of the Company, and since August 2002 has served as Senior Vice President and General Manager for the EMS Satellite Networks group, a part of the Space & Technology/Montreal operations. Prior to that position, he served as Senior Vice President and General Manager of the Space & Technology/Montreal operations. He joined the Company in January 1999, when the Company acquired the Spar Satellite Products business, where Mr. Osborne had been Vice President, Marketing since 1986. Mr. Osborne joined Spar in 1983 as a mechanical engineer.

ITEM 2. PROPERTIES

The Company’s corporate headquarters and its Georgia operations are located in two buildings owned by the Company (comprising 250,000 square feet of floor space on 21 acres), as well as in 142,000 square feet of leased office space (leases to expire prior to 2004) in three other buildings, all located in or near Technology Park, Norcross, Georgia, a suburb of Atlanta. The combined Georgia facilities comprise clean rooms, a microelectronics laboratory, materials storage and control areas, assembly and test areas, offices, engineering laboratories, a ferrites laboratory, drafting and design facilities, a machine shop, a metals finishing facility and painting facilities.

The Company’s Canadian operations include a 330,000 square-foot facility surrounded by 34 acres of undeveloped land in a suburb of Montreal. One-fourth of the facility comprises manufacturing, assembly and laboratory space, including advanced near-field and far-field test range areas and a subsystem and payload integration area. Three-fourths of the facility is used for engineering and administrative office space. The facility’s location in the province of Quebec affords it significant tax incentives and credits sponsored by the provincial government. The Company also leases approximately 63,000 square feet of office and manufacturing space for its operations located in Ottawa, Ontario; the lease on this facility expires in 2007.

The Company’s EMS Wireless division leases an 11,000 square-foot manufacturing facility in Curitiba, Brazil, from its local industrial partner (a manufacturer of antenna towers for wireless telecommunications). The lease is annually renewable, and management expects to continue the lease on terms comparable to those of the current lease.

The Company has leased several small sites in the U.K., Europe and Australia for LXE sales offices and a SATCOM engineering facility. If any of these leases were terminated, the Company believes that it could arrange for comparable replacement facilities on favorable terms.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of EMS Technologies, Inc. is traded in the over-the-counter market (NASDAQ symbol ELMG). At March 3, 2003, there were approximately 500 shareholders of record, and the Company believes that there were approximately 4,000 beneficial shareholders, based upon broker requests for distribution of Annual Meeting materials. The price range of the stock is shown below:

	2002 Price Range		2001 Price Range

	High	Low	High	Low

First Quarter	$22.65	14.77	17.06	11.50
Second Quarter	25.60	17.10	16.15	13.35
Third Quarter	22.65	10.02	17.10	13.80
Fourth Quarter	17.36	10.30	17.50	14.00

The Company has never paid a cash dividend with respect to shares of its common stock, and has retained its earnings to provide cash for the operation and expansion of its business. Future dividends, if any, will be determined by the Board of Directors in light of the circumstances then existing, including the Company’s earnings and financial requirements and general business conditions.

ITEM 6. SELECTED FINANCIAL DATA

	Years ended December 31

(in thousands, except net earnings per share)	2002	2001	2000	1999	1998

Net sales	$310,434	291,086	273,143	242,414	177,163
Cost of sales	209,993	196,572	181,937	167,118	115,127
Selling, general and administrative expenses	62,460	55,364	50,635	45,211	38,666
Research and development expenses	26,122	27,093	27,735	21,816	13,140
Contract reserve adjustment	(3,500)	3,500	—	—	—
Write-down of NetSat 28 assets	—	—	2,891	—	—

Operating income	15,359	8,557	9,945	8,269	10,230
Non-operating (expense) income	(108)	403	409	2,055	1,120
Foreign exchange gain (loss)	1,179	(22)	(234)	(745)	482
Interest expense	(3,670)	(4,891)	(4,326)	(2,827)	(1,729)

Earnings before income taxes	12,760	4,047	5,794	6,752	10,103
Income tax (expense) benefit	(4,173)	820	(1,303)	(1,912)	(3,927)

Earnings before accounting change	8,587	4,867	4,491	4,840	6,176
Cumulative effect of change in accounting principle	—	(351)	—	—	—

Net earnings	$8,587	4,516	4,491	4,840	6,176

Net earnings per share:
Basic	$0.81	0.48	0.51	0.56	0.71
Diluted	0.80	0.47	0.50	0.55	0.70
Weighted average number of shares:
Common	10,561	9,464	8,766	8,703	8,675
Common and dilutive common equivalent	10,731	9,563	8,912	8,775	8,871

	As of December 31

	2002	2001	2000	1999	1998

Working capital	$67,405	67,541	54,590	51,449	62,533
Total assets	256,302	236,816	216,113	189,828	147,386
Long-term debt (excluding current installments)	20,768	32,892	39,617	33,707	19,150
Stockholders' equity	145,985	132,321	111,429	105,815	100,660

No cash dividends have been declared or paid during any of the periods presented.

MANAGEMENT’S DISCUSSION AND ANALYSIS

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which often require the judgment of management in the selection and application of certain accounting principles and methods. We consider the following policies to be critical to an understanding of our financial statements because their application requires significant judgment, and because differences, between actual future events and the expectations on which these judgments were based, can have significant effects on our financial results reported for future periods.

Revenue recognition on long-term contracts

Revenue recognition for fixed-price, long-term contracts in the Space & Technology and SATCOM segments is a critical accounting policy involving significant management estimates. These segments’ long-term contracts use the ratio of cost-incurred to total-estimated-cost as the measure of performance that determines how much revenue should be recognized. The calculation of total-estimated-cost relies on engineering estimates of the cost to complete the contract, with allowances for identifiable risks and uncertainties. These engineering estimates are frequently reviewed and updated. However, unforeseen problems can occur to substantially reduce the rate of future revenue recognition in relation to costs incurred.

Most of the Space & Technology segment’s contracts involve development of new or unproven applications of technology. Due to technological uncertainties, a contract may be broadly defined in its early stages, with a structure to accommodate future changes in the scope of work or contract value as technical development progresses. In such cases, management must estimate the future expected levels of scope of work and likely contract value changes to determine the appropriate level of current revenue associated with current costs incurred. Actual future changes may vary from expected changes, resulting in a reduction (or increase) in revenues recognized in future periods.

Accrual of government incentives for research

Our accrual of research incentives from the Canadian government is a critical accounting policy involving management estimates for our Space & Technology segment. These incentives are in the form of a cash reimbursement for a portion of certain qualified research expenditures. Incentives are recorded as a reduction of cost of sales, because the underlying research efforts primarily apply to development of technological capabilities for specific business opportunities. For the year ended December 31, 2002, total incentives earned were approximately $6.2 million, compared with $4.8 million for the year ended December 31, 2001. We have established procedures to identify qualified costs and to submit appropriate claims for reimbursement; all of these claims are subject to financial and scientific audits by the Canadian government concerning whether certain expenses qualified for incentive programs. Although there have historically been no significant disallowances of previously accrued incentives that resulted from these audits, such disallowances in the future would have an unfavorable effect on our statement of earnings.

Evaluation of long-lived assets for impairment

All long-lived assets on the balance sheet are periodically reviewed for impairment. The most significant long-lived asset is a less-than-5% equity investment in a limited partnership, SkyBridge LLP, with a carrying value on the balance sheet of $17.9 million at December 31, 2002. The goal of this investment is to enable us to participate in the development and implementation of a satellite network that will provide high-data-rate wireless services. The partnership is an active and financially viable entity, and management representatives attend partners meetings to receive updates on the entity’s progress. Since we acquired our equity investment four years ago, new equity partners have invested in the partnership at a higher subscription price than we paid. As a result, we believe that the asset is not impaired and that it is appropriately accounted for as of December 31, 2002. However, due to current difficult economic conditions in the commercial space market, the partnership has delayed construction of its satellite network, and is instead developing a new business strategy based on an architecture with GEO (geosynchronous earth orbit) satellites rather than LEO (low earth orbit) satellites. If the current difficult market conditions persist for commercial space ventures, we may determine at some future date that the asset has become impaired, which would require a charge to non-operating income.

Establishment of reserves for deferred income tax assets

It is management’s expectation that in the future our Canadian operations will earn more than enough research-related tax benefits each year to offset any Canadian federal tax liability for any given year. As a result, we have reserved substantially all the net deferred tax assets associated with these research-related tax benefits (totaling approximately $17 million at December 31, 2002), because they are unlikely to be realized. However, this reserve may be reduced — resulting in an income tax benefit to a future statement of earnings — if (1) the level of our qualified research in Canada decreases, which would lower the tax benefits earned in future years, or (2) our profitability in Canada increases, which would increase the tax liability incurred in future years.

Results of Operations

Most revenues were derived from commercial and international markets (86% in 2002, 91% in 2001 and 90% in 2000), as compared with sales for U.S. government end-use. More revenues were derived from sales to systems integrators, third-party manufacturers and distributors than from sales directly to end-users.

Net Sales

Consolidated net sales increased to $310 million in 2002, compared with $291 million in 2001 and $273 million in 2000. The most significant growth in 2002 was in the Company’s SATCOM segment, which benefited from the continued success of its aeronautical communications products (including a new high-speed terminal introduced during the year), as well as new contracts for its emergency management products. The net revenue growth in 2002 for the Space & Technology segment reflected much higher revenues recognized under new long-term defense contracts and lower revenues recognized from older commercial space contracts (which was expected, following the preceding year’s strong revenues and declining order rate in commercial space).

For 2001 compared with 2000, the most important factor in the Company’s sales growth was higher revenue in the Space & Technology segment related to long-term contracts for commercial space applications (in particular, antennas and power control products). Also contributing to growth was the LXE segment, which had a successful rollout of new products in North America and Europe, as well as the SATCOM segment, which experienced strong demand for its aeronautical communications products in the corporate jet market. EMS Wireless revenues were affected by a slowdown in capital spending by the telecommunications industry in North America.

Net Sales and Operating Income By Segment

Our segment net sales and operating income (loss) were as follows (in thousands):

	Years ended December 31

	2002	2001	2000

Net sales:
Space & Technology	$133,691	131,707	113,866
LXE	88,229	85,902	73,423
EMS Wireless	48,001	45,001	61,191
SATCOM	32,777	22,379	15,224
Other	7,736	6,097	9,439

Total	$310,434	291,086	273,143

Operating income (loss):
Space & Technology	$1,232	2,626	(1,890)
Contract reserve adjustment	3,500	(3,500)	—
Write-down of NetSat 28 assets	—	—	(2,891)

Total Space & Technology	4,732	(874)	(4,781)
LXE	4,472	4,690	(2,069)
EMS Wireless	2,217	1,925	13,101
SATCOM	3,838	2,995	3,602
Other	100	(179)	92

Total	$15,359	8,557	9,945

Space & Technology: Increasingly difficult market conditions caused commercial space orders to decline over the three years ended December 31, 2002, with the result that commercial space revenues and profits peaked in 2001 and decreased significantly in 2002; furthermore, schedule delays and technical difficulties also contributed to lower profitability on commercial space contracts in 2002. However, orders for long-term defense contracts were very low in 2000 but increased substantially in 2001 and 2002, with the result that defense-related revenues and profits grew over the three-year period. We expect that difficult market conditions in commercial space will persist in 2003, but that defense markets will continue to improve. We also believe that we have reduced our continuing financial risk on most of the large long-term contracts that over recent years have presented serious technical, schedule and contractual challenges, but on a small number of programs we continue to address technical, schedule and contractual issues that, if not satisfactorily resolved, would materially affect our 2003 Space & Technology revenues under the percentage-completion method of accounting described in our critical accounting policies.

LXE: In 2000, LXE released the first models of a new generation of wireless products for logistics. Sales of these and other new products introduced over the next two years resulted in the modest growth of revenues and profits, despite generally sluggish conditions in capital goods markets, and we expect these trends to continue in 2003. The most active geographic markets for these products were in North America and Europe.

EMS Wireless: Sales and profits from EMS Wireless’ base-station antennas for PCS/cellular communications peaked in 2000, and declined in 2001 as capital spending in the telecommunications market slowed. The 2002 results compared favorably with 2001 despite continued tough conditions in the telecommunications market; management believes this improvement was due to continued introduction of new products, improved order delivery times, and the segment establishing itself as an approved vendor to all major wireless carriers in the U.S. We are uncertain whether the market for base-station antennas will significantly improve in 2003, but we are seeking to generate additional revenues through introduction of new products and broader market acceptance of our repeater products.

SATCOM: Most of SATCOM’s sales over the three years ended December 31, 2002 have related to the corporate jet market, for which management believes that SATCOM is the leading supplier of advanced aeronautical communications products. In 2001, SATCOM’s profits were reduced by additional costs to develop new products, including a highspeed data aeronautical terminal and enhanced land-mobile terminals. The rollout of these new products in 2002 helped increase sales and profits compared with 2001. The 2002 results also benefited from new contracts for emergency management products (in particular, satellite-based search and rescue systems). We expect that our corporate jet revenues will significantly slow down in 2003, but SATCOM’s overall revenues should continue to grow based on defense and security opportunities for both our land-mobile and aeronautical products.

Cost of Sales

Cost of sales, as a percentage of consolidated net sales, was 68% in 2002 and 2001 compared with 67% in 2000. The cost-of-sales percentage did not change in 2002 compared with 2001, because the mix of sales by segment was comparable in both years. In 2001 compared with 2000, the sales mix was different, with the effect of higher Space & Technology revenues (with a higher cost-of-sales percentage) slightly exceeding the effect of a decrease in EMS Wireless revenues (with a lower cost-of-sales percentage).

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A), as a percentage of consolidated net sales, remained relatively stable at 20% in 2002 compared with 19% in 2001 and 2000. The dollar value increases in SG&A for each of the past three years have related mainly to greater selling and marketing expenses to support geographic expansion and new product rollouts at the LXE, EMS Wireless and SATCOM segments.

Research and Development Expenses

Research and development expenses (R&D) represent the cost of our internally funded efforts. Significant R&D efforts also occur under specific customer orders in the Space & Technology segment and, accordingly, are reflected in cost of sales. Consolidated R&D moderately decreased over the three-year period ended December 31, 2002. The decrease in 2002 compared with 2001 was across the board in all segments. The decrease in 2001 related mainly to the Space & Technology segment, which shifted development efforts to customer-funded initiatives; offsetting this decrease somewhat were increases at SATCOM to develop a high-speed aeronautical terminal and at EMS Wireless to develop repeater products.

Contract Reserve Adjustment

In December 2001, we accrued a $3.5 million contract reserve, which represented an estimate of the loss to be incurred in settlement of a Space & Technology contract. Under this contract, we were to develop and supply the crucial antenna technology for systems that provide multichannel, live television to commercial airline flights. Our customer was a partner in a joint venture that marketed these television systems to the airline industry. We had worked with our customer on the contract for over three years and invested considerable time and expense, and the expectations were that the product rollout to the airline industry would have substantially begun by 2001. However, the rollout had proceeded much slower than expected, and the airline industry faced difficult economic conditions that had deteriorated significantly in late 2001. There were also considerable uncertainties at the end of 2001 about the timing of the airline industry’s recovery and adoption of our technology. Based upon these factors, we concluded that sales under the contract were unlikely to develop at the previously expected rate, and we decided to seek a settlement of the contract with our customer, including possible use of the contract’s provisions for dispute resolution.

In 2002, while settlement negotiations were still in an early stage, the television-system joint venture was acquired by a new airline that had been the joint venture’s largest customer. Subsequently, we reached a new, long-term agreement to supply the airline with advanced antennas. Based on the terms of the agreement and the strong financial position and creditworthiness of the new airline, we concluded that we no longer needed the $3.5 million reserve. The elimination of this reserve resulted in a statement of earnings benefit in the fourth quarter of 2002.

Write-down of NetSat 28 Assets

Effective as of December 31, 2000, we wrote down the full $2.9 million value of certain receivables and inventories related to NetSat 28 Company, L.L.C. (“NetSat”), which proposed to offer broadband communications services via a high-capacity geostationary Ka-band satellite over the United States. In September 1999, we had negotiated an agreement to acquire control of NetSat. The acquisition was subject to approval by the Federal Communications Commission (FCC) to transfer control of NetSat’s license to launch and operate its services. In the first half of 2000, prior to gaining control, we recorded $2.9 million of receivables and inventory related to NetSat’s activities. In mid-2000, the FCC unexpectedly revoked NetSat’s license, based upon NetSat’s failure to begin satellite construction prior to a milestone date of May 1998. As a result, in 2000 we wrote down the full value of our NetSat-related receivables and inventories. Subsequent to an appeal by NetSat, the FCC reinstated NetSat’s license and approved the transfer of control to us. With other investors, we then established a new entity — Miraxis, L.L.C. — to pursue a broadband communications business plan. Due to continuing uncertainty about whether the new venture can secure enough capital to proceed with its business plan, we have not attributed any value on the balance sheet to our minority investment in Miraxis.

Foreign Exchange Gain (Loss)

We recognize foreign exchange gains and losses related to an asset or liability denominated in a foreign currency, and if applicable, any embedded derivatives. The most significant such gains and losses have been associated with U.S. dollar-denominated contracts from customers of our Canadian subsidiary. A stronger U.S. dollar against the Canadian dollar usually results in foreign exchange gains.

We also recognize net gains and losses from translation of the LXE European subsidiaries’ short-term intercompany liabilities (payable in U.S. dollars). These liabilities arise when the subsidiaries’ buy LXE products from the parent for resale in Europe. A weaker U.S. dollar against the Euro usually results in foreign exchange gains.

In 2002, the net foreign currency gain of $1.2 million resulted primarily from a period during the year when the U.S. dollar strengthened against the Canadian dollar. Due to the volatility of applicable U.S. dollar exchange rates in 2002, we increased our hedging activities in the second half of 2002 to reduce our future exposure to foreign currency changes. Foreign currency losses of $22,000 in 2001 and $234,000 in 2000 were the result of various changes in the U.S. dollar against both the Canadian dollar and Euro.

Non-Operating Income

The most significant item in non-operating income was interest income of $152,000 in 2002, $287,000 in 2001 and $526,000 in 2000. These amounts vary with our level of cash on deposit.

Interest Expense

Interest expense decreased to $3.7 million in 2002, compared with $4.9 million in 2001 and $4.3 million in 2000. The decrease in 2002 was due to decreased debt levels that resulted from positive cash flow, and to lower interest rates. The increase in 2001 from 2000 was due to higher average levels of debt.

Income Tax (Expense) Benefit

The primary factor affecting our consolidated effective income tax rate each year is the relative proportion of taxable income that we earn in Canada, where we have a much lower effective rate than in the U.S. or other locations due to tax benefits for research-related expenditures. In 2002, we earned almost all of our taxable income in the U.S. and other locations, and the consolidated effective income tax rate was 33%. In 2001, we recognized a consolidated net tax benefit despite reporting consolidated taxable income because: (1) we incurred a loss in 2001 for our combined operations in the U.S., where we have a higher effective tax rate, and (2) we earned substantial taxable income in Canada, where we have a lower effective rate. Therefore, the net tax benefit on the loss in the U.S. exceeded the net tax expense on earnings in Canada, resulting in a consolidated net tax benefit in 2001. In 2000, we earned almost half of our taxable income in Canada, and the resulting 22% consolidated effective income tax rate compared very favorably with our effective tax rate outside of Canada. In 2003, we expect to earn most of our taxable income in the U.S. and other locations; as a result, the effective income tax rate in 2003 is expected to be approximately 35%.

Change in Accounting Principle

In 2001, we recorded an after-tax loss from the cumulative effect of a change in accounting principle of $351,000 related to Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires us to recognize all derivatives on the balance sheet at fair value. SFAS No. 133 also establishes new accounting rules for hedging instruments which, depending on the nature of the hedge, require that changes in the fair value of derivatives must be either: (1) offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings, or (2) recognized in other comprehensive income (a component of stockholders’ equity) until the hedged item is recognized in earnings. Any ineffective portion of a hedging instrument’s change in fair value must be immediately recognized in earnings. For derivative instruments that do not qualify as hedging instruments, any change in the value is recognized in current earnings.

Upon the adoption of the provisions of SFAS No. 133 on January 1, 2001, we recorded a resulting net liability for all derivatives totaling $1,135,000 of which, $352,000 ($351,000 after income taxes) was charged to the statement of earnings as a transition adjustment for the cumulative effect of the change in accounting principle. The remaining net liability for all derivatives was charged to the unbilled revenue component of accounts receivable ($375,000) and to the other comprehensive income component of stockholders’ equity ($408,000).

Liquidity and Capital Resources

During 2002, net cash provided by operating activities was $13.8 million, compared with $4.1 million in 2001 and $3.2 million in 2000. The Company purchased $13.0 million in fixed assets during 2002.

During 2002, the net repayment of long-term debt was $1.0 million. This change included a $1.6 million increase in the balances due under revolving credit arrangements and net repayments of term debt of approximately $2.6 million.

At December 31, 2002, the Company had $7.0 million available for borrowing under its U.S. revolving credit agreement and $2.8 million available for borrowing under its Canadian revolving credit agreement. These credit agreements mature in 2003, and the Company expects to renew these agreements on terms that are comparable with the existing terms.

We expect that capital expenditures in 2003 will range from $10 million to $15 million. These expenditures will be used primarily to purchase equipment that increases or enhances capacity and productivity.

The cash flow from operations during 2002 improved the Company’s cash position and its debt-to-equity ratio. Management believes that cash provided from operations and borrowings available under its credit agreements will provide sufficient liquidity to meet the operating and capital expenditure needs for existing operations during the next 12 months. To fund long-term growth, the Company may consider such measures as offerings of common stock or convertible securities.

Commitments and Contractual Obligations

The Company does not have any undisclosed off-balance sheet arrangements with an unconsolidated entity that are reasonably likely to materially affect liquidity, the availability of capital resources, or requirements for capital resources. However, the following summary information about contractual obligations and commitments is provided to assist financial statement users.

Following is the Company’s material contractual cash commitments as of December 31, 2002 (in thousands):

	Payments due by period

		Less than			After 5
Contractual obligations	Total	1 year	1-3 years	4-5 years	years

Long-term debt, excluding capital leases	$52,652	33,142	5,580	2,136	11,794
Capital lease obligations	2,036	778	934	324	—
Operating lease obligations	10,220	4,042	3,580	2,452	146

Total contractual cash obligations	$64,908	37,962	10,094	4,912	11,940

Following is the Company’s material other commercial commitments as of December 31, 2002 (in thousands):

	Amount of commitment expiration per period

		Less than			After 5
Other commercial commitments	Total	1 year	1-3 years	4-5 years	years

Standby letters of credit as performance guarantees	$6,846	4,011	2,835	—	—

Risk Factors and Forward-Looking Statements

The Company has included forward-looking statements in management’s discussion and analysis of financial condition and results of operations. Actual results could differ materially from those suggested in any forward-looking statements as a result of a variety of factors. Such factors include, but are not limited to:

•	economic conditions in the U.S. and abroad and their effect on capital spending in the Company’s principal markets;

•	volatility of foreign exchange rates relative to the U.S. dollar and their effect on purchasing power by international customers, as well as the potential for realizing foreign exchange gains or losses associated with net foreign assets held by the Company;

•	successful resolution of technical problems, proposed scope changes, or proposed funding changes that may be encountered on contracts;

•	changes in the Company’s consolidated effective income tax rate caused by the extent to which actual taxable earnings in the U.S., Canada and other taxing jurisdictions may vary from expected taxable earnings;

•	successful completion of technological development programs by the Company and the effects of technology that may be developed by competitors;

•	successful transition of products from development stages to an efficient manufacturing environment;

•	customer response to new products and services, and general conditions in our target markets (such as logistics, PCS/cellular telephony and space-based communications);

•	the availability of financing for satellite data communications systems and for expansion of terrestrial PCS/ cellular phone systems;

•	the extent to which terrestrial systems succeed in providing extensive broadband Internet access on a dependable and economical basis;

•	development of successful working relationships with local business and government personnel in connection with the distribution and manufacture of products in foreign countries;

•	the growth rate of demand for various mobile and high speed data communications services;

•	the Company’s ability to attract and retain qualified personnel, particularly those with key technical skills; and

•	the availability of sufficient additional credit or other financing, on acceptable terms, to support the Company’s expected growth.

Effect of New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Over time, the liability is adjusted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company does not have any asset retirement obligations, and the adoption of this pronouncement will have no material impact on the Company’s consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Opinion No. 30 on how to present discontinued operations in the statement of earnings, but it broadens that presentation to include a component of an entity (rather than a segment of a business). The Company adopted the provisions of SFAS No. 144 for the quarter ending March 31, 2002.

The adoption of SFAS No. 144 did not have a material impact on the Company’s financial statements because the impairment assessment under this statement is largely unchanged from SFAS No. 121.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This statement amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. In addition, this statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for the Company’s fiscal year beginning in 2003 with earlier application encouraged. Adoption will not have a material impact on the consolidated financial statements of the Company.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. The adoption of SFAS No. 146 during the fourth quarter of 2002 did not have a material impact on the consolidated financial statements of the Company.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which requires the guarantor to: (1) recognize a liability for the fair value of the “obligation to stand ready to perform” under a guarantee, and (2) provide disclosure information concerning specified other guarantees, such as product warranties. The recognition and measurement provisions of Interpretation No. 45 apply to guarantees entered into or modified after December 31, 2002, and the implementation of these provisions is not expected to have a material impact on the Company’s consolidated financial statements. The Company has adopted the disclosure requirements of Interpretation No. 45 for specified guarantees, including product warranties, contingent consideration from a business combination, and a parent’s guarantee of a portion of a subsidiary’s debt to a third party.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The disclosure requirements of SFAS No. 148 are included in Note 1. The Company currently has no plans to adopt the fair value based method of accounting for stock-based employee compensation.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” The Interpretation provides guidance on consolidating variable interest entities and applies immediately to variable interests created after January 31, 2003. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties, or if the equity investors lack certain specified characteristics. Adoption of Interpretation No. 46 will not have a material impact on the Company’s consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2002, the Company had the following market risk sensitive instruments (in thousands):

Revolving credit loan with a U.S. bank, $10,000 maturing in November 2003, the remainder payable upon demand, interest payable quarterly at a variable rate (4.04% at the end of 2002)	20,000

Revolving credit loan with a bank in Canada, maturing in April 2003, interest payable monthly at a variable rate (5.75% at the end of 2002)	9,853

Term installment loan with a bank in Canada, maturing in December 2005, principle and interest payable quarterly at a variable interest rate (6.0% at the end of 2002)	2,659

Revolving credit loan with a bank in the United Kingdom, maturing in April 2003, interest payable monthly at a variable rate (6.0% at the end of 2002)	1,584

Total market-sensitive debt	$34,096

At December 31, 2002, the Company also had intercompany accounts that eliminate in consolidation but that are considered market risk sensitive instruments.

Short-term due to parent, payable by European and Australian subsidiaries in the following countries and arising from purchase of the parent’s products for sale in Europe and Australia at December 31, 2002 are:

	Exchange Rate
	($U.S. per unit of	$U.S. in thousands
	local currency)	(Reporting Currency)

Belgium	1.0499/Euro	$1,716
Germany	1.0499/Euro	1,111
France	1.0499/Euro	697
Australia	0.5612/Dollar	659
Italy	1.0499/Euro	643
Netherlands	1.0499/Euro	231
Sweden	0.1152/Krona	137
United Kingdom	1.6098/Pound	100

Total short-term due to parent		$5,294

At December 31, 2002, the Company had foreign currency risks associated with forward contracts as follows (in thousands, except average contract rate):

		Average	($U.S.)
	Notional	Contract	Fair
	Amount	Rate	Value

Foreign currency forward exchange contracts:
Euros (sell for U.S. dollars)	4,500/Euros	0.9961	$(243)
U.S. dollars (sell for Canadian dollars)	20,000/USD	1.5838	(72)

The Company enters into foreign currency forward contracts in order to mitigate the risks associated with currency fluctuations on future cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required for this item is in the Consolidated Financial Statements and Notes to Consolidated Financial Statements included immediately after the Signature Page and Certifications of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning directors called for by this Item is contained in the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders and is incorporated herein by reference. The information concerning executive officers called for by this Item is set forth under the caption “Executive Officers of the Registrant” in Item 1 hereof.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this Item is contained in the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information about the Company’s equity compensation plans as of December 31, 2002:

	(a)	(b)	(c)

Number of
	securities to be		Number of securities
	issued upon	Weighted average	remaining available for
	exercise of	exercise price of	future issuance under equity
	outstanding	outstanding	compensation plans
	options, warrants	options, warrants	(excluding securities
Plan Category	and rights	and rights	reflected in column (a))

Equity compensation plans approved by security holders	1,076,488	$16.72	349,187
Equity compensation plans not approved by security holders	711,050	$17.89	237,275

Total	1,787,538	$17.19	586,462

All other information called for in this Item is contained in the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this Item is contained in the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

The Company has established and maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14). The objective of these controls and procedures is to ensure that information relating to the Company, including its consolidated subsidiaries, and required to be filed by it in reports under the Securities Exchange Act, as amended, is effectively communicated to the Company’s CEO and CFO, and is recorded, processed, summarized and reported on a timely basis.

The CEO and CFO have evaluated the Company’s disclosure controls and procedures within 90 days prior to the filing date of this annual report. Based upon this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are adequate to accomplish their objective and are functioning effectively.

Subsequent to the most recent evaluations by the CEO and CFO, there have been no significant changes in the Company’s internal controls (including corrective actions for significant deficiencies or material weaknesses) or other factors that could significantly affect these internal controls.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

The consolidated financial statements listed in the accompanying Index to Financial Statements, appearing immediately after the Signature Page and Certifications, are filed as part of this Annual Report on Form 10-K.

(a) 2. Financial Statement Schedules Independent Auditors’ Report

Schedule II. Valuation and Qualifying Accounts — Years ended December 31, 2002, 2001 and 2000

All other schedules are omitted as the required information is inapplicable, or the information is presented in the financial statements or related notes.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
EMS Technologies, Inc.:

Under date of February 20, 2003, we reported on the consolidated balance sheets of EMS Technologies, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2002, as contained in this annual report on Form 10-K for the year 2002. In our report specified above, we state that we did not audit the financial statements of EMS Technologies Canada, Ltd., a wholly owned subsidiary, which statements were audited by other auditors whose report has been furnished to us. Our opinion, insofar as it relates to the amounts included for EMS Technologies Canada, Ltd., is based solely on the report of the other auditors. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, based on our audits and the report of other auditors, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Atlanta, Georgia
February 20, 2003

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS (in thousands):

	Years ended December 31, 2002, 2001 and 2000

		Additions
	Balance at	charged to				Balance
	beginning	costs and				at end
Classification	of year	expenses	Deductions		Other	of year

Allowance for Doubtful Accounts:
2000	$293	624	—		—	917
2001	917	91	(107)		—	901
2002	901	380	(174	)(a)	—	1,107
Reserve for Inventory:
2000	$958	414	—		—	1,372
2001	1,372	565	—		—	1,937
2002	1,937	858	(741	)(b)	—	2,054
Reserve for Deferred Tax Assets:
2000	$2,999	3,258 (c)	—		—	6,257
2001	6,257	3,147 (c)	—		—	9,404
2002	9,404	1,967 (c)	—		—	11,371

(a)	Deductions represent receivables that were charged off to the reserve during the year, most of which were related to LXE and EMS Wireless customers that encountered financial difficulties.

(b)	Deductions represent inventory items that were charged off to the reserve during the year, most of which relate to commercial standard-product inventory held by the Space & Technology segment.

(c)	The 2002, 2001 and 2000 increases in the reserve for deferred tax assets related primarily to the net change in the underlying deferred tax assets associated with the Montreal operations that the Company acquired in 1999. These deferred tax assets were fully reserved at acquisition due to uncertainty about realization. As a result, this change in reserves had no effect on the Company’s 2002, 2001 or 2000 statement of earnings.

(a)  3. Exhibits

The following exhibits are filed as part of this report:

3.1	Second Amended and Restated Articles of Incorporation of EMS Technologies, Inc., effective March 22, 1999 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 1998).

3.2	Bylaws of EMS Technologies, Inc., as amended through March 15, 1999 (incorporated by reference to Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

4.1	EMS Technologies, Inc. Stockholder Rights Plan dated as of April 6, 1999 (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K dated April 6, 1999).

4.2	Agreement with respect to long-term debt pursuant to Item 601(b)(4)(iii)(A) (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

4.3	Second Amended and Restated Loan Agreement, dated November 9, 1998, between the Company and SunTrust Bank, Atlanta, together with Amendment and Consent dated as of January 29, 1999, and Second Amendment dated as of February 24, 1999 (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

4.4	Third Amendment, dated as of July 31, 2000, to second Amended and Restated Loan Agreement, dated November 9, 1998, between the Company and SunTrust Bank, Atlanta (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2001).

10.1	Letter dated January 17, 2000 between the Company and Alfred G. Hansen concerning the terms of his employment as President and Chief Operating Officer (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.2	Form of Agreement between the Company and each of its executive officers, related to certain change-of-control events (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001).

10.3	EMS Technologies, Inc. Directors’ Stock Purchase Plan effective January 1, 2000 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.4	EMS Technologies, Inc. 1992 Stock Incentive Plan as amended through October 3, 1996 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement No. 333-14235 on Form S-4).

10.5	Amendments adopted May 2, 1997, to the EMS Technologies, Inc. 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.6	EMS Technologies, Inc. 1997 Stock Incentive Plan, as adopted January 24, 1997, and amended through April 28, 2000 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

10.7	Form of Stock Option Agreement evidencing options granted prior to 2001 to executive officers under the EMS Technologies, Inc. 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.8	Form of Stock Option Agreement evidencing options granted after 2000 to executive officers under the EMS Technologies, Inc. 1997 Stock Incentive Plan, together with related Terms of Officer Stock Option, Form 1/25/01 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.9	Form of Stock Option Agreement evidencing options granted automatically to non-employee members of the Board of Directors upon their initial election to the Board, under the EMS Technologies, Inc. 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.10	Form of Stock Option Agreement evidencing options granted automatically to non-employee members of the Board of Directors, following five years of service, under the EMS Technologies, Inc. 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.11	Form of Stock Option Agreement evidencing options granted to executive officers under EMS Technologies, Inc. 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.12	Form of Stock Option Agreement evidencing options granted automatically under the 1992 Stock Incentive Plan, on a one-time basis and prior to 1998, to non-employee members of the Board of Directors (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.13	Stock Option Agreement dated January 7, 2000, evidencing options granted to Alfred G. Hansen (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.14	EMS Technologies, Inc. Executive Annual Incentive Compensation Plan, as amended through April 30, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 1999).

10.15	Form of Indemnification Agreement between the Company and its directors (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.16	Form of Indemnification Agreement between the Company and its Vice President and General Counsel (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.17	Form of split-dollar life insurance agreement between the Company and certain of its officers (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.18	Form of split-dollar life insurance agreement effective January 1, 1993, between the Company and William S. Jacobs (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.19	Letter, dated May 15, 2001, governing credit facility between EMS Technologies Canada, Ltd., a consolidated subsidiary of the Company, and Canadian Imperial Bank of Commerce, including Schedule-Standard Credit Terms together with Amendment Numbers 2 and 4 thereto (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 3, 2001).

10.20	Amendment No. 3, dated December 18, 2001, to letter, dated May 15, 2001, governing credit facility between EMS Technologies Canada, Ltd. and Canadian Imperial Bank of Commerce.*

22.1	Subsidiaries of the registrant.*

23.1	Independent Auditors’ (KPMG LLP) Consent to incorporation by reference in Registration Statement Nos. 2-76455, 33-50528, 333-20843, 333-32425, 333-35842, 333-86973 and 333-74770, each on Form S-8, and Registration Statement Nos. 333-61796, 333-66646, and 333-87160, each on Form S-3.*

23.2	Independent Auditors’ (Ernst & Young LLP) Consent to incorporation by reference in Registration Statement Nos. 2-76455, 33-50528, 333-20843, 333-32425, 333-35842, 333-86973 and 333-74770, each on Form S-8, and Registration Statement Nos. 333-61796, 333-66646, and 333-87160, each on Form S-3.*

99.1	Ernst & Young LLP Independent Auditors’ Report.*

99.2	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sorbanes-Oxley Act, of 2002.*

(b).  Reports on Form 8-K.

No Reports on Form 8-K were filed by the Company during the quarter ended December 31, 2002.

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMS TECHNOLOGIES, INC.

By:	/s/ Alfred G. Hansen	Date: 3/21/03

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

/s/	Alfred G. Hansen Alfred G. Hansen	President and Chief Executive Officer, and Director (Principal Executive Officer)	3/21/03

/s/	Don T. Scartz Don T. Scartz	Executive Vice President, Chief Financial Officer, Treasurer, and Director (Principal Financial and Accounting Officer)	3/21/03

/s/	Hermann Buerger	Director	3/21/03

Hermann Buerger

/s/	Robert P. Crozer Robert P. Crozer	Director	3/21/03

/s/	John P. Frazee, Jr. John P. Frazee, Jr.	Director	3/21/03

/s/	John R. Kreick John R. Kreick	Director	3/21/03

/s/	Jerry H. Lassiter Jerry H. Lassiter	Director	3/21/03

/s/	John B. Mowell John B. Mowell	Director, Chairman of the Board	3/21/03

/s/	Norman E. Thagard Norman E. Thagard	Director	3/21/03

/s/	John L. Woodward, Jr. John L. Woodward, Jr.	Director	3/21/03

CERTIFICATIONS

I, Alfred G. Hansen, certify that:

1.	I have reviewed this annual report on Form 10-K of EMS Technologies, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ Alfred G. Hansen	Date: 3/21/03

Alfred G. Hansen President and Chief Executive Officer (Principal Executive Officer)

I, Don T. Scartz, certify that:

1.	I have reviewed this annual report on Form 10-K of EMS Technologies, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ Don T. Scartz	Date: 3/21/03

Don T. Scartz
Executive Vice President, Chief Financial Officer
and Treasurer (Principal Financial Officer)

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
EMS Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of EMS Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of EMS Technologies Canada, Ltd., a wholly-owned subsidiary, which statements reflect total assets constituting 35% and 27%, and total revenues constituting 36%, 40% and 31% in 2002, 2001 and 2000, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for EMS Technologies Canada, Ltd., is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMS Technologies, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002 and as discussed in Note 13, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.

KPMG LLP

Atlanta, Georgia
February 20, 2003

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	YEARS ENDED DECEMBER 31

(in thousands, except net earnings per share)	2002	2001	2000

Net sales (note 12)	$310,434	291,086	273,143
Cost of sales	209,993	196,572	181,937
Selling, general and administrative expenses	62,460	55,364	50,635
Research and development expenses	26,122	27,093	27,735
Contract reserve adjustment (note 14)	(3,500)	3,500	—
Write-down of NetSat 28 assets (note 15)	—	—	2,891

Operating income	15,359	8,557	9,945
Non-operating (expense) income	(108)	403	409
Foreign exchange gain (loss)	1,179	(22)	(234)
Interest expense	(3,670)	(4,891)	(4,326)

Earnings before income taxes	12,760	4,047	5,794
Income tax (expense) benefit (note 8)	(4,173)	820	(1,303)

Earnings before accounting change	8,587	4,867	4,491
Cumulative effect of change in accounting principle (note 13)	—	(351)	—

Net earnings	$8,587	4,516	4,491

Net earnings per share (note 7):
Basic:
Earnings before accounting change	$0.81	0.52	0.51
Cumulative effect of change in accounting principle	—	(0.04)	—

Net earnings	$0.81	0.48	0.51

Diluted:
Earnings before accounting change	$0.80	0.51	0.50
Cumulative effect of change in accounting principle	—	(0.04)	—

Net earnings	$0.80	0.47	0.50

Weighted average number of shares (note 7):
Common	10,561	9,464	8,766
Common and dilutive common equivalent	10,731	9,563	8,912

See accompanying notes to consolidated financial statements.

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)	December 31, 2002	December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents (note 11)	$12,430	11,777
Trade accounts receivable, net (notes 3 and 11)	101,828	84,415
Inventories (note 4)	41,003	41,465
Deferred income taxes (note 8)	1,693	1,487

Total current assets	156,954	139,144

Property, plant and equipment (note 6):
Land	3,450	3,431
Buildings and leasehold improvements	20,512	21,181
Machinery and equipment	81,516	72,082
Furniture and fixtures	6,751	6,103

	112,229	102,797
Less accumulated depreciation and amortization	60,821	54,362

Net property, plant and equipment	51,408	48,435

Investment in limited partnership (note 2)	17,909	17,909
Deferred income taxes— non-current (note 8)	1,780	3,766
Accrued pension asset (note 9)	2,739	2,905
Intangible assets, net of accumulated amortization of $547 in 2002 and $196 in 2001	3,499	699
Goodwill, net of accumulated amortization of $4,984 in 2002 and 2001	13,526	12,997
Other assets	8,487	10,961

	$256,302	236,816

See accompanying notes to consolidated financial statements.

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2002	December 31, 2001

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt (notes 6 and 11)	$33,920	21,158
Accounts payable (note 11)	35,734	31,890
Accrued compensation costs	7,297	7,100
Accrued retirement costs (note 9)	2,511	1,921
Accrued post-retirement benefits (note 10)	2,767	2,440
Deferred service revenue	4,108	4,002
Other current liabilities	3,212	3,092

Total current liabilities	89,549	71,603
Long-term debt, excluding current installments (notes 6 and 11)	20,768	32,892

Total liabilities	110,317	104,495

Stockholders’ equity (note 7):
Preferred stock of $1.00 par value per share. Authorized 10,000,000 shares; none issued	—	—
Common stock of $.10 par value per share. Authorized 75,000,000 shares, issued and outstanding 10,658,000 in 2002 and 10,407,000 in 2001	1,066	1,041
Additional paid-in capital	60,867	56,808
Accumulated other comprehensive loss—foreign currency translation adjustment	(5,821)	(6,814)
Retained earnings	89,873	81,286

Total stockholders’ equity	145,985	132,321

Commitments and contingencies (notes 2, 6, 9, 10, 13 and 16)
	$256,302	236,816

See accompanying notes to consolidated financial statements.

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31

(in thousands)	2002	2001	2000

Cash flows from operating activities:
Net earnings	$8,587	4,516	4,491
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	10,813	9,602	8,625
Goodwill amortization	—	650	520
Deferred income taxes	1,780	(1,823)	385
Changes in operating assets and liabilities:
Trade accounts receivable	(12,581)	(11,609)	(6,722)
Inventories	697	(2,282)	(10,084)
Non-trade foreign government receivable	590	1,437	(1,136)
Accounts payable	124	3,344	6,535
Income taxes payable	1,572	(397)	(213)
Accrued costs, deferred revenue and other current liabilities	1,193	3,186	2,791
Other	1,055	(2,505)	(2,035)

Net cash provided by operating activities	13,830	4,119	3,157

Cash flows from investing activities:
Purchase of property, plant and equipment	(12,950)	(8,600)	(9,342)
Payments for asset acquisitions	(300)	(3,516)	(4,372)
Investment in limited partnership	—	—	(4,909)

Net cash used in investing activities	(13,250)	(12,116)	(18,623)

Cash flows from financing activities:
Net increase (decrease) in revolving debt	1,640	(19,022)	16,067
Proceeds from new term debt	2,446	17,735	—
Repayment of term debt	(5,120)	(2,575)	(517)
Net proceeds from private stock offering	—	17,619	—
Proceeds from exercise of stock options, net of withholding taxes paid	1,533	256	434

Net cash provided by financing activities	499	14,013	15,984

Net change in cash and cash equivalents	1,079	6,016	518
Effect of exchange rates on cash	(426)	168	243
Cash and cash equivalents at January 1	11,777	5,593	4,832

Cash and cash equivalents at December 31	$12,430	11,777	5,593

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,520	5,163	3,824
Cash paid for income taxes	535	361	755

See accompanying notes to consolidated financial statements.

NONCASH INVESTING AND FINANCING:

In April 2002, the Company acquired Ottercom Ltd., a leading provider of Inmarsat communication terminals located in Tewkesbury, UK. Ottercom Ltd. products include critical components for EMS SATCOM’s high-speed aeronautical data products. The company, now called EMS SATCOM UK, Ltd., operates as a unit of the Company’s SATCOM segment. Management believes that this acquisition will help strengthen the Company’s presence in global mobile Internet/e-mail access and communications, and will enable the Company to broaden its wireless product offerings and in-house development capability.

To accomplish this transaction, the Company issued 81,245 new shares of its common stock (valued at $1.9 million) and assumed liabilities totaling approximately $1.2 million. No goodwill was recognized in this transaction; rather, the $3.1 million total of net assets acquired was recorded as an intangible asset on the balance sheet. This intangible represents the value at the acquisition date of Ottercom Ltd.’s satellite communications technologies, intellectual property and product designs. This intangible will be amortized over an estimated useful life of 6 years.

In May 2001, the Company acquired a small manufacturer of repeaters and other wireless signal distribution products. The transaction was accounted for as a stock purchase initially valued at $4.0 million, with subsequent additional purchase consideration payable annually in cash or stock, at the Company’s option, and contingent on the acquired product line achieving certain sales targets over the next three years. In payment of the initial purchase price, the Company issued 226,000 common shares and assumed debt of approximately $400,000. The fair value of the tangible net assets acquired was approximately $800,000, resulting in goodwill of approximately $3.2 million. In 2002, a cash payment of approximately $300,000 was paid due to the acquired product line achieving sales targets in its first year, and this increased goodwill to $3.5 million.

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’

EQUITY AND COMPREHENSIVE INCOME (LOSS)

					Accumulated
				Annual	other		Total
	Common Stock		Additional	compre-	compre-		stock-
			paid-in	hensive	hensive	Retained	holders'
Three years ended December 31, 2002	Shares	Amount	capital	income	loss	earnings	equity

(in thousands)
Balance December 31, 1999	8,706	$871	34,503		(1,838)	72,279	105,815
Net earnings	—	—	—	4,491	—	4,491	4,491
Income tax benefit from exercise of non-qualified stock options (note 8)	—	—	446	—	—	—	446
Exercise of common stock options	134	13	981	—	—	—	994
Redemption of shares upon exercise of common stock options	(31)	(3)	(557)	—	—	—	(560)
Foreign currency translation adjustment gain	—	—	—	243	243	—	243

Comprehensive income for 2000				4,734

Balance December 31, 2000	8,809	$881	35,373		(1,595)	76,770	111,429
Net earnings	—	—	—	4,516	—	4,516	4,516
Income tax benefit from exercise of non-qualified stock options (note 8)	—	—	160	—	—	—	160
Exercise of common stock options	95	9	1,015	—	—	—	1,024
Redemption of shares upon exercise of common stock options	(51)	(5)	(763)	—	—	—	(768)
Foreign currency translation adjustment loss	—	—	—	(5,219)	(5,219)	—	(5,219)
Stock issued for an acquisition (note 2)	226	23	3,537	—	—	—	3,560
Stock issued in a private offering, net of offering costs of $973	1,328	133	17,486	—	—	—	17,619

Comprehensive loss for 2001				(703)

Balance December 31, 2001	10,407	$1,041	56,808		(6,814)	81,286	132,321
Net earnings	—	—	—	8,587	—	8,587	8,587
Income tax benefit from exercise of non-qualified stock options (note 8)	—	—	651	—	—	—	651
Exercise of common stock options	214	21	2,393	—	—	—	2,414
Redemption of shares upon exercise of common stock options	(44)	(4)	(877)	—	—	—	(881)
Foreign currency translation adjustment gain	—	—	—	993	993	—	993
Stock issued for an acquisition (note 2)	81	8	1,892	—	—	—	1,900

Comprehensive income for 2002				9,580

Balance December 31, 2002	10,658	$1,066	60,867		(5,821)	89,873	145,985

See accompanying notes to consolidated financial statements.

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of EMS Technologies, Inc. and its wholly owned subsidiaries, LXE Inc., EMS Holdings, Inc. and EMS Technologies Canada, Ltd. (collectively, “the Company”). All significant intercompany balances and transactions have been eliminated in consolidation. Certain balance sheet amounts in 2001 were reclassified to conform with classifications adopted in 2002. Following is a summary of the Company’s significant accounting policies:

Management’s Use of Estimates

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

Revenue Recognition

Revenues are derived from sales of the Company’s products to end-users and to other manufacturers or systems integrators. Revenues under certain long-term contracts of the Space & Technology and SATCOM segments, many of which provide for periodic payments, are recognized under the percentage-of-completion method using the ratio of cost incurred to total estimated cost as the measure of performance. Revenues under cost-reimbursement contracts in the Space & Technology segment are recorded as costs are incurred and include an estimate of fees earned. Revenues under all other contracts in the Space & Technology and SATCOM segment, as well as in the LXE and EMS Wireless segments, are recognized when units are shipped or services are performed. Provisions for estimated losses on uncompleted contracts are made in the period in which the probable amounts of such losses are determined. To properly match revenues with costs, certain contracts may have revenue recognized in excess of billings (unbilled revenues), and other contracts may have billings in excess of revenue recognized (customer advanced payments). Revenues collected in advance under service contracts are recorded as a liability and recognized over the term of the contract.

Government Research Incentives

The Company’s Canadian operations receive government-sponsored research incentives in the form of cash reimbursement for a portion of certain qualified research expenditures. These incentives are recorded as a reduction of cost of sales, because the underlying research efforts primarily apply to development of technological capabilities for specific business opportunities.

Cash Equivalents

Cash equivalents as of December 31 included investments of $7,434,000 in 2002 and $5,633,000 in 2001 in money market instruments issued by corporations and the U.S. Government, and interest-bearing deposits with an initial term of less than three months. The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

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

1.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Goodwill And Intangible Assets

Goodwill represents the excess purchase price paid by the Company over the fair value of the tangible and intangible assets and liabilities acquired. Other intangible assets are recorded at fair value at the date of acquisition. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the goodwill is not being amortized, but instead will be subject to an annual assessment of impairment by applying a fair-value based test. Intangible assets held by the Company represent satellite communications technology, intellectual property and products designs purchased as part of the acquisitions of Ottercom Ltd. in 2002 and Digital Space Systems, Inc. in 2001. These intangible assets are amortized on a straight-line basis over their estimated useful lives of 5 to 6 years.

The Company evaluates the carrying value of goodwill for impairment in the fourth quarter of each fiscal year or more frequently if circumstances indicate impairment may exist. As part of the evaluation, the Company compares the carrying value of each reporting unit with its fair value to determine whether there has been impairment. Intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. The ongoing recoverability of intangible assets subject to amortization are assessed by determining whether the intangible asset balance can be recovered over the remaining amortization period through projected undiscounted future cash flows. If projected future cash flows indicate that the unamortized intangible asset balances will not be recovered, an adjustment is made to reduce the net intangible asset to an amount consistent with discounted projected future cash flows. Cash flow projections, although subject to a degree of uncertainty, are based on management’s estimates of future performance, giving consideration to existing and anticipated competitive and economic conditions.

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Option Plans

Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” which permits entities to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by SFAS No. 123. The following table illustrates the effect on net earnings, and earnings per share if the Company had applied the fair value method to measure stock-based compensation (in thousands, except net earnings per share):

	2002	2001	2000

Net earnings:
As reported	$8,587	4,516	4,491
Stock-based employee compensation expense determined under the fair value method, net of tax	(3,299)	(2,344)	(2,588)

Pro forma	$5,288	2,172	1,903

Basic net earnings per share:
As reported	$0.81	0.48	0.51
Pro forma	0.50	0.23	0.22
Diluted net earnings per share:
As reported	0.80	0.47	0.50
Pro forma	0.49	0.23	0.22

Foreign Currency Translation

Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at current exchange rates. Income and expenses of the foreign subsidiaries are translated into U.S. dollars at the approximate average exchange rates that prevailed during the years presented. The functional currency of all subsidiaries is considered to be the local currency; consequently, adjustments resulting from the translation of the subsidiaries’ financial statements (including long-term financing from the parent) are reflected in accumulated other comprehensive income (loss) in stockholders’ equity and not as a part of the results of operations.

The Company accrues foreign currency exchange gains or losses on direct export activity and on the LXE European subsidiaries’ short-term intercompany liabilities that arise from the purchase of the parent’s products for resale.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and foreign currency translation adjustments, and changes in the fair value of derivative instruments that qualify as cash flow hedges, and is presented in the consolidated statements of stockholders’ equity and comprehensive income (loss).

1.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Financial Instruments

The Company uses derivative financial instruments (forward exchange contracts) to hedge currency fluctuations in future cash flows denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. The Company has established policies and procedures for risk assessment and for the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into derivative financial instruments for trading or speculative purposes.

In January 2001, the Company adopted the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. SFAS No. 133 also establishes new accounting rules for hedging instruments which, depending on the nature of the hedge, require that changes in the fair value of derivatives must be either: (1) offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings, or (2) recognized in other comprehensive income (a component of stockholders’ equity) until the hedged item is recognized in earnings. Any ineffective portion of a derivative’s change in fair value must be immediately recognized in earnings.

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

(2)	a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk); or

(3)	a hedge of a net investment in a foreign operation

Under its hedging policies and procedures, the Company has designated all of its qualified derivatives as cash flow hedges. SFAS No. 133 requires that a change in the value of the highly effective portion of a foreign currency cash flow hedge (i.e., hedging at least 80% of a particular risk) should be reported in the other comprehensive income component of stockholders’ equity. This change is subsequently reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining portion of the cash flow hedge is considered to be not highly effective (i.e., “ineffective”), and the change in the value of this portion of the hedge is recognized in current earnings. For derivative instruments that do not qualify as hedging instruments, any change in the value is recognized in current earnings.

Certain of the Company’s routine long-term contracts to deliver space and technology products are considered to be derivative instruments because these contracts create long-term obligations for non-U.S. customers to pay the Company’s Canadian subsidiary in U.S. dollars. These “embedded” derivatives do not qualify as hedging instruments.

Prior to the adoption of SFAS No. 133 at the beginning of 2001, all gains and losses on the forward contracts used to hedge the currency fluctuations on transactions denominated in foreign currencies and the offsetting losses and gains on hedged transactions were recorded in non-operating income in the statement of earnings. After the adoption of SFAS No. 133, changes in fair value of all qualified hedges were recorded in other comprehensive income rather than in non-operating income. However, all qualified hedges were settled during 2001. As a result, there was no net gain or loss for the year in comprehensive income. None of the Company’s derivative instruments were designated as hedges in 2002.

2.     ACQUISITIONS

The Company has made several acquisitions. All acquisitions were accounted for as purchases. Acquisitions after January 1, 2002 were accounted for in accordance with SFAS No. 141, “Business Combinations.” Acquisitions before this date were accounted for in accordance with APB Opinion No. 16, “Business Combinations.” Both accounting pronouncements require that the purchase price be allocated to the assets acquired and the liabilities assumed based on estimates of fair values as of the acquisition date.

In April 2002, the Company acquired Ottercom Ltd., a leading provider of Inmarsat communication terminals located in Tewkesbury, UK. Ottercom Ltd. products include critical components for EMS SATCOM’s high-speed aeronautical data products. The company, now called EMS SATCOM UK, Ltd., operates as a unit of the Company’s SATCOM segment. Management believes that this acquisition will help strengthen the Company’s presence in global mobile Internet/e-mail access and communications, and will enable the Company to broaden its wireless product offerings and in-house development capability.

To accomplish this transaction, EMS issued 81,245 new shares of its common stock (valued at $1.9 million) and assumed liabilities totaling approximately $1.2 million. No goodwill was recognized in this transaction; rather, the $3.1 million total of net assets acquired was recorded as an intangible asset on the balance sheet. This intangible represents the value at the acquisition date of Ottercom Ltd.’s satellite communications technologies, intellectual property and product designs. This intangible will be amortized over an estimated useful life of 6 years. Amortization expense relating to this intangible asset was $375,000 in 2002, with amortization expense of $519,000 expected for each of the next five years, and $130,000 thereafter.

The Company could owe additional purchase consideration contingent upon specific future business developments related to Ottercom products. The contingent consideration is payable quarterly through March 31, 2004 in the Company’s common stock, and equals 15% of the amount by which actual quarterly gross profits from specific Ottercom product sales exceed specific targets. Additional contingent consideration is due in the amount of 15% of the net gross profit related to potential new development funding from a specific customer. The Company did not incur additional purchase consideration for business developments though December 31, 2002.

In May 2001, the Company acquired a small manufacturer of repeaters and other wireless signal distribution products. The transaction was accounted for as a stock purchase initially valued at $4.0 million, with subsequent additional purchase consideration payable annually in cash or stock, at the Company’s option, and contingent on the acquired product line achieving certain sales targets over the next three years. In payment of the initial purchase price, the Company issued 226,000 common shares and assumed debt of approximately $400,000. The fair value of the tangible net assets acquired was approximately $800,000, resulting in goodwill of approximately $3.2 million. The Company could owe additional purchase consideration if future sales of repeater products reach specified levels. The contingent consideration is payable, at the Company’s discretion, in cash or equivalent value of the Company’s common stock. The maximum total contingent consideration payable under the purchase agreement is $7 million if repeater sales reach $20 million and $25 million for the 12-month measurement periods ending in 2003 and 2004. In 2002, a cash payment of approximately $300,000 was paid due to the acquired product line achieving sales targets in its first year, and this increased goodwill to $3.5 million.

In November 2000, the Company acquired (through its subsidiary EMS Technologies Canada, Ltd.) Digital Space Systems, Inc. (DSSI), an Ottawa, Ontario software firm specializing in search-and-rescue applications. The transaction was accounted for as an asset purchase valued at approximately $1.3 million. The cash paid at closing totaled approximately $900,000. No goodwill was recognized in this transaction; rather the $900,000 payment was recorded as an intangible asset on the balance sheet. This intangible is amortized over an estimated useful life of 5 years. Amortization expense for 2002 was $172,000, with amortization expense of $176,000 expected for each of the next three years. The final cash payment of approximately $400,000, which was contingent upon the DSSI principals remaining employed with the Company,

2.     ACQUISITIONS (CONTINUED)

was paid in December 2002. Generally accepted accounting principles require that the contingent payment be accounted for as compensation expense and not as part of the asset purchase price.

The sole asset of Spar Holdings, Inc. (which was acquired in 1999 and renamed EMS Holdings, Inc.) was an equity investment of less than 5% in a limited partnership in the amount of approximately $10 million. The general partner of the venture is a large, international aerospace firm. The goal of the investment is to enable the Company to participate in the development and implementation of a satellite network that would provide high-data-rate wireless services. In subsequent negotiations with the general partner concerning the Company’s future scope of work, the Company agreed to invest an additional $9 million, comprising a $3 million payment made in late 1999, a $3 million payment made in May 2000, and an in-kind contribution in the form of $3 million of specified technological development. After completing these additional investments, the Company’s equity stake in the limited partnership will remain below 5%. The Company does not expect to make any further cash or in-kind investments beyond the most recent agreement. The Company’s equity investment is accounted for at historical cost and has a carrying value of $17.9 million at December 31, 2002, which includes an in-kind contribution to date of $1.9 million.

3.     TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable at December 31, 2002 and 2001 included the following (in thousands):

	2002	2001

Amounts billed	$61,969	65,903
Unbilled revenues under long-term contracts	47,878	29,813
Customer advanced payments	(6,912)	(10,400)
Allowance for doubtful accounts	(1,107)	(901)

Trade accounts receivable, net	$101,828	84,415

4.     INVENTORIES

Inventories at December 31, 2002 and 2001 included the following (in thousands):

	2002	2001

Parts and materials	$27,073	27,582
Work in process	9,569	10,702
Finished goods	4,361	3,181

Inventories	$41,003	41,465

5.     GOODWILL

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company effective January 1, 2002. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives will no longer be amortized but will instead be tested periodically for impairment. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed periodically for impairment. At December 31, 2001, the Company reported $13 million of unamortized goodwill that is subject to the transition provisions of SFAS No. 142. At June 30, 2002, the Company had completed the first step of the transitional impairment test and determined that there was no impairment of goodwill. All of the Company’s goodwill was deemed to have indefinite lives and therefore will no longer be subject to amortization. If the Company had not adopted SFAS No. 142, $744,000 of goodwill amortization would have been recorded for the year ended December 31, 2002.

Following is a summary of the Company’s net earnings and net earnings per share for the period ended December 31, 2002, as compared with pro forma data for the same periods in 2001 and 2000 assuming that goodwill amortization was excluded from the pro forma results (in thousands, except per share data):

	Actual	Pro forma	Pro forma
	2002	2001	2000

Net earnings:	$8,587	4,516	4,491
Add goodwill amortization	—	650	520

Adjusted net earnings	$8,587	5,166	5,011

Net earnings per share:
Basic:
Net earnings per share	$0.81	0.48	0.51
Add goodwill amortization	—	0.07	0.06

Adjusted net earnings per share	$0.81	0.55	0.57

Net earnings per share:
Diluted:
Net earnings per share	$0.80	0.47	0.50
Add goodwill amortization	—	0.07	0.06

Adjusted net earnings per share	$0.80	0.54	0.56

6.     LONG-TERM DEBT

The following is a summary of long-term debt at December 31, 2002 and 2001 (in thousands):

	2002	2001

Revolving credit loan with a bank, unsecured, $10 million maturing in November 2003, the remainder payable upon demand, interest payable quarterly at a variable rate (4.04% at the end of 2002 and 5.83% at the end of 2001)	$20,000	18,700
Promissory note, secured by a first mortgage on the Company’s headquarters facility, maturing in 2016, principal and interest payable in equal monthly installments with a fixed interest rate of 8.0%	10,351	10,721
Revolving credit loan with a bank, secured by the assets of EMS Technologies Canada, Ltd. maturing in April 2003, interest payable monthly at a variable rate (5.75% at the end of 2002 and 5.0% at the end of 2001)	9,853	9,716
Term loan with an insurance company, secured by a U.S. building, maturing in January 2014, principal and interest payable in equal monthly installments with a fixed interest rate of 7.1%	6,234	6,591
Term installment loan with a bank in Canada, maturing in December 2005, principal and interest payable quarterly at a variable interest rate (6.0% at the end of 2002 and 5.5% at the end of 2001)	2,659	3,516
Capital lease agreements, secured by machinery and equipment, computer hardware, software and peripherals, with various terms through 2006, due in quarterly installments with implicit interest rates of 3.0% to 13.0%	2,036	2,150
Repayable funding from the Government of Canada to support research, due in annual installments based on royalties of .675% of future space-related revenues as of 2002 and 2001, no interest to accrue	1,971	2,271
Revolving credit loan with a bank in the United Kingdom, maturing in April 2003, variable-rate interest payable monthly (6.0% at the end of 2002)	1,584	—
Term loan with a bank, principal and interest payable monthly at a variable interest rate (8.0% at the end of 2001)	—	385

Total long-term debt	54,688	54,050
Less current installments of long-term debt	33,920	21,158

Long-term debt, excluding current installments	$20,768	32,892

6. LONG-TERM DEBT (CONTINUED)

In July 2001, the Company amended its U.S. revolving credit agreement to reduce the available funding under this debt facility from $40 million to $30 million. The reduction in the available funding was due to the transfer of the security in the land and building to another lender in exchange for proceeds of $10.9 million under a promissory note. As of December 31, 2002, $10 million borrowed under the U.S. revolving credit agreement is due November 2003, with no principal payments required until maturity. The remaining $10 million of borrowings are due on demand. This credit agreement is expected to be renewed on terms comparable with the existing agreement.

Interest under the U.S. revolving credit agreement is, at the Company’s option, a function of either the bank’s prime rate or LIBOR. A commitment fee equal to .20% per annum of the daily average unused credit available is payable quarterly in arrears.

The U.S. revolving credit agreement includes a covenant that annually establishes a minimum required consolidated net worth. The minimum consolidated net worth required at December 31, 2002 was approximately $112 million, as compared with the reported consolidated net worth of approximately $146 million. Other covenants limit the amount of debt as compared with total capitalization, or set a minimum ratio by which earnings before interest and income taxes must exceed interest expense. At December 31, 2002 the Company was in compliance with these covenants.

During April 2001, the Company entered into a master lease financing agreement with a U.S. bank. At that time, the Company completed a sale-leaseback transaction under this agreement on $2.2 million of existing equipment, with $1.9 million on a five-year lease and $300,000 on a three-year lease, in each case at 7.2% per annum.

In December 2000, the Company agreed to amend its credit facility with a bank in Canada to fund Canadian operations. As a result, the total Canadian credit facility was increased in January 2001 to $27 million, with $12.7 million available under a revolving credit agreement payable on demand, $4.7 million under a term installment loan payable in 20 quarterly payments, and the remainder of the facility for letters of credit. The revolving credit agreement is secured by a general pledge of the assets of EMS Technologies Canada, Ltd and $3.2 million of this credit facility is guaranteed by EMS Technologies, Inc. The revolving credit agreement and the facility for the letters of credit expire in April 2003, while the term loan expires in December 2005.

Interest under the Canadian revolving credit agreement and term loan is a function of the bank’s prime rate. A commitment fee equal to .33% per annum of the daily average unused credit available is payable monthly in arrears.

The Canadian revolving credit agreement includes a covenant that annually establishes a minimum required net worth for EMS Technologies Canada, Ltd. The minimum net worth required at December 31, 2002 was approximately $26 million, as compared with the reported net worth of approximately $36 million. Other covenants limit the amount of debt as compared with total capitalization, set a minimum ratio by which earnings before interest and income taxes must exceed interest expense, and set a minimum ratio of current assets as compared with current liabilities. At December 31, 2002, the Company was either in compliance or had received a bank waiver of compliance relating to all covenants.

In January 1999, the Company purchased the Space Systems and Products Division of Spar Aerospace Limited for approximately $17.4 million. One-third of the purchase price was financed under the Company’s U.S. revolving credit agreement, and the remainder financed by the seller at 5.5% in four installments due over a three-year period. In December 2001, the final installment was paid in cash.

6. LONG-TERM DEBT (CONTINUED)

Following is a summary of the combined principal maturities of all long-term debt (in thousands):

2003	$33,920
2004	4,269
2005	2,245
2006	1,352
2007	1,108
Thereafter	11,794

Total principal maturities	$54,688

Included in these totals are principal payments to be made under the Company’s capital lease agreements.

Following is a summary of annual payment totals under capital lease agreements (in thousands):

2003	$903
2004	596
2005	443
2006	332
2007	—

Total capital lease payments	2,274
Less: Interest payments	(238)

Capitalized lease obligation	$2,036

At December 31, 2002, the Company had $7.0 million available for borrowing under the U.S. revolving credit agreement and $2.8 million available for borrowing under its Canadian revolving credit agreement. At December 31, 2002, the Company also had outstanding standby letters of credit as performance guarantees totaling $6.8 million.

7. STOCK PLANS

The Company has granted non-qualified stock options to key employees and directors under several stock option plans. All outstanding options have been granted at 100% of fair market value on each option’s grant date. All outstanding options become exercisable from one to three years after the date of grant and expire from six to ten years after the date of grant. Under all plans at December 31, 2002, options for a total of 1,086,000 shares of stock were exercisable, and there were 586,000 shares available for future grants.

Following is a summary of activity in all of the Company’s stock option plans for the years ended December 31, 2002, 2001 and 2000 (shares in thousands):

		Weighted Average
		Exercise Price
	Shares	Per Share

Options outstanding at December 31, 1999	1,198	$15.38
Granted	729	15.04
Canceled or expired	(104)	18.89
Exercised	(134)	7.45

Options outstanding at December 31, 2000	1,689	15.64
Granted	393	15.75
Canceled or expired	(186)	17.64
Exercised	(95)	10.83

Options outstanding at December 31, 2001	1,801	15.71
Granted	410	20.88
Canceled or expired	(209)	17.77
Exercised	(214)	11.28

Options outstanding at December 31, 2002	1,788	$17.19

The weighted average fair value of options granted in 2002, 2001 and 2000 was $13.91, $8.03, and $8.73, respectively. These fair values were based on the Black-Scholes option pricing model and a weighted average risk-free rate of return of 2.8% in 2002, 3.7% in 2001 and 5.1% in 2000, terms from four to eight years, expected volatility of 68% in 2002, 64% in 2001 and 65% in 2000, and no expected dividend yield.

7. STOCK PLANS (CONTINUED)

Following is a summary of options outstanding at December 31, 2002 (shares in thousands):

	Outstanding			Exercisable

		Weighted	Weighted Average		Weighted
Range of		Average Price	Remaining Years In		Average Price
Exercise Prices	Shares	Per Share	Contractual Life	Shares	Per Share

$5.25 - 8.50	10	$6.04	5.6	9	$6.04
11.63 - 14.94	437	12.80	3.8	375	12.61
15.10 - 16.75	681	15.81	2.9	430	15.50
17.00 - 18.89	227	18.46	3.9	86	18.49
19.90 - 23.75	236	22.75	2.9	174	23.58
23.81 - 27.63	197	24.04	6.9	12	26.63

$5.25 - 27.63	1,788	$17.19	3.7	1,086	$16.08

In the Company’s capital structure, stock options are the only securities that are potentially dilutive in the future to basic earnings per share for the years ended December 31, 2002, 2001 and 2000, summarized as follows (shares in thousands):

	2002	2001	2000

Dilutive stock options, included in earnings per share calculations:
Shares	437	1,159	483
Average price per share	$12.61	13.59	11.93
Anti-dilutive stock options, excluded from earnings per share calculations:
Shares	1,351	642	1,206
Average price per share	$18.67	19.53	17.12

Following is a reconciliation of the denominator for basic and diluted earnings per share calculations for the years ended December 31, 2002, 2001 and 2000 (shares in thousands):

	2002	2001	2000

Basic earnings per share denominator	10,561	9,464	8,766
Common equivalent shares from dilutive stock options	170	99	146

Diluted earnings per share denominator	10,731	9,563	8,912

7. STOCK PLANS (CONTINUED)

Under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company is permitted to continue accounting for the issuance of stock options in accordance with Accounting Principles Board (APB) Opinion No. 25, which does not require recognition of compensation expense for option grants unless the exercise price is less than the market price on the date of grant. As a result, the Company has not recognized any compensation cost for stock options. If the Company had recognized compensation cost for the “fair value” of option grants under the provisions of SFAS No. 123, the pro forma financial results for 2002, 2001 and 2000 would have differed from the actual results, as presented in Note 1 (Basis of Presentation and Summary of Significant Accounting Policies).

Under SFAS No. 123, the fair value of stock options issued in any given year is expensed as compensation over the vesting period, which for substantially all of the Company’s options is three years. Therefore, the pro forma net earnings and net earnings per share do not reflect the total compensation cost for options granted in the respective years.

The Company adopted a Shareholder Rights Plan effective April 6, 1999, to replace a similar plan adopted in 1989 that expired on April 6, 1999. Under the new plan, the Company declared a dividend distribution of one right for each outstanding share of the Company’s common stock to stockholders of record at the close of business on April 16, 1999. Subsequent transfers of common stock certificates also transfer the associated rights. The rights become exercisable for one share of common stock at a specific purchase price (initially $45) upon the acquisition of at least 20% beneficial ownership in the Company without the consent of a majority of the Company’s Board of Directors not having an interest in the acquirer. The rights will become exercisable for shares of common stock having a value equal to two times the purchase price, upon the following events: (1) the acquisition of at least a 20% beneficial ownership in the Company without the consent of a majority of the members of the Company’s Board of Directors not having an interest in the acquirer, (2) the acquisition of 2% of the outstanding common stock without such consent, following acquisition of 20% with consent, or (3) certain merger, consolidation or asset sale transactions, in each case without the consent of a majority of the members of the Company’s Board of Directors not having an interest in the acquirer. If the Company is purchased or merged into another company, the rights may become exercisable for comparable securities of the surviving entity. The rights expire on August 6, 2009. At any time before their expiration, the outstanding rights may be redeemed by vote of the Board of Directors at a price of $.01 per right.

8. INCOME TAXES

Total income tax (expense) benefit provided for in the Company’s consolidated financial statements consists of the following for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	2002	2001	2000

Consolidated income tax (expense) benefit	$(4,173)	820	(1,303)
Income tax benefit resulting from exercise of stock options credited to stockholders’ equity	651	160	446

Total	$(3,522)	980	(857)

The components of income tax (expense) benefit for the years ended December 31, 2002, 2001 and 2000 were (in thousands):

	2002	2001	2000

Current:
Federal	$(2,161)	606	(533)
State	(373)	27	4
Foreign	141	(1,636)	(389)

Total current expense	(2,393)	(1,003)	(918)

Deferred:
Federal	(1,554)	1,256	(37)
State	(127)	237	(27)
Foreign	(99)	330	(321)

Total deferred (expense) benefit	(1,780)	1,823	(385)

Total income tax (expense) benefit	$(4,173)	820	(1,303)

Income tax (expense) benefit differed as follows from the amounts computed by applying the U.S. federal income tax rate of 34% to earnings before income taxes for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	2002	2001	2000

Computed “expected” income tax expense	$(4,339)	(1,376)	(1,970)
Tax credits from research activities	44	164	215
State income taxes, net of federal income tax effect	(330)	174	(15)
Difference in effective foreign tax rates	635	2,004	621
Amortization of goodwill	—	(214)	(177)
Benefit from foreign sales corporation	—	94	216
Other	(183)	(26)	(193)

Income tax (expense) benefit	$(4,173)	820	(1,303)

8. INCOME TAXES (CONTINUED)

In the years 2002, 2001 and 2000, income tax (expense) benefit is net of tax benefits, totaling $355,000, $408,000 and $570,000, respectively, recognized from foreign net operating loss carryforwards.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below (in thousands):

	2002	2001

Deferred tax assets:
Accounts receivable	$172	184
Inventories	540	633
Accrued compensation costs	675	670
Accrued contract reserve	—	1,330
Accrued warranty costs	454	562
Accrued post-retirement benefits	872	780
Capital loss carryforward	473	473
Foreign research expense and tax credit carryforward	16,552	13,830
Foreign net operating loss carryforward	2,086	1,994
Gain on sales to foreign subsidiaries	306	252
Credit for corporate minimum tax	347	397
Other	57	121

Total gross deferred tax assets	22,534	21,226
Valuation allowance	(11,371)	(9,404)

Total deferred tax assets	11,163	11,822

Deferred tax liabilities:
Property, plant and equipment	6,572	5,357
Net gain from foreign transactions and remeasurement	283	283
Pension asset	835	929

Total deferred tax liabilities	7,690	6,569

Net deferred tax assets	$3,473	5,253

The U.S. operations are consolidated for federal income tax purposes. These U.S. operations had earnings before income taxes of $11,319,000 in 2002, a combined loss before income taxes of $5,093,000 in 2001 and earnings before income taxes of $1,874,000 in 2000. The combined foreign operations reported earnings before income taxes of $1,441,000, $9,140,000, and $3,920,000 in 2002, 2001 and 2000, respectively. The Company’s net deferred tax assets at December 31, 2002 include $2,086,000 related to a cumulative $7,164,000 net operating loss incurred by certain international operations, for which the Company has recognized an income tax benefit. Most of these net operating losses can be carried forward indefinitely. Management believes it is more likely than not that the expected performance of these operations and the utilization of tax planning strategies will generate adequate earnings to fully realize the deferred tax asset, net of valuation allowance, relating to foreign net operating losses. The changes in the valuation allowance for the years ended December 31, 2002 and 2001 were increases of $1,967,000 and $3,147,000, respectively.

9. RETIREMENT PLANS

The Company established a qualified defined contribution plan in 1993. All U.S.-based employees that meet a minimum service requirement (approximately 800) are eligible to participate in the plan. Company contributions are allocated to each participant based upon an age-weighted formula that discounts an equivalent benefit (as a percentage of eligible compensation) at age 65 to each employee’s current age. Accumulated contributions are invested at each participant’s discretion from among a diverse range of investment options offered by an independent investment firm selected by the Company.

The Company’s contribution to this plan is determined each year by the Board of Directors. There is no required minimum annual contribution, but the target contribution has been approximately 6% of base payroll. The Company accrued an expense for the defined contribution plan of $2.5 million for 2002, $2.0 million for 2001 and $2.1 million for 2000.

The Company sponsors qualified retirement savings plans in the U.S. and Canada, in which the Company matches a portion of each eligible employee’s contributions. The Company’s matching contributions to these plans were $2,333,000 in 2002, $1,667,000 in 2001 and $604,000 in 2000.

As part of the Company’s 1999 acquisition of the Montreal-based Space Systems and Products Division of Spar Aerospace Limited, the Company assumed the assets and liabilities of four defined benefit pension plans, both contributory and non-contributory, that collectively cover substantially all employees (approximately 600) at these operations. Benefit provisions in three of the plans are subject to collective bargaining. Benefits are based upon an employee’s years of service and average compensation. In 2001, the Company amended two of the defined benefit plans to become defined contribution plans. This action resulted in a net loss on plan curtailment and settlement of $51,000, which comprised a curtailment loss of $78,000 on one plan (final settlement pending regulatory approval), and a curtailment and settlement gain of $27,000 for the other plan. The combined pension benefit on the statement of earnings under the Canadian plans for the years ended December 31, 2002, 2001 and 2000 included the following components (in thousands):

	2002	2001	2000

Expected return on plan assets	$1,960	1,999	1,831
Service cost for benefits earned	(393)	(201)	(379)
Interest cost on projected benefit obligation	(1,211)	(1,189)	(1,321)
Loss on plan curtailment and settlement	—	(51)	—

Pension benefit	$356	558	131

9. RETIREMENT PLANS (CONTINUED)

The funding policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws. Changes in the combined projected benefit obligation for the Canadian pension plans were as follows for the years ended December 31, 2002 and 2001 (in thousands):

	2002	2001

Projected benefit obligation at January 1	$18,099	18,958
Service cost for benefits earned during the period	393	201
Interest cost on benefit obligation	1,211	1,189
Actuarial loss (gain)	1,101	(626)
Benefits paid	(1,761)	(1,496)
Remeasurement gain on plan settlement	(206)	(127)

Projected benefit obligation at December 31	$18,837	18,099

Changes in the fair value of assets for the Canadian pension plans were as follows for the years ended December 31, 2002 and 2001 (in thousands):

	2002	2001

Fair value of assets at January 1	$25,015	28,209
Actual return on plan assets	163	(820)
Employer contributions (transfers)	(544)	(683)
Benefits paid	(1,761)	(1,496)
Remeasurement loss on plan settlement	(552)	(195)

Fair value of assets at December 31	$22,321	25,015

Pension plan assets are held in a master trust arrangement managed by an independent advisor. Assets of the plans are invested primarily in publicly traded equity and fixed income securities through a master trust arrangement.

The Company recorded pension assets and liabilities as of December 31, 2002 and 2001 as follows (in thousands):

	2002	2001

Fair value of plan assets	$22,321	25,015
Projected benefit obligation	(18,837)	(18,099)
Unrecognized actuarial net loss (gain)	365	(2,808)
Purchase price allocation of negative goodwill	(1,110)	(1,203)

Accrued pension asset	$2,739	2,905

9. RETIREMENT PLANS (CONTINUED)

The actuarial assumptions that were used to determine costs and benefit obligations for the Canadian pension plans were as follows:

	2002	2001

Discount rate	6.75%	6.75%
Compensation increases	3.50	3.50
Long-term return on assets	7.50	7.50

10. POST-RETIREMENT BENEFITS OTHER THAN PENSION

The Company sponsors four unfunded plans to provide selected health and dental care and life insurance benefits for employees retired from the Montreal operations and their dependents. Employees of the Company’s Montreal operations may become eligible for those benefits if they retire while working for the Company. Benefit provisions in three of the plans are subject to collective bargaining. The estimated cost for these benefits is accrued over periods of employee service on an actuarially determined basis. Combined post-retirement benefit cost of all plans for the years ended December 31, 2002, 2001 and 2000 included the following components (in thousands):

	2002	2001	2000

Service cost for benefits earned	$118	81	67
Interest cost on accumulated benefit obligation	279	217	204
Amortization of experience loss	87	39	23

Post-retirement benefit cost	$484	337	294

Changes in the combined accumulated benefit obligation for post-retirement benefits were as follows for the years ended December 31, 2002 and 2001 (in thousands):

	2002	2001

Accumulated benefit obligation at January 1	$4,157	3,452
Service cost for benefits earned during the period	118	81
Interest cost on accumulated benefit obligation	279	217
Curtailment gain	(227)	—
Actuarial loss	1,186	562
Benefits paid	(174)	(155)

Accumulated benefit obligation at December 31	$5,339	4,157

In 2002, the population of Space & Technology/Montreal employees entitled to post retirement healthcare and dental and life insurance benefits under these plans decreased by 15% as a result of layoffs undertaken by the Company. This resulted in a curtailment gain of $227,000 as the benefit obligation decreased following the layoff.

10. POST RETIREMENT BENEFITS OTHER THAN PENSION (CONTINUED)

Subsequent to the measurement date, additional employees were laid off, resulting in a decrease of 22% of the population of employees entitled to receive post-retirement benefits, the effect of which will be recognized in 2003 post-retirement benefit expense.

The Company recorded a liability for post-retirement benefits at December 31, 2002 and 2001, as follows (in thousands):

	2002	2001

Accumulated benefit obligation	$5,339	4,157
Unrecognized actuarial net loss	(2,572)	(1,717)

Accrued post-retirement benefit liability	$2,767	2,440

The actuarial assumptions that were used to determine costs and benefit obligations for post-retirement benefits were as follows:

	2002	2001

Discount rate	6.75%	6.75%
Healthcare cost trend— current	9.54	9.54
Healthcare cost trend— ultimate	4.52	4.52
Dental care cost trend— ultimate	4.50	4.50

Increasing the assumed healthcare and dental care cost trend rates by one percentage point would increase the aggregate service and interest cost components of net post-retirement benefit expense for 2002 by $35,000, and the accumulated post-retirement benefit obligation at December 31, 2002 by $517,000. A decrease of one percentage point would reduce service and interest costs by $29,000, and decrease the December 31, 2002 obligation by $430,000.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following summarizes certain information regarding the fair value of the Company’s financial instruments at December 31, 2002 and 2001:

Cash and cash equivalents, trade accounts receivable and accounts payable — The carrying amount approximates fair value because of the short maturity of these instruments.

Long-term debt — Most of the Company’s long-term debt bears interest at variable rates that management believes are commensurate with rates currently available on similar debt. Accordingly, the carrying value of variable-rate long-term debt approximates fair value.

The Company has two fixed-rate, long-term mortgages. One mortgage has a 7.1% current rate and a carrying amount at December 31, 2002 and 2001 of $6.2 million and $6.6 million, respectively. The other mortgage has an 8.0% rate and a carrying amount at December 31, 2002 and 2001 of $10.4 million and $10.7 million, respectively. The mortgages approximate fair value, based on current market rates at which the Company could borrow funds with similar remaining maturities.

12. BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

The Company is organized into four reportable segments: Space & Technology, LXE, EMS Wireless and SATCOM. Each segment is separately managed and comprises a range of products and services that share distinct operating characteristics. The Company evaluates each segment primarily upon operating profit.

The Space & Technology segment manufactures custom-designed, highly engineered hardware for use in space and satellite communications, radar, surveillance and military counter-measures. Orders typically involve development and production schedules that can extend a year or more, and most revenues are recognized under percentage-of-completion long-term contract accounting. Hardware is sold to prime contractors or systems integrators rather than to end-users.

The LXE segment manufactures wireless local area networks (LAN) products for use mainly in logistics. The manufacturing cycle for each order is generally just a few days, and revenues are recognized upon shipment of hardware. Hardware is marketed to end-users and to third parties that incorporate their products and services with the Company’s hardware for delivery to end-users.

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

The SATCOM segment manufactures antennas and other hardware for satellite communications systems. The manufacturing cycle for each order is generally just a few days, and revenues are recognized upon shipment of hardware. Hardware is marketed to third parties that incorporate their products and services with the Company’s hardware for delivery to end-users.

Accounting policies for segments are the same as those described in the summary of significant accounting policies, except that deferred income tax assets and liabilities are provided for only at the consolidated level.

The following segment data is presented in thousands:

	Years ended December 31

	2002	2001	2000

Net sales:
Space & Technology	$133,691	131,707	113,866
LXE	88,229	85,902	73,423
EMS Wireless	48,001	45,001	61,191
SATCOM	32,777	22,379	15,224
Other	7,736	6,097	9,439

Total	$310,434	291,086	273,143

Operating income (loss):
Space & Technology	$1,232	2,626	(1,890)
Contract reserve adjustment	3,500	(3,500)	—
Write-down of NetSat 28 assets	—	—	(2,891)

Subtotal	4,732	(874)	(4,781)
LXE	4,472	4,690	(2,069)
EMS Wireless	2,217	1,925	13,101
SATCOM	3,838	2,995	3,602
Other	100	(179)	92

Total	$15,359	8,557	9,945

12. BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION (CONTINUED)

	Years ended December 31

	2002	2001	2000

Non-operating income (expense), net:
Space & Technology	$676	(429)	2
LXE	246	197	(165)
EMS Wireless	311	(7)	—
SATCOM	82	454	131
Other	12	—	—
Corporate	(256)	166	207

Total	$1,071	381	175

Interest expense:
Space & Technology	$(2,886)	(3,574)	(2,565)
LXE	(428)	(469)	(547)
EMS Wireless	(241)	(353)	(511)
SATCOM	(64)	(304)	(334)
Other	(51)	(36)	—
Corporate	—	(155)	(369)

Total	$(3,670)	(4,891)	(4,326)

Income tax (expense) benefit:
Space & Technology	$512	2,019	3,011
Contract reserve adjustment	(1,330)	1,330	—

Subtotal	(818)	3,349	3,011
LXE	(1,627)	(1,877)	858
EMS Wireless	(861)	(596)	(4,785)
SATCOM	(604)	(400)	(422)
Other	(23)	82	(36)
Corporate	(240)	262	71

Total	$(4,173)	820	(1,303)

Net earnings (loss):
Space & Technology	$1,704	(1,528)	(4,333)
LXE	2,663	2,541	(1,923)
EMS Wireless	1,405	969	7,805
SATCOM	3,252	2,745	2,977
Other	38	(133)	56
Corporate	(475)	(78)	(91)

Total	$8,587	4,516	4,491

Capital expenditures:
Space & Technology	$7,687	4,626	5,921
LXE	1,995	1,597	1,851
EMS Wireless	348	1,592	1,371
SATCOM	1,805	324	116
Other	508	71	83
Corporate	607	390	—

Total	$12,950	8,600	9,342

12. BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION (CONTINUED)

	Years ended December 31

	2002	2001	2000

Depreciation and amortization:
Space & Technology	$5,578	4,811	4,759
LXE	2,630	4,303	3,550
EMS Wireless	791	941	507
SATCOM	1,329	133	309
Other	358	29	20
Corporate	127	35	—

Total	$10,813	10,252	9,145

	As of December 31

	2002	2001

Assets:
Space & Technology	$129,994	113,813
LXE	67,152	66,142
EMS Wireless	21,277	23,334
SATCOM	23,261	13,050
Other	5,185	3,502
Corporate	9,433	16,975

Total	$256,302	236,816

Goodwill:
LXE	$9,982	9,982
EMS Wireless	3,544	3,015

Total	$13,526	12,997

Following is a summary of enterprise-wide information (in thousands):

	Years ended December 31

	2002	2001	2000

Net sales to customers in the following countries:
United States	$178,085	151,103	160,958
Canada	48,360	50,517	53,124
United Kingdom	16,696	24,764	10,236
Belgium	12,585	7,987	4,581
France	9,576	16,114	9,092
Other foreign countries	45,132	40,601	35,152

Total	$310,434	291,086	273,143

	As of December 31

	2002	2001

Long-lived assets located in the following countries:
United States	$57,123	67,481
Canada	40,107	28,437
Other foreign countries	2,118	1,754

Total	$99,348	97,672

No customer accounted for more than 10% of consolidated net sales in 2002, 2001 or 2000.

13. DERIVATIVE FINANCIAL INSTRUMENTS

In January 2001, the Company adopted the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As a result, the Company recognized a net liability for all derivatives totaling $1,135,000, of which, $352,000 ($351,000 after income taxes) was charged to the statement of earnings as a transition adjustment for the cumulative effect of the change in accounting principle. The remaining net liability for all derivatives was charged to the unbilled revenue component of accounts receivable for $375,000 and to the other comprehensive income component of stockholders’ equity for $408,000.

At December 31, 2002, the Company’s net value of all derivatives was a liability of $246,000. The derivative activity as reported in the Company’s financial statements for the years ended December 31 was (in thousands):

	2002	2001

Net liability for derivatives at January 1	$(166)	(1,135)
Changes in statements of earnings:
Sales:
Gain in value of embedded derivatives	106	718
Foreign exchange gain (loss) on derivative instruments:
Gain in value of ineffective portion of derivative instruments that qualify as hedging instruments	—	32
Loss in value of derivative instruments that do not qualify as hedging instruments	(366)	(607)
Matured foreign exchange contracts	180	418

Net statement of earnings gain (loss) from changes in value of derivative instruments	(80)	561

Other comprehensive income:
Matured foreign exchange contracts	—	366
Gain in value of highly effective hedging instruments	—	31
Hedges determined to be ineffective	—	11

Net other comprehensive income	—	408

Net liability for derivatives at December 31	$(246)	(166)

The Company recognized no gains or losses during the year for cash flow hedges that have been discontinued because the forecasted transactions did not occur. All of the derivative contracts in place at December 31, 2002 will expire by the end of June 2003. As of December 31, 2002, the Company’s cash flow hedges had resulted in no cumulative charges to other comprehensive income because the qualified cash flow hedges have been completed.

13. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

The table below summarizes, by major currency, the notional amounts of foreign currency forward contracts in U.S. dollars at December 31, 2002. The “buy” amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the “sell” amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies (in thousands).

	Buy	Sell

Canadian dollar	$20,000	—
Euro	—	4,482

Total	$20,000	4,482

The fair market value of these foreign exchange contracts was a net liability of $315,000 at December 31, 2002.

14. CONTRACT RESERVE ADJUSTMENT

In December 2001, the Company accrued a $3.5 million contract reserve, which represented an estimate of the loss to be incurred in settlement of a Space & Technology contract. Under this contract, the Company was to develop and supply the crucial antenna technology for systems that provide multi-channel, live television to commercial airline flights. The customer was a partner in a joint venture that marketed these television systems to the airline industry. The Company had worked with this customer on the contract for over three years and invested considerable time and expense. The expectations were that the product rollout to the airline industry would have substantially begun by 2001. However, the rollout had proceeded much slower than expected, and the airline industry faced difficult economic conditions that had deteriorated significantly in late 2001. As a result, there were considerable uncertainties at the end of 2001 about the timing of the airline industry’s recovery and adoption of the technology. Based upon these factors, the Company concluded that sales under the contract were unlikely to develop at the previously expected rate, and decided to seek a settlement of the contract with the customer, including possible use of the contract’s provisions for dispute resolution.

In 2002, while settlement negotiations were still in an early stage, the television-system joint venture was acquired by a new airline that had been the joint venture’s largest customer. Subsequently, the Company reached a new, long-term agreement to supply the airline with advanced antennas. Based on the terms of this agreement and the strong financial position and creditworthiness of the new airline, the Company concluded that it no longer needed the $3.5 million reserve. The elimination of this reserve resulted in a statement of earnings benefit in the fourth quarter of 2002.

15. WRITE-DOWN OF NETSAT 28 ASSETS

Effective as of December 31, 2000, the Company wrote down the full $2.9 million value of certain receivables and inventories related to NetSat 28 Company, L.L.C. (NetSat), which proposes to offer broadband communications services via a high-capacity geostationary Ka-band satellite over the United States. In September 1999, the Company had negotiated an agreement to acquire control of NetSat. The acquisition was subject to approval by the Federal Communications Commission (FCC) to transfer control of NetSat’s license to launch and operate its services. In the first half of 2000, the Company recorded $2.9 million of receivables and inventory related to NetSat’s activities. In mid-2000, the FCC unexpectedly revoked NetSat’s license, based upon NetSat’s failure to begin satellite construction prior to a milestone date of May 1998. The Company was unable to determine, prior to the issuance of its financial statements for the year 2000, the probable outcome and timing of: (1) the FCC’s response to NetSat’s application to reinstate its license or (2) negotiations with potential investors in the NetSat venture. As a result of these uncertainties, the Company wrote down the full value of its NetSat-related receivables and inventories. Subsequent to the issuance of the 2000 financial statements, the FCC reinstated NetSat’s license and approved the transfer of control to the Company. With other investors, the Company then established a new entity — Miraxis, L.L.C. — to pursue a broadband communications business plan. Due to continuing uncertainty about whether the new venture can secure enough capital to proceed with its business plan, the Company has not attributed any value on its balance sheet to its minority investment in Miraxis.

16. COMMITMENTS AND CONTINGENCIES

The Company is committed under several non-cancelable operating leases for office space, computer and office equipment and automobiles. Minimum annual lease payments under such leases are $4,042,000 in 2003, $2,160,000 in 2004, $1,420,000 in 2005, $1,226,000 in 2006, $1,226,000 in 2007 and $146,000 thereafter.

The Company also has short-term leases for regional sales offices, equipment and automobiles. Total rent expense under all operating leases was approximately $5,074,000, $4,622,000, and $4,868,000 in 2002, 2001 and 2000, respectively.

The Company’s Canadian operations have received cost-sharing assistance from the Government of Canada under several programs that support the development of new commercial technologies and products for space. This funding is repayable in the form of royalties, the level of which will depend upon several factors, including future revenue and profit levels to be derived from the potential new technologies and products. To the extent that the royalties may exceed the repayable amounts already recorded in long-term debt, the Company will incur royalty expense; however, these royalties accrue at rates generally less than one percent of related sales, and will be incurred only if additional revenues and profits are also recognized from new technologies and products. As a result, although the Company cannot accurately estimate the level of future possible royalties, the Company does not believe that such royalties will have a material adverse effect on future results of operations.

The Company provides a limited warranty for each of its products. The basic warranty periods vary from one to five years, depending upon the type of product. For certain products, customers can purchase warranty coverage for specified additional periods.

16. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company records a liability for the estimated costs to be incurred under warranties. The amount of this liability is based upon historical, as well as expected, rates of warranty claims. The warranty liability is periodically reviewed for adequacy and adjusted as necessary. Following is a reconciliation of the aggregate product warranty liability for the year ended December 31, 2002 (in thousands):

2002

Balance at December 31, 2001	$1,089
Accruals for warranties issued during the period	1,519
Settlements made during the period	(1,190)

Balance at December 31, 2002	$1,418

17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Following is a summary of interim financial information for the years ended December 31, 2002 and 2001 (in thousands, except net earnings per share):

	2002 Quarters ended

	March 30	June 29	September 28	December 31

Net sales	$70,439	82,870	75,061	82,064
Operating income	3,636	4,275	2,320	5,128
Net earnings	2,112	2,491	1,966	2,018
Net earnings per share:
Basic	0.20	0.24	0.18	0.19
Diluted	0.20	0.23	0.18	0.19

	2001 Quarters ended

	March 31	June 30	September 29	December 31

Net sales	$67,164	74,567	68,886	80,469
Operating income (loss)	3,720	3,931	1,903	(997)
Net earnings	1,806	1,701	1,005	4
Net earnings per share:
Basic	0.20	0.19	0.10	—
Diluted	0.20	0.19	0.10	—

Operating income in the fourth quarter of 2002 included a reversal of the $3.5 million contract reserve for a long-term supply contract to the commercial airline industry.

Operating loss in the fourth quarter of 2001 included a $3.5 million contract reserve adjustment for a long-term supply contract to the commercial airline industry. In addition, the Company’s net earnings in the fourth quarter of 2001 included favorable year-to-date adjustments of approximately $575,000 after tax, related mainly to foreign exchange for its LXE European operations. The Company believes that these adjustments, if applied retroactively, would not have had a material effect on the quarterly results for 2001 as reported.