Form 10-Q
period 2003-03-29
EMS TECHNOLOGIES INC
filed 2003-05-13
CIK 32198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003

Commission file number 0-6072

EMS TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Georgia	58-1035424
(State or other jurisdiction of	(IRS Employer ID Number)
incorporation or organization)

660 Engineering Drive
Norcross, Georgia	30092
(Address of principal executive offices)	(Zip Code)

(770) 263-9200
Registrant’s Telephone Number, Including Area Code

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

     The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on May 13, 2003:

Class	Number of Shares
Common Stock, $.10 par Value	10,658,038

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

PART I

FINANCIAL INFORMATION

ITEM 1.       Financial Statements

EMS Technologies, Inc. and Subsidiaries
Consolidated Statements of Earnings (Unaudited)
(In thousands, except net earnings per share data)

	Quarters Ended

	Mar 29	Mar 30
	2003	2002

Net sales	$66,536	70,439
Cost of sales	44,797	45,289
Selling, general and administrative expenses	14,769	14,863
Research and development expenses	6,334	6,651

Operating income	636	3,636
Non-operating expense	(78)	(66)
Foreign exchange gain	272	284
Interest expense	(796)	(837)

Earnings before income taxes	34	3,017
Income tax expense	(12)	(905)

Net earnings	$22	2,112

Net earnings per share:
Basic	—	0.20
Diluted	—	0.20
Weighted average number of shares:
Basic	10,658	10,439
Diluted	10,671	10,660

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands)

	Mar 29	Dec 31
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$9,596	12,430
Trade accounts receivable	92,360	101,828
Inventories	45,494	41,003
Deferred income taxes	1,693	1,693

Total current assets	149,143	156,954

Property, plant and equipment:
Land	3,625	3,450
Building and leasehold improvements	21,003	20,512
Machinery and equipment	86,119	81,516
Furniture and fixtures	6,902	6,751

Total property, plant and equipment	117,649	112,229
Less accumulated depreciation and amortization	64,455	60,821

Net property, plant and equipment	53,194	51,408

Investment in SkyBridge LLP	17,909	17,909
Deferred income taxes – non-current	1,875	1,780
Accrued pension asset	2,764	2,739
Intangible assets, net	3,622	3,499
Goodwill, net	13,526	13,526
Other assets	11,510	8,487

	$253,543	256,302

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited), continued
(in thousands, except share data)

	Mar 29	Dec 31
	2003	2002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$36,796	33,920
Accounts payable	29,750	35,734
Accrued compensation	5,013	7,297
Accrued retirement costs	3,172	2,511
Accrued post-retirement benefit	3,062	2,767
Deferred service revenue	5,609	4,108
Other liabilities	2,388	3,212

Total current liabilities	85,790	89,549
Long-term debt, excluding current installments	18,671	20,768

Total liabilities	104,461	110,317

Stockholders’ equity:
Preferred stock of $1.00 par value per share. Authorized 10,000,000 shares; none issued	—	—
Common stock of $.10 par value per share. Authorized 75,000,000 shares; issued and outstanding 10,658,000 in 2003 and 2002	1,066	1,066
Additional paid-in capital	60,867	60,867
Accumulated other comprehensive income	(2,746)	(5,821)
Retained earnings	89,895	89,873

Total stockholders’ equity	149,082	145,985

	$253,543	256,302

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Quarters Ended

	Mar 29	Mar 30
	2003	2002

Cash flows from operating activities:
Net earnings	$22	2,112
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	3,063	2,460
Changes in operating assets and liabilities:
Trade accounts receivable	12,398	(2,211)
Inventories	(3,165)	(4,331)
Accounts payable	(8,443)	(1,095)
Income taxes payable	(1,117)	1,018
Accrued costs, deferred revenue and other current liabilities	(828)	(1,343)
Other	(1,533)	(400)

Net cash provided by (used in) operating activities	397	(3,790)

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,991)	(3,838)

Cash flows from financing activities:
Proceeds from new term debt	—	2,331
Repayments of term debt	(454)	(536)
Net (decrease) increase in revolving debt	(121)	2,658
Proceeds from exercise of stock options, net of withholding	—	398

Net cash provided by (used in) financing activities	(575)	4,851

Net change in cash and cash equivalents	(3,169)	(2,777)
Effect of exchange rates on cash	335	270
Cash and cash equivalents at beginning of period	12,430	11,777

Cash and cash equivalents at end of period	$9,596	9,270

Supplemental disclosure of cash flow information:
Cash paid for interest	$978	964
Cash paid for income taxes	156	117

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Notes to Interim Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The interim consolidated financial statements include the accounts of EMS Technologies, Inc. and its wholly-owned subsidiaries LXE Inc. and EMS Technologies Canada, Ltd. (collectively, “the Company”). In the opinion of management, the interim consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain prior period financial statement balances have been reclassified to conform to the current period’s classification. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

— Stock Option Plans

Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” which permits entities to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by SFAS No. 123.

The Company has adopted SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” including the interim reporting requirements. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value method to measure stock-based compensation (in thousands, except net earnings per share):

	Quarters Ended

	Mar 29	Mar 30
	2003	2002

Net earnings (loss):
As reported	$22	2,112
Stock-based employee compensation expense determined under the fair value method, net of tax	612	439

Pro forma	$(590)	1,673

Basic net earnings (loss) per share:
As reported	$—	0.20
Pro forma	(0.06)	0.16
Diluted net earnings (loss) per share:
As reported	—	0.20
Pro forma	(0.06)	0.16

2.	Derivative Financial Instruments

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

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires the Company to recognize all derivatives on the balance sheet at fair value. Under SFAS No. 133, certain of the Company’s routine long-term contracts to deliver Space & Technology products are considered to be derivative instruments, because these contracts create long-term obligations for non-U.S. customers to pay the Company’s Canadian subsidiary in U.S. dollars. Changes in the fair values of these embedded derivatives are included in current earnings.

The derivative activity as reported in the Company’s financial statements during the quarters was (in thousands):

	Quarters Ended

	Mar 29	Mar 30
	2003	2002

Net liability for derivatives, beginning of quarter	$(246)	(166)
Sales:
Gain in value of embedded derivatives	88	159
Foreign exchange gain on derivative instruments:
Gain in value on derivative instruments that do not qualify as hedging instruments	1,051	149

Net statement of earnings gain from changes in value of derivative instruments	1,139	308

Net asset for derivatives, end of quarter	$893	142

All of the foreign currency contracts currently in place will expire by the end of the third quarter of 2003.

3.	Earnings per Share

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

The Company has granted stock options that are potentially dilutive to basic earnings per share, summarized as follows (shares in thousands):

	Quarters Ended

	Mar 29	Mar 30
	2003	2002

Dilutive stock options, included in earnings per share calculations:
Shares	531	1,600
Average price per share	$13.74	15.15
Anti-dilutive stock options, excluded from earnings per share calculations:
Shares	1,363	258
Average price per share	$18.60	23.01

For each earnings per share calculation reported for the first quarter of 2003 and 2002, the numerators were the same as reported in the income statement. Following is a reconciliation of the denominator for basic and diluted earnings per share calculations for the first quarter (in thousands):

	Quarters Ended

	Mar 29	Mar 30
	2003	2002

Basic-weighted average common shares outstanding	10,658	10,439
Common equivalent shares from stock options	13	221

Diluted-weighted average common and common equivalent shares outstanding	10,671	10,660

4.	Comprehensive Income (Loss)

Following is a summary of comprehensive income (loss) (in thousands):

	Quarters Ended

	Mar 29	Mar 30
	2003	2002

Net income	$22	2,112
Other comprehensive income (loss) -
Foreign currency translation adjustment	3,230	270
Change in value of investment security available for sale	(155)	—

Comprehensive income	$3,097	2,382

5.	Inventories

Inventories included the following (in thousands):

	Mar 29	Dec 31
	2003	2002

Parts and materials	$30,275	27,073
Work in process	12,007	9,569
Finished goods	3,212	4,361

Inventories, net	$45,494	41,003

6.	Interim Segment Disclosures

The Company is organized into five reportable segments: Space & Technology/Atlanta, Space & Technology/Montreal, LXE, EMS Wireless and SATCOM. Each segment is separately managed and comprises a range of products and services that share distinct operating characteristics. The Company evaluates each segment primarily upon operating profit.

The Space & Technology segments manufacture custom-designed, highly engineered hardware for use in advanced communications. The Space & Technology/Atlanta segment primarily serves the defense market, while the Space & Technology/Montreal segment provides products for the commercial satellite market. Orders in both these segments typically involve development and production schedules that can extend a year or more, and most revenues are recognized under percentage-of-completion long-term contract accounting. Hardware is sold to prime contractors or systems integrators rather than to end-users.

The LXE segment manufactures wireless local area networks (“LAN”) products for use mainly in logistics. The manufacturing cycle for each order is generally just a few days, and revenues are recognized upon shipment of hardware. Hardware is marketed to end-users and to third parties that incorporate their products and services with the Company’s hardware for delivery to end-users.

The EMS Wireless segment manufactures antennas and repeaters for PCS/cellular communications systems. The manufacturing cycle for each order is generally just a few days, and revenues are generally recognized upon shipment of hardware. Hardware is marketed to wireless service providers and to original equipment manufacturers (“OEMs”) for mobile voice/paging services, as well as for other emerging high-speed wireless systems.

The SATCOM segment manufactures antennas and other hardware for satellite communications systems. The manufacturing cycle for most orders is generally just a few days, and revenues are recognized upon shipment of hardware. The SATCOM segment also has orders that involve development and production schedules that can extend a year or more, and these revenues are recognized under percentage-of-completion long-term contract accounting. Hardware is marketed to third parties that incorporate their products and services with the Company’s hardware for delivery to end-users.

Following is a summary of the Company’s interim segment data (in thousands):

	Quarters Ended

	Mar 29	Mar 30
	2003	2002

Net sales:
Space & Technology/Atlanta	$12,088	11,707
Space & Technology/Montreal	10,292	18,264
LXE	22,099	19,885
EMS Wireless	8,806	12,733
SATCOM	10,582	6,305
Other	2,669	1,545

Total	$66,536	70,439

Operating income (loss):
Space & Technology/Atlanta	$1,008	632
Space & Technology/Montreal	(2,995)	605
LXE	1,347	694
EMS Wireless	123	907
SATCOM	1,539	853
Other	(386)	(55)

Total	$636	3,636

Net earnings (loss):
Space & Technology/Atlanta	$533	289
Space & Technology/Montreal	(2,711)	590
LXE	806	286
EMS Wireless	72	506
SATCOM	1,241	714
Other	(258)	(40)
Corporate	339	(233)

Total	$22	2,112

	Mar 29	Dec 31
	2003	2002

Assets:
Space & Technology/Atlanta	$41,845	52,009
Space & Technology/Montreal	71,838	68,172
LXE	63,011	67,152
EMS Wireless	21,289	21,277
SATCOM	24,277	23,261
Other	6,186	5,185
Corporate	25,097	19,246

Total	$253,543	256,302

Goodwill:
LXE	$9,982	9,982
EMS Wireless	3,544	3,544

Total	$13,526	13,526

ITEM 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes included in Item 1 of Part 1 of this quarterly report and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which often require the judgment of management in the selection and application of certain accounting principles and methods. We consider the following to be critical to an understanding of our financial statements because their application requires significant judgment, and because differences, between actual future events and the expectations on which these judgments were based, can have significant effects on our financial results reported for future periods.

Revenue recognition on long-term contracts

Revenue recognition for fixed-price, long-term contracts in the two Space & Technology segments, and in the SATCOM segment, is a critical accounting policy involving significant management estimates. These segments’ long-term contracts use the ratio of cost-incurred to total-estimated-cost, as the measure of performance that determines how much revenue should be recognized. The calculation of total-estimated-cost relies on engineering estimates of the cost to complete the contract, with allowances for identifiable risks and uncertainties. These engineering estimates are frequently reviewed and updated. However, unforeseen problems can occur to substantially reduce the rate of future revenue recognition in relation to costs incurred.

Most of the Space & Technology segments’ contracts involve development of new or unproven applications of technology. Due to technological uncertainties, a contract may be broadly defined in its early stages, with a structure to accommodate future changes in the scope of work or contract value as technical development progresses. In such cases, management must estimate the future expected levels of scope of work and likely contract value changes to determine the appropriate level of current revenue associated with current costs incurred. Actual future changes may vary from expected changes, resulting in a reduction (or increase) in revenues recognized in future periods.

Accounting for government research incentives

Our accrual of research incentives from the Canadian government is a critical accounting policy involving management estimates for our Space & Technology/Montreal segment. These incentives are in the form of a cash reimbursement for a portion of certain qualified research expenditures. Incentives are recorded as a reduction of cost of sales, because the underlying research efforts primarily apply to development of technological capabilities for specific business opportunities. For the quarter ended March 29, 2003, total incentives earned were approximately $621,000, compared with $685,000 for the quarter ended March 30, 2002. We have established procedures to identify qualified costs and to submit appropriate claims for reimbursement; all of these claims are subject to financial and scientific audits by the Canadian government concerning whether certain expenses qualified for incentive programs. Although there have historically been no significant disallowances of previously accrued incentives that resulted from these audits, such disallowances in the future would have an unfavorable effect on our statement of earnings.

Evaluation of long-lived assets for impairment

All long-lived assets on the balance sheet are periodically reviewed for impairment. The most significant long-lived asset is a less-than-5% equity investment in a limited partnership, SkyBridge LLP, with a carrying value on the balance sheet of $17.9 million at March 29, 2003. The goal of this investment is to enable us to participate in the development and implementation of a satellite network to provide high-data-rate wireless services. The partnership is an active and financially viable entity, and management representatives attend partners’ meetings to receive updates on the entity’s progress. Since we acquired our equity investment four years ago, new equity partners have invested in the partnership at a higher subscription price than we paid. As a result, we believe that the asset is not impaired and that it is appropriately accounted for as of March 29, 2003. However, due to current difficult economic conditions in the commercial space market, the partnership has delayed construction of its satellite network and is instead developing a new business strategy based on an architecture with GEO (“geosynchronous earth orbit”) satellites rather than LEO (“low earth orbit”) satellites. If the current difficult market conditions persist for commercial space ventures, we may determine at some future date that the asset has become impaired, which would require a charge to non-operating income.

Establishment of reserves for deferred income tax assets

It is management’s expectation that in the future our Canadian operations will earn more than enough research-related tax benefits each year to offset any Canadian federal tax liability for any given year. As a result, we have reserved substantially all the net deferred tax assets associated with these research-related tax benefits (totaling approximately $17 million at March 29, 2003), because they are unlikely to be realized. However, this reserve may be reduced, resulting in an income tax benefit to a future statement of earnings, if (1) the level of our qualified research in Canada decreases, which would lower the tax benefits earned in future years, or (2) our profitability in Canada increases, which would increase the tax liability incurred in future years.

Results of Operations

Net Sales

Consolidated net sales decreased to $66.5 million in the first quarter of 2003, compared with $70.4 million in the first quarter of 2002. The most significant decrease was in our Space & Technology/Montreal (“S&T/Montreal”) segment. S&T/Montreal mainly serves the commercial space markets, which are currently experiencing very difficult conditions. This segment’s revenues decreased $8.0 million from the same period in the prior year. Sales at the EMS Wireless segment decreased by $3.9 million from the prior year due to the slowdown in capital spending in the telecommunications market. The Space & Technology/ Atlanta, LXE and SATCOM segments experienced increases in revenue from the prior year.

Net Sales and Operating Income by Segment

Our segment net sales and operating income (loss) were as follows (in thousands):

	Quarters Ended

	March 29	March 30
	2003	2002

Net sales:
Space & Technology/Atlanta	$12,088	11,707
Space & Technology/Montreal	10,292	18,264
LXE	22,099	19,885
EMS Wireless	8,806	12,733
SATCOM	10,582	6,305
Other	2,669	1,545

Total	$66,536	70,439

Operating income (loss):
Space & Technology/Atlanta	$1,008	632
Space & Technology/Montreal	(2,995)	605
LXE	1,347	694
EMS Wireless	123	907
SATCOM	1,539	853
Other	(386)	(55)

Total	$636	3,636

Space & Technology/Atlanta: Sales in our Space & Technology/Atlanta (“S&T/Atlanta”) segment, which primarily serves the defense markets, increased by $381,000 from the same quarter last year. We expect that defense markets will continue to improve during the current fiscal year.

Space & Technology/Montreal: Sales in our S&T/Montreal segment, which primarily serves the commercial space markets, decreased by $8.0 million from the first quarter of last year. Increasingly difficult market conditions caused commercial space orders to decline over the last three years, with the result that commercial space revenues and profits peaked in 2001 and decreased significantly in 2002 and in the first quarter of 2003. We expect that difficult market conditions in commercial space will persist in 2003. We also believe that we have reduced our continuing financial risk on most of the large long-term contracts that over recent years have presented serious technical, schedule and contractual challenges. However, on a small number of relatively large programs, we continue to address technical, schedule and contractual issues that, if not satisfactorily resolved, would materially affect our 2003 S&T/Montreal revenues under the percentage-completion method of accounting described in our critical accounting policies.

LXE: LXE net sales increased to $22.1 million for the first quarter of 2003 compared with $19.9 million in the same period last year. The increase is due to higher international revenues, particularly from increased capital spending in our European markets and a stronger euro.

EMS Wireless: Net sales in our EMS Wireless segment decreased by $3.9 million from the first quarter of 2002 due to slowdown in capital spending in the telecommunications markets. Despite the slowdown, the EMS Wireless segment was able to report a modest profit. We are uncertain whether the market for base-station antennas will significantly improve during the remainder of 2003, but we are seeking to generate additional revenues through introduction of new products and broader market acceptance of our repeater products.

SATCOM: Net sales in our SATCOM segment increased $4.3 million from the first quarter of 2002, primarily from sales of our high-speed-data products. We expect that our corporate jet sales will significantly slow in 2003, but SATCOM’s overall sales should continue to grow based on defense and security opportunities for both our land-mobile and aeronautical products.

Cost of Sales

Cost of sales, as a percentage of consolidated net sales, was 67.3% in the first quarter of 2003 compared with 64.3% in the first quarter of 2002. The increase in the cost of sales percentage was mostly in the S&T/Montreal and SATCOM segments. The increase in the S&T/Montreal segment was due to supplier delays and technical difficulties on commercial space contracts. The increase in the SATCOM segment was due to the effect of the strengthening Canadian dollar against the U.S. dollar.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $14.8 million and $14.9 million for the first quarters of 2003 and 2002, respectively. The increase in SG&A expenses in the LXE segment from increased international expenses and in the SATCOM segment from the introduction of new products, was more than offset by the reduction in SG&A expenses in the S&T/Atlanta, S&T/Montreal and EMS Wireless segments due to cost-control measures.

Research and Development Expenses

Research and development expenses (“R&D”) represent the cost of our internally funded efforts. Significant R&D efforts also occur under specific customer orders in the Space & Technology segments and, accordingly, are reflected in cost of sales. Consolidated R&D decreased to $6.3 million in the first quarter of 2003 from $6.7 million in the first quarter of 2002. The decrease is due to reductions in internally funded R&D, as development was completed on a high-speed aeronautical terminal for SATCOM, and certain repeater products for EMS Wireless.

Foreign Exchange Gain (Loss)

We recognize foreign exchange gains and losses related to an asset or liability denominated in a foreign currency, and if applicable, any embedded derivatives. We use foreign currency forward contracts to hedge our exposure to fluctuations in the foreign currency exchange rates.

Because of U.S. dollar-denominated contracts from customers of our Canadian subsidiary, a stronger U.S. dollar against the Canadian dollar usually results in foreign exchange gains. Due to our Canadian subsidiary’s operations in the United Kingdom, a stronger Canadian dollar against the British pound usually results in foreign exchange gains. We also recognize net gains and losses from translation of the LXE European subsidiaries’ short-term intercompany liabilities (payable in U.S. dollars). These liabilities arise when the subsidiaries buy LXE products from the parent for resale in Europe. A weaker U.S. dollar against the euro usually results in foreign exchange gains.

In the first quarter of 2003, the net foreign currency gain of $272,000 was a result of the weaker U.S. dollar against the euro and the stronger Canadian dollar against the British pound. In the first quarter of 2002, the net foreign currency gain of $284,000 was a result of the stronger U.S. dollar against the Canadian dollar.

Interest Expense

Interest expense decreased to $796,000 in 2003 compared with $837,000 in 2002. The decrease in 2003 was due to decreased average debt levels that resulted from positive cash flow and to lower interest rates.

Income Tax Expense

The effective income tax rate was 35% for the first quarter of 2003 compared with 30% for the first quarter of 2002. The effective income tax rate increased because management expected that, for the year 2003, a higher portion of pre-tax profits would derive from the Company’s U.S. operations. The U.S. operations have an effective income tax rate of approximately 38%, as compared with the Company’s Canadian operations that have a much lower effective income tax rate due to research-related tax credits. The interim effective income tax rate is based upon management’s expectations for the full year. This rate could increase in subsequent interim periods if the Company earns more profits than expected in the U.S. or fewer profits than expected in Canada.

New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This statement also amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. In addition, this statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for the Company’s fiscal year beginning in 2003 with earlier application encouraged. Adoption did not have a material impact on the consolidated financial statements of the Company.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which requires the guarantor to: (1) recognize a liability for the fair value of the “obligation to stand ready to perform” under a guarantee, and (2) provide disclosure information concerning specified other guarantees, such as product warranties. The recognition and measurement provisions of Interpretation No. 45 apply to guarantees entered into or modified after December 31, 2002, and the implementation of these provisions did not have a material impact on the Company’s consolidated financial statements. The Company has adopted the disclosure requirements of Interpretation No. 45 for specified guarantees, including product warranties, contingent consideration from a business combination, and a parent’s guarantee of a portion of a subsidiary’s debt to a third party.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The disclosures required by SFAS No. 148 are included above in Note 1 of the Notes to Interim Consolidated Financial Statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” The interpretation provides guidance on consolidating variable interest entities and applies immediately to variable interests created after January 31, 2003. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties, or if the equity investors lack certain specified characteristics. Adoption of Interpretation No. 46 did not have a material impact on the Company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to address decisions reached by the Derivatives Implementation Group, developments in other Board projects that address financial instruments, and implementation issues related to the definition of a derivative. The Company is currently evaluating the impact that SFAS No. 149 will have on the Company’s consolidated financial statements.

Liquidity and Capital Resources

Net cash provided by operating activities was $397,000 in the first quarter of 2003, compared with net cash used in operating activities of $3.8 million in the first quarter of 2002. The main source of cash in the first quarter of 2003 was the reduction in accounts receivable which includes cash receipts from large contracts in S&T/Atlanta. This was partially offset by the use of cash to decrease accounts payable and to increase inventories.

During 2003, the net repayment of long-term debt was $575,000. This change included a $121,000 net decrease in the balances due under revolving credit arrangements and net repayments of term debt of approximately $454,000.

At March 29, 2003, the Company had $8.6 million available for borrowing under its U.S. revolving credit agreement and $2.5 million available for borrowing under its Canadian revolving credit agreement. At March 29, 2003, the Company was either in compliance with or had received a bank waiver of compliance relating to all covenants. These credit agreements mature in 2003, and the Company expects to renew these agreements on terms that are comparable with the existing terms.

The Company expects that capital expenditures in 2003 will range from $10 million to $15 million. These expenditures will be used primarily to purchase equipment that increases or enhances capacity and productivity.

The Company’s material contractual cash commitments and material other commercial commitments have not changed significantly from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2002.

Management believes that cash flows from operations and borrowings available under its credit agreements will provide sufficient liquidity to meet the operating and capital expenditure needs for existing operations during the next twelve months. To fund long-term growth, the Company may consider such measures as offerings of common stock or convertible securities, or revised long-term credit arrangements.

Risk Factors and Forward-Looking Statements

The Company has included forward-looking statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Actual results could differ materially from those suggested in any forward-looking statements as a result of a variety of factors. Such factors include, but are not limited to:

•	economic conditions in the U.S. and abroad and their effect on capital spending in the Company’s principal markets;

•	volatility of foreign exchange rates relative to the U.S. dollar and their effect on purchasing power by international customers, as well as the potential for realizing foreign exchange gains or losses associated with net foreign assets held by the Company;

•	successful resolution of technical problems, proposed scope changes, or proposed funding changes that may be encountered on contracts;

•	changes in the Company’s consolidated effective income tax rate caused by the extent to which actual taxable earnings in the U.S., Canada and other taxing jurisdictions may vary from expected taxable earnings;

•	successful completion of technological development programs by the Company and the effects of technology that may be developed by competitors;

•	successful transition of products from development stages to an efficient manufacturing environment;

•	customer response to new products and services, and general conditions in our target markets (such as logistics, PCS/cellular telephony and space-based communications);

•	the availability of financing for satellite data communications systems and for expansion of terrestrial PCS/cellular phone systems;

•	the extent to which terrestrial systems succeed in providing extensive broadband Internet access on a dependable and economical basis;

•	development of successful working relationships with local business and government personnel in connection with the distribution and manufacture of products in foreign countries;

•	the growth rate of demand for various mobile and high-speed data communications services;

•	the Company’s ability to attract and retain qualified personnel, particularly those with key technical skills; and

•	the availability of sufficient additional credit or other financing, on acceptable terms, to support the Company’s expected growth.

ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk

As of March 29, 2003, the Company had the following market risk sensitive instruments (in thousands):

Mar 29
2003

Revolving credit loan with a U.S. bank, $10.0 million maturing in November 2003, the remainder payable on demand, interest payable quarterly at a variable rate (average rate of 3.41% at the end of the quarter)	$16,850
Revolving credit loan with a bank in Canada, no specific maturity but subject to review at least annually, interest payable at a variable rate (5.75% at the end of the quarter)	13,880
Term installment loan with a bank in Canada, maturing in December 2005, principal and interest payable quarterly at a variable rate (6.00% at the end of the quarter)	2,861
Revolving credit loan with a bank in the United Kingdom, maturing in April 2004, interest payable monthly at a variable rate (5.25% at the end arter) of the quarter)	1,555

Total market-sensitive debt	$35,146

As of March 29, 2003, the Company also had intercompany accounts that eliminate in consolidation but that are considered market risk sensitive instruments. Short-Term Due to Parent, payable by European and Australian subsidiaries and arising from purchase of the Parent’s products for sale, were as follows:

	Exchange Rate
	($U.S. per unit of		$U.S. in thousands
	local currency)		(Reporting Currency)

Belgium	1.0780	/Euro	$1,092
Germany	1.0780	/Euro	996
Italy	1.0780	/Euro	916
Australia	0.6009	/Dollar	738
France	1.0780	/Euro	483
Sweden	0.1170	/Krona	77
Netherlands	1.0780	/Euro	66
United Kingdom	1.5748	/Pound	(632)

Total short-term due to parent			$3,736

The Company has foreign currency risks associated with forward contracts as follows (in thousands, except average contract rate):

			Average	($U.S.)
	Notional		Contract	Fair
	Amount		Rate	Value

Foreign currency forward exchange contracts:
Euros (sell for U.S. dollars)	3,250	Euros	0.9615	$(124)
U.S. dollars (sell for Canadian dollars)	19,500	USD	1.5665	860

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

PART II

OTHER INFORMATION

ITEM 6.       Exhibits and Reports on Form 8-K

(a)	Exhibits — The following exhibits are filed as part of this report:

3.1	Second Amended and Restated Articles of Incorporation of EMS Technologies, Inc. effective March 22, 1999 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)

3.2	Bylaws of EMS Technologies, Inc., as amended through March 15, 1999 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)

99.1	Certifications of the Registrant’s Chief Executive and Chief Financial Officers, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K. On February 25, 2003, the Registrant filed a Report on Form 8-K, reporting with respect to Item 5, Other Events and Required FD Disclosure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMS TECHNOLOGIES, INC.

By:	/s/	Alfred G. Hansen	Date: 5/13/03

Alfred G. Hansen

President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/	Don T. Scartz	Date: 5/13/03

Don T. Scartz

Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Alfred G. Hansen, certify that:

1.        I have reviewed this quarterly report on Form 10-Q of EMS Technologies, Inc.;

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

           b)    Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

           c)    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

           a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

           b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/	Alfred G. Hansen	Date: 5/13/03

Alfred G. Hansen
President and Chief Executive Officer
(Principal Executive Officer)

I, Don T. Scartz, certify that:

1.        I have reviewed this quarterly report on Form 10-Q of EMS Technologies, Inc.;

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

           b)    Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

           c)    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

           a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

           b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/	Don T. Scartz	Date: 5/13/03

Don T. Scartz
Executive Vice President, Chief Financial Officer
and Treasurer (Principal Financial Officer)