Form 10-Q
period 2003-06-28
EMS TECHNOLOGIES INC
filed 2003-08-12
CIK 32198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003

Commission file number 0-6072

EMS TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Georgia	58-1035424

(State or other jurisdiction of incorporation or organization)	(IRS Employer ID Number)

660 Engineering Drive
Norcross, Georgia 30092

(Address of principal executive offices) (Zip Code)

(770) 263-9200

Registrant’s Telephone Number, Including Area Code

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒   No ☐

     The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on August 6, 2003:

Class	Number of Shares

Common Stock, $.10 par Value	10,664,267

AVAILABLE INFORMATION

EMS Technologies, Inc. makes available free of charge, on or through its website at www.ems-t.com, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Information contained on the Company’s website is not part of this report.

Consolidated Balance Sheets (Unaudited)
Consolidated Balance Sheets (Unaudited), continued
Consolidated Statements of Cash Flows (Unaudited)
Notes to Interim Consolidated Financial Statements (Unaudited)
SIGNATURES
EX-31.1 SECTION 302 CERTIFICATION OF THE PRES/CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE VP/CFO
EX-32 SECTION 906 CERTIFICATION OF THE CEO/CFO

PART I
FINANCIAL INFORMATION

ITEM 1. Financial Statements

EMS Technologies, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Quarters Ended		Six Months Ended

	June 28	June 29	June 28	June 29
	2003	2002	2003	2002

Net sales	$64,381	82,870	130,917	153,309
Cost of sales	54,188	56,106	98,985	102,054
Selling, general and administrative expenses	16,721	14,952	31,490	29,156
Research and development expenses	6,710	7,537	13,044	14,188

Operating (loss) income	(13,238)	4,275	(12,602)	7,911
Non-operating (expense) income, net	(265)	55	(343)	(11)
Foreign exchange gain	1,724	200	1,996	484
Interest expense	(860)	(972)	(1,656)	(1,809)

Earnings (loss) before income taxes	(12,639)	3,558	(12,605)	6,575
Income tax expense	(1,431)	(1,067)	(1,443)	(1,972)

Net earnings (loss)	$(14,070)	2,491	(14,048)	4,603

Net earnings (loss) per share:
Basic	$(1.32)	0.24	(1.32)	0.44
Diluted	$(1.32)	0.23	(1.32)	0.43
Weighted average number of shares:
Basic	10,658	10,527	10,658	10,486
Diluted	10,658	10,802	10,658	10,734

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc.

Consolidated Balance Sheets (Unaudited)
(in thousands)

	June 28	Dec 31
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$11,293	12,430
Trade accounts receivable	84,861	101,828
Inventories	46,766	41,003
Deferred income taxes	1,693	1,693

Total current assets	144,613	156,954

Property, plant and equipment:
Land	3,843	3,450
Building and leasehold improvements	21,593	20,512
Machinery and equipment	91,333	81,516
Furniture and fixtures	7,080	6,751

Total property, plant and equipment	123,849	112,229
Less accumulated depreciation and amortization	68,631	60,821

Net property, plant and equipment	55,218	51,408

Investment in SkyBridge LLP	17,909	17,909
Deferred income taxes – non-current	1,875	1,780
Accrued pension asset	3,019	2,739
Intangible assets, net	3,294	3,499
Goodwill, net	13,526	13,526
Other assets	7,195	8,487

	$246,649	256,302

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc.

Consolidated Balance Sheets (Unaudited), continued
(in thousands, except share data)

	June 28	Dec 31
	2003	2002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$38,946	33,920
Accounts payable	31,796	35,734
Accrued compensation	6,058	7,297
Accrued retirement costs	1,421	2,511
Accrued post-retirement benefits	3,423	2,767
Deferred service revenue	5,191	4,108
Other liabilities	2,965	3,212

Total current liabilities	89,800	89,549
Long-term debt, excluding current installments	18,678	20,768

Total liabilities	108,478	110,317

Stockholders’ equity:
Preferred stock of $1.00 par value per share. Authorized 10,000,000 shares; none issued	—	—
Common stock of $.10 par value per share. Authorized 75,000,000 shares; issued and outstanding 10,658,000 in 2003 and 2002	1,066	1,066
Additional paid-in capital	60,867	60,867
Accumulated other comprehensive income (loss)	413	(5,821)
Retained earnings	75,825	89,873

Total stockholders’ equity	138,171	145,985

	$246,649	256,302

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc.

Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended

	June 28	June 29
	2003	2002

Cash flows from operating activities:
Net earnings (loss)	$(14,048)	4,603
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,799	5,725
Deferred income taxes	(95)	—
Changes in operating assets and liabilities:
Trade accounts receivable	23,421	(2,254)
Inventories	(2,756)	(4,069)
Non-trade foreign government receivable	3,045	(2,398)
Accounts payable	(10,247)	(758)
Income taxes payable	(199)	2,214
Accrued costs, deferred revenue and other current liabilities	(1,286)	(1,071)
Other	414	349

Net cash provided by operating activities	4,048	2,341

Cash flows used in investing activities:
Purchase of property, plant and equipment	(5,455)	(8,790)

Cash flows from financing activities:
Proceeds from new term debt	—	2,446
Repayments of term debt	(930)	(1,272)
Net increase in revolving debt	963	4,317
Proceeds from exercise of stock options, net of withholding	—	1,097

Net cash provided by financing activities	33	6,588

Net change in cash and cash equivalents	(1,374)	139
Effect of exchange rates on cash	237	(615)
Cash and cash equivalents at beginning of period	12,430	11,777

Cash and cash equivalents at end of period	$11,293	11,301

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,657	1,880
Cash paid for income taxes	453	117

Non-Cash Investing and Financing:

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

To accomplish this transaction, EMS issued 81,245 new shares of its common stock (valued at $1.9 million) and assumed liabilities totaling approximately $1.2 million. No goodwill was recognized in this transaction; rather, the $3.1 million total of net assets acquired was recorded as an intangible asset on the balance sheet. This intangible represents the value of Ottercom Ltd.’s satellite communications technologies, intellectual property and product designs. This intangible will be amortized over an estimated useful life of 6 years.

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

The Company has adopted SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” including the interim reporting requirements. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value method to measure stock-based compensation (in thousands, except net earnings per share):

	Quarters Ended		Six Months Ended

	Jun 28	Jun 29	Jun 28	Jun 29
	2003	2002	2003	2002

Net earnings (loss):
As reported	$(14,070)	2,491	(14,048)	4,603
Less: Stock-based employee compensation expense determined under the fair value method, net of tax	(486)	(676)	(1,076)	(1,115)

Pro forma	$(14,556)	1,815	(15,124)	3,488

Basic net earnings (loss) per share:
As reported	$(1.32)	0.24	(1.32)	0.44
Pro forma	$(1.37)	0.17	(1.42)	0.33
Diluted net earnings (loss) per share:
As reported	$(1.32)	0.23	(1.32)	0.43
Pro forma	$(1.37)	0.17	(1.42)	0.32

2.	Derivative Financial Instruments

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

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, requires the Company to recognize all derivatives on the balance sheet at fair value. Under SFAS No. 133, certain of the Company’s routine long-term contracts to deliver Space & Technology products are considered to be derivative instruments, because these contracts create long-term obligations for non-U.S. customers to pay the Company’s Canadian subsidiary in U.S. dollars. Changes in the fair values of these embedded derivatives are included in current earnings.

The derivative activity as reported in the Company’s financial statements during the second quarters and six months ended was (in thousands):

	Quarters Ended		Six Months Ended

	June 28	June 29	June 28	June 29
	2003	2002	2003	2002

Net asset (liability) for derivatives, beginning of period	$893	142	(246)	(166)

Sales:
Gain in value of embedded derivatives	12	—	100	159
Foreign exchange gain (loss) on derivative instruments:
Gain (loss) in value on derivative instruments that do not qualify as hedging instruments	814	(217)	1,689	(68)
Matured foreign exchange contracts	(634)	(50)	(458)	(50)

Net statement of operations gain (loss) from changes in value of derivative instruments	192	(267)	1,331	41

Net asset (liability) for derivatives, end of period	$1,085	(125)	1,085	(125)

All of the foreign currency contracts currently in place will expire by the end of the fourth quarter of 2003.

3.	Earnings Per Share

Basic earnings per share is the per share allocation of income available to common stock-holders based only on the weighted average number of common shares actually outstanding during the period. Diluted earnings per share represents the per share allocation of income attributable to common stockholders based on the weighted average number of common shares actually outstanding plus all dilutive potential common shares outstanding during the period.

The Company has granted stock options that are potentially dilutive to basic earnings per share, summarized as follows (shares in thousands):

	June 28	June 29
	2003	2002

Dilutive stock options, included in earnings per share calculations:
Shares	286	1,603
Average price per share	$11.83	15.74
Anti-dilutive stock options, excluded from per share calculations:
Shares	1,818	395
Average price per share	$17.61	23.81

For each earnings per share calculation reported for the second quarters and first six-month periods of 2003 and 2002, the numerators were the same as reported in the statement of operations. Following is a reconciliation of the denominator for basic and diluted earnings per share calculations for the second quarters and six months ended June 28, 2003 and June 29, 2002 (in thousands):

	Quarters Ended		Six Months Ended

	June 28	June 29	June 28	June 29
	2003	2002	2003	2002

Basic-weighted average common shares outstanding	10,658	10,527	10,658	10,486
Common equivalent shares from stock options	—	275	—	248

Diluted-weighted average common and common equivalent shares outstanding	10,658	10,802	10,658	10,734

4.	Comprehensive Income (Loss)

Following is a summary of comprehensive income (loss) (in thousands):

	Quarters Ended		Six Months Ended

	June 28	June 29	June 28	June 29
	2003	2002	2003	2002

Net income (loss)	$(14,070)	2,491	(14,048)	4,603
Other comprehensive income (loss):
Foreign currency translation adjustment	3,004	1,937	6,234	2,207
Other than temporary impairment of investment security available for sale	155	—	—	—

Comprehensive income (loss)	$(10,911)	4,428	(7,814)	6,810

5.	Trade Accounts Receivable

Trade accounts receivable include the following (in thousands):

	June 28	Dec 31
	2003	2002

Amounts billed	$58,991	61,969
Unbilled revenues under long-term contracts	31,765	47,878
Customer advanced payments	(3,328)	(6,912)
Allowance for doubtful accounts	(2,567)	(1,107)

Trade accounts receivable, net	$84,861	101,828

6.	Inventories

Inventories include the following (in thousands):

	June 28	Dec 31
	2003	2002

Parts and materials	$32,751	27,073
Work in process	10,345	9,569
Finished goods	3,670	4,361

Inventories, net	$46,766	41,003

7.	Interim Segment Disclosures

The Company is organized into five reportable segments: Space & Technology/Atlanta, Space & Technology/Montreal, LXE, EMS Wireless and SATCOM. Each segment is separately managed and comprises a range of products and services that share distinct operating characteristics. The Company evaluates each segment primarily upon operating profit.

The Space & Technology segments manufacture custom-designed, highly engineered hardware for use in advanced communications. The Space & Technology/Atlanta segment primarily serves the defense market, while the Space & Technology/Montreal segment provides products for the commercial satellite market. Orders in both these segments typically involve development and production schedules that can extend a year or more; and most revenues are recognized under percentage-of-completion long-term contract accounting. Hardware is sold to prime contractors or systems integrators rather than to end-users.

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

Following is a summary of the Company’s interim segment data (in thousands):

	Quarters Ended		Six Months Ended

	June 28	June 29	June 28	June 29
	2003	2002	2003	2002

Revenues:
Space & Technology/Atlanta	$10,945	11,778	23,089	23,485
Space & Technology/Montreal	(3,689)	20,131	4,427	35,846
LXE	24,250	21,911	46,349	41,796
EMS Wireless	15,306	14,928	24,112	27,661
SATCOM	11,207	8,836	21,789	15,141
Other	6,362	5,286	11,151	9,380

Total	$64,381	82,870	130,917	153,309

Operating income (loss):
Space & Technology/Atlanta	$802	515	1,869	1,384
Space & Technology/Montreal	(18,032)	732	(20,067)	1,501
LXE	1,641	590	2,981	1,283
EMS Wireless	1,547	1,749	1,677	2,683
SATCOM	820	881	2,354	1,721
Other	(16)	(192)	(1,416)	(661)

Total	$(13,238)	4,275	(12,602)	7,911

Net earnings (loss):
Space & Technology/Atlanta	$434	215	1,003	638
Space & Technology/Montreal	(16,637)	518	(18,509)	746
LXE	922	709	1,722	973
EMS Wireless	880	1,044	955	1,555
SATCOM	552	415	1,812	1,113
Other	(169)	(145)	(1,337)	(586)
Corporate	(52)	(265)	306	164

Total	$(14,070)	2,491	(14,048)	4,603

	June 28	Dec 31
	2003	2002

Assets:
Space & Technology/Atlanta	$40,291	52,009
Space & Technology/Montreal	77,370	86,906
LXE	63,127	67,152
EMS Wireless	25,624	21,277
SATCOM	27,508	23,261
Other	6,364	5,185
Corporate	6,365	512

Total	$246,649	256,302

Goodwill:
LXE	$9,982	9,982
EMS Wireless	3,544	3,544

Total	$13,526	13,526

8.	Acquisition

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

To accomplish this transaction, EMS issued 81,245 new shares of its common stock (valued at $1.9 million) and assumed liabilities totaling approximately $1.2 million. No goodwill was recognized in this transaction; rather, the $3.1 million total of net assets acquired was recorded as an intangible asset on the balance sheet. This intangible represents the value of Ottercom Ltd.’s satellite communications technologies, intellectual property and product designs. This intangible will be amortized over an estimated useful life of 6 years.

9.	Warranty Liability

The Company provides a limited warranty for each of its products. The basic warranty periods vary from one to five years, depending upon the type of product. For certain products, customers can purchase warranty coverage for specified additional periods.

The Company records a liability for the estimated costs to be incurred under warranties. The amount of this liability is based upon historical, as well as expected, rates of warranty claims. The warranty liability is periodically reviewed for adequacy and adjusted as necessary. Following is a reconciliation of the aggregate product warranty liability for the quarter and six months ended June 28, 2003 (in thousands):

Quarter Ended
June 28 2003

Balance at March 29, 2003	$1,437
Accruals for warranties issued during the period	243
Settlements made during the period	(70)

Balance at June 28, 2003	$1,610

Six Months Ended
June 28 2003

Balance at December 31, 2002	$1,418
Accruals for warranties issued during the period	500
Settlements made during the period	(308)

Balance at June 28, 2003	$1,610

10.	Pro-Forma Consolidated Financial Statements for Discontinued Operations

EMS Technologies, Inc.
Pro-Forma Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

The following summary comparative results are presented on a pro forma basis to reflect the effect of discontinued operations treatment, which will be adopted in the third quarter of 2003 subsequent to the Company’s recent adoption of a plan to sell its Space & Technology/Montreal commercial space division.

	Quarters Ended		Six Months Ended

	June 28	June 29	June 28	June 29
	2003	2002	2003	2002

Net sales	$68,070	62,739	126,490	117,622

Operating income	4,794	3,543	7,465	6,410

Earnings before income taxes	3,535	2,772	5,672	5,460

Earnings from continuing operations	2,567	1,973	4,461	3,857
Earnings (loss) from discontinued operations	(16,637)	518	(18,509)	746

Net earnings (loss)	$(14,070)	2,491	(14,048)	4,603

Net earnings (loss) per share:
Diluted from continuing operations	$0.23	0.17	0.40	0.33
Diluted from discontinued operations	(1.55)	0.06	(1.72)	0.10

Diluted earnings (loss) per share	$(1.32)	0.23	(1.32)	0.43

10.	Pro-Forma Consolidated Financial Statements for Discontinued Operations, continued

EMS Technologies, Inc.
Pro-Forma Consolidated Balance Sheets (Unaudited)
(in thousands)

The Company’s following summary comparative balance sheets are presented on a pro forma basis to reflect the effect of discontinued operations treatment, which will be adopted in the third quarter of 2003 subsequent to the Company’s recent adoption of a plan to sell its Space & Technology/ Montreal commercial space division.

	June 28	Dec 31
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$11,293	12,430
Trade accounts receivable	69,545	72,139
Inventories	37,478	32,994
Deferred income taxes	1,693	1,693

Total current assets	120,009	119,256

Net property, plant and equipment	38,036	35,967

Goodwill, net	13,526	13,526
Assets of discontinued operations	63,393	75,825
Other assets	11,685	11,728

	$246,649	256,302

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$38,946	33,920
Liabilities of continuing operations	38,386	38,049
Liabilities of discontinued operations	12,468	17,580

Total current liabilities	89,800	89,549
Long-term debt, excluding current installments	18,678	20,768

Total liabilities	108,478	110,317

Total stockholders’ equity	138,171	145,985

	$246,649	256,302

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

Accounting for government research incentives

Our accrual of research incentives from the Canadian government is a critical accounting policy involving management estimates for our Space & Technology/Montreal segment. These incentives are in the form of a cash reimbursement for a portion of certain qualified research expenditures. Incentives are recorded as a reduction of cost of sales, because the underlying research efforts primarily apply to development of technological capabilities for specific business opportunities. For the six months ended June 28, 2003, total incentives earned were approximately $1.3 million, compared with $2.2 million for the six months ended June 29, 2002. We have established procedures to identify qualified costs and to submit appropriate claims for reimbursement; all of these claims are subject to financial and scientific audits by the Canadian government concerning whether certain expenses qualified for incentive programs. Although there have historically been no significant disallowances of previously accrued incentives that resulted from these audits, such disallowances in the future would have an unfavorable effect on our statement of operations.

Evaluation of long-lived assets for impairment

All long-lived assets on the balance sheet are periodically reviewed for impairment. To test recoverability, we estimate the cash flows expected to be recognized by long-lived assets under several different scenarios, including the potential sale of assets, as well as continuing to hold the assets under several different kinds of business conditions. No long-lived assets were determined to be impaired as of June 28, 2003.

Just after the close of the second quarter of 2003, the Company adopted a plan to sell its Space & Technology/Montreal commercial space division. The group of long-lived assets expected to be sold included plant and equipment, long-term inventory, and the Company’s interest in SkyBridge LLP, which was among the assets originally acquired with this division in 1999 and which will enable this division to participate in the proposed development and implementation of a satellite network to provide high-data-rate wireless services. Based on our assessment of market conditions, and in consultation with our investment advisors, we expect to recognize a charge to continued operations in the third quarter equal to the anticipated loss upon the sale of the Space & Technology/Montreal division. We have preliminarily estimated that this charge could approach $20 million, although the actual charge to be recognized may vary depending upon market conditions and further analysis.

Establishment of reserves for deferred income tax assets

It has been management’s expectation that in the future our Canadian operations would earn more than enough research-related tax benefits each year to offset any Canadian federal tax liability for any given year. As a result, we have reserved substantially all the net deferred tax assets associated with these research-related tax benefits (totaling approximately $17 million at June 28, 2003), because they are unlikely to be realized. These net deferred tax assets are expected to be sold as part of the assets of the Company’s Space & Technology/Montreal division.

Results of Operations

Net Sales

Consolidated net sales decreased to $64.4 million in the second quarter of 2003, compared with $82.9 million in the second quarter of 2002. For the first six months, sales decreased to $130.9 million in 2003, compared with $153.3 million for the comparable period in 2002. The most significant decrease affecting both the second quarter and the first six months was in our Space & Technology/Montreal (“S&T/Montreal”) segment. S&T/Montreal mainly serves the commercial space markets, which have been experiencing very difficult conditions. This segment’s revenues decreased $23.8 million from the same quarter in the prior year. This decrease includes a $14.0 million reduction in revenue for the estimated financial effects of key-supplier delays and related technical problems on a commercial satellite program, after consideration of the status of negotiations for additional funding with the customer and appropriate government agency.

Net Sales and Operating Income (Loss) by Segment

Our segment net sales and operating income (loss) were as follows (in thousands):

	Quarters Ended

	June 29	June 29
	2003	2002

Net sales:
Space & Technology/Atlanta	$10,945	11,778
Space & Technology/Montreal	(3,689)	20,131
LXE	24,250	21,911
EMS Wireless	15,306	14,928
SATCOM	11,207	8,836
Other	6,362	5,286

Total	$64,381	82,870

Operating income (loss):
Space & Technology/Atlanta	$802	515
Space & Technology/Montreal	(18,032)	732
LXE	1,641	590
EMS Wireless	1,547	1,749
SATCOM	820	881
Other	(16)	(192)

Total	$(13,238)	4,275

Our segment net sales and operating income (loss) were as follows (in thousands):

	Six Months Ended

	June 29	June 29
	2003	2002

Net sales:
Space & Technology/Atlanta	$23,089	23,485
Space & Technology/Montreal	4,427	35,846
LXE	46,349	41,796
EMS Wireless	24,112	27,661
SATCOM	21,789	15,141
Other	11,151	9,380

Total	$130,917	153,309

Operating income (loss):
Space & Technology/Atlanta	$1,869	1,384
Space & Technology/Montreal	(20,067)	1,501
LXE	2,981	1,283
EMS Wireless	1,677	2,683
SATCOM	2,354	1,721
Other	(1,416)	(661)

Total	$(12,602)	7,911

Space & Technology/Atlanta: The Space & Technology/Atlanta (“S&T/Atlanta”) segment primarily serves defense markets. S&T/Atlanta sales for the second quarter and first six months of 2003 decreased compared with the same periods in 2002 due to the timing of anticipated orders.

Space & Technology/Montreal: The S&T/Montreal segment primarily serves commercial space markets. S&T/Montreal sales for the second quarter and first six months decreased substantially in comparison with the same periods in 2002. This unfavorable comparison was broadly related to continuing difficult conditions in commercial space communications markets, and specifically to a $14.0 million reduction in revenue for the estimated financial effect of delays by a key supplier and related technical problems on a commercial satellite program. This reduction was based on management’s assessment of the situation at June 28, 2003, but due to reliance on a key supplier and the technical, schedule and contractual challenges of this program, it is uncertain whether additional reductions may be required in the remainder of 2003 or beyond. We expect that difficult market conditions in commercial space will persist in 2003.

LXE: LXE net sales increased for the second quarter and first six months of 2003 compared with the same periods in 2002 due to higher international revenues, particularly from increased hardware and service revenues in our European markets and from the effects of a stronger euro.

EMS Wireless: Net sales in our EMS Wireless segment increased in the second quarter of 2003 compared with 2002, with an important factor being the timing of major system build-outs in 2003 by certain U.S. customers. Net sales in this segment for the first six months of 2003 decreased compared with the same period in 2002, due to a broad slowdown in capital spending in telecommunications markets that particularly affected the first quarter of 2003.

We are uncertain whether the market for base station antennas will continue to improve during the remainder of 2003, but we are seeking to generate additional revenues through introduction of new products, broader market acceptance of our repeater products and increased sales in Latin America and Eastern Europe.

SATCOM: Net sales in our SATCOM segment increased for both the second quarter and first six months of 2003 compared with the same periods in 2002. These increases are primarily the result of sales to defense customers – especially the U.S. military – which continued to augment their capabilities in the second quarter with high-speed terminals and aeronautical antennas.

Cost of Sales

Cost of sales, as a percentage of consolidated net sales, was 84% in the second quarter of 2003 compared with 68% in the second quarter of 2002. Cost of sales, as a percentage of consolidated net sales, was 76% in the first six months of 2003 compared with 67% in the first six months of 2002. The increase in the cost of sales percentage was mainly related to a $14.0 million reduction of revenues at the Space & Technology/Montreal segment to reflect the estimated financial effect of key-supplier delays and related technical problems on a commercial satellite program. In addition, the SATCOM segment’s cost of sales percentage was unfavorably affected by the strengthening of the Canadian dollar against the U.S. dollar, which made the segment’s cost of sales (in Canadian dollars) higher relative to sales (predominantly in U.S. dollars).

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) increased for both the second quarter and first six months of 2003 compared with the same periods in 2002. These increases included SATCOM segment expenses from the introduction of new products, as well as the unfavorable effect of a strong Canadian dollar vs. the U.S. dollar on SG&A expenses from our Canadian operations. For the first six months, the effect of these increases was partially offset by decreases of SG&A expenses in the S&T/Atlanta and EMS Wireless segments related to cost-control measures.

Research and Development Expenses

Research and development expenses (“R&D”) represent the cost of our internally funded efforts. Significant R&D efforts also occur under specific customer orders in the Space & Technology segments and, accordingly, are reflected in cost of sales. Consolidated R&D decreased in 2003 compared with 2002, due to reductions in internally funded R&D, as development was completed on a high-speed aeronautical terminal for SATCOM, and certain repeater products for EMS Wireless.

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

The net foreign currency gains of $1,724,000 and $1,996,000 in the second quarter and first six months of 2003, respectively, were the result of the weaker U.S. dollar against the euro and the stronger Canadian dollar against the British pound. The net foreign currency gains of $200,000 and $484,000 for the second quarter and the first six months of 2002, respectively, were a result of the stronger euro against the U.S. dollar.

Interest Expense

Interest expense decreased for the second quarter and first six months of 2003 compared with the same periods in 2002, due to decreased average debt levels that resulted from positive cash flow and to slightly lower interest rates.

Income Tax Expense

The Company recognized an income tax expense of $1.4 million for the quarter and first six months of 2003 related to the consolidated pre-tax loss for both periods of $12.6 million. The interim effective income tax rate is based upon management’s expectations for the full year. This rate reflects an approximately 37% effective income tax rate on profits for U.S. and European operations. With the size of the second quarter loss, the Company expects to report a taxable loss for the full year 2003 for its Canadian operations; however, the Company will not recognize a significant tax benefit from this loss, because these operations are already subject to very low tax rates due to cumulative research-related credits.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to address decisions reached by the Derivatives Implementation Group, developments in other Board projects that address financial instruments, and implementation issues related to the definition of a derivative. The Company is currently evaluating the impact that SFAS No. 149 will have on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS No. 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect that this standard will have a significant effect on its consolidated financial statements.

Liquidity and Capital Resources

Net cash provided by operating activities was $4.0 million in the first six months of 2003, compared with net cash provided by operating activities of $2.3 million in the first six months of 2002. The main source of cash in the first six months of 2003 was the reduction in accounts receivable which includes cash receipts from large contracts in S&T/Atlanta. This was partially offset by the use of cash to decrease accounts payable and to increase inventories.

During 2003, the net increase in long-term debt was $32,000. This change included a $963,000 net increase in the balances due under revolving credit arrangements and net repayments of term debt of approximately $930,000.

At June 28, 2003, the Company had $6.3 million available for borrowing under its U.S. revolving credit agreement and $4.4 million available for borrowing under its Canadian revolving credit agreement. At June 28, 2003, the Company was either in compliance with or had received a bank waiver of compliance relating to all covenants. These credit agreements mature in 2003, and the Company expects to renew these agreements on terms that are comparable with the existing terms.

The Company has adopted a plan to sell its Space & Technology/Montreal division, and this sale is expected to be completed within twelve months. Although the terms of a potential sale are uncertain, we expect that the net proceeds of the sale will be used to reduce the Company’s debt.

The Company expects that capital expenditures in 2003 will range from $10 million to $15 million. These expenditures will be used primarily to purchase equipment that enhances capacity and productivity.

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

Risk Factors and Forward-Looking Statements

The Company has included forward-looking statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding the potential for various businesses and products, and potential proceeds from the sale of the Space & Technology/ Montreal division. Actual results could differ from those statements as a result of a wide variety of factors. Such factors include, but are not limited to...

•	uncertainties related to identifying a purchaser of the Space & Technology/Montreal division, as well as external market conditions and internal priorities and constraints that could affect a purchaser’s willingness and ability to complete the transaction on the terms and timing expected by the Company;

•	economic conditions in the U.S. and abroad and their effect on capital spending in the Company’s principal markets, particularly including the markets for satellite hardware, which have declined substantially during the past two years, and markets for the Company’s PCS/cellular base station antennas and repeater products, which are difficult to predict in current circumstances;

•	volatility of foreign exchange rates relative to the U.S. dollar and their effect on purchasing power by international customers, as well as the potential for realizing foreign exchange gains or losses associated with net foreign assets held by the Company;

•	successful resolution of technical problems, proposed scope changes, or proposed funding changes that may be encountered on contracts;

•	changes in the Company’s consolidated effective income tax rate caused by the extent to which actual levels and mix of taxable earnings among the U.S., Canada and other taxing jurisdictions may vary from our current expectations;

•	successful completion of technological development programs by the Company and the effects of technology that may be developed by competitors;

•	successful transition of products from development stages to an efficient manufacturing environment;

•	customer response to new products and services, and general conditions in our target markets (such as logistics, PCS/cellular telephony and space-based communications);

•	the availability of financing for satellite data communications systems and for expansion of terrestrial PCS/cellular phone systems;

•	the extent to which terrestrial systems reduce market opportunities for space-based broadband communications systems by providing extensive broadband Internet access on a dependable and economical basis;

•	the growth rate of demand for various mobile and high-speed data communications services;

•	development of successful working relationships with local business and government personnel in connection with distribution and manufacture of products in foreign countries;

•	the Company’s ability to attract and retain qualified personnel, particularly those with key technical skills; and

•	the availability of sufficient additional credit or other financing, on acceptable terms, to support the Company’s expected growth.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 28, 2003, the Company had the following market risk sensitive instruments (in thousands):

June 28
2003

Revolving credit loan with a U.S. bank, $10.0 million maturing in November 2003, the remainder payable on demand, variable-rate interest payable quarterly (average rate of 3.29% at the end of the quarter)	$19,700
Revolving credit loan with a bank in Canada, no specific maturity but subject to review at least annually, variable rate interest payable monthly (6.25% at the end of the quarter)	13,431
Term installment loan with a bank in Canada, maturing in December 2005, principal and variable-rate interest payable quarterly (6.50% at the end of the quarter)	2,854
Revolving credit loan with a bank in the United Kingdom, maturing in April 2004, variable-rate interest payable monthly (5.25% at the end of the quarter)	1,325

Total market-sensitive debt	$37,310

As of June 28, 2003, the Company also had intercompany accounts that eliminate in consolidation but that are considered market risk sensitive instruments. Short-term due to (due from) Parent, payable by European and Australian subsidiaries and arising from purchase of the Parent’s products for sale, were as follows:

	Exchange Rate
	($U.S. per unit of	$U.S. in thousands
	local currency)	(Reporting Currency)

Australia	0.6663/Dollar	$988
Belgium	1.1430/Euro	685
Italy	1.1430/Euro	448
France	1.1430/Euro	424
Sweden	0.1245/Krona	150
Germany	1.1430/Euro	102
Netherlands	1.1430/Euro	(236)
United Kingdom	1.6491/Pound	(1,012)

Total short-term due to parent		$1,549

The Company has foreign currency risks associated with forward contracts as follows (in thousands, except average contract rate):

				($U.S.)
	Notional		Average Contract	Fair
	Amount		Rate	Value

Foreign currency forward exchange contracts:
Euros (sell for U.S. dollars)	1,500	Euros	1.0824	(91)
Euros (sell for Canadian dollars)	1,000	Euros	1.5950	42
U.S. dollars (sell for Canadian dollars)	10,500	USD	1.5078	966

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

The CEO and CFO have evaluated the Company’s disclosure controls and procedures within 45 days prior to the filing date of this quarterly report. Based upon this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are adequate to accomplish their objective and are functioning effectively.

Subsequent to the most recent evaluations by the CEO and CFO, there have been no significant changes in the Company’s internal controls (including corrective actions for significant deficiencies or material weaknesses) or other factors that could significantly affect these internal controls.

PART II
OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

The Registrant’s Annual Meeting of Shareholders was held on April 25, 2003. At the Meeting, each of the following individuals was elected to serve as a member of the Board of Directors during the forthcoming year, by the vote indicated:

			Abstain or
	For	Withheld	Broker Non-Votes

Hermann Buerger	9,140,649	5,400	34,719
Robert P. Crozer	8,935,549	210,500	34,719
John P. Frazee, Jr.	7,483,597	1,662,452	34,719
Alfred G. Hansen	7,679,659	1,466,390	34,719
John R. Kreick	8,941,949	204,100	34,719
Jerry H. Lassiter	7,686,399	1,459,650	34,719
John B. Mowell	7,680,459	1,465,590	34,719
Norman E. Thagard	7,687,597	1,458,452	34,719
John L. Woodward, Jr.	9,140,649	5,400	34,719

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits — The following exhibits are filed as part of this report:

3.1	Second Amended and Restated Articles of Incorporation of EMS Technologies, Inc. effective March 22, 1999 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

3.2	Bylaws of EMS Technologies, Inc., as amended through March 15, 1999 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).
31.1	Certification of the Registrant’s Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Registrant’s Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Registrant’s Chief Executive and Chief Financial Officers, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

On April 10, 2003, the Registrant filed a Report on Form 8K, reporting with respect to Item 9, Regulation FD Disclosure.

On April 11, 2003, the Registrant filed a Report on Form 8K, reporting with respect to Item 5, Other Events and Required FD Disclosure.

On April 24, 2003, the Registrant filed a Report on Form 8K, reporting with respect to Item 12, Results of Operations and Financial Condition.

On April 24, 2003, the Registrant filed a Report on Form 8K, reporting with respect to Item 5, Other Events and Required FD Disclosure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMS TECHNOLOGIES, INC

By:	/s/ Alfred G. Hansen	Date:	August 12, 2003

Alfred G. Hansen President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Don T. Scartz	Date:	August 12, 2003

Don T. Scartz Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)