Form 10-Q
period 2003-09-27
EMS TECHNOLOGIES INC
filed 2003-11-12
CIK 32198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

      The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on November 5, 2003:

Class	Number of Shares
Common Stock, $.10 par Value	10,691,219

AVAILABLE INFORMATION

EMS Technologies, Inc. makes available free of charge, on or through its website at www.ems-t.com, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Information contained on the Company’s website is not part of this report.

PART I FINANCIAL INFORMATION
PART II OTHER INFORMATION
SIGNATURES
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32 SECTION 906 CERTIFICATION OF THE CEO/CFO

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

EMS Technologies, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Quarters Ended		Nine Months Ended

	Sep 27	Sep 28	Sep 27	Sep 28
	2003	2002	2003	2002

Net sales	$61,536	56,521	183,343	171,038
Cost of sales	39,409	35,711	116,674	107,498
Selling, general and administrative expenses	14,304	12,551	41,531	39,053
Research and development expenses	4,438	4,725	13,896	15,202

Operating income	3,385	3,534	11,242	9,285
Non-operating (expense) income, net	(9)	271	(287)	266
Foreign exchange (loss) gain	(10)	677	(422)	701
Interest expense	(518)	(600)	(1,551)	(1,672)

Earnings from continuing operations before income taxes	2,848	3,882	8,982	8,580
Income tax expense	(899)	(1,122)	(2,874)	(3,015)

Earnings from continuing operations	1,949	2,760	6,108	5,565
Discontinued operations (note 2):
Gain (loss) from discontinued operations	(25,016)	(1,074)	(43,755)	803
Income tax benefit	2,476	280	3,008	201

Net earnings (loss)	$(20,591)	1,966	(34,639)	6,569

Earnings (loss) per share:
Basic:
From continuing operations	$0.18	0.25	0.57	0.53
From discontinued operations	(2.11)	(0.07)	(3.82)	0.09

Net earnings (loss)	(1.93)	0.18	(3.25)	0.62

Diluted:
From continuing operations	$0.18	0.25	0.57	0.52
From discontinued operations	(2.09)	(0.07)	(3.81)	0.09

Net earnings (loss)	(1.91)	0.18	(3.24)	0.61

Weighted average number of shares:
Basic	10,668	10,636	10,662	10,532
Diluted	10,778	10,806	10,707	10,754

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands)

	Sep 27	Dec 31
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$9,190	12,430
Trade accounts receivable	69,354	71,719
Inventories	35,065	30,051
Deferred income taxes	1,693	1,693
Assets held for sale	44,257	77,128

Total current assets	159,559	193,021

Property, plant and equipment:
Land	2,126	1,988
Building and leasehold improvements	15,012	14,835
Machinery and equipment	73,518	65,586
Furniture and fixtures	7,125	6,554

Total property, plant and equipment	97,781	88,963
Less accumulated depreciation and amortization	59,294	52,226

Net property, plant and equipment	38,487	36,737

Deferred income taxes — non-current	1,740	1,780
Accrued pension asset	495	425
Intangible assets, net	3,114	3,499
Goodwill, net	13,526	13,526
Prepaid income taxes	3,015	—
Other assets	4,489	7,315

	$224,425	256,303

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc.
Consolidated Balance Sheets (Unaudited), continued
(in thousands, except share data)

	Sep 27	Dec 31
	2003	2002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$41,749	33,783
Accounts payable	18,634	21,038
Accrued compensation	5,584	7,236
Accrued retirement costs	2,108	2,511
Accrued post-retirement benefits	560	443
Deferred service revenue	4,926	4,108
Liabilities related to assets held for sale	14,903	19,816
Other liabilities	2,404	2,624

Total current liabilities	90,868	91,559
Long-term debt, excluding current installments	15,880	18,759

Total liabilities	106,748	110,318

Stockholders’ equity:
Preferred stock of $1.00 par value per share. Authorized 10,000,000 shares; none issued	—	—
Common stock of $.10 par value per share. Authorized 75,000,000 shares; issued and outstanding 10,691,000 in 2003 and 10,658,000 in 2002	1,069	1,066
Additional paid-in capital	61,206	60,867
Accumulated other comprehensive income (loss)	168	(5,821)
Retained earnings	55,234	89,873

Total stockholders’ equity	117,677	145,985

	$224,425	256,303

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended

	Sep 27	Sep 28
	2003	2002

Cash flows from operating activities:
Net earnings (loss)	$(34,639)	6,569
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	6,620	5,636
Deferred income taxes	40	1,274
Loss (income) from discontinued operations	40,747	(1,004)
Changes in operating assets and liabilities:
Trade accounts receivable	4,732	(317)
Inventories	(3,182)	1,166
Accounts payable	(2,952)	(773)
Income taxes payable	972	2,832
Accrued costs, deferred revenue and other current liabilities	(1,912)	(1,759)
Other	247	(3,466)

Net cash provided by operating activities	10,673	10,158

Cash flows used in investing activities:
Purchase of property, plant and equipment	(6,626)	(6,590)

Cash flows from financing activities:
Repayments of term debt	(1,495)	(1,663)
Net increase in revolving debt	4,138	1,974
Proceeds from exercise of stock options, net of withholding	654	1,533

Net cash provided by financing activities	3,297	1,844

Cash used by discontinued operations	(10,779)	(7,266)

Net change in cash and cash equivalents	(3,435)	(1,854)
Effect of exchange rates on cash	195	(597)
Cash and cash equivalents at beginning of period	12,430	11,777

Cash and cash equivalents at end of period	$9,190	9,326

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,587	2,840
Cash paid for income taxes	2,282	149

Non-Cash Investing and Financing:

In April 2002, the Company acquired Ottercom Ltd., a leading provider of Inmarsat communication terminals located in Tewkesbury, UK. Ottercom Ltd. products include critical components for EMS SATCOM’s high-speed aeronautical data products. The company, now called EMS SATCOM UK, Ltd., operates as a unit of the Company’s SATCOM segment. Management believes that this acquisition has helped strengthen the Company’s presence in global mobile Internet/e-mail access and communications, and will enable the Company to continue to broaden its wireless product offerings and in-house development capability.

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

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has classified the revenues, expenses and related assets and liabilities of its Montreal space operations and its wireless networks healthcare operations, which are currently held for sale, as discontinued operations for all periods presented in the accompanying consolidated financial statements.

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

The Company has adopted SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” including the interim reporting requirements. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value method to measure stock-based compensation (in thousands, except net earnings per share):

	Quarters Ended		Nine Months Ended

	Sep 27	Sep 28	Sep 27	Sep 28
	2003	2002	2003	2002

Net earnings (loss):
As reported	$(20,591)	1,966	(34,639)	6,569
Less: Stock-based employee compensation expense determined under the fair value method, net of tax	(475)	(856)	(1,753)	(1,971)

Pro forma	$(21,066)	1,110	(36,392)	4,598

Basic net earnings (loss) per share:
As reported	$(1.93)	0.18	(3.25)	0.62
Pro forma	(1.97)	0.10	(3.41)	0.44
Diluted net earnings (loss) per share:
As reported	$(1.91)	0.18	(3.24)	0.61
Pro forma	(1.95)	0.10	(3.40)	0.43

2.	Discontinued Operations

In the third quarter of 2003, EMS announced that its board of directors had approved a formal plan to sell the Company’s commercial space division based in Montreal. Also during the third quarter of 2003, EMS’s board of directors approved plans to dispose of the Company’s Atlanta-based healthcare product line. As a result, these business components were accounted for as discontinued operations, and the net assets held for sale were written down to their estimated fair value upon disposal. The combined fair value adjustment was a $19 million pre-tax charge (comprising write-downs of $17 million related to assets associated with the Space & Technology/Montreal division and $2 million for the healthcare product line), with a related U.S. income tax benefit of approximately $2.9 million. The fair values upon disposal were estimated using discounted present value models.

The results of these discontinued operations for the third quarter and first nine months of 2003 and 2002 were as follows (in thousands):

	Quarters Ended		Nine Months Ended

	Sep 27	Sep 28	Sep 27	Sep 28
	2003	2002	2003	2002

Net sales	$7,305	18,540	16,415	57,332
Expense	13,321	19,614	41,170	56,529
Valuation allowance	19,000	—	19,000	—

Earnings (loss) before income taxes	(25,016)	(1,074)	(43,755)	803
Income tax benefit	2,476	280	3,008	201

Net earnings (loss)	$(22,540)	(794)	(40,747)	1,004

The table below presents the components of the balance sheet accounts classified as current assets and liabilities related to assets held for sale as of September 27, 2003 and December 31, 2002 (in thousands):

	Sep 27	Dec 31
	2003	2002

Accounts receivable	$12,919	30,257
Inventories	11,059	10,953
Investments	909	17,909
Property, plant and equipment	15,807	14,670
Other assets	3,563	3,339

Total assets held for sale	$44,257	77,128

Accounts payable	$9,403	14,697
Long term debt	2,399	2,009
Other current liabilities	3,101	3,110

Total liabilities related to assets held for sale	$14,903	19,816

3.	Derivative Financial Instruments

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

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, requires the Company to recognize all derivatives on the balance sheet at fair value. Under SFAS No. 133, certain of the Company’s routine long-term contracts are considered to be derivative instruments, because these contracts create long-term obligations for non-U.S. customers to pay the Company’s Canadian subsidiary in U.S. dollars. Changes in the fair values of these embedded derivatives are included in current earnings.

For continuing operations, the derivative activity as reported in the Company’s financial statements during the third quarters and nine months ended was (in thousands):

	Quarters Ended		Nine Months Ended

	Sep 27	Sep 28	Sep 27	Sep 28
	2003	2002	2003	2002

Beginning net asset (liability) for derivatives	$515	(247)	(248)	(18)

Sales:
Gain (loss) in value of embedded derivatives	(10)	7	(3)	18
Foreign exchange gain (loss) on derivative instruments:
Gain (loss) in value on derivative instruments that do not qualify as hedging instruments	20	—	689	(240)
Matured foreign exchange contracts	(423)	180	(336)	180

Net statement of operations gain (loss) from changes in value of derivative instruments	(413)	187	350	(42)

Ending net asset (liability) for derivatives	$102	(60)	102	(60)

For discontinued operations, the net asset for derivatives at September 27, 2003 was $95,000.

All of the foreign currency contracts currently in place will expire by the end of the fourth quarter of 2003.

4.	Earnings Per Share

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

The Company has granted stock options that are potentially dilutive to basic earnings per share, summarized as follows (shares in thousands):

	Sep 27	Sep 28
	2003	2002

Dilutive stock options, included in earnings per share calculations:
Shares	1,135	1,342
Average exercise price per share	$14.08	15.29
Anti-dilutive stock options, excluded from per share calculations:
Shares	864	517
Average exercise price per share	$20.75	23.04

For each earnings per share calculation reported for the third quarters and first nine-month periods of 2003 and 2002, the numerators were the same as reported in the statement of operations. Following is a reconciliation of the denominator for basic and diluted earnings per share calculations for the third quarters and nine months ended September 27, 2003 and September 28, 2002 (in thousands):

	Quarters Ended		Nine Months Ended

	Sep 27	Sep 28	Sep 27	Sep 28
	2003	2002	2003	2002

Basic-weighted average common shares outstanding	10,668	10,636	10,662	10,532
Common equivalent shares from stock options	110	170	45	222

Diluted-weighted average common and common equivalent shares outstanding	10,778	10,806	10,707	10,754

5.	Comprehensive Income (Loss)

Following is a summary of comprehensive income (loss) (in thousands):

	Quarters Ended		Nine Months Ended

	Sep 27	Sep 28	Sep 27	Sep 28
	2003	2002	2003	2002

Net income (loss)	$(20,591)	1,966	(34,639)	6,569
Other comprehensive income (loss):
Foreign currency translation adjustment	(310)	(2,082)	5,924	125
Increase in the value of investment securities available for sale	65	—	65	—

Comprehensive income (loss)	$(20,836)	(116)	(28,650)	6,694

6.	Trade Accounts Receivable

Trade accounts receivable include the following (in thousands):

	Sep 27	Dec 31
	2003	2002

Amounts billed	$52,376	51,725
Unbilled revenues under long-term contracts	20,690	23,477
Customer advanced payments	(2,204)	(2,376)
Allowance for doubtful accounts	(1,508)	(1,107)

Trade accounts receivable, net	$69,354	71,719

7.	Inventories

Inventories include the following (in thousands):

	Sep 27	Dec 31
	2003	2002

Parts and materials	$25,073	21,351
Work in process	5,336	4,472
Finished goods	4,656	4,228

Inventories, net	$35,065	30,051

8.	Interim Segment Disclosures

As a result of the planned sale of the Space & Technology/Montreal operations, which is now reported in discontinued operations, the Company has four remaining reportable segments: Space & Technology/Atlanta, LXE, EMS Wireless and SATCOM. Each segment is separately managed and comprises a range of products and services that share distinct operating characteristics. The Company evaluates each segment primarily upon operating profit.

The Space & Technology/Atlanta segment manufactures custom-designed, highly engineered hardware for use in advanced communications, primarily for the defense market. Orders in this segment typically involve development and production schedules that can extend a year or more; and most revenues are recognized under percentage-of-completion long-term contract accounting. Hardware is sold to prime contractors or systems integrators rather than to end-users.

The LXE segment manufactures rugged mobile computers and wireless local area network (“WLAN”) products for use throughout the supply chain. The manufacturing cycle for each order is generally just a few days, and revenues are recognized upon shipment of hardware. Hardware is marketed to end-users and to third parties that combine their products and services with the Company’s hardware for delivery to end-users.

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

The SATCOM segment manufactures antennas and other hardware for satellite communications systems. The manufacturing cycle for most orders is generally just a few days, and revenues are recognized upon shipment of hardware. The SATCOM segment also has orders that involve development and production schedules that can extend a year or more, and these revenues are recognized under percentage-of-completion long-term contract accounting. Hardware is marketed to third parties that combine their products and services with the Company’s hardware for delivery to end-users.

Following is a summary of the Company’s interim segment data (in thousands):

	Quarters Ended		Nine Months Ended

	Sep 27	Sep 28	Sep 27	Sep 28
	2003	2002	2003	2002

Net sales:
Space & Technology/Atlanta	$11,690	13,572	34,779	37,057
LXE	25,555	21,065	71,904	62,861
EMS Wireless	12,060	10,306	36,172	37,967
SATCOM	10,941	8,052	32,730	23,193
Other	1,290	3,526	7,758	9,960

Total	$61,536	56,521	183,343	171,038

Operating income (loss):
Space & Technology/Atlanta	$1,214	1,879	3,131	3,427
LXE	1,922	1,197	4,985	2,754
EMS Wireless	242	(97)	1,967	2,734
SATCOM	1,565	897	4,206	2,802
Other	(1,558)	(342)	(3,047)	(2,432)

Total	$3,385	3,534	11,242	9,285

Net earnings (loss):
Space & Technology/Atlanta	$695	1,050	1,734	1,803
LXE	1,186	583	2,969	1,748
EMS Wireless	123	180	1,114	1,839
SATCOM	1,279	1,184	3,306	2,426
Other	(1,399)	(777)	(2,387)	(1,802)
Corporate	65	540	(628)	(449)
Discontinued Operations	(22,540)	(794)	(40,747)	1,004

Total	$(20,591)	1,966	(34,639)	6,569

	Sep 27	Dec 31
	2003	2002

Assets:
Space & Technology/Atlanta	$38,219	48,304
LXE	65,055	67,152
EMS Wireless	24,808	21,277
SATCOM	26,961	23,049
Other	25,125	19,393
Assets held for sale	44,257	77,128

Total	$224,425	256,303

Goodwill:
LXE	$9,982	9,982
EMS Wireless	3,544	3,544

Total	$13,526	13,526

9.	Acquisition

In April 2002, the Company acquired Ottercom Ltd., a leading provider of Inmarsat communication terminals located in Tewkesbury, UK. Ottercom Ltd. products include critical components for EMS SATCOM’s high-speed aeronautical data products. The company, now called EMS SATCOM UK, Ltd., operates as a unit of the Company’s SATCOM segment. Management believes that this acquisition has helped strengthen the

Company’s presence in global mobile Internet/e-mail access and communications, and will enable the Company to continue to broaden its wireless product offerings and in-house development capability.

To accomplish this transaction, EMS issued 81,245 new shares of its common stock (valued at $1.9 million) and assumed liabilities totaling approximately $1.2 million. No goodwill was recognized in this transaction; rather, the $3.1 million total of net assets acquired was recorded as an intangible asset on the balance sheet. This intangible represents the value of Ottercom Ltd.’s satellite communications technologies, intellectual property and product designs. This intangible is being amortized over an estimated useful life of 6 years.

10.	Warranty Liability

The Company provides a limited warranty for each of its products. The basic warranty periods vary from one to five years, depending upon the type of product. For certain products, customers can purchase warranty coverage for specified additional periods.

The Company records a liability for the estimated costs to be incurred under warranties. The amount of this liability is based upon historical, as well as expected, rates of warranty claims. The warranty liability is periodically reviewed for adequacy and adjusted as necessary. Following is a reconciliation of the aggregate product warranty liability for the quarter and nine months ended September 27, 2003 (in thousands):

Quarter Ended

Balance at June 28, 2003	$1,486
Accruals for warranties issued during the period	410
Settlements made during the period	(259)

Balance at September 27, 2003	$1,637

First
Nine Months

Balance at December 31, 2002	$1,360
Accruals for warranties issued during the period	844
Settlements made during the period	(567)

Balance at September 27, 2003	$1,637

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

Discontinued Operations

As discussed in Note 2, EMS’s Montreal commercial space operations and its healthcare product line have been classified as discontinued operations, and the net assets held for sale were written down to their estimated fair value upon disposal. The combined fair value adjustment was a $19 million pre-tax charge (comprising write-downs of $17 million related to assets associated with the Space & Technology/Montreal division and $2 million for the healthcare product line), partially offset by a related U.S. income tax benefit of approximately $2.9 million that was identified after completing further tax analysis following the Company’s initial public release of its third quarter financial results. The fair values upon disposal were estimated using discounted present value models.

In addition to the fair value adjustment, the 2003 results from discontinued operations included $6 million of losses for the third quarter and $24 million of losses for the first nine months. Essentially all of these losses were related to the Space & Technology/Montreal operations, which has experienced declining revenues due to very difficult conditions in commercial space markets. In the first nine months of 2003, Space & Technology/Montreal incurred losses of approximately $19 million on two long-term commercial space contracts, as a result of key supplier delays and unanticipated technical problems. No significant income tax benefits were accrued for these interim losses, because the Company has reserved substantially all of the various Canadian tax benefit carryforwards related to Space & Technology/Montreal until the timing of their future realization becomes more certain. The Company believes that it has recorded adequate reserves for known risks associated with its contracts, which combined with the benefits of an improved rate of new orders in the third quarter of 2003, should result in a substantially lower loss for the fourth quarter of 2003 as compared with the third quarter of 2003. However, the Space & Technology/Montreal operations could still incur further losses from unanticipated technical problems or delays.

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

Revenue recognition on long-term contracts

Revenue recognition for fixed-price, long-term contracts in the Company’s Space & Technology/Atlanta and SATCOM segments, as well as the Space & Technology/Montreal operations currently held for sale, is a critical accounting policy involving significant management estimates. These segments’ long-term contracts use the ratio of cost-incurred to total-estimated-cost, as the measure of performance that determines how much revenue should be recognized. The calculation of total-estimated-cost relies on engineering estimates of the cost to complete the contract, with allowances for identifiable risks and uncertainties. These engineering estimates are frequently reviewed and updated. However, unforeseen problems can occur to substantially reduce the rate of future revenue recognition in relation to costs incurred.

Most of the Space & Technology/Atlanta and Space & Technology/Montreal contracts involve development of new or unproven applications of technology. Due to technological uncertainties, a contract may be broadly defined in its early stages, with a structure to accommodate future changes in the scope of work or contract value as technical development progresses. In such cases, management must estimate the future expected levels of scope of work and likely contract value changes to determine the appropriate level of current revenue associated with current costs incurred. Actual future changes may vary from expected changes, resulting in a reduction (or increase) in revenues recognized in future periods.

Accounting for government research incentives

Our accrual of research incentives from the Canadian government is a critical accounting policy involving management estimates for our Montreal-based operations, including the Space & Technology/Montreal operations currently held for sale. These incentives are in the form of a cash reimbursement for a portion of certain qualified research expenditures. Incentives are recorded as a reduction of cost of sales, because the underlying research efforts primarily apply to development of technological capabilities for specific business opportunities. For the nine months ended September 27, 2003, total incentives earned were approximately $1.1 million, compared with $3.9 million for the nine months ended September 28, 2002. We have established procedures to identify qualified costs and to submit appropriate claims for reimbursement; all of these claims are subject to financial and scientific audits by the Canadian government concerning whether certain expenses qualified for incentive programs. Although there have historically been no significant disallowances of previously accrued incentives that resulted from these audits, such disallowances in the future would have an unfavorable effect on our statement of operations.

Evaluation of long-lived assets for impairment

All long-lived assets on the balance sheet are periodically reviewed for impairment. To test recoverability, we estimate the cash flows expected to result from the long-lived assets under several different scenarios, including the potential sale of assets, as well as continuing to hold the assets under several different kinds of business conditions. No long-lived assets classified as held and used were determined to be impaired as of September 27, 2003.

In the third quarter of 2003, the assets of the Space & Technology/Montreal and the healthcare product line were reclassified from “assets held and used” to “assets held for sale.” As a result, these business components were accounted for as discontinued operations, and the net assets held for sale were written down to their estimated fair value upon disposal. The combined fair value adjustment was a $19 million pre-tax charge, comprising write-downs of $17 million related to the Space & Technology/Montreal division and $2 million for the healthcare product line. The fair values upon disposal were estimated using discounted present value models.

Establishment of reserves for deferred income tax assets

It has been management’s expectation that in the future our Canadian operations would earn more than enough research-related tax benefits each year to offset any Canadian federal tax liability for any given year. As a result, we have reserved substantially all the net deferred tax assets associated with these research-related tax benefits (totaling approximately $17 million at September 27, 2003), because they are unlikely to be realized. These net deferred tax assets may be sold as part of the assets of the Company’s Space & Technology/Montreal division.

Results of Operations

Net Sales

Consolidated net sales increased to $61.5 million in the third quarter of 2003, compared with $56.5 million in the third quarter of 2002. For the first nine months, sales increased to $183.3 million in 2003, compared with $171.0 million for the comparable period in 2002.

Net Sales and Operating Income (Loss) by Segment

Our segment net sales and operating income (loss) were as follows (in thousands):

	Quarters Ended		Nine Months Ended

	Sep 27	Sep 28	Sep 27	Sep 28
	2003	2002	2003	2002

Net sales:
Space & Technology/Atlanta	$11,690	13,572	34,779	37,057
LXE	25,555	21,065	71,904	62,861
EMS Wireless	12,060	10,306	36,172	37,967
SATCOM	10,941	8,052	32,730	23,193
Other	1,290	3,526	7,758	9,960

Total	$61,536	56,521	183,343	171,038

Operating income (loss):
Space & Technology/Atlanta	$1,214	1,879	3,131	3,427
LXE	1,922	1,197	4,985	2,754
EMS Wireless	242	(97)	1,967	2,734
SATCOM	1,565	897	4,206	2,802
Other	(1,558)	(342)	(3,047)	(2,432)

Total	$3,385	3,534	11,242	9,285

Space & Technology/Atlanta: The Space & Technology/Atlanta (“S&T/Atlanta”) segment primarily serves defense markets. For the third quarter, S&T/Atlanta net sales decreased in 2003 because the comparable 2002 period included particularly strong progress on certain defense orders. For the nine months, revenues decreased due to lower non-defense orders in 2003 compared with 2002.

LXE: For the third quarter and first nine months, LXE’s net sales in 2003 were higher than in 2002 due to stronger international revenues, particularly from increased hardware unit sales and service revenues in our European markets and from the effects of a stronger euro. In addition, 2003 domestic revenues for the third quarter and first nine months were also higher than for the same periods in 2002.

EMS Wireless: For the third quarter, EMS Wireless’ net sales increased in 2003 compared with 2002 primarily from higher sales of repeater products. For the nine months, sales decreased in 2003 compared with 2002 due to a broad slowdown in capital spending in telecommunications markets, particularly in the first quarter of 2003.

SATCOM: For the third quarter and first nine months, net sales in our SATCOM segment increased in 2003 compared with 2002 due to higher unit sales in several key product lines, including HSD aeronautical terminals and land mobile and portable terminals, as well as maritime terminals for voice and high speed data. Sales of aeronautical terminals, especially in the earlier part of 2003, benefited by demand for enhanced mobile communications capabilities for senior U.S. military commanders.

The Company’s consolidated operating income (loss) included increases in the Canada-based SATCOM segment’s costs (both in cost of sales and selling, general and administrative expenses), which were significantly higher due to the cost of introducing new products and to the foreign currency translation effect of a strengthening Canadian dollar against the U.S. dollar.

Cost of Sales

Cost of sales, as a percentage of consolidated net sales, was 64% for the interim periods of 2003, compared with 63% for the same periods in 2002. This slight increase on a consolidated basis related primarily to the effect of a stronger Canadian dollar on the costs associated with the Canada-based SATCOM segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”), as a percentage of net sales, did not change significantly for the interim periods in 2003 as compared with 2002. The increase in total expenditures for the interim periods in 2003 as compared with 2002 related to the introduction of new products from our SATCOM segment and a new product line for broadband satellite communications, as well as to the foreign currency translation effect of a stronger Canadian dollar and euro on otherwise comparable SG&A for the Company’s non-U.S. operations.

Research and Development Expenses

Research and development expenses (“R&D”) represent the cost of our internally funded efforts. Significant R&D efforts also occur under specific customer orders in the S&T/Atlanta segment and, accordingly, are reflected in cost of sales. Consolidated R&D decreased in 2003 compared with 2002, due to reductions in internally funded R&D, as development was completed on a high-speed aeronautical terminal for SATCOM and certain repeater products for EMS Wireless.

Foreign Exchange Gain (Loss)

We recognize foreign exchange gains and losses related to an asset or liability denominated in a foreign currency, and if applicable, any embedded derivatives. We use foreign currency forward contracts to hedge our exposure to fluctuations in the foreign currency exchange rates.

Most of our Canadian operations’ contracts are in U.S. dollars, and foreign exchange gains result from a stronger U.S. dollar against the Canadian dollar. Our Canadian operations also do a significant amount of business in the United Kingdom, and foreign exchange gains result from a stronger Canadian dollar against the British pound.

We also recognize net gains and losses from translation of the LXE European subsidiaries’ short-term intercompany liabilities, payable in U.S. dollars, from the purchase of hardware for resale in Europe. A weaker U.S. dollar against the euro usually results in foreign exchange gains for LXE.

In 2003, the net foreign currency losses of $10,000 and $422,000 in the third quarter and first nine months, respectively, were mainly the result of a weaker U.S. dollar against the Canadian dollar. In 2002, there were net foreign currency gains of $677,000 and $701,000 primarily resulting from a stronger U.S. dollar against the Canadian dollar.

Interest Expense

Interest expense decreased for the third quarter and first nine months of 2003 compared with the same periods in 2002, due to decreased average debt levels that resulted from positive cash flow and to slightly lower interest rates.

Income Tax Expense

The Company recognized an income tax expense of $899,000 for the quarter and $2.9 million for the first nine months of 2003 related to consolidated pre-tax income from continuing operations of $2.8 million and $9.0 million, respectively. The 32% interim effective income tax rate is based upon management’s expectations for the full year. This consolidated effective rate includes an approximated 37% effective income tax rate on profits for U.S. and European operations, and a considerably lower tax rate on profits from Canadian operations due to research-related tax benefits.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to address decisions reached by the Derivatives Implementation Group, developments in other Board projects that address financial instruments, and implementation issues related to the definition of a derivative. This statement is effective for contracts entered into or modified after June 30, 2003 except for specific hedging relationships designated after June 30, 2003. This standard has not had a significant effect on the consolidated financial statements for the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS No. 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This standard has not had a significant effect on the consolidated financial statements of the Company.

Liquidity and Capital Resources

Net cash provided by operating activities was $10.7 million in the first nine months of 2003, compared with $10.2 million in the first nine months of 2002. The main source of cash in the first nine months of 2003 related to collection of certain significant accounts receivable at the S&T/Atlanta division.

During 2003, the net balance sheet increase in long-term debt was approximately $5.1 million, but only $2.6 million of this increase related to additional financing. The remaining increase of $2.5 million resulted from a foreign exchange translation adjustment.

At September 27, 2003, the Company had $6.4 million available for borrowing under its U.S. revolving credit agreement and $0.6 million available for borrowing under its Canadian revolving credit agreement. At September 27, 2003, the Company was either in compliance with or had received a bank waiver of compliance relating to all covenants. Subsequent to the end of the quarter, the Company amended its U.S. credit agreement to extend the term to August 2004 and give the lender a security interest in certain of U.S.-based assets. The Canadian credit agreement matures in 2003, and the Company expects to extend this agreement on terms that are comparable with the existing terms.

The Company has adopted plans to sell its Space & Technology/Montreal division and its healthcare product line, and these sales are expected to be completed within twelve months. Although the terms of potential sales are uncertain, we expect that a substantial portion of the net proceeds of the sales will be used to reduce the Company’s debt.

The Company expects that capital expenditures for continuing operations in 2003 will range from $9 million to $10 million. These expenditures will be used primarily to purchase equipment that enhances capacity and productivity.

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

•	uncertainties related to identifying a purchaser of the Space & Technology/Montreal division or healthcare product line, as well as external market conditions and internal priorities and constraints that could affect a purchaser’s willingness and ability to complete the transaction on the terms and timing expected by the Company;

•	economic conditions in the U.S. and abroad and their effect on capital spending in the Company’s principal markets, particularly including the markets for satellite hardware, which have declined substantially during the past two years, and markets for the Company’s PCS/cellular base station antennas and repeater products, which are difficult to predict in current circumstances;

•	budget pressures on near-term U.S. defense spending priorities;

•	volatility of foreign exchange rates relative to the U.S. dollar and their effect on purchasing power by international customers, as well as the potential for realizing foreign exchange gains or losses associated with net foreign assets both held and used and held for sale;

•	successful resolution of technical problems, proposed scope changes, or proposed funding changes that may be encountered on contracts;

•	changes in the Company’s consolidated effective income tax rate caused by the extent to which actual levels and mix of taxable earnings among the U.S., Canada and other taxing jurisdictions may vary from our current expectations;

•	successful completion of technological development programs by the Company and the effects of technology that may be developed by competitors;

•	successful transition of products from development stages to an efficient manufacturing environment;

•	customer response to new products and services, and general conditions in our target markets (such as logistics, PCS/cellular telephony and space-based communications);

•	the availability of financing for satellite data communications systems and for expansion of terrestrial PCS/cellular phone systems;

•	the extent to which terrestrial systems reduce market opportunities for space-based broadband communications systems by providing extensive broadband Internet access on a dependable and economical basis;

•	the growth rate of demand for various mobile and high-speed data communications services;

•	development of successful working relationships with local business and government personnel in connection with distribution and manufacture of products in foreign countries;

•	the Company’s ability to attract and retain qualified personnel, particularly those with key technical skills; and

•	the availability of sufficient additional credit or other financing, on acceptable terms, to support the Company’s expected growth.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 27, 2003, the Company had the following market risk sensitive instruments (in thousands):

Sep 27
2003

Revolving credit loan with a U.S. bank, $10.0 million maturing in August 2004, the remainder payable on demand, variable-rate interest payable quarterly (average rate of 3.2% at the end of the quarter)	$19,232
Revolving credit loan with a bank in Canada, no specific maturity but subject to review at least annually, variable rate interest payable monthly (6.25% at the end of the quarter)	17,076
Term installment loan with a bank in Canada, maturing in December 2005, principal and variable-rate interest payable quarterly (6.0% at the end of the quarter)	2,584
Revolving credit loan with a bank in the United Kingdom, maturing in April 2004, variable-rate interest payable monthly (4.5% at the end of the quarter)	1,442

Total market-sensitive debt	$40,334

As of September 27, 2003, the Company also had intercompany accounts that eliminate in consolidation but that are considered market risk sensitive instruments. Short-term due to the parent, payable by European and Australian subsidiaries and arising from purchase of the parent’s products for sale, were as follows:

	Exchange Rate
	($U.S. per unit of			$U.S. in thousands
	local currency)			(Reporting Currency)

Australia	0.6745	/	Aus Dollar	$1,045
Belgium	1.1478	/	Euro	434
Italy	1.1478	/	Euro	625
France	1.1478	/	Euro	137
Sweden	0.1281	/	Krona	105
Germany	1.1478	/	Euro	206
Netherlands	1.1478	/	Euro	219

Total short-term due to parent				$2,771

The Company has foreign currency risks associated with forward contracts as follows (in thousands, except average contract rate):

				($U.S.)
	Notional		Average Contract	Fair
	Amount		Rate	Value

Foreign currency forward exchange contracts:
Euros (sell for U.S. dollars)	1,300	Euros	1.1407	(9)
U.S. dollars (sell for Canadian dollars)	6,000	USD	1.3996	108
British Pounds (sell for U.S. dollars)	250	Pounds	1.6505	(2)

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

The CEO and CFO have evaluated the Company’s disclosure controls and procedures as of the end of the period covered in this report. Based upon this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are adequate to accomplish their objective and are functioning effectively.

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

On July 15, 2003, the Registrant filed a Report on Form 8-K, reporting with respect to Item 5, Other Events and Required FD Disclosure.

On July 29, 2003, the Registrant filed a Report on Form 8-K, reporting with respect to Item 12, Results of Operations and Financial Condition.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMS TECHNOLOGIES, INC

By:	/s/ Alfred G. Hansen	Date:	November 11, 2003

Alfred G. Hansen
President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Don T. Scartz	Date:	November 11, 2003

Don T. Scartz
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)