Form 10-K
period 2003-12-31
EMS TECHNOLOGIES INC
filed 2004-03-15
CIK 32198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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
Common Stock, $.10 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes[X] No[   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K: [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act): Yes[X] No[   ]

The aggregate market value of voting stock held by persons other than directors or executive officers on June 28, 2003 was $142 million, based on a closing price of $13.52 per share. The basis of this calculation does not constitute a determination by the registrant that all of its directors and executive officers are affiliates as defined in Rule 405.

As of March 8, 2004, the number of shares of the registrant’s common stock outstanding was 11,067,798 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Company’s definitive proxy statement for the 2004 Annual Meeting of Shareholders of the registrant is incorporated herein by reference in Part III of this Annual Report on Form 10-K.

AVAILABLE INFORMATION

EMS Technologies, Inc. makes available free of charge, on or through its website at www.ems-t.com, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Information contained on the Company’s website is not part of this report.

1 of 86

ITEM 1. Business
ITEM 2. Properties
ITEM 3. Legal Proceedings
ITEM 4. Submission of Matters to a Vote of Security Holders
PART II
ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters
ITEM 6. Selected Financial Data
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 7a. Quantitative and Qualitative Disclosures about Market Risk
ITEM 8. Financial Statements and Supplementary Data
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
ITEM 9A. Controls and Procedures
PART III
ITEM 10. Directors and Executive Officers of the Registrant
ITEM 11. Executive Compensation
ITEM 12. Security Ownership of Certain Beneficial Owners and Management
ITEM 13. Certain Relationships and Related Transactions
ITEM 14. Principal Accountant Fees and Services
PART IV
ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
INDEPENDENT AUDITORS’ REPORT
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS’ REPORT
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EX-4.5 4TH AMENDMENT DATED 10/31/03
EX-10.3 DEFERRED COMPENSATION PLAN
EX-10.4 OFFICERS DEFERRED COMPENSATION PLAN
EX-10.6 AMENDMENTS ADOPTED 5/2/97
EX-10.8 OPTIONS GRANTED PRIOR TO 2001 TO OFFICERS
EX-10.12 OPTIONS GRANTED 1992 STOCK INCENTIVE PLAN
EX-10.16 INDEMNIFICATION AGMT B/T CO & DIRECTORS
EX-10.17 INDEMNIFICATION AGMT B/T CO & OFFICERS
EX-10.18 SPLIT DOLLAR INSURANCE PLAN
EX-10.20 LETTER DATED 7/24/2002
EX-14 CODE OF ETHICS
EX-21.1 SUBSIDIARIES OF THE REGISTRANT
EX-23.1 INDEPENDENT AUDITORS' CONSENT
EX-23.2 INDEPENDENT AUDITORS' CONSENT
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32 SECTION 906 CERTIFICATION OF THE CEO/CFO
EX-99.1 INDEPENDENT AUDITORS REPORT

Part I.

ITEM 1.  Business

GENERAL

SUMMARY

EMS Technologies, Inc. (the “Company” or “EMS”) designs, manufactures and markets products that are important in many kinds of wireless communications. The Company focuses on the needs of the mobile information user, with an increasing emphasis on broadband applications for high-data-rate, high-capacity wireless communications.

The Company is organized into five reportable business segments: Space & Technology, LXE, EMS Wireless, SATCOM and SatNet. Each segment is separately managed and comprises a range of products and services that share distinct operating characteristics. However, the Company believes that one of its competitive strengths is the technological and marketing synergy that occurs among the segments, as well as among the Company’s various product lines. The Company believes that this synergy creates a path to broader markets for highly advanced technologies developed for niche markets in space and defense.

1. Space & Technology

This segment manufactures custom-designed, highly engineered hardware for use in space electronics (both commercial and defense satellite applications), and aerospace (both commercial and defense electronics applications). Orders in this segment typically involve long-term contracts with development and production schedules that can extend a year or more, and most revenues are recognized under percentage-completion accounting. The Space & Technology segment’s products are sold primarily to space and defense prime contractors or commercial communications systems integrators rather than end-users. The Space & Technology segment accounted for 19%, 22% and 17% of consolidated net sales in 2003, 2002 and 2001, respectively.

A major source of business is the defense electronics market. Orders in this market remained strong in 2003, with defense sales exceeding the prior year. The Company believes that applications for secure communications, surveillance, and electronic counter-measures will continue to offer opportunities that are well-suited to the Company’s unique technology base and its considerable experience on such programs.

In the third quarter of 2003, EMS announced that its Board of Directors had approved a formal plan to seek to sell the Company’s commercial space operations located in Montreal. As a result, all of the activities, operations and financial results of the Montreal commercial space business, which had been included in the Space & Technology segment in prior years, were moved to discontinued operations for all periods presented in the Company’s consolidated financial statements.

2. LXE

The LXE business is conducted through a wholly owned subsidiary, LXE Inc., and manufactures wireless mobile computers and wireless local area network (“LAN”) products for logistics and other enterprise applications. Typical uses include real-time data communications on inventory movement in a large warehouse, manufacturing facility, or container yard. The manufacturing cycle for each order is generally just a few days, and revenues are recognized upon shipment of hardware. Hardware is marketed to end-users and to third parties that incorporate their products and services with the Company’s hardware for delivery to end-users. The LXE segment accounted for 39%, 37% and 43% of consolidated net sales in 2003, 2002 and 2001, respectively.

2 of 86

3. EMS Wireless

The EMS Wireless segment manufactures base-station antennas and repeaters for PCS/cellular communications systems. The manufacturing cycle for each order is generally just a few days, and revenues are recognized upon shipment of hardware. Hardware is marketed to wireless service providers and to original equipment manufacturers (“OEMs”) for mobile voice/paging services, as well as for other emerging high-speed wireless systems. The EMS Wireless segment accounted for 20%, 20% and 22% of consolidated net sales in 2003, 2002 and 2001, respectively.

4. SATCOM

The SATCOM segment is a division of the Company’s wholly owned Canadian subsidiary, EMS Technologies Canada, Ltd. (“EMS Canada”), and manufactures earth-based antennas, terminals and other hardware for communications via satellite link. Typical applications include voice/data communications aboard corporate jets, high-speed data systems for military applications, search-and-rescue systems that use satellite surveillance, and tracking/messaging for long-haul trucks. The manufacturing cycle for most orders is generally just a few days, and revenues are recognized upon shipment of hardware. Hardware is marketed to third parties who incorporate their products and services with the Company’s hardware for delivery to end-users. The SATCOM segment accounted for 17%, 14% and 11% of consolidated net sales in 2003, 2002 and 2001, respectively.

5. SatNet

In mid-2002, the “EMS Satellite Networks” (“SatNet”) division was formed as a result of the Company’s strategic emphasis on the development of broadband technologies for use in high-data-rate, high-capacity satellite communication systems. This segment focuses on high speed, two-way Internet via satellite hubs and terminals that use the DVB-RCS open standard pioneered by EMS. The manufacturing cycle for each order is generally just a few days, and revenues are recognized upon shipment of hardware. Hardware is marketed to third parties that incorporate their products and services with the Company’s hardware for delivery to end-users. The SatNet segment accounted for 5%, 6% and 6% of consolidated net sales in 2003, 2002 and 2001, respectively.

6. Discontinued Operations

In 1999, the Company added expertise in space systems, payload integration and ground terminal technologies by acquiring the Space Systems and Products Division of Spar Aerospace Limited, based in Montreal. This division (now the Space & Technology/Montreal division of EMS Canada) has long been a leading participant in the Canadian and international, commercial and civil space industries. It has produced payloads and full antenna systems for major communications and remote sensing satellites, as well as robotics for NASA’s Space Shuttle and the International Space Station. In the third quarter of 2003, EMS announced that its Board of Directors had approved a formal plan to sell this business. As a result, all of the activities, operations and financial results of the Montreal commercial/civil space business were moved to discontinued operations for all periods presented.

The Space & Technology/Montreal business designs and manufactures innovative satellite communications products. These products include satellite systems, subsystems and components that address the need for reliable, high-speed communications. The products marketed and manufactured by this business comprise the following lines: space systems, antenna products and electronic products for space.

3 of 86

The discussion of the Company’s business set forth in this Item 1 is qualified by the materials appearing below under the headings “Risk Factors” and “Forward-Looking Statements.”

BACKGROUND

In its Space & Technology segment, the Company has developed strong expertise in microwave components and subsystems over a period of more than 30 years. In the mid-1970’s, the Company pioneered the use of ferrite materials for electronic beam-forming. Electronic beam-forming networks (“BFNs”) allow a satellite to steer and adjust the shape of its antenna pattern. BFN technology was originally used in military communication satellites to avoid interference from the ground. This segment also produced the first all-electronic switch matrix to provide flexible interconnectivity between microwave uplink and downlink channels in communication satellites.

The core technologies of the Space & Technology segment are directly applicable to a range of current defense applications, including line-of-sight communications, radar, signal intelligence and electronic countermeasure systems. These applications are generally referred to as “information dominance.” Further, the Space & Technology segment has produced highly-engineered antenna, signal-management, and signal processing hardware that are used in numerous mission-critical weapon systems.

In the early 1980’s, the Company sought to diversify its predominantly defense-related business base by moving into commercial markets. As a result, the Company used its expertise in wireless technologies to develop the LXE product line of wireless mobile computers and network products. By communicating with the host computer network in real-time, these LXE products enhance the productivity of mobile workers and improve the accuracy and timeliness of transaction-processing data. LXE’s principal market is for material management functions in warehouses and distribution centers (the “logistics” market), including seaports. A major factor in the long-term growth of the logistics market and the LXE product line has been expanding use by many industries of more advanced information technologies, including wireless networking, enterprise software and auto-identification technologies (such as bar-coding and RFID).

The EMS Wireless segment includes PCS/cellular base station antennas and repeaters. The leading product in this line (marketed under the “DualPol” trademark) employs polarization-diversity technology. These antennas allow cell-site tower structures that are simpler, less expensive, and less obtrusive than conventional antenna towers. In addition, these antennas offer superior coverage and resistance to signal-fading, as compared with networks with conventional vertically-polarized antennas. The Company also offers a line of repeaters and in-building products, as well as a full line of lower-priced, conventional antennas for both cellular and PCS networks. These infrastructure products, along with a family of accessory products, are marketed to service providers and to OEMs domestically and internationally.

The Company has also established an industry-leading position in the market for mobile earth-based SATCOM (“satellite communications”) antennas and terminals. The initial SATCOM products

4 of 86

were developed for international search and rescue, in which satellite technology helps locate downed aircraft or ocean-going ships in distress. The most successful component of the Company’s current SATCOM product lines was developed for advanced communications by corporate jets. In these aeronautical applications, the Company’s antennas are mounted atop the jet’s tail fin and are automatically steered to remain pointed at a communications satellite during flight; these systems provide voice, data and video communications via satellite.

The Company has introduced other SATCOM products, including (1) a high-speed data product and variants to provide both voice and data connections with speeds up to 256 kbps, (2) Global Area Network (“GAN”) satellite data terminal products, which allow access to corporate networks and the Internet from anywhere in the world, either at the standard ISDN speed of 64 kbps, or at speeds of up to 128 kbps, using the Inmarsat satellite network, (3) a packet-data terminal to provide two-way real-time data communications for messaging, tracking and monitoring in the transportation, public safety and remote industrial controls markets, and (4) a maritime high-speed terminal for digital communications at sea over the Inmarsat network. SATCOM has also made initiatives with software products used for incident management for search-and-rescue applications with customers around the world.

EMS’s SatNet division originated from the Space & Technology segment, which had been studying the implementation of multimedia satellite systems since 1993. In 1994, EMS was commissioned to study the feasibility of developing new satellite system architectures built upon the existing DVB broadcast standard. The intent of the study was to pave the way for two-way satellite Internet access through a central satellite ground hub gateway. This study led to the development by EMS and satellite operators of a satellite return channel concept based on multi-
frequency TDMA and a set of scheduling algorithms designed for the emerging multimedia environment. The resulting DVB Return Channel System (“DVB-RCS”) air interface standard was adopted by European Telecommunication Standards Institute in 2000. In 2002, EMS created the SatNet group, initially within its Space & Technology segment to focus on this new business opportunity.

SatNet has now deployed more than 30 systems in Europe, North America and Asia. SatNet supplied Societe Europeene des Satellites (“SES”) – the world’s largest satellite service provider, with its Broadband Interactive Return Link Sub System (“RLSS”), which has subsequently been included as part of the SatLynx joint venture with Gilat, SES and Alcatel. SatNet has also signed an agreement with Alcatel Space, to integrate EMS RLSS’s into systems being marketed and delivered worldwide.

SatNet has now developed its fourth generation satellite interactive user terminal. The first generation was deployed in 2000 with EMS’s first demonstration hub in Europe. EMS is now offering an enterprise model (Series 2000), and a professional model (Series 3000). Both the Series 2000 and the Series 3000 are available in various transmit/receive frequency bands (e.g. Ku/Ku, Ka/Ku, etc). As a result of enhanced design and improved manufacturing techniques, these new terminals have a significantly lower cost than those from earlier generations, which has enabled EMS to offer terminals at lower prices than most legacy VSAT offerings.

MARKETS AND PRODUCTS

Space & Technology Markets

The Company believes that its Space & Technology business will be able to make significant contributions in defense systems of national importance, such as secure satellite communications, secure intelligence and imagery collection satellites, advanced electronic warfare, radar, and secure line-of-sight communications. These systems are applied across

5 of 86

space, airborne, terrestrial and naval domains. Many such systems are being newly developed or significantly upgraded as part of the U.S. Department of Defense transformational communications and information dominance initiatives. European defense ministries are also pursuing significant new and upgraded systems.

EMS’s base of technologies, including ferrite ceramics for microwave radio frequency management, and advanced antennas for low-observable aircraft, are well suited to many advanced defense applications. As a result, EMS continues to supply hardware to important U.S. and international military programs for communication, sensing and surveillance.

The Company’s products are incorporated in a number of significant weapon and defense systems such as the F/A-22 (air dominance fighter), B-2 (stealth bomber), Phalanx (Close-in Weapon System), Advanced EHF (military communication satellites), Special Operations Forces Aircraft (Suite of Integrated RF Counter-Measures Subsystems), Skynet 5 (United Kingdom military communication satellites), and Predator Unmanned Aerial Vehicle (observation and attack aircraft).

Additionally, EMS products are also used in a selection of technology-based commercial/civil ventures such as LiveTV (direct broadcast television reception on commercial aircraft), XM Radio (direct broadcast radio in North America), COSMO (Italian imagery satellites), and SARLupe (German imagery satellites).

Space & Technology Products

Through its Space & Technology segment, the Company designs and manufactures innovative microwave products for space and defense applications. This segment’s products comprise three main lines:

1.	Ferrite components,

2.	Electronic subsystems, and

3.	Antenna subsystems.

- Ferrite Components

EMS pioneered the use of ferrite materials in space and defense systems. Ferrite products provide phase and amplitude control of communications signals. The design, development and manufacture of ferrite products require considerable specialized in-house capabilities. These products include ferrite circulators, isolators, phase shifters, switches and switching networks, and transmit-receive networks. Ferrite products are integrated into satellite, shipboard, ground-based and airborne applications, including direct broadcast, direct audio, commercial and military communications, earth observation, multimedia, and defense systems. The Company’s ferrite products have been utilized in XM Radio, DirecTV, ENVISAT, CloudSAT, Anik F2, TDRSS, MILSTAR/AEHF, F-14, F-16 and B-2.

- Electronic Subsystems

The Company’s electronic subsystems are an integral part of many space systems. These subsystems control the microwave communications signals processed in satellites and spacecraft, and include switch networks, beam-forming networks, auto-track modulators, and solid-state power amplifiers. The Company’s microwave subsystems have been utilized in Intelsat, Telstar, DSCS, MILSTAR/AEHF and ACTS.

6 of 86

This segment has developed unique signal processing capabilities that are key to advanced electronic warfare systems. These capabilities, combined with our antenna, ferrite, and microwave products, create significant subsystems in aircraft electronic protection suites. Major programs that use these products include AN/ALQ-172 Low Band, and AN/ALQ-211 Suite of Integrated RF Countermeasures, (“SIRFC”). In addition, this segment has developed and manufactures the radar illuminator subsystems that provide directed radar energy used to assist the tracking and control of land-based rocket systems.

- Antenna Subsystems

The Company’s aeronautical antenna subsystems are used in a variety of commercial and military aircraft. The multi-channel commercial aircraft video system, which is now deployed with airlines based in New York and Denver, combines the Company’s antennas with electronics and small flat-panel video screens installed in each seat back. The aeronautical antenna subsystems used in, the USAF F/A-22 air dominance fighter combine the Company’s antenna with modem and signal processing equipment on-board the aircraft to enable an intra-flight datalink capability between aircraft. The antenna subsystems in unmanned aerial vehicles combine the Company’s antenna with modem and signal processing equipment on board the aircraft to enable satellite communication links and/or line-of-sight datalinks.

The Space & Technology segment is also developing terrestrial antenna subsystems for ground vehicles. The antenna subsystems are combined with modem and signal processing equipment on board ground vehicles such as HUMVEEs and tanks, to enable various functions such as satellite communications, line-of-sight communications, and combat identification while on the move.

LXE Markets

Major technological advances and changes in the regulatory environment have led to the development and proliferation of wireless data networks that extend the reach of existing hard wired networks. Wireless local area networks (“LANs”) now accommodate notebook, pen-based, and other handheld computers, as well as rugged computers mounted on vehicles, such as forklifts. By providing network connectivity for mobile users, these products increase the accuracy, timeliness and convenience of data collection and information access. In the past, wireless LAN systems were developed for operation using proprietary narrow-band UHF radios at 450 or 900 MHz. Current wireless LAN systems comply with open system (IEEE 802.11) standards and operate at data rates of 11 Mbps at 2.4 GHz. Evolving IEEE 802.11-based products increase data transmission rates to 54 Mbps in both the 2.4 GHz and 5.7 GHz bands. The development of these advanced products and widespread adoption of the 802.11 wireless LAN standard is creating new applications in established industrial markets and in other vertical markets, such as transportation and service applications.

The Company’s rugged computers and wireless LANs have been installed at more than 6,500 sites world-wide, including the facilities of many Fortune 500 companies and some of the world’s largest materials-handling installations.

LXE Products

The Company’s wireless data systems, which generally incorporate barcode scanning or other auto-identification capabilities, are increasingly based on the IEEE 802.11 open system standard and feature rugged mobile computers specifically designed for demanding industrial

7 of 86

environments. A typical system consists of mobile computers which incorporate wireless LAN radios and auto-identification capabilities, network access points which provide a radio link to the wired network and host computers, and software that manages and facilitates the communications process.

- Mobile Computers

The Company offers several types of mobile computers, all of which utilize radio frequency technology:

1.	Hand-held mobile computers are small and lightweight, and are available in several form factors with varying degrees of ruggedization; and

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

The Company’s latest generation of mobile computers has significantly more computing power than previous models, as well as improved power-management features and superior ergonomics. The MX3 mobile handheld computer supports the Windows® CE operating system and offers many of the performance features of a desktop PC in a handheld computer. Recent handheld product introductions include the Windows® CE-based MX5 and MX6, both designed for extremely demanding environmental conditions in the warehouse and in the terminal yard. The “VX” series of vehicle-mounted computers feature even better environmental specifications and ruggedization, and includes a Pentium-class model that supports the Windows® 2000, XP and .Net operating systems.

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

LXE provides and supports wireless network equipment compatible with the existing IEEE 802.11 standards, as well as its proprietary system at 900 MHz. LXE also offers a complete suite of supporting products and services for its wireless networks, including wireless network management tools, wireless security tools, facility analysis, installation and support.

- Host Connectivity Software

LXE also provides terminal emulation software and communications gateways that allow any of LXE’s mobile computers to interface seamlessly to a customer’s legacy applications. LXE’s host connectivity software supports UNIX, IBM midrange, and IBM mainframe legacy systems.

8 of 86

- Other Products and Services

In addition to the basic system hardware and software, the Company offers a wide range of accessory products and services, including barcode scanners, battery chargers, portable printers, pre- and post-sale professional services, and repair and maintenance services.

EMS Wireless Markets

National and international infrastructure for terrestrial-based wireless communications has expanded since the mid-1990’s to support growing worldwide demand, although the infrastructure build-out has slowed from its peak in about the year 2000. The demand for wireless communications has been fueled by:

•	decreasing prices for wireless handsets,

•	a more favorable regulatory environment,

•	greater competition among service providers, and

•	more availability of services and RF spectrum.

In addition, many developing countries are installing wireless telephone networks as an alternative to installing, expanding or upgrading traditional hardwired networks. Emerging wireless data applications may also expand the market by allowing service providers to increase revenue-generating traffic on their networks.

Specific technological trends have also affected the wireless industry. For example, in the late 1990’s the continuing growth of the wireless communications market strained the capacity of traditional analog cellular systems that can carry only one call per channel of radio spectrum. As a result, most service providers have installed digital equipment to increase per-channel capacity by factors ranging from three to eight. In addition, service providers have constructed PCS digital networks that operate at twice the frequency level of cellular systems; this provides the greater bandwidth necessary for an expanded range of voice and data services. However, PCS technology requires smaller cells than analog technology and, as a result, approximately four times the number of base stations to complete its geographical build-out.

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

In addition to technical performance of the antennas, key competitive factors in this market are manufacturing capacity and ability to provide quick turnaround time in response to an order. The Company believes its turnaround times are among the fastest in the industry.

EMS Wireless Products

The Company has developed several advanced base station antennas for the PCS/cellular wireless infrastructure market and has a line of repeaters and other wireless signal distribution products.

9 of 86

- Dual Polarization Antenna Products

The Company’s DualPol™ antenna utilizes polarization diversity to combine the functionality of three vertically polarized antennas (two receive and one transmit) into a single, compact device. With fewer antennas required, DualPol™ technology allows the supporting antenna tower to be much smaller and less expensive than for a traditional PCS/cellular antenna site, which must support the weight and wind-loading of a large mounting structure atop the tower. An increasingly important factor in establishing the location of a cell site is the aesthetics of the tower structure. Unlike traditional vertical-polarization cellular antennas, the Company’s DualPol™ antennas can be mounted in a very compact configuration that can fit on top of existing utility poles, or be disguised, for example, in a clock tower. The mounting flexibility benefits the service provider in obtaining site approvals, and lowers installation and structure costs. Further, these antennas offer superior coverage and resistance to signal-fading, as compared with networks with conventional vertical-polarization antennas.

The Company’s AcCELLerator™ antenna combines multiple DualPol™ antennas pre-packaged in a compact cylindrical enclosure that provides the same multi-sector coverage as a large, nine-antenna, spatially diverse base station, yet with a less visually obtrusive structure.

The Company’s Micro AcCELLerator™ antenna is a much smaller version of the AcCELLerator™, and was originally designed to help a service provider gain zoning approval for new cell sites. Micro AcCELLerator™ antennas provide a complete, three-sector cell site in a highly integrated package as small as six inches in diameter, which is mounted atop an unobtrusive monopole. This configuration led to a line of custom site solutions consisting of the micro version of the AcCELLerator™ in an aesthetically pleasing mounting fixture (most often used atop a light pole) that has application in shopping malls and office centers.

- Vertical-Polarization Antenna Products

The Company’s lower-cost vertically polarized antennas apply “beam-shaping” techniques of amplitude and phase weighting to achieve the most effective antenna performance for specific applications. The Company’s OptiFill™ antennas are designed for use in a typical crowded coverage area. These antennas utilize null filling, upper sidelobe suppression and electronic down tilt to lower co-channel interference, reduce the number of dropped calls, and improve sound quality. The Company’s OptiRange™ antennas are designed to maximize gain, and are useful in systems that have large cells, such as rural areas or initial urban system roll-outs with a small number of base stations.

- Repeaters and Other Wireless Signal Distribution Products

The 2001 acquisition of a small manufacturer of repeaters and other wireless signal distribution products provided two new product lines from which we are starting to see growth. The first product line enables carriers to extend indoor RF coverage through the use of indoor repeaters and fiber-optic-based RF distribution systems. One example of this is our new Link2Cell product, which provides an easy and economical means to provide wireless coverage in small, borderline coverage areas. Customers simply plug it in and experience improved coverage.

The Company has continued to see an increase in the demand for indoor RF coverage solutions. The expanded data services now offered by the wireless carriers require a higher RF signal strength to maintain quality service. This higher signal strength requirement coupled with the inherent signal losses associated within buildings and other structures require that an RF distribution system be used to maintain service quality. In many cases a RF indoor repeater drives the RF distribution systems.

10 of 86

The second product line helps carriers extend their coverage in rural areas or uneven terrain through the use of outdoor repeaters. Rural areas are typically characterized by a low call density and inconsistent signal strength. In these situations, it is not cost effective for the wireless carrier to install a new base station to increase the coverage footprint. A cost-effective solution for the wireless carrier is to use outdoor repeaters to expand its coverage footprint.

Repeater products can also provide other cost efficiencies. A typical base station uses an expensive T1 data line to transfer the telephone calls from the base station back into the hardwire network for all call routing “backhaul” service. The Company has introduced DataNex, a wireless backhaul solution that will utilize a portion of the unused PCS frequency spectrum that the wireless carrier already owns for backhaul services, thereby eliminating the expense of installing and maintaining a T1 connection to the base station. This product has undergone several successful trials and is gaining market acceptance.

SATCOM Markets

The first aeronautical systems for telephony utilized a ground-based network. These networks were not only limited in the voice quality of their communications, but they were unable to provide coverage over water for international travel. Evolution of aeronautical telephony involved a special antenna aboard the aircraft that allowed the use of satellite transmissions, not only for voice but also for limited data and fax capabilities. Reflecting the need for mobile communications in the business world, aeronautical satellite communications systems of some type are now commonly used in corporate jets around the world. Current developments are directed towards higher-speed satellite-based video and Internet-access applications. The market acceptance of the Company’s HSD-128 high speed data products has positioned EMS as a market leader for this application, serving both military and commercial applications.

The Company believes that it is the top supplier of antennas for voice/data communications aboard corporate aircraft, with an over-90% share of this market. To date, there are more than 1,000 EMS installations on over 50 different types of aircraft. The Company has contracts with Rockwell Collins, Honeywell and Bombardier - the industry’s largest users of general aviation communications equipment. In addition, the Company supplies over 90% of all Inmarsat Airborne High Speed Data systems used by the U.S. Military.

The Company has also pursued opportunities in the land mobile market. The Company offers two types of satellite terminals; satellite packet data terminals and GAN terminals. The GAN (global area network) satellite data terminal products allow access to corporate networks and the Internet from anywhere in the world, either at the standard ISDN speed of 64 kbps, or at speeds of up to 128 kbps, using the Inmarsat satellite system. More recently, the Company has been successful in deploying its land-based high speed data products into the U.S. and certain European military organizations. These systems have been particularly useful in supplying data communications to mobile command posts. Packet data terminals are used in functions such as tracking and two-way messaging for transportation or public safety, or remote monitoring of industrial process controls. A growing concern in this market is that terminals utilize an open architecture that would be compatible with other communications systems. The Company’s satellite packet data terminals (“PDT-100”) addresses many of this market’s needs, with its compact size, strong and reliable performance, and open architecture.

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

11 of 86

SATCOM Products

The Company’s SATCOM line of products includes the following:

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

The Company has also developed a steerable antenna system designed to provide live television to a private jet aircraft from a broadcast satellite. The system includes a mechanically steerable antenna system, mechanical positioner, and a beam-steering unit to keep the antenna properly pointed at the satellite during the motion associated with flight. This DBS antenna and the AMT-50 Inmarsat antenna can be mounted together under a single radome (designed and supplied by the Company) atop a jet’s tail fin. These products are sold by the Company as part of a full system provided by Honeywell for delivery of live video service to aircraft.

- Aeronautical Terminals

EMS has an aeronautical product, called the HSD-128, that provides aircraft operators with high-speed data capability using the Inmarsat Aeronautical Swift64 and Mobile Packet Data Services. These services will support data rates of up to 64 kbps per channel (which the HSD-128’s multi-channel capability increases to 128 kbps), a considerable advance on other service offerings currently available in the market. These services are heavily used by military and other governmental command aircraft as well as corporate aircraft. One example is our Viper II terminal, which can handle 16 simultaneous STU-III calls, multi-media video/voice/data applications. The roll-on/roll-off capability of the Viper II enables this communications platform to be used while flying enroute and at the command post on the ground. These services also provide economical airborne access to the business support services typically found in a ground-based office, including voice, data, e-mail, Internet and corporate Intranet products. The Company has developed further capability in its new products and can now provide data rates to 256 kbps.

12 of 86

- GAN (global area network) Terminals

With its STORM global area network portable satellite terminal EMS customers can work and keep in touch from remote locations, far from telephone networks, and access corporate networks, manage vital communications for disaster relief and peacekeeping, send up-to-the-minute broadcast quality audio, pictures and video clips for on-air transmission and quickly establish secure communications channels in government and defense applications. Depending on configuration, customers can utilize up to 256 kbps data rates while on the move. The Company has also added a maritime high-speed terminal to complement its land-mobile and industry-leading aeronautical products. The maritime terminal delivers clear digital voice communications, as well as e-mail and Internet capabilities, through Inmarsat’s global maritime service. In 2003, the Company launched new land mobile products, marketed under the names Cyclone and Thunder, to provide mobile broadband communications capabilities, largely intended for the public safety and military markets.

- Satellite Packet Data Terminals

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

- Emergency Management Products

The Company is a leading provider of the ground-station equipment associated with satellite-based search-and-rescue systems, including the local-user terminals (“LUTs”) that process information received from satellites. Using a low-earth-orbit satellite system, a LUT can determine the location of the maritime or aviation beacons that transmit distress signals, and display the results for intervention by emergency authorities. This terminal technology can also be adapted for routine tracking and management of aviation and maritime fleets.

Another LUT model uses satellites in geostationary orbit, which reduces the critical time needed to detect and identify distress beacon signals. This system is PC-based and can be efficiently managed through Internet protocols. In addition to satellite ground stations for search-and-rescue, EMS offers software for incident management and rescue coordination. The Company has also combined new communications technologies with Web-based geographic information systems and graphical tools. The Company believes that fast, widespread distribution of graphical data via the Web allows for more effective coordination of rescue efforts.

SatNet Markets

SatNet offers ground segment equipment for the satellite broadband communications market in the broadcast and fixed services sector. Within this market, SatNet targets operators of high-speed, two-way, multimedia access networks. These operators range in size and scope from niche satellite service providers providing voice-over-IP telephony services to developing countries, to incumbent telecommunications companies offering satellite overlay high-speed Internet services to complement their existing terrestrial networks. SatNet has also become increasingly involved in national projects in many countries to provide high speed satellite Internet connections for distance education and health services. SatNet targets these customers primarily through integrators and resellers, although SatNet also maintains a small direct sales force for unique opportunities.

SatNet Products

The Company designs and manufactures ground segment equipment for the satellite broadband communications market. SatNet has two principal product lines – DVB-RCS hubs and terminals.

– DVB-RCS hubs

SatNet offers hub products ranging from stand-alone Return Link Sub-Systems (“RLSSs”) that

13 of 86

are sold to integrators or operators wishing to integrate into an existing one-way platform, to complete gateways. These hubs can economically support network sizes ranging from less than one hundred terminals to substantially more then ten thousand terminals.

– DVB-RCS terminals

SatNet is currently marketing two families of DVB-RCS terminals - the Series 2000 enterprise terminal, which is designed to support a full range of features and performance, and the Series 3000 professional/SOHO terminal, which is designed to minimize cost while maintaining DVB-RCS compliance and performance.

SALES AND MARKETING

The Company’s sales and marketing strategy varies depending upon the segment. Due to the technical nature of the Company’s products, internal personnel with strong engineering backgrounds must conduct some of these sales efforts. This is particularly true of the Space & Technology segment. The Company also utilizes independent marketing representatives, both in the U.S. and internationally. These individuals are selected for their knowledge of the local markets and their ability to provide technical support and ongoing, direct contact with the Company’s current and potential customers.

In the Space & Technology segment, the development of major business opportunities often involves significant bid-and-proposal effort; this work can include complex, pre-award engineering to determine the technical feasibility and cost-effectiveness of various design approaches. Most of the Company’s bid-and-proposal costs are reported in cost of sales, although a portion of these costs is classified as selling, general and administrative expense. Total bid-and-proposal costs from continuing operations were $3.6 million in 2003, $2.5 million in 2002 and $1.9 million in 2001.

The markets for space and defense electronics comprise a relatively small number of customers, which are typically well known large corporations. The Company’s Space & Technology marketing efforts rely on ongoing communications with this base of potential customers, both to determine the customers’ future needs and to inform customers of the Company’s capabilities and recent developments. Because the Company can often receive multiple orders from many of these customers, technical support and service after the sale are also crucial to maintaining a strong relationship.

The Company’s sales and marketing strategy for its other business segments involves:

1.	direct sales to end users, and

2.	indirect sales through third parties that often incorporate their products and services with the Company’s hardware for delivery to end-users. Third parties include:

a.	strategic partners,

b.	value-added resellers,

c.	original equipment manufacturers, and

d.	distributors and sales representatives in approximately 35 countries.

Direct sales of LXE systems are performed by an internal sales support staff, by 20 regional salespersons in North America, and by nine international subsidiaries (seven in Europe). For EMS Wireless, an internal staff and three regional sales offices in North America perform sales and marketing. For marketing of SATCOM products, the Company relies on its relationships with major airframe manufacturers, avionics manufacturers, a network of completion centers that install aeronautical products, and value-added resellers. SatNet sells through strategic partners such as Alcatel, as well as directly to service providers using an internal staff.

14 of 86

BACKLOG

The backlog of consolidated orders related to continuing operations at December 31, 2003, was $83.2 million, compared with $85.4 million one year earlier. EMS Wireless, LXE and many SATCOM and SATNET customers typically require short delivery cycles; as a result, these segments usually convert orders into revenues within a few weeks, and they do not build up an order backlog that extends substantially beyond one fiscal quarter. However, backlog is very important in the Space & Technology segment, due to the long-term nature of that business. The backlog for Space & Technology at December 31, 2003 was $50.1 million compared with $49.4 million one year earlier.

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

The electronic components and supplies, printed circuit assemblies, and molded parts needed for the Company’s various standard products are generally available from a variety of sources. However, LXE systems include barcode scanners in almost all orders, and a significant number of the scanners are purchased from Symbol Technologies, Inc. (“Symbol”), which is also a competitor of the Company; however, there are alternative suppliers that manufacture and sell barcode scanners under license agreements with Symbol. The Company believes that LXE’s competitors also rely on scanning equipment purchased from or licensed by Symbol. In addition, Symbol and the Company have a license agreement, which allows the Company to utilize Symbol’s patented integrated scanning technology in certain products.

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

15 of 86

COMPETITION

The Company believes itself to be, in sales, a major independent supplier of (1) satellite components, subsystems and systems, (2) wireless local-area computer network products for logistics systems, (3) base station antennas and other wireless infrastructure products for cellular and PCS mobile networks, (4) aeronautical SATCOM communications systems for voice, telephony and video and (5) satellite networking equipment for two way broadband connectivity. However, the Company’s markets are highly competitive. Some of the Company’s competitors have substantial resources and facilities that exceed those of the Company, but the Company also competes against smaller, specialized firms.

In the Space & Technology segment, the Company competes with divisions of certain U.S. industrial concerns, such as Boeing Electron Dynamic Devices, Inc., L3 Communications, Harris Corporation, Raytheon, M/A-Com, Hieco Corporation, and Titan Corporation, as well as non-U.S. companies such as COMDEV of Canada, and Chelton, Ltd of the U.K. Some of these companies, as well as others, are both potential competitors of the Company for certain contracts and potential customers on other contracts. Certain major customers could also elect to internally develop and manufacture the products that they presently purchase from the Company.

In the LXE market, the Company’s principal competitors are Unova, Symbol Technologies (which holds patents protecting the barcode scanning devices supplied to LXE for incorporation in these products), and Psion Teklogix. In the EMS Wireless segment, the Company competes with divisions of certain large U.S. and international companies, including Allen Telecom, Andrew Corporation and Alcatel. In the SATCOM market, the Company competes with Honeywell, Thales, Thrane & Thrane, Qualcomm and TSI. In the SatNet market, the Company competes with EB Nera, Newtec, ViaSat, Gilat and Hughes Network Systems.

The Company believes that the key competitive factors in all of its segments continue to be product performance, technical expertise and support to customers, adherence to delivery schedules and price.

RESEARCH AND DEVELOPMENT

The Space & Technology segment conducts most of its research and development in direct response to the unique technical requirements of a customer’s order, and most of these costs are included with the overall manufacturing costs for specific orders. The remaining segments conduct substantial internally funded research and development, and product development activities. In 2003, 2002 and 2001, the Company spent $19.3 million, $20.4 million and $20.4 million, respectively, on internally sponsored research and development and product development activities.

EMPLOYEES

As of December 31, 2003, the Company and its subsidiaries employed approximately 1,700 persons. Over 70% of the Company’s employees are directly involved in engineering or manufacturing activities.

16 of 86

RISK FACTORS

The business operations of EMS Technologies, Inc. involve significant risks and uncertainties that could adversely affect its financial condition, results of operations, and future development, and this could also cause a decline or slow growth in the future market value of our shares. In addition to domestic economic conditions, which can change unexpectedly and generally affect U.S. businesses, these risks and uncertainties include the following:

Competing technology could be superior to ours, and could cause customer orders and revenues to decline.

The markets in which we compete are very sensitive to technological advances. As a result, technological developments by competitors can cause our products to be less desirable to customers, or even to become obsolete. Those developments could cause our customer orders and revenues to decline.

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

Construction and expansion of new communications systems depend on public demand for the new services. As a result, growth rates in our revenues from wireless infrastructure products and proposed high-speed satellite communications systems are likely to be heavily affected by the timing and extent of public willingness to buy mobile and/or broadband communications services. If public acceptance of the new systems does not develop as expected, our customers are unlikely to place the level of orders we expect, and our revenues and profits would also fall short of expectations.

Among the factors that could affect the growth of markets for new wireless communications systems is the potential concern about alleged health risks relating to radio frequency (“RF”) emissions. Media reports and some studies have suggested that RF emissions from wireless handsets and cell sites may be associated with various health problems, including cancer, and may interfere with electronic medical devices, including hearing aids and pacemakers. In addition, lawsuits have been filed against participants in the wireless industry alleging various

17 of 86

adverse health consequences as a result of wireless equipment emissions. Additional studies of radio frequency emissions are ongoing. Consumers may be discouraged from purchasing new wireless services if consumers’ health concerns over radio frequency emissions increase. In addition, concerns over RF emissions could lead government authorities to increase restrictions on the location and operation of wireless-related hardware, or could result in wireless companies being held liable for costs or damages associated with these concerns.

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

18 of 86

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

Many of our products are incorporated into wireless communications systems that are regulated in the U.S. by the Federal Communications Commission (“FCC”) and internationally by other government agencies. Changes in government regulations could reduce the growth potential of our markets by limiting either the access to or availability of frequency spectrum. Changes in government regulations could make the competitive environment more difficult by restricting our customers’ efforts to develop or introduce new technologies and products. Also, changes in government regulations could substantially increase the difficulty and cost of compliance with government regulations for both our customers and us. All of these factors could result in reductions in our profits and revenues.

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

19 of 86

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

International sales significantly affect our financial performance. Almost $94 million in revenues for fiscal year 2003, or 37% of consolidated revenues, were derived from customers residing outside of North America. Adverse economic conditions in our customers’ countries, mainly in Western Europe, Latin America and the Pacific Rim, have affected us in the past, and could adversely affect future international revenues in all of our businesses, especially from our wireless local-area network and PCS/cellular infrastructure businesses. Unfavorable currency exchange rate movements can adversely affect the marketability of our products by increasing the local-currency cost. In addition to these economic factors directly related to our markets, there are risks and uncertainties inherent in doing business internationally that could have an adverse effect on us, such as potential adverse effects from changes in foreign income tax laws, as well as unfavorable changes in laws and regulations governing a broad range of business concerns, including proprietary rights, legal liability and employee relations. All of these factors could cause significant harm to our revenues or profitability.

Research incentives from the Canadian government subject to financial and scientific audits could be disallowed.

Research incentives from the Canadian government are subject to financial and scientific audits by the Canadian government concerning whether certain expenses qualify for incentive programs. Historically, these audits have not resulted in disallowances that had a material effect on the benefits recognized in the financial statements. However, a significant level of disallowances in the future could have an unfavorable effect on our statement of operations.

Unfavorable currency exchange rate movements could result in foreign exchange losses and cause our profitability to decline.

We have international operations, and we can use forward currency contracts to reduce – but not entirely eliminate – the earnings risk from holding certain assets and liabilities in different currencies. Furthermore, our SATCOM division derives a major portion of its sales from agreements with U.S. customers in U.S. dollars, and a stronger Canadian dollar would increase our costs relative to our U.S. revenues and we are unlikely to recover these increased costs through higher U.S. dollar prices due to competitive conditions. As a result of these factors, our financial results will continue to have an element of risk related to foreign exchange.

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

20 of 86

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

Our violation of debt covenants on the Company’s Canadian debt could require us to obtain alternative financing on unfavorable terms.

For the last two quarters of 2003, substantial third-quarter write-downs, related to the operations and discontinuance of our Space & Technology/Montreal division, caused our Canadian operations to fail to meet certain covenants contained in the credit agreement with the Canadian bank that finances those operations. On each occasion, the Canadian bank has waived our covenant violation. However, if the Company has not sold its Space & Technology/Montreal division, in future quarters the Company’s Canadian operations will continue to fail to meet the covenant requirements, and we cannot guarantee that we will continue to receive bank waivers in the future. In the absence of a waiver, the bank may require the debt to be repaid in its entirety at any time. If that occurs, we may not be able to secure sufficient additional credit or other financing from another lender, on terms similar to these we now have. This could increase our financing cost and could adversely affect our results of operations and financial condition.

We may not effectively manage possible future growth, which could result in reduced earnings.

Historically, we have experienced broad fluctuations in demand for our products and services. These changes in demand have depended on many factors and have been difficult to predict. In recent years, there has been a general growth trend in certain of our businesses, as well as increasing complexity in the technologies and applications involved. These changes in our businesses place significant demands on both our management personnel and our management systems for information, planning and control. If we are to achieve further strong growth on a profitable basis, our management must identify and exploit potential market opportunities for our products and technologies, while continuing to manage our current businesses effectively. Furthermore, our management systems must support the changes to our operations resulting from our business growth. If our management and management systems fail to meet these challenges our business and prospects will be adversely affected.

We may make acquisitions and investments that could adversely affect our business.

To support growth, we may continue in the future to make acquisitions of and investments in businesses, products and technologies that could complement or expand our businesses. However, if we should be unable to successfully negotiate with a potential acquisition candidate, finance the acquisition, or effectively integrate the acquired businesses, products or technologies into our existing business and products, we could be adversely affected. Furthermore, to complete future acquisitions, we may issue equity securities, incur debt, assume contingent

21 of 86

liabilities, or have amortization expenses and write-downs of acquired assets, which could cause our earnings per share to decline.

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

In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the stocks of technology companies, and that have been unrelated to the operating performance of particular companies.

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

22 of 86

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the executive officers of the Company is set forth below:

Alfred G. Hansen, age 70, became President and Chief Executive Officer in January 2001. Mr. Hansen joined the Company as President and Chief Operating Officer in January 2000. He became a Director in 1999. From 1998 through 1999, Mr. Hansen was President of A.G. Hansen Associates, Inc., Marietta, Georgia, an aerospace marketing and manufacturing consultant. From 1995 to 1998, Mr. Hansen served as Executive Vice President of Lockheed Martin Aeronautical Systems, with broad operational responsibilities for its aerospace business, and as a Vice President of its parent company, Lockheed Martin Corporation. Mr. Hansen retired from the U.S. Air Force in 1989 as a four-star general, serving in his last assignment as commander of the Air Force Logistics Command.

Don T. Scartz, age 61, was elected Executive Vice President of the Company in February 2003, and is also Chief Financial Officer (since 1995) and Treasurer (since 1981). He served as Senior Vice President since 1995, as Vice President-Finance from 1981 to 1995, and as Secretary from 1982 to 1991. He joined the Company as Controller in 1978. He also serves as the Chief Financial Officer of each of the Company’s operating subsidiaries. He served as Director of the Company from 1995 to 2003.

William S. Jacobs, age 58, became General Counsel and Secretary of the Company in 1992, and Vice President in 1993. He is also responsible for the legal affairs of the operating subsidiaries. Previously, he was engaged in the private practice of law, and in such capacity had served as the Company’s principal corporate legal counsel since 1982.

James S. Childress, age 59, was appointed as a Vice President of the Company, and as President and General Manager of the LXE subsidiary, in 2001. He joined the Company in August 2000 as Vice President of Business Development at LXE. Prior to joining EMS, he served as Vice President of EG&G Technical Services, Inc., a leading provider of technical and support services to the U.S. Departments of Defense, Energy, Transportation, Treasury, Justice and Commerce, and to the National Aeronautics and Space Administration. He joined EG&G in 1998 following a career in the U.S. Air Force focused on logistics and systems acquisition. In the Air Force, he attained the rank of major general, and last served as commander of the San Antonio Air Logistics Center.

Jay R. Grove, age 41, is a Vice President of the Company, and Senior Vice President and General Manager of the Space & Technology/Atlanta Division. He accepted this position upon joining the Company in January 2001. Formerly, he was Director of Mobile SATCOM Systems

23 of 86

for ViaSat, Inc., a California-based provider of advanced satellite communications, defense electronics, and wireless signal-processing equipment. Prior to his tenure at ViaSat, Mr. Grove contributed in management, marketing, and system engineering roles for defense electronics applications at Lockheed-Martin in Nashua, NH and TRW, Inc. in San Diego, CA.

Alan L. Haase, age 43, is Vice President of the Company, and Senior Vice President and General Manager, Space & Technology/Montreal (since 2003). Previously, he served as President (2000-2003), Chief Executive Officer (2000-2003) and Chief Strategy Officer (2002-2003) of SkyCross, Inc., a Melbourne, FL-based designer and manufacturer of antennas and other RF equipment for wireless telecommunications products. From 1998 until 2000, Mr. Haase was a senior officer at Andrew Corporation, a major manufacturer of radio and microwave transmission equipment, serving as Vice President of its Terrestrial Microwave Systems unit and also as Group President – Communications Products.

T. Gerald Hickman, age 63, is a Vice President of the Company, and Senior Vice President and General Manager, EMS Wireless (since March 2000). He joined the Company in 1988 as Vice President, Marketing, and prior to his current position was a Vice President in the Company’s EMS Wireless division.

Neilson A. Mackay, age 63, is a Vice President of the Company, and Senior Vice President and General Manager, SATCOM Products (since 2001). He joined the Company in January 1993, when the Company acquired an Ottawa, Ontario-based space satellite communications business of which he was serving as President.

Donald F. Osborne, age 44, is a Vice President of the Company, Senior Vice President and General Manager for the SatNet division. Prior to that position, he served as Senior Vice President and General Manager of the Space & Technology/Montreal operations. He joined the Company in January 1999, when the Company acquired the Spar Satellite Products business, where Mr. Osborne had been Vice President, Marketing since 1986. Mr. Osborne joined Spar in 1983 as a mechanical engineer.

ITEM 2. Properties

The Company’s corporate headquarters and its Georgia operations are located in two buildings owned by the Company (comprising 250,000 square feet of floor space on 21 acres), as well as in 136,000 square feet of leased office space (leases to expire in 2005, 2006 and 2009) in three other buildings, all located in or near Technology Park, Norcross, Georgia, a suburb of Atlanta. The combined Georgia facilities comprise clean rooms, a microelectronics laboratory, materials storage and control areas, assembly and test areas, offices, engineering laboratories, a ferrites laboratory, drafting and design facilities, a machine shop, a metals finishing facility and painting facilities.

The Company’s Canadian divisions lease approximately 69,000 square feet of office and manufacturing space, primarily for SATCOM’s operations, located in Ottawa, Ontario (lease expiring in 2007), and 30,000 square feet of office and manufacturing space for SatNet operations located in Montreal (lease expiring in 2009). The Company’s assets held for sale include a 330,000 square-foot facility surrounded by 34 acres of undeveloped land in a suburb of Montreal, which houses the Space & Technology/Montreal division. One-fourth of this facility comprises manufacturing, assembly and laboratory space, including advanced near-field and far-field test range areas and a subsystem and payload integration area. Three-fourths of the facility is used for engineering and administrative office space. The facility’s location in the province of Quebec affords it significant tax incentives and credits sponsored by the provincial government.

24 of 86

The Company’s EMS Wireless division leases an 11,000 square-foot manufacturing facility in Curitiba, Brazil, from its local industrial partner (a manufacturer of antenna towers for wireless telecommunications). The lease is annually renewable, and management expects to continue the lease on terms comparable to those of the current lease.

The Company has leased several small sites in the U.S., U.K., Europe and Australia for LXE sales offices and a SATCOM engineering facility. If any of these leases were terminated, the Company believes that it could arrange for comparable replacement facilities on favorable terms.

ITEM 3. Legal Proceedings

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The common stock of EMS Technologies, Inc. is traded in the over-the-counter market (NASDAQ symbol ELMG). At March 5, 2004, there were approximately 500 shareholders of record, and the Company believes that there were approximately 3,500 beneficial shareholders, based upon broker requests for distribution of Annual Meeting materials. The price range of the stock is shown below:

	2003 Price Range		2002 Price Range

	High	Low	High	Low

First Quarter	$18.39	11.30	22.65	14.77
Second Quarter	15.03	10.00	25.60	17.10
Third Quarter	19.24	12.96	22.65	10.02
Fourth Quarter	22.64	16.86	17.36	10.30

The Company has never paid a cash dividend with respect to shares of its common stock, and has retained its earnings to provide cash for the operation and expansion of its business. Future dividends, if any, will be determined by the Board of Directors in light of the circumstances then existing, including the Company’s earnings and financial requirements and general business conditions.

25 of 86

ITEM 6. Selected Financial Data

	Years ended December 31
(in thousands, except
earnings per share)	2003	2002	2001	2000	1999

Net sales	$256,213	235,771	201,391	186,800	147,815
Cost of sales	163,744	151,172	132,153	122,161	94,306
Selling, general and administrative expenses	57,851	51,374	43,962	39,413	35,947
Research and development expenses	19,278	20,372	20,435	14,682	14,424
Contract reserve adjustment	—	(3,500)	3,500	—	—
Write-down of NetSat 28 assets	—	—	—	2,891	—

Operating income	15,340	16,353	1,341	7,653	3,138
Non-operating income (expense)	360	(58)	565	173	1,881
Foreign exchange (loss) gain	(446)	390	(14)	—	—
Interest expense	(2,147)	(2,329)	(3,488)	(3,450)	(2,522)

Earnings (loss) from continuing operations before income taxes	13,107	14,356	(1,596)	4,376	2,497
Income tax (expense) benefit	(4,237)	(4,699)	1,641	(984)	(923)

Earnings from continuing operations before accounting change	8,870	9,657	45	3,392	1,574
Discontinued operations:
Gain/(loss) from discontinued operations	(50,614)	(1,596)	5,643	1,418	4,255
Income tax benefit (expense)	4,352	526	(821)	(319)	(989)

Earnings (loss) before accounting change	(37,392)	8,587	4,867	4,491	4,840
Cumulative effect of change in accounting principle	—	—	(351)	—	—

Net earnings (loss)	$(37,392)	8,587	4,516	4,491	4,840

Earnings (loss) per share:
Basic:
From continuing operations	$0.83	0.91	0.01	0.39	0.18
From discontinued operations	(4.32)	(0.10)	0.51	0.12	0.38
Net earnings (loss)	(3.49)	0.81	0.48	0.51	0.56
Diluted:
From continuing operations	$0.82	0.90	0.01	0.38	0.18
From discontinued operations	(4.29)	(0.10)	0.50	0.12	0.37
Net earnings (loss)	(3.47)	0.80	0.47	0.50	0.55
Weighted average number of shares:
Common	10,702	10,561	9,464	8,766	8,703
Common and dilutive common equivalent	10,785	10,731	9,563	8,912	8,775

26 of 86

	As of December 31

	2003	2002	2001	2000	1999

Working capital related to continuing operations (1)	$46,123	44,419	51,789	44,388	49,643
Total assets	228,549	256,303	236,816	216,113	189,828
Long-term debt (excluding current installments)	15,537	18,759	30,739	36,591	30,572
Stockholders’ equity	120,042	145,985	132,321	111,429	105,815

No cash dividends have been declared or paid during any of the periods presented.

(1)	Working capital for the Company including discontinued operations was as follows (in thousands): $45,201, $67,405, $67,541, $54,590 and $51,449 for 2003, 2002, 2001, 2000 and 1999, respectively.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview:

We design, manufacture and market products that are important in many kinds of wireless communications. We focus on the needs of the mobile information user, with an increasing emphasis on broadband applications for high-data-rate, high-capacity wireless communications.

Following is a summary of significant factors affecting the Company in 2003:

For continuing operations:

•	Sales grew overall from the previous year, with our LXE and SATCOM divisions setting new sales records. LXE benefited from favorable European market conditions and currency exchange rates. SATCOM took advantage of new opportunities for its products in U.S. defense applications.

•	Our Space & Technology and EMS Wireless divisions remained profitable, although sales did not grow substantially. Our only unprofitable performer was the start-up SatNet division.

For discontinued operations:

•	We announced a formal plan to dispose of our Space & Technology/Montreal division, and we sold our healthcare product line. We accounted for these divisions as discontinued operations.

•	The results reflected approximately $34 million (pre-tax) of losses from additional costs and reserve provisions for legacy commercial space programs, additional costs of downsizing the Montreal operation.

27 of 86

•	We also recorded a $13.5 million (pre-tax) loss to write down the assets held for sale to their estimated fair value, and a $2.9 million loss related to the sale of our healthcare product line.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S., which often requires the judgment of management in the selection and application of certain accounting principles and methods. We consider that the following accounting policies are critical to understanding our financial statements, because these policies require significant judgment, and as a result, actual future financial results may be different from expectations.

Revenue recognition on long-term contracts

Revenue recognition for fixed-price, long-term contracts in the Space & Technology/Atlanta and SATCOM segments, as well as the Space & Technology/Montreal operations currently held for sale, is a critical accounting policy involving significant management estimates. These segments’ long-term contracts use the ratio of cost-incurred to total estimated cost as the measure of performance that determines how much revenue should be recognized (percentage completion accounting). The determination of total-estimated-cost relies on engineering estimates of the cost to complete the contract, with allowances for identifiable risks and uncertainties. These engineering estimates are frequently reviewed and updated. However, unforeseen problems can occur to substantially reduce the rate of future revenue recognition in relation to costs incurred. As of December 31, 2003 the Company had recognized a cumulative total of $18.6 million in revenues under percentage completion accounting, but which revenues were unbilled as of that date due to the billing milestones specified in the respective customer contracts.

During 2003, two large contracts in discontinued operations that were accounted for under percentage completion accounting experienced technical and supplier difficulties, resulting in increases to the estimated cost at completion totaling over $8 million. The Company has provided reserves for identified risks that could cause cost increases in the future. These contracts are technically challenging, and there is a risk that further unforeseen difficulties could cause increases to the cost at completion that exceed the Company’s provisions, resulting in further losses associated with these contracts.

Accounting for government research incentives

Our accrual of research incentives from the Canadian government is a critical accounting policy involving management estimates for our Montreal-based operations. These incentives are in the form of a cash reimbursement for a portion of certain qualified research expenditures. Incentives are recorded as a reduction of cost of sales, because the underlying research efforts primarily apply to development of technological capabilities for specific business opportunities. For the year ended December 31, 2003, total incentives earned were approximately $2.2 million, compared with $6.2 million for the year ended December 31, 2002. We have established procedures to identify qualified costs and to submit appropriate claims for reimbursement; all of these claims are subject to financial and scientific audits by the Canadian government concerning whether certain expenses qualified for incentive programs. Although there have historically been no significant disallowances of previously accrued incentives that resulted from these audits, such disallowances in the future would have an unfavorable effect on our statement of operations.

Evaluation of long-lived assets for impairment

All long-lived assets on the balance sheet are periodically reviewed for impairment. To test recoverability, we estimate the cash flows expected to result from the long-lived assets under several different scenarios, including the potential sale of assets, as well as continuing to hold the assets under several different kinds of business conditions. No long-lived assets classified as held and used were determined to be impaired as of December 31, 2003.

28 of 86

In the third quarter of 2003, the assets related to the Space & Technology/Montreal division and the healthcare product line were reclassified from “assets held and used” to “assets held for sale.” As a result, these business components were accounted for as discontinued operations, and the net assets held for sale were written down to their estimated fair values upon disposal. In November 2003, the sale of the healthcare product line was completed. The loss on the sale of the healthcare product line was approximately $2.9 million, and the fair value write down for the assets associated with the Space & Technology/Montreal division was $13.5 million, with an approximately $3.5 million U.S. income tax benefit related to these losses. The fair value of the Space &Technology/Montreal division upon disposal was estimated in Canadian dollars using an expected present value technique and a discount rate of 20%. The resulting fair value was converted to U.S. dollars using the December 31, 2003 foreign currency rate. A 2% change in the discount rate would cause a change in the valuation of approximately $1.5 million.

Our less-than-5% equity investment in a limited partnership, SkyBridge LLP was included in the assets reclassified to “assets held for sale”. The objective of this investment, which was initially acquired in connection with the Company’s acquisition of the Space & Technology/Montreal operations in 1999, is to enable the Space & Technology/Montreal division to participate as a hardware provider in the development and implementation by SkyBridge of a satellite network to provide high-data-rate wireless services.

Establishment of reserves for deferred income tax assets

It is management’s current expectation that our Canadian operations will earn more than enough research-related tax benefits each year to offset any future Canadian federal tax liability for any given year. As a result, we have reserved substantially all the net deferred tax assets associated with these research-related tax benefits (totaling approximately $33 million at December 31, 2003), because they are unlikely to be realized. However, this reserve may be reduced - resulting in an income tax benefit to a future statement of operations - if (1) our profitability in Canada increases, which would increase the tax liability incurred in future years, or (2) the level of our qualified research in Canada decreases, which would lower the tax benefits earned in future years.

Results of Operations

Most revenues were derived from commercial and international markets (87% in 2003, 81% in 2002 and 88% in 2001), as compared with sales for U.S. government end-use. More revenues were derived from sales to systems integrators, third-party manufacturers and distributors than from sales directly to end-users.

Net Sales

Consolidated net sales increased to $256 million in 2003, compared with $236 million in 2002 and $201 million in 2001. For 2003 compared with 2002, the most significant growth occurred in the LXE and SATCOM segments. For LXE, the increase in sales was due to favorable European market conditions and currency exchange rates, as well as the introduction of new products and a new partner and service plans. For the SATCOM segment, the increase in sales was mainly due to higher unit sales of aeronautical and land mobile terminals for new U.S. defense applications.

29 of 86

For 2002 compared with 2001, the most significant growth was in the Company’s SATCOM segment, which benefited from the continued success of its aeronautical communications products (including a new high-speed terminal introduced during the year), as well as new contracts for its emergency management products. The net revenue growth in 2002 for the Space & Technology segment reflected much higher revenues recognized under new long-term defense contracts and lower revenues recognized from older commercial space contracts (which was expected, following the preceding year’s strong revenues and declining order rate in commercial space).

Net Sales and Operating Income by Segment

Our segment net sales and operating income (loss) were as follows (in thousands):

	Years ended December 31

	2003	2002	2001

Net sales:
Space & Technology	$49,381	54,210	37,658
Less sales to discontinued operations	(1,819)	(1,431)	(2,495)

Space & Technology external sales	47,562	52,779	35,163
LXE	101,075	88,229	85,914
EMS Wireless	51,381	48,001	45,122
SATCOM	44,736	32,724	21,600
SatNet	12,572	14,153	12,568
Other	(1,113)	(115)	1,024

Total	$256,213	235,771	201,391

Operating income (loss):
Space & Technology	$3,915	5,010	(4,992)
Contract reserve adjustment	—	3,500	(3,500)

Subtotal	3,915	8,510	(8,492)
LXE	6,966	4,797	5,398
EMS Wireless	2,529	2,432	2,188
SATCOM	5,026	3,962	2,965
SatNet	(2,100)	(1,824)	61
Other	(996)	(1,524)	(779)

Total	$15,340	16,353	1,341

Space & Technology: Orders for long-term defense contracts increased substantially in 2001, 2002, and 2003 with the result that defense-related revenues and profits grew over this period. However, overall segment sales decreased from 2002 to 2003 due to lower non-defense orders.

LXE: Net sales for the LXE segment increased from 2001 to 2002 and again in 2003 due to the introduction of new rugged computers for logistics and new partner and service programs as well as favorable European market conditions and currency exchange rates. Revenues from North and South America also increased in 2003 compared with 2002.

30 of 86

EMS Wireless: The 2002 results compared favorably with 2001 despite uncertainty in the telecommunications market; management believes this improvement was due to the introduction of new products, improved order delivery times, and the segment establishing itself as an approved vendor to all major wireless carriers in the U.S. Net sales continued to increase in 2003 due to greater unit sales of repeater products. Antenna sales were down for the full year in 2003 compared with 2002 due to a lower level of rollout activity by our customers; however, the Company has increased antenna sales in the latter part of 2003 through the introduction of new products and through our approved vendor status for major wireless carriers.

SATCOM: Most of SATCOM’s sales over the three years ended December 31, 2003 have been for installation on corporate jets and on military command aircraft. Management believes that SATCOM is the leading supplier of advanced aeronautical communications products in the corporate jet market. In 2001, SATCOM’s profits were reduced by additional costs to develop new products, including a high-speed data aeronautical terminal and enhanced land-mobile terminals. The rollout of these new products in 2002 helped increase sales and profits compared with 2001. The 2002 results also benefited from new contracts for emergency management products (in particular, satellite-based search and rescue systems). The increase in sales in 2003 was due to the continued growth of unit sales of high-speed data aeronautical terminals and land-mobile portable terminals.

Sales of aeronautical terminals, especially in the earlier part of 2003, benefited from demand for enhanced mobile communications capabilities for senior U.S. military commanders. We expect that our corporate jet revenues will significantly slow in 2004, but SATCOM’s overall revenues should continue to grow based on defense and security opportunities for our emergency management and land-mobile products.

SatNet: This segment is our start-up venture providing DVB-RCS-standard hubs and terminals for broadband communications via satellite. Sales increased from 2001 to 2002 due to the introduction of enhanced hub and terminal products. SatNet sales decreased in 2003 compared with 2002 primarily due to lower unit sales of terminals. However, there was an increase in sales of hubs in 2003, and we believe that there is considerable potential for future terminal sales as our customers use their hubs to roll out broadband services to new markets.

Cost of Sales

Cost of sales, as a percentage of consolidated net sales, was 64% in 2003, 64% in 2002 and 66% in 2001. In 2003, improved margins on newer SatNet products helped offset the effect of a stronger Canadian dollar on the costs associated with the Canada-based SATCOM segment. The cost-of-sales percentage decreased in 2002 compared with 2001, because of a more favorable mix of contracts in the Space & Technology division.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”), as a percentage of consolidated net sales, remained relatively stable at 23% in 2003, 22% in 2002 and 22% in 2001. The dollar value increases in SG&A for each of the past three years have related mainly to greater selling and marketing expenses to support the recent sales growth, especially in SATCOM, LXE and SatNet.

31 of 86

Research and Development Expenses

Research and development expenses (“R&D”) represent the cost of our internally funded efforts. Significant R&D efforts also occur under specific customer orders in the Space & Technology segment and, accordingly, are reflected in cost of sales. The decrease in 2003 compared to 2002 was due to reductions in internally funded R&D as development was completed on high-speed aeronautical terminals for SATCOM and on certain repeater products for EMS Wireless. The overall level of R&D effort was materially unchanged in 2002 compared with 2001.

Contract Reserve Adjustment

In December 2001, we accrued a $3.5 million contract reserve, which represented an estimate of the loss to be incurred in settlement of a Space & Technology contract. We had worked to develop the crucial antenna technology for systems that provide multi-channel, live television to commercial airline flights. However, the rollout by our customer – a television system joint venture – was proceeding much slower than expected, as the airline industry faced difficult economic conditions. As a result of the considerable uncertainties at the end of 2001 about the timing of the airline industry’s recovery and adoption of our technology, we concluded that sales under the contract were unlikely to develop at the previously expected rate. We decided to seek a settlement of the contract with our customer, including possible use of the contract’s provisions for dispute resolution, and accrued the reserve.

In 2002, while settlement negotiations were still in an early stage, the television-system joint venture was acquired by a new airline that had been the joint venture’s largest customer. Subsequently, we reached a new, long-term agreement to supply the airline with advanced antennas. Based on the terms of this agreement and the strong financial position and creditworthiness of the new airline, we concluded that we no longer needed the $3.5 million reserve. The elimination of this reserve resulted in a benefit to the statement of operations in the fourth quarter of 2002.

Non-Operating Income

The non-operating gains in 2003 and 2001 resulted from sales of capital assets.

Foreign Exchange Gain (Loss)

We recognize foreign exchange gains and losses related to an asset or liability denominated in a foreign currency and, if applicable, any embedded derivatives. We use foreign currency denominated forward contracts to hedge our exposure to fluctuations in foreign currency exchange rates.

Most of our Canadian operations’ contracts are in U.S. dollars, and foreign exchange gains result from a stronger U.S. dollar against the Canadian dollar. Our Canadian operations also do a significant amount of business in the United Kingdom, and foreign exchange gains result from a stronger Canadian dollar against the British pound.

We also recognize net gains and losses from translation of the LXE European subsidiaries’ short-term intercompany liabilities, payable in U.S. dollars. These liabilities arise when the subsidiaries buy hardware from the parent for resale in Europe. A weaker U.S. dollar against the Euro usually results in foreign exchange gains.

32 of 86

The Company enters into forward currency contracts to reduce the level of gains and losses from changes in foreign currency exchange rates. Net of the effect of these forward contracts, the Company reported a net foreign currency loss in 2003 of $446,000, which was mainly the result of a weaker U.S. dollar against the Canadian dollar. In 2002, the net foreign currency gain of $390,000 resulted primarily from a period during the year when the U.S. dollar strengthened against the Canadian dollar. Foreign currency losses of $14,000 in 2001 were the result of various changes in the U.S. dollar against both the Canadian dollar and the Euro.

Interest Expense

Interest expense decreased to $2.1 million in 2003 from $2.3 million in 2002 and $3.5 million in 2001. The decrease in 2002 and 2003 from 2001 was due to decreased debt levels that resulted from positive cash flow and lower interest rates.

Income Tax (Expense) Benefit

The main factor affecting our consolidated effective income tax rate each year is the relative proportion of taxable income that we earn in Canada, where we have a much lower effective rate than in the U.S. or other locations due to tax benefits for research-related expenditures. In 2003 and in 2002, we earned most of our taxable income in the U.S. and other locations, and the consolidated effective income tax rate was 32%. In 2001, we recognized a consolidated net tax benefit despite reporting consolidated taxable income because: (1) we incurred a loss in 2001 for our combined operations in the U.S., where we have a higher effective tax rate, and (2) we earned substantial taxable income in Canada, where we have a lower effective rate. Therefore, the net tax benefit on the loss in the U.S. exceeded the net tax expense on earnings in Canada, resulting in a consolidated net tax benefit in 2001. In 2004, we expect the effective income tax rate to be similar to the rate reported in 2003.

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

Upon the adoption of the provisions of SFAS No. 133 on January 1, 2001, we recorded a net liability for all derivatives totaling $1,135,000, of which $352,000 ($351,000 after income taxes) was charged to the statement of operations as a transition adjustment for the cumulative effect of the change in accounting principle. The remaining net liability for all derivatives was charged to the unbilled revenue component of accounts receivable ($375,000) and to the other comprehensive income component of stockholders’ equity ($408,000).

Liquidity and Capital Resources

During 2003, net cash provided by continuing operating activities was $16.3 million, compared with $16.3 million in 2002 and $2.5 million in 2001. The Company purchased $8.1 million in fixed assets during 2003. The Company received $800,000 from the sale of its healthcare operations and $959,000 from the sale of other investments. In addition, the Company received $3.8 million from the exercise of stock options primarily during the second half of the year.

33 of 86

During 2003, the net repayment of long-term debt was $2.3 million. Balances due under revolving credit arrangements were essentially unchanged.

During 2003, net cash used by discontinued operations was $9.9 million, primarily related to the Company’s Space & Technology/Montreal space operations, which is currently held for sale.

At December 31, 2003, the Company had $9.3 million available for borrowing under its U.S. revolving credit agreement and $2.0 million available for borrowing under its Canadian revolving credit agreement. At December 31, 2003, the Company was either in compliance with or had received a bank waiver of compliance relating to all covenants. During 2003, the Company amended its U.S. credit agreement to extend the term to August 2004, and to give the lender a security interest in certain U.S. based assets.

The Company also amended the Canadian credit agreement by increasing the total amount available to $35.9 million, with $18.6 million available under a revolving credit agreement payable on demand, $3.8 million under a term installment loan maturing in 2005, and the remainder of the facility for letters of credit. The facility has no specific maturity date, but is reviewed annually. The Company has agreed to apply the proceeds from the potential sale of its Space & Technology/Montreal division to revolving debt under this agreement. Subsequent to December 31, 2003, the Company further amended its Canadian credit agreement, including pricing, as a condition of obtaining a covenant waiver; at current borrowing levels, the annual cost of this facility would increase by approximately $250,000.

Furthermore, upon determination of whether or not a sale of the Space & Technology/Montreal division will occur, the Company expects to enter into negotiations to refinance or restructure its existing U.S. and Canadian credit agreements.

The Company expects that capital expenditures in 2004 will range from $9 million to $11 million. These expenditures will be used primarily to purchase equipment that increases or enhances capacity and productivity.

The cash flow from continuing operations during 2003 improved the Company’s cash position and management believes that cash provided from operations and borrowings available under its credit agreements will provide sufficient liquidity to meet the operating and capital expenditure needs for existing operations during the next 12 months. To fund long-term growth, the Company may consider such measures as public or private offerings of common stock or convertible securities.

Commitments and Contractual Obligations

The Company does not have any undisclosed off-balance sheet arrangements with an unconsolidated entity that are reasonably likely to materially affect liquidity, the availability of capital resources, or requirements for capital resources.

Following is a summary of the Company’s material contractual cash commitments as of December 31, 2003 (in

34 of 86

thousands):

	Payments due by period

		Less than			After 5
Contractual obligations	Total	1 year	1-3 years	4-5 years	years

Long-term debt, excluding capital leases	$52,396	37,557	1,940	2,304	10,595
Capital lease obligations	1,197	499	698	—	—
Operating lease obligations	12,834	3,305	5,816	3,363	350
Foreign currency forward contracts, net	98	98	—	—	—

Total contractual cash obligations	$66,525	41,459	8,454	5,667	10,945

Following is a summary of the Company’s material other commercial commitments as of December 31, 2003 (in thousands):

	Amount of commitment expiration per period

		Less than			After 5
Other commercial commitments	Total	1 year	1-3 years	4-5 years	years

Standby letters of credit as performance guarantees	$8,244	5,791	2,453	—	—

Risk Factors and Forward-Looking Statements

The Company has included forward-looking statements in management’s discussion and analysis of financial condition and results of operations. Actual results could differ materially from those suggested in any forward-looking statements as a result of a variety of factors. Such factors include, but are not limited to:

•	uncertainties related to identifying a purchaser of the Space & Technology/Montreal division, as well as external market conditions and internal priorities and constraints that could effect a purchaser’s willingness and ability to complete the transaction on terms and timing expected by the Company (in the event a suitable purchaser is not identified, the Space & Technology/Montreal operations would, during 2004, be reclassified back into continuing operations, and prior-year financial statements would be restated to reflect that status);

•	economic conditions in the U.S. and abroad and their effect on capital spending in the Company’s principal markets;

•	volatility of foreign exchange rates relative to the U.S. dollar and their effect on purchasing power by international customers, and on the gross margin on products manufactured outside the U.S. but sold mainly to U.S. customers;

•	successful resolution of technical problems, proposed scope changes, or proposed funding changes that may be encountered on contracts;

•	changes in the Company’s consolidated effective income tax rate caused by the extent to which actual taxable earnings in the U.S., Canada and other taxing jurisdictions may vary

35 of 86

from expected taxable earnings;

•	successful completion of technological development programs by the Company and the effects of technology that may be developed by competitors;

•	successful transition of products from development stages to an efficient manufacturing environment;

•	customer response to new products and services, and general conditions in our target markets (such as logistics, PCS/cellular telephony and space-based communications);

•	the availability of financing for satellite data communications systems and for expansion of terrestrial PCS/cellular phone systems;

•	the extent to which terrestrial systems succeed in providing extensive broadband Internet access on a dependable and economical basis;

•	the demand growth for various mobile and high-speed data communications services;

•	the Company’s ability to attract and retain qualified personnel, particularly those with key technical skills; and

•	the availability of sufficient additional credit or other financing, on acceptable terms, to support the Company’s expected growth.

Additional information concerning these and other potential risk factors is included in Item 1 of this Annual Report on Form 10-K.

Effect of New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This statement also amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. In addition, this statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for the Company’s fiscal year beginning in 2003. Adoption did not have a material impact on the consolidated financial statements of the Company.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” FIN 46(R) was issued in December 2003. The interpretation provides guidance on consolidating variable interest entities and applies immediately to variable interests created after January 31, 2003. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties, or if the equity investors lack certain specified characteristics. The Company does not have any variable internet entities and therefore does not believe that there will be a material impact on the Company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to address decisions reached by the Derivatives Implementation Group, developments in other Board projects that address financial instruments,

36 of 86

and implementation issues related to the definition of a derivative. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. This standard did not have a material impact on the consolidated financial statements of the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS No. 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, and are otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This standard did not have a material impact on the consolidated financial statements of the Company.

ITEM 7a. Quantitative and Qualitative Disclosures about Market Risk

At December 31, 2003, the Company had the following market risk sensitive instruments (in thousands):

Revolving credit loan with a U.S. bank, $10,000 maturing in August 2004, the remainder payable upon demand, interest payable quarterly at a variable rate (4.09% at the end of 2003)	$16,100
Revolving credit loan with a bank in Canada, no specific maturity but subject to annual review, interest payable monthly at a variable rate (6.5% at the end of 2003)	16,522
Term installment loan with a bank in Canada, maturing in December 2005, principal and interest payable quarterly at a variable rate (6.5% at the end of 2003)	2,437
Revolving credit loan with a bank in the United Kingdom, maturing in April 2004, interest payable monthly at a variable rate (4.75% at the end of 2003)	1,611

Total market-sensitive debt	$36,670

At December 31, 2003, the Company also had intercompany accounts that eliminate in consolidation but that are considered market risk sensitive instruments.

37 of 86

Short-term due to/(from) parent, payable/(receivable) by foreign subsidiaries in the following countries and arising from purchase of the parent’s products for sale in Europe, Canada and Australia and from cash advances to the parent at December 31, 2003 are:

	Exchange Rate
	($U.S. per unit of	$U.S. in thousands
	Local Currency)	(Reporting Currency)

Belgium	1.2579 /Euro	$225
Germany	1.2579 /Euro	442
France	1.2579 /Euro	285
Australia	0.7529 /Dollar	884
Italy	1.2579 /Euro	647
Netherlands	1.2579 /Euro	261
Sweden	0.1389 /Krona	154
United Kingdom	1.786 /Pound	(24)
Singapore	0.5889 /Dollar	82
Canada	0.7738 /Dollar	1,633

Total short-term due to parent		$4,589

At December 31, 2003, the Company had foreign currency risks associated with forward contracts as follows (in thousands, except average contract rate):

		Average	($U.S.)
	Notional	Contract	Fair
	Amount	Rate	Value

Foreign currency forward exchange contracts
Continuing Operations:
Euros (sell for U.S. dollars)	1,300 Euros	1.2334	$(32)
U.S. dollars (sell for Canadian dollars)	6,000 USD	1.3280	130

			$98

Discontinued Operations:
Euros (sell for Canadian dollars)	3,000 Euros	1.6160	$(32)
British pounds (sell for Canadian dollars)	3,670 GBP	2.3132	37

			$5

The Company enters into foreign currency forward contracts in order to mitigate the risks associated with currency fluctuations on future cash flows.

38 of 86

ITEM 8. Financial Statements and Supplementary Data

Information required for this item is contained in the Consolidated Financial Statements and Notes to Consolidated Financial Statements included immediately after the Signature Page of this Annual Report on Form 10-K.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

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

The CEO and CFO have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are adequate to accomplish their objective and are functioning effectively.

During the three months ended December 31, 2003, there was no change in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to the most recent evaluations by the CEO and CFO, there have been no significant changes in the Company’s internal controls (including corrective actions for significant deficiencies or material weaknesses) or other factors that could significantly affect these internal controls.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

The information concerning directors and the Audit Committee financial experts called for by this Item will be contained in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

We have a written Code of Business Ethics and Conduct that applies to our directors and to all of our employees, including our chief executive and chief financial officers. Our Code of Business Ethics and Conduct has been distributed to all employees, is available free of charge on our website at www.ems-t.com, under the link for “Investor Relations,” and is included as Exhibit 14 to this Report.

The information concerning executive officers called for by this Item is set forth under the caption “Executive Officers of the Registrant” in Item 1 hereof.

ITEM 11. Executive Compensation

The information called for by this Item will be contained in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

39 of 86

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information about the Company’s equity compensation plans as of December 31, 2003:

			(c)
	(a)		Number of securities
	Number of securities	(b)	remaining available for
	to be issued upon	Weighted average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column(a))

Equity compensation plans approved by security holders	1,048,938	$16.43	195,337
Equity compensation plans not approved by security holders	689,100	$17.50	77,800

Total	1,738,038	$16.85	273,137

All other information called for by this Item will be contained in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

The information called for by this Item will be contained in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

Information on the Audit Committee’s pre-approval policy for audit services, and information on the principal accountants’ fees and services called for by this Item will be contained in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements

The consolidated financial statements listed in the accompanying Index to Financial Statements, appearing immediately after the Signature Page, are filed as part of this Annual Report on Form 10-K.

(a) 2. Financial Statement Schedules

Independent Auditors’ Report

Schedule II. Valuation and Qualifying Accounts - Years ended December 31, 2003, 2002 and 2001

All other schedules are omitted as the required information is inapplicable, or the information is presented in the financial statements or related notes.

40 of 86

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
EMS Technologies, Inc.:

Under date of March 5, 2004, we reported on the consolidated balance sheets of EMS Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2003, as contained in this annual report on Form 10-K for the year 2003. In our report specified above, we state that we did not audit the financial statements of EMS Technologies Canada, Ltd., a wholly-owned subsidiary, which statements were audited by other auditors whose report has been furnished to us. Our opinion, insofar as it relates to the amounts included for EMS Technologies Canada, Ltd., is based solely on the report of the other auditors. In connection with our audits of the aforementioned consolidated financial statements, we also audited Schedule II — Valuation and Qualifying Accounts for each of the years in the three-year period ended December 31, 2003. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, based on our audits and the report of other auditors, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Atlanta, Georgia
March 5, 2004

41 of 86

     SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS (in thousands):

		Years ended December 31, 2003, 2002 and 2001

		Additions
	Balance at	charged to				Balance
	beginning	costs and				at end
Classification	of year	expenses	Deductions		Other	of year

Allowance for Doubtful Accounts:
2001	$810	62	(2)		—	870
2002	870	411	(174	) (a)	—	1,107
2003	1,107	902	(472	) (a)		1,537
Reserve for Inventory:
2001	$1,115	382	—		—	1,497
2002	1,497	540	(502	) (b)	—	1,535
2003	1,535	2,174	(643	) (b)	—	3,096
Valuation Allowance for Deferred Tax Assets:
2001	$5,784	3,147 (c)	—		—	8,931
2002	8,931	1,967 (c)	—		—	10,898
2003	10,898	15,585 (c)	—		—	26,483

(a)  Deductions represent receivables that were charged off to the allowance during the year, most of which related to EMS Wireless and LXE customers that encountered financial difficulties.

(b)  Deductions represent inventory items that were charged off to the reserve during the year, most of which relate to inventory held by the LXE segment.

(c)  The 2003, 2002 and 2001 increases in the valuation allowance for deferred tax assets related primarily to the net change in the underlying deferred tax assets associated with the Montreal operations that the Company acquired in 1999. These deferred tax assets were fully reserved at acquisition due to uncertainty about realization. As a result, this change in reserves had no effect on the Company’s 2003, 2002 or 2001 statements of operations.

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

42 of 86

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

4.5 Fourth Amendment dated as of October 31, 2003, to Second Amended and Restated Loan Agreement, dated November 9, 1998, between the Company and SunTrust Bank, Atlanta.*

10.1 Letter dated January 17, 2000 between the Company and Alfred G. Hansen concerning the terms of his employment as President and Chief Operating Officer (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.2 Form of Agreement between the Company and each of its executive officers, related to certain change-of-control events (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001).

10.3 EMS Technologies, Inc. Deferred Compensation Plan for Non-Employee Directors, effective October 1, 2003.*

10.4 EMS Technologies, Inc. Officers’ Deferred Compensation Plan, effective November 13, 2003.*

10.5 EMS Technologies, Inc. 1992 Stock Incentive Plan as amended through October 3, 1996 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement No. 333- 14235 on Form S-4).

10.6 Amendments adopted May 2, 1997, to the EMS Technologies, Inc. 1992 Stock Incentive Plan.*

10.7 EMS Technologies, Inc. 1997 Stock Incentive Plan, as adopted January 24, 1997, and amended through April 28, 2000 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

10.8 Form of Stock Option Agreement evidencing options granted prior to 2001 to executive officers under the EMS Technologies, Inc. 1997 Stock Incentive Plan.*

10.9 Form of Stock Option Agreement evidencing options granted after 2000 to executive officers under the EMS Technologies, Inc. 1997 Stock Incentive Plan, together with related Terms of Officer Stock Option, Form 1/25/01 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.10 Form of Stock Option Agreement evidencing options granted automatically to non-employee members of the Board of Directors upon their initial election to the Board, under the EMS Technologies, Inc. 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

43 of 86

10.11 Form of Stock Option Agreement evidencing options granted automatically to non-employee members of the Board of Directors, following five years of service, under the EMS Technologies, Inc. 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.12 Form of Stock Option Agreement evidencing options granted to executive officers under EMS Technologies, Inc. 1992 Stock Incentive Plan.*

10.13 Form of Stock Option Agreement evidencing options granted automatically under the 1992 Stock Incentive Plan, on a one-time basis and prior to 1998, to non-employee members of the Board of Directors (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.14 Stock Option Agreement dated January 7, 2000, evidencing options granted to Alfred G. Hansen (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.15 EMS Technologies, Inc. Executive Annual Incentive Compensation Plan, as amended through April 30, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 1999).

10.16 Form of Indemnification Agreement between the Company and each of its directors*

10.17 Form of Indemnification Agreement between the Company and, each of Don T. Scartz and William S. Jacobs. *

10.18 Split-Dollar Insurance Plan, dated as of June 29, 1988 between the Company and Don T. Scartz.*

10.19 Form of Split-Dollar Life Insurance agreement effective January 1, 1993, between the Company and William S. Jacobs (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.20 Letter, dated July 24, 2002, governing credit facility between EMS Technologies Canada, Ltd., a consolidated subsidiary of the Company, and Canadian Imperial Bank of Commerce, including Schedule-Standard Credit Terms.*

14 EMS Technologies, Inc. Code of Business Ethics and Conduct, as revised February 6, 2004. *

21.1 Subsidiaries of the registrant. *

23.1 Independent Auditors’ (KPMG LLP) Consent to incorporation by reference in Registration Statement Nos. 2-76455, 33-50528, 333-20843, 333-32425, 333-35842, 333-86973 and 333-74770, each on Form S-8, and Registration Statement Nos. 333-61796 and 333-87160, each on Form S-3.*

23.2 Independent Auditors’ (Ernst & Young LLP) Consent to incorporation by reference in Registration Statement Nos. 2-76455, 33-50528, 333-20843, 333-32425, 333-35842, 333-86973 and 333-74770, each on Form S-8, and Registration Statement Nos. 333-61796 and 333-87160, each on Form S-3.*

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

44 of 86

32   Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1 Ernst & Young LLP Independent Auditors’ Report.*

*     Filed herewith

(b)  Reports on Form 8-K.

The following reports on Form 8-K were filed by the Company during the quarter ended December 31, 2003.

October 28, 2003, reporting under Item 12, Results of Operations and Financial Condition.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMS TECHNOLOGIES, INC.

By: /s/ Alfred G. Hansen	Date: 3/15/04

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date
/s/	Alfred G. Hansen Alfred G. Hansen	President and Chief Executive Officer, and Director (Principal Executive Officer)	3/15/04

/s/	Don T. Scartz Don T. Scartz	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)	3/15/04

/s/	Hermann Buerger Hermann Buerger	Director	3/15/04

/s/	Robert P. Crozer Robert P. Crozer	Director	3/15/04

45 of 86

	Signature	Title	Date

/s/	John P. Frazee, Jr. John P. Frazee, Jr.	Director	3/15/04

/s/	John R. Kreick John R. Kreick	Director	3/15/04

/s/	John B. Mowell John B. Mowell	Director, Chairman of the Board	3/15/04

/s/	Norman E. Thagard Norman E. Thagard	Director	3/15/04

/s/	John L. Woodward, Jr. John L. Woodward, Jr.	Director	3/15/04

46 of 86

47 of 86

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
EMS Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of EMS Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of EMS Technologies Canada, Ltd., a wholly-owned subsidiary, which statements reflect total assets constituting 34% and 35%, and total revenues constituting 27%, 36% and 40% in 2003, 2002 and 2001, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for EMS Technologies Canada, Ltd., is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMS Technologies, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002, and as discussed in Note 13, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.

KPMG LLP

Atlanta, Georgia
March 5, 2004

48 of 86

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except net earnings per share)

	Years ended December 31

	2003	2002	2001

Net sales (note 12)	$256,213	235,771	201,391
Cost of sales	163,744	151,172	132,153
Selling, general and administrative expenses	57,851	51,374	43,962
Research and development expenses	19,278	20,372	20,435
Contract reserve adjustment (note 14)	—	(3,500)	3,500

Operating income	15,340	16,353	1,341
Non-operating income (expense)	360	(58)	565
Foreign exchange (loss) gain	(446)	390	(14)
Interest expense	(2,147)	(2,329)	(3,488)

Earnings (loss) from continuing operations before income taxes	13,107	14,356	(1,596)
Income tax (expense) benefit (note 9)	(4,237)	(4,699)	1,641

Earnings from continuing operations	8,870	9,657	45
Discontinued operations (note 2):
Gain (loss) from discontinued operations	(50,614)	(1,596)	5,643
Income tax benefit (expense)	4,352	526	(821)

Earnings (loss) from discontinued operations	(46,262)	(1,070)	4,822

Earnings (loss) before accounting change	(37,392)	8,587	4,867
Cumulative effect of change in accounting principle (note 13)	—	—	(351)

Net earnings (loss)	$(37,392)	8,587	4,516

Net earnings (loss) per share (note 8):
Basic:
Earnings from continuing operations	$0.83	0.91	0.01
Earnings (loss) from discontinued operations	(4.32)	(0.10)	0.51

Earnings (loss) before accounting change	(3.49)	0.81	0.52
Cumulative effect of change in accounting principle	—	—	(0.04)

Net earnings (loss)	$(3.49)	0.81	0.48

Diluted:
Earnings from continuing operations	$0.82	0.90	0.01
Earnings (loss) from discontinued operations	(4.29)	(0.10)	0.50

Earnings (loss) before accounting change	(3.47)	0.80	0.51
Cumulative effect of change in accounting principle	—	—	(0.04)

Net earnings (loss)	$(3.47)	0.80	0.47

Weighted average number of shares (note 8):
Common	10,702	10,561	9,464
Common and dilutive common equivalent	10,785	10,731	9,563

See accompanying notes to consolidated financial statements.

49 of 86

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents (note 11)	$14,180	12,430
Trade accounts receivable, net (notes 4, 7 and 11)	71,431	71,583
Inventories (notes 5 and 7)	33,509	30,006
Deferred income taxes (note 9)	2,208	1,693
Assets held for sale (note 2)	40,059	77,866

Total current assets	161,387	193,578

Property, plant and equipment (note 7):
Land	2,174	1,988
Buildings and leasehold improvements	15,000	14,835
Machinery and equipment	73,474	64,985
Furniture and fixtures	7,318	6,554

	97,966	88,362
Less accumulated depreciation and amortization	59,485	51,905

Net property, plant and equipment	38,481	36,457

Deferred income taxes, net – non-current (note 9)	2,679	1,780
Intangible assets, net of accumulated amortization of $1,533 in 2003 and $743 in 2002 (note 6)	3,121	3,499
Goodwill, net of accumulated amortization of $4,984 in 2003 and 2002 (note 6)	13,526	13,526
Other assets	9,355	7,463

	$228,549	256,303

See accompanying notes to consolidated financial statements.

50 of 86

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
(in thousands, except share data)

	December 31

	2003	2002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt (notes 7 and 11)	$38,056	33,783
Accounts payable (note 11)	18,812	21,021
Accrued compensation costs	7,823	7,117
Accrued retirement costs (note 10)	2,637	2,511
Deferred service revenue	4,730	4,108
Liabilities related to assets held for sale (note 2)	17,765	20,266
Other current liabilities	3,147	2,753

Total current liabilities	92,970	91,559
Long-term debt, excluding current installments (notes 7 and 11)	15,537	18,759

Total liabilities	108,507	110,318

Stockholders’ equity (note 8):
Preferred stock of $1.00 par value per share Authorized 10,000,000 shares; none issued	—	—
Common stock of $.10 par value per share Authorized 75,000,000 shares, issued and outstanding 10,926,000 in 2003 and 10,658,000 in 2002	1,093	1,066
Additional paid-in capital	64,988	60,867
Accumulated other comprehensive income (loss) - foreign currency translation adjustment	1,480	(5,821)
Retained earnings	52,481	89,873

Total stockholders’ equity	120,042	145,985

Commitments and contingencies (notes 3, 7, 13 and 15)	$228,549	256,303

See accompanying notes to consolidated financial statements.

51 of 86

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31

	2003	2002	2001

Cash flows from operating activities:
Net earnings (loss)	$(37,392)	8,587	4,516
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and other intangibles amortization	8,692	8,208	8,279
Goodwill amortization	—	—	650
Deferred income taxes	(1,414)	1,780	(2,209)
Gain on sale of assets	(659)	—	—
Loss (income) from discontinued operations	46,262	1,070	(4,822)
Changes in operating assets and liabilities:
Trade accounts receivable	4,190	(5,163)	(4,236)
Inventories	(999)	2,729	(1,944)
Accounts payable	(3,739)	(1,224)	1,992
Income taxes payable	1,044	2,272	(75)
Accrued costs, deferred revenue, and other current liabilities	1,667	1,098	2,998
Other	(1,319)	(3,086)	(2,697)

Net cash provided by operating activities	16,333	16,271	2,452

Cash flows from investing activities:
Purchase of property, plant and equipment	(8,084)	(8,557)	(7,781)
Payments for asset acquisitions	—	(300)	(3,516)
Sale of assets	1,759	—	—

Net cash used in investing activities	(6,325)	(8,857)	(11,297)

Cash flows from financing activities:
Net increase (decrease) in revolving debt	(68)	1,465	(18,223)
Proceeds from new term debt	—	2,446	17,604
Repayment of term debt	(2,321)	(5,065)	(1,759)
Net proceeds from private stock offering	—	—	17,619
Proceeds from exercise of stock options, net of withholding taxes paid	3,765	1,533	256

Net cash provided by financing activities	1,376	379	15,497

Cash used by discontinued operations	(9,929)	(6,779)	(644)

Net change in cash and cash equivalents	1,455	1,014	6,008
Effect of exchange rates on cash	295	(361)	176
Cash and cash equivalents at January 1	12,430	11,777	5,593

Cash and cash equivalents at December 31	$14,180	12,430	11,777

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,386	3,520	5,163
Cash paid for income taxes	2,043	535	361

52 of 86

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

See accompanying notes to consolidated financial statements.

53 of 86

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three years ended December 31, 2003

					Accum-
					ulated
					other
				Annual	compre-		Total
	Common Stock		Additional	compre-	hensive		stock-
			paid-in	hensive	income	Retained	holders’
	Shares	Amount	capital	income	(loss)	earnings	equity

Balance December 31, 2000	8,809	$881	35,373		(1,595)	76,770	111,429
Net earnings	—	—	—	4,516	—	4,516	4,516
Income tax benefit from exercise of non- qualified stock options (note 9)	—	—	160	—	—	—	160
Exercise of common stock options	95	9	1,015	—	—	—	1,024
Redemption of shares upon exercise of common stock options	(51)	(5)	(763)	—	—	—	(768)
Foreign currency translation adjustment loss	—	—	—	(5,219)	(5,219)	—	(5,219)
Stock issued for an acquisition (note 3)	226	23	3,537	—	—	—	3,560
Stock issued in a private offering, net of offering costs of $973	1,328	133	17,486	—	—	—	17,619

Comprehensive loss for 2001				(703)

Balance December 31, 2001	10,407	$1,041	56,808		(6,814)	81,286	132,321
Net earnings	—	—	—	8,587	—	8,587	8,587
Income tax benefit from exercise of non- qualified stock options (note 9)	—	—	651	—	—	—	651
Exercise of common stock options	214	21	2,393	—	—	—	2,414
Redemption of shares upon exercise of common stock options	(44)	(4)	(877)	—	—	—	(881)
Foreign currency translation adjustment gain	—	—	—	993	993	—	993
Stock issued for an acquisition (note 3)	81	8	1,892	—	—	—	1,900

Comprehensive income for 2002				9,580

Balance December 31, 2002	10,658	$1,066	60,867		(5,821)	89,873	145,985
Net loss	—	—	—	(37,392)	—	(37,392)	(37,392)
Income tax benefit from exercise of non- qualified stock options (note 9)	—	—	383	—	—	—	383
Exercise of common stock options	356	36	5,474	—	—	—	5,510
Redemption of shares upon exercise of common stock options	(86)	(9)	(1,703)	—	—	—	(1,712)
Foreign currency translation adjustment gain	—	—	—	7,301	7,301	—	7,301
Repurchases of stock	(2)		(33)	—	—	—	(33)

Comprehensive loss for 2003				(30,091)

Balance December 31, 2003	10,926	$1,093	64,988		1,480	52,481	120,042

See accompanying notes to consolidated financial statements.

54 of 86

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 and 2001

(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of EMS Technologies, Inc. and its wholly owned subsidiaries, LXE Inc., EMS Holdings, Inc. and EMS Technologies Canada, Ltd. (collectively, “the Company”). All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the statements of operations and the statements of cash flows in 2002 and 2001 were reclassified to conform to classifications adopted in 2003. Certain balance sheet amounts in 2002 were reclassified to conform with classifications adopted in 2003. Following is a summary of the Company’s significant accounting policies:

— Management’s Use of Estimates

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

— Revenue Recognition

Revenues are derived from sales of the Company’s products to end-users and to other manufacturers or systems integrators. Revenues under certain long-term contracts of the Space & Technology and SATCOM segments, many of which provide for periodic payments, are recognized under the percentage-of-completion method using the ratio of cost incurred to total estimated cost as the measure of performance. Revenues under cost-reimbursement contracts in the Space & Technology segment are recorded as costs are incurred and include an estimate of fees earned. Revenues under all other contracts in the Space & Technology and SATCOM segment, as well as in the LXE, EMS Wireless and SatNet, are recognized when units are shipped or services are performed. Provisions for estimated losses on uncompleted contracts are made in the period in which the probable amounts of such losses are determined. To properly match revenues with costs, certain contracts may have revenue recognized in excess of billings (unbilled revenues), and other contracts may have billings in excess of revenue recognized (customer advance payments). Revenues collected in advance under service contracts are recorded as a liability and recognized over the term of the contract.

— Government Research Incentives

The Company’s Canadian operations receive government-sponsored research incentives in the form of cash reimbursement for a portion of certain qualified research expenditures. These incentives are recorded as a reduction of cost of sales, because underlying research efforts primarily apply to development of technological capabilities for specific business opportunities.

— Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents as of December 31 included investments of $5,318,000 in 2003 and $7,434,000 in 2002 in U.S. Government Securities, money market instruments

55 of 86

and interest-bearing deposits each purchased with an initial on remaining term of less than three months.

— Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market (net realizable value). Work in process consists of raw material and production costs, including indirect manufacturing costs.

— Property, Plant and Equipment

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

— Long-Lived Assets

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

— Income Taxes

The Company provides for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets and liabilities are classified as current or non-current based upon the nature of the underlying temporary differences. The effect on deferred taxes of a change in tax rates is recognized in earnings in the period that includes the enactment date.

— Earnings Per Share

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

56 of 86

— Goodwill and Intangible Assets

Goodwill represents the excess purchase price paid by the Company over the fair value of the tangible and intangible assets and liabilities acquired. Other intangible assets are valued at fair value at the date of acquisition. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is not being amortized, but instead will be subject to an annual assessment of impairment by applying a fair-value based test. Intangible assets held by the Company represent satellite communications technology, intellectual property and products designs purchased as part of the acquisitions of Ottercom Ltd. in 2002 and Digital Space Systems, Inc. in 2000. These intangible assets are amortized on a straight-line basis over their estimated useful lives of 5 to 6 years.

The Company evaluates the carrying value of goodwill for impairment in the fourth quarter of each fiscal year, or more frequently if circumstances indicate impairment may exist. As part of the evaluation, the Company compares the carrying value of each reporting unit with its fair value to determine whether there has been impairment. Intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. The ongoing recoverability of intangible assets subject to amortization are assessed by determining whether the intangible asset balance can be recovered over the remaining amortization period through projected undiscounted future cash flows. If projected future cash flows indicate that the unamortized intangible asset balances will not be recovered, an adjustment is made to reduce the net intangible asset to an amount consistent with discounted projected future cash flows. Cash flow projections, although subject to a degree of uncertainty, are based on management’s estimates of future performance, giving consideration to existing and anticipated competitive and economic conditions.

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

The following table illustrates the effect on net earnings, and earnings (loss) per share if the Company had applied the fair value method to measure stock-based compensation (in thousands, except net earnings per share):

57 of 86

	2003	2002	2001

Net earnings (loss):
As reported	$(37,392)	8,587	4,516
Stock-based employee compensation expense determined under the fair value method, net of tax	(3,061)	(3,299)	(2,344)

Pro forma	$(40,453)	5,288	2,172

Basic net earnings per share:
As reported	$(3.49)	0.81	0.48
Pro forma	(3.78)	0.50	0.23
Diluted net earnings per share:
As reported	(3.47)	0.80	0.47
Pro forma	(3.75)	0.49	0.23

— Foreign Currency Translation

Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at current exchange rates. Income and expenses of the foreign subsidiaries are translated into U.S. dollars at the approximate average exchange rates that prevailed during the years presented. The functional currency of all subsidiaries is considered to be the local currency; consequently, adjustments resulting from the translation of the subsidiaries’ financial statements (including long-term financing from the parent) are reflected in accumulated other comprehensive income (loss) in stockholders’ equity and not as a part of the results of operations. The Company accrues foreign currency exchange gains or losses on direct export activity and on the LXE European subsidiaries’ short-term intercompany liabilities that arise from the purchase of the parent’s products for resale and on work performed in the U.S. for Canadian subsidiaries.

— Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and foreign currency translation adjustments, and changes in the fair value of derivative instruments that qualify as cash flow hedges, and is presented in the consolidated statements of stockholders’ equity and comprehensive income (loss).

— Derivative Financial Instruments

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

Certain of the Company’s routine long-term contracts to deliver space and technology products are considered to be derivative instruments because these contracts create long-term obligations for non-U.S. customers to pay the Company’s Canadian subsidiary in U.S. dollars. These “embedded” derivatives do not qualify as hedging instruments and are accounted for at fair value. None of the Company’s derivative instruments were designated as hedges in 2003 or 2002.

58 of 86

(2) Discontinued Operations

In the third quarter of 2003, EMS announced that its Board of Directors had approved a formal plan to sell the Company’s commercial space operations located in Montreal. During the fourth quarter of 2003, the Company completed the sale of its healthcare product line. As a result, these business components were accounted for as discontinued operations, and the net assets held for sale were written down to their estimated fair value upon disposal. The loss on the sale of the healthcare product line was approximately $2.9 million, and the write down to fair value for the assets associated with the Space & Technology/Montreal division was $13.5 million, with an approximately $3.5 million U.S. income tax benefit related to these losses. The fair value of the Space & Technology/Montreal division upon disposal was estimated in Canadian dollars using an expected present value technique and a discount rate of 20%. The resulting fair value was converted to U.S. dollars using the December 31, 2003 foreign currency rate. A 2% change in the discount rate would cause a change in the valuation of approximately $1.5 million.

The results of these discontinued operations for 2003, 2002 and 2001 were as follows (in thousands):

	2003	2002	2001

Net sales	$26,454	74,663	89,695
Expense	60,641	76,259	84,052
Loss on sale of assets	2,927	—	—
Estimated loss on disposal	13,500	—	—

Earnings (loss) before income taxes	(50,614)	(1,596)	5,643
Income tax benefit (expense)	4,352	526	(821)

Net earnings (loss)	$(46,262)	(1,070)	4,822

The table below presents the components of the balance sheet accounts classified as current assets and liabilities related to assets held for sale as of December 31, 2003 and 2002 (in thousands):

	2003	2002

Accounts receivable, net	$9,646	30,245
Inventories	4,722	10,997
Investments	4,409	17,909
Property, plant and equipment, net	16,743	14,951
Accrued pension assets	3,245	2,740
Other assets	1,294	1,024

Total assets held for sale	$40,059	77,866

Accounts payable	$10,984	14,712

59 of 86

	2003	2002

Long term debt	2,573	2,146
Post retirement obligations	3,709	2,767
Other current liabilities	499	641

Total liabilities related to assets held for sale	$17,765	20,266

60 of 86

(3)  ACQUISITIONS

The Company’s acquisitions have been accounted for as purchases. Acquisitions after January 1, 2002 were accounted for in accordance with SFAS No. 141, “Business Combinations.” Acquisitions before this date were accounted for in accordance with APB Opinion No. 16, “Business Combinations.” Both accounting pronouncements require that the purchase price be allocated to the assets acquired and the liabilities assumed based on estimates of fair values as of the acquisition date.

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

The Company could owe additional purchase consideration contingent upon specific future business developments related to Ottercom products. The contingent consideration is payable quarterly through March 31, 2004 in the Company’s common stock, and equals 15% of the amount by which actual quarterly gross profits from specific Ottercom product sales exceed specific targets. Additional contingent consideration is due in the amount of 15% of the net gross profit related to potential new development funding from a specific customer. The Company did not incur additional purchase consideration for business developments through December 31, 2003.

In May 2001, the Company acquired a small manufacturer of repeaters and other wireless signal distribution products. The transaction was accounted for as a stock purchase initially valued at $4.0 million, with subsequent additional purchase consideration payable annually in cash or stock, at the Company’s option, and contingent on the acquired product line achieving certain sales targets over the next three years. In payment of the initial purchase price, the Company issued 226,000 common shares and assumed debt of approximately $400,000. The fair value of the tangible net assets acquired was approximately $800,000, resulting in goodwill of approximately $3.2 million. The Company could owe additional purchase consideration if future sales of repeater products reach specified levels. The contingent consideration is payable, at the Company’s discretion, in cash or equivalent value of the Company’s stock. The maximum total contingent consideration payable under the purchase agreement is $7 million if these sales reach $20 million and $25 million for the 12-month measurement periods ending in 2003 and 2004, respectively. In 2002, a cash payment of approximately $300,000 was paid due to the acquired product line achieving sales targets in its first year, which increased goodwill to $3.5 million.

In November 2000, the Company acquired (through its subsidiary EMS Technologies Canada,

61 of 86

Ltd.) Digital Space Systems, Inc. (“DSSI”), an Ottawa, Ontario software firm specializing in search-and-rescue applications. The transaction was accounted for as an asset purchase valued at approximately $1.3 million. The cash paid at closing totaled approximately $900,000. No goodwill was recognized in this transaction; rather the $900,000 payment was recorded as an intangible asset on the balance sheet.

The final cash payment of approximately $400,000, which was contingent upon the DSSI principals remaining employed with the Company, was paid in December 2002. Generally accepted accounting principles required that the contingent payment be accounted for as compensation expense and not as part of the asset purchase price.

The Company made its final cash payment of $3.5 million in 2001 relating to the deferred portion of the purchase price, for its acquisition of the Space Systems and Products Division of Spar Aerospace Limited and Spar Holdings, Inc.

62 of 86

(4)  TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable at December 31, 2003 and 2002 included the following (in thousands):

	2003	2002

Amounts billed	$58,146	51,738
Unbilled revenues under long-term contracts	18,610	23,328
Customer advanced payments	(3,788)	(2,376)
Allowance for doubtful accounts	(1,537)	(1,107)

Trade accounts receivable, net	$71,431	71,583

63 of 86

(5) INVENTORIES

Inventories at December 31, 2003 and 2002 included the following (in thousands):

	2003	2002
Parts and materials	$22,139	20,131
Work in process	5,306	4,344
Finished goods	6,064	5,531

Inventories	$33,509	30,006

64 of 86

(6) GOODWILL & OTHER INTANGIBLES

Goodwill:

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company effective January 1, 2002. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized but instead tested periodically for impairment. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed periodically for impairment. At December 31, 2001, the Company reported $13.5 million of unamortized goodwill that was subject to the transition provisions of SFAS No. 142. At June 30, 2002, the Company completed the first step of the transitional impairment test and determined that there was no impairment of goodwill. All of the Company’s goodwill was deemed to have indefinite lives and therefore is no longer subject to amortization.

Following is a summary of the Company’s net earnings and net earnings per share for the year ended December 31, 2001, on a pro forma basis without goodwill amortization (in thousands, except per share data):

2001
Net earnings	$4,516
Add goodwill amortization	650

Adjusted net earnings	$5,166

Net earnings per share:
Basic:
Net earnings per share	$0.48
Add goodwill amortization	0.07

Adjusted net earnings per share	$0.55

Net earnings per share:
Diluted:
Net earnings per share	$0.47
Add goodwill amortization	0.07

Adjusted net earnings per share	$0.54

Other Intangibles:

In April 2002, the Company acquired Ottercom Ltd., and recorded an intangible asset of $3.1 million on the balance sheet. As of December 31, 2003 the net amount of this intangible asset

65 of 86

was $2.7 million based on the year-end foreign currency exchange rate. This intangible will be amortized over an estimated useful life of 6 years. Amortization expense relating to this intangible asset was $500,000 in 2003, and $375,000 in 2002 with amortization expense of $634,000 expected for each of the next four years, and $157,000 thereafter.

In November 2000, the Company acquired DSSI, and recorded an intangible asset of $900,000 on the balance sheet. As of December 31, 2003 the net amount of this intangible asset was $428,000 based on the year-end foreign currency exchange rate. This intangible is amortized over an estimated useful life of 5 years. Amortization expense relating to this intangible asset was $290,000 in 2003, $172,000 in 2002, and $196,000 in 2001 with amortization expense of approximately $223,000 expected in 2004 and $205,000 expected in 2005.

66 of 86

(7) LONG-TERM DEBT

The following is a summary of long-term debt at December 31, 2003 and 2002 (in thousands):

	2003	2002
Revolving credit loan with a U.S. bank, secured by the accounts receivable and inventory of the Company, maturing in August 2004, interest payable quarterly at a variable interest rate (4.09% at the end of 2003 and 4.04% at the end of 2002)	$16,100	20,000
Promissory note, secured by a first mortgage on the Company’s headquarters facility, maturing in 2016, principal and interest payable in equal monthly installments of $103,975 with a fixed interest rate of 8.0%	9,878	10,351
Revolving credit loan with a bank, secured by the assets of EMS Technologies Canada, Ltd., no specific maturity, but subject to annual review, interest payable monthly at a variable interest rate (6.5% at the end of 2003 and 5.75% at the end of 2002)	16,522	9,853
Term loan with an insurance company, secured by a U.S. building, maturing in February 2014, principal and interest payable in equal monthly installments of $67,832 with a fixed interest rate of 7.1%	5,848	6,234
Term installment loan with a bank in Canada, maturing in December 2005, principal and interest payable quarterly at a variable interest rate (6.5% at the end of 2003 and 6.0% at the end of 2002)	2,437	2,659
Capital lease agreements, secured by machinery and equipment, computer hardware, software and peripherals, with various terms through 2006, due in quarterly installments with implicit interest rates of 3.0% to 13.0%	1,197	1,861
Revolving credit loan with a bank in the United Kingdom, maturing in April 2004, interest payable monthly at a variable rate (4.75% at the end of 2003 and 6.0% at the end of 2002)	1,611	1,584

Total long-term debt	53,593	52,542
Less current installments of long-term debt	38,056	33,783

Long-term debt, excluding current installments	$15,537	18,759

67 of 86

In October 2003, the terms of the U.S. revolving credit agreement were extended from November 2003 to August 2004. The bank also obtained a security interest in the inventory and accounts receivable of the Company. As of December 31, 2003, $10 million borrowed under the U.S. revolving credit agreement is due August 2004, with no principal payments required until maturity. The remaining $6.1 million of outstanding borrowings are due on demand.

Interest under the U.S. revolving credit agreement is, at the Company’s option, a function of either the bank’s prime rate or LIBOR. A commitment fee equal to  .50% per annum of the daily average unused credit available is payable quarterly in arrears.

The U.S. revolving credit agreement includes a covenant that annually establishes a minimum required consolidated net worth. The minimum consolidated net worth required at December 31, 2003 was approximately $112 million, as compared with the reported consolidated net worth of approximately $120 million. Other covenants limit the amount of debt as compared with total capitalization, or set a minimum ratio by which earnings before interest and income taxes must exceed interest expense. At December 31, 2003, the Company was in compliance with these covenants.

In February 2003, the Company amended its credit facility with a bank in Canada. As a result, the total Canadian credit facility was increased to $35.9 million, with $18.6 million available under a revolving credit agreement payable on demand, $3.8 million under a term installment loan payable in 20 quarterly payments, and the remainder of the facility for letters of credit. The revolving credit agreement is secured by a general pledge of the assets of EMS Technologies Canada, Ltd. and $3.2 million of this credit facility is guaranteed by EMS Technologies, Inc. The revolving credit agreement has no specific maturity date, but is subject to review annually. The term loan expires in December 2005. The Company has agreed to apply the proceeds from the planned sale of its Space & Technology/Montreal division to revolving debt under this agreement. Furthermore, upon determination of whether or not a sale of the Space & Technology/Montreal division will occur, the Company expects to enter into negotiations to refinance or restructure its U.S. and Canadian credit agreements.

Interest under the Canadian revolving credit agreement and term loan is a function of the bank’s prime rate. A commitment fee equal to .33% per annum of the daily average unused credit available is payable monthly in arrears.

The Canadian revolving credit agreement includes a covenant that annually establishes a minimum required net worth for EMS Technologies Canada, Ltd. The minimum net worth required at December 31, 2003 was approximately $31.9 million, as compared with the reported net worth of approximately $7.3 million. Other covenants limit the amount of debt as compared with total capitalization, set a minimum ratio by which earnings before interest and income taxes must exceed interest expense, and set a minimum ratio of current assets as compared with current liabilities. Subsequent to December 31, 2003, the Company further amended its Canadian credit agreement, including pricing, as a condition in obtaining the quarterly waiver. At current borrowing levels, the annual cost of this facility would increase by approximately $250,000 as a result of this amendment.

68 of 86

Following is a summary of the combined principal maturities of all long-term debt (in thousands):

2004	$38,056
2005	1,285
2006	1,353
2007	1,108
2008	1,196
Thereafter	10,595

Total principal maturities	$53,593

Included in these totals are principal payments to be made under the Company’s capital lease agreements.

Following is a summary of annual payment totals under capital lease agreements (in thousands):

2004	$565
2005	408
2006	331
2007	—
2008	—

Total capital lease payments	1,304
Less: Interest payments	(107)

Capitalized lease obligation	$1,197

69 of 86

(8) STOCK PLANS

The Company has granted non-qualified stock options to key employees and directors under several stock option plans. All outstanding options have been granted at 100% of fair market value on each option’s grant date. All outstanding options become exercisable from one to three years after the date of grant and expire from six to ten years after the date of grant. Under all plans at December 31, 2003, options for a total of approximately 1,280,000 shares of stock were exercisable, and there were approximately 273,000 shares available for future grants.

Following is a summary of activity in all of the Company’s stock option plans for the years ended December 31, 2003, 2002 and 2001 (shares in thousands):

		Weighted Average
		Exercise Price
	Shares	Per Share
Options outstanding at December 31, 2000	1,689	$15.64
Granted	393	15.75
Canceled or expired	(186)	17.64
Exercised	(95)	10.83

Options outstanding at December 31, 2001	1,801	15.71
Granted	410	20.88
Canceled or expired	(209)	17.77
Exercised	(214)	11.28

Options outstanding at December 31, 2002	1,788	17.19

Granted	318	14.24
Canceled or expired	(356)	15.49
Exercised	(12)	18.46

Options outstanding at December 31, 2003	1,738	$16.85

The weighted average fair value of options granted in 2003, 2002 and 2001 was $10.58, $13.91 and $8.03, respectively. These fair values were based on the Black-Scholes option pricing model and a weighted average risk-free rate of return of 2.8% in 2003, 2.8% in 2002 and 3.7% in 2001, terms from four to eight years, expected volatility of 68% in 2003, 68% in 2002 and 64% in 2001, and no expected dividend yield.

70 of 86

Following is a summary of options outstanding at December 31, 2003 (shares in thousands):

	Outstanding			Exercisable
		Weighted	Weighted Average		Weighted
Range of		Average Price	Remaining Years In		Average Price
Exercise Prices	Shares	Per Share	Contractual Life	Shares	Per Share
$ 11.63 - 13.90	393	$12.38	4.2	283	$12.08
14.00 - 14.94	231	14.16	6.2	84	14.04
15.10 - 15.81	303	15.45	2.2	272	15.42
16.08 - 17.88	232	16.93	3.0	216	16.96
18.00 - 19.90	258	18.96	3.4	199	18.97
20.19 - 27.63	321	23.84	4.2	226	23.85

$ 11.63 - 27.63	1,738	$16.85	3.8	1,280	$16.89

In the Company’s capital structure, stock options are the only securities that are potentially dilutive in the future to basic earnings per share for the years ended December 31, 2003, 2002 and 2001, summarized as follows (shares in thousands):

	2003	2002	2001
Dilutive stock options, included in earnings per share calculations:
Shares	1,367	437	1,159
Average price per share	$15.10	12.61	13.59
Anti-dilutive stock options, excluded from earnings per share calculations:
Shares	371	1,351	642
Average price per share	$23.31	18.67	19.53

Following is a reconciliation of the denominator for basic and diluted earnings per share calculations for the years ended December 31, 2003, 2002 and 2001 (shares in thousands):

	2003	2002	2001
Basic earnings per share denominator	10,702	10,561	9,464
Common equivalent shares from dilutive stock options	83	170	99

Diluted earnings per share denominator	10,785	10,731	9,563

Under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company is permitted to continue accounting for the issuance of stock options in accordance with Accounting Principles Board (“APB”) Opinion No. 25, which does not require recognition of compensation

71 of 86

expense for option grants unless the exercise price is less than the market price on the date of grant. As a result, the Company has not recognized any compensation cost for stock options. If the Company had recognized compensation cost for the “fair value” of option grants under the provisions of SFAS No. 123, the pro forma financial results for 2003, 2002 and 2001 would have differed from the actual results, as presented in Note 1 (Basis of Presentation and Summary of Significant Accounting Policies).

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

72 of 86

(9) INCOME TAXES

Total income tax (expense) benefit for continuing operations provided for in the Company’s consolidated financial statements consists of the following for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001
Consolidated income tax (expense) benefit	$(4,237)	(4,699)	1,641
Income tax benefit resulting from exercise of stock options credited to stockholders’ equity	383	651	160

Total	$(3,854)	(4,048)	1,801

The components of income tax (expense) benefit for continuing operations for the years ended December 31, 2003, 2002 and 2001 were (in thousands):

	2003	2002	2001
Current:
Federal	$(3,005)	(2,197)	622
State	(465)	(363)	58
Foreign	(1,848)	(397)	(1,117)

Total	(5,318)	(2,957)	(437)

Deferred:
Federal	532	(1,554)	1,256
State	90	(127)	237
Foreign	459	(61)	585

Total	1,081	(1,742)	2,078

Total income tax (expense) benefit	$(4,237)	(4,699)	1,641

73 of 86

Income tax (expense) benefit for continuing operations differed as follows from the amounts computed by applying the U.S. federal income tax rate of 34% to earnings (loss) from continuing operations before income taxes for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001
Computed “expected” income tax (expense) benefit	$(4,456)	(4,881)	543
Tax credits from research activities	101	44	164
State income taxes, net of federal income tax effect	(248)	(323)	195
Difference in effective foreign tax rates	415	900	617
Amortization of goodwill	—	—	(214)
Other	(49)	(439)	336

Income tax (expense) benefit	$(4,237)	(4,699)	1,641

In the years 2003, 2002 and 2001, income tax (expense) benefit for continuing operations is net of tax benefits, totaling $80,000, $355,000 and $408,000, respectively, recognized from foreign net operating loss carry forwards.

The Company expects to retain all deferred tax assets and liabilities after disposal of assets held for sale. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented below (in thousands):

	2003	2002
Deferred tax assets:
Accounts receivable	$711	172
Inventories	1,161	540
Accrued compensation costs	710	675
Accrued warranty costs	619	454
Accrued post-retirement benefits	1,188	872
Foreign research expense and tax credit carry forward	33,302	16,552
Foreign net operating loss carry forward	2,358	2,086
Gain on sales to foreign subsidiaries	247	306
Credit for corporate minimum tax	306	347
Other	189	57

Total gross deferred tax assets	40,791	22,061
Valuation allowance	(26,483)	(10,898)

Net deferred tax assets	14,308	11,163

74 of 86

Deferred tax liabilities:
Property, plant and equipment	8,099	6,572
Net gain from foreign transactions and remeasurement	283	283
Pension asset	1,039	835

Total gross deferred tax liabilities	9,421	7,690

Net deferred tax assets	$4,887	3,473

The U.S. continuing operations are consolidated for federal income tax purposes. These U.S. continuing operations had earnings before income taxes of $8,162,000 in 2003, $10,467,000 in 2002 and a combined loss before income taxes of $5,035,000 in 2001. The continuing combined foreign operations reported earnings before income taxes of $4,945,000, $3,889,000, and $3,439,000 in 2003, 2002 and 2001, respectively.

The Company’s net deferred tax assets at December 31, 2003 include $2,358,000 related to a cumulative $7,762,000 net operating loss incurred by certain international operations, for which the Company has recognized an income tax benefit. Most of these net operating losses can be carried forward indefinitely. Management believes it is more likely than not that the expected performance of these operations and the utilization of tax planning strategies will generate adequate earnings to fully realize the deferred tax asset, net of valuation allowance, relating to foreign net operating losses.

75 of 86

(10) RETIREMENT PLANS

The Company established a qualified defined contribution plan in 1993. All U.S.-based employees that meet a minimum service requirement (approximately 800 employees) are eligible to participate in the plan. Company contributions are allocated to each participant based upon an age-weighted formula that discounts an equivalent benefit (as a percentage of eligible compensation) at age 65 to each employee’s current age. Accumulated contributions are invested at each participant’s discretion from among a diverse range of investment options offered by an independent investment firm selected by the Company.

The Company’s contribution to this plan is determined each year by the Board of Directors. There is no required minimum annual contribution, but the target contribution has been approximately 6% of base payroll. The Company accrued an expense for the defined contribution plan of $2.6 million for 2003, $2.5 million for 2002 and $2.0 million for 2001.

The Company sponsors qualified retirement savings plans in the U.S., Canada and the United Kingdom, in which the Company matches a portion of each eligible employee’s contributions. The Company’s matching contributions to these plans were $1.5 million in 2003, $1.3 million in 2002 and $839,000 in 2001.

76 of 86

(11) FAIR VALUE OF FINANCIAL INSTRUMENTS

The following summarizes certain information regarding the fair value of the Company’s financial instruments at December 31, 2003 and 2002:

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

The Company has two fixed-rate, long-term mortgages. One mortgage has a 7.1% current rate and a carrying amount at December 31, 2003 and 2002 of $5.8 million and $6.2 million, respectively. The other mortgage has an 8.0% rate and a carrying amount at December 31, 2003 and 2002 of $9.9 million and $10.4 million, respectively. The carrying amounts of the mortgages approximate fair value, based on current market rates at which the Company could borrow funds with similar remaining maturities.

77 of 86

(12) BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

The Company is organized into five reportable segments: Space & Technology, LXE, EMS Wireless, SATCOM and SatNet. Each segment is separately managed and comprises a range of products and services that share distinct operating characteristics. The Company evaluates each segment primarily upon operating profit.

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

The LXE segment manufactures wireless local area network (“LAN”) products for use mainly in logistics. The manufacturing cycle for each order is generally just a few days, and revenues are recognized upon shipment of hardware. Hardware is marketed to end-users and to third parties that incorporate their products and services with the Company’s hardware for delivery to end-users.

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

The SatNet segment manufactures ground segment equipment for the satellite broadband communications market. The manufacturing cycle for a hub is generally several weeks and terminals are manufactured on a shorter cycle. Revenues are recognized upon shipment of hardware. Hardware is marketed to operators of high-speed, two-way, multimedia access networks.

Accounting policies for segments are the same as those described in the summary of significant accounting policies, except that deferred income tax assets and liabilities are provided for only at the consolidated level.

The following segment data is presented in thousands.

	Years ended December 31
	2003	2002	2001
Net sales:
Space & Technology	$49,381	54,210	37,658
Less sales to discontinued operations	(1,819)	(1,431)	(2,495)

Space & Technology external sales	47,562	52,779	35,163

78 of 86

	Years ended December 31
	2003	2002	2001
LXE	101,075	88,229	85,914
EMS Wireless	51,381	48,001	45,122
SATCOM	44,736	32,724	21,600
SatNet	12,572	14,153	12,568
Other	(1,113)	(115)	1,024

Total	$256,213	235,771	201,391

Operating income (loss):
Space & Technology	$3,915	5,010	(4,992)
Contract reserve adjustment	—	3,500	(3,500)

Subtotal	3,915	8,510	(8,492)
LXE	6,966	4,797	5,398
EMS Wireless	2,529	2,432	2,188
SATCOM	5,026	3,962	2,965
SatNet	(2,100)	(1,824)	61
Other	(1,054)	(256)	(762)
Corporate	58	(1,268)	(17)

Total	$15,340	16,353	1,341

Non-operating income (expense), net of foreign exchange gain (loss)
Space & Technology	$1	—	2
LXE	270	246	197
EMS Wireless	459	311	(328)
SATCOM	(627)	12	454
SatNet	(301)	19	18
Other	409	—	—
Corporate	(297)	(256)	208

Total	$(86)	332	551

Interest expense:
Space & Technology	$(417)	(688)	(963)
LXE	(430)	(428)	(469)
EMS Wireless	(389)	(262)	(353)
SATCOM	(87)	(64)	(304)
SatNet	(224)	(83)	(81)
Corporate	(600)	(804)	(1,318)

Total	$(2,147)	(2,329)	(3,488)

Income tax (expense) benefit:
Space & Technology	$(1,331)	(1,639)	2,284

79 of 86

	Years ended December 31
	2003	2002	2001
Contract reserve adjustment	—	(1,330)	1,330

Subtotal	(1,331)	(2,969)	3,614
LXE	(2,587)	(1,778)	(1,938)
EMS Wireless	(987)	(943)	(574)
SATCOM	(547)	(505)	(389)
SatNet	394	3	—
Other	244	97	290
Corporate	577	1,396	638

Total	$(4,237)	(4,699)	1,641

Net earnings (loss):
Space & Technology	$2,168	4,853	(5,839)
LXE	4,219	2,837	3,188
EMS Wireless	1,612	1,538	933
SATCOM	3,765	3,405	2,726
SatNet	(2,231)	(1,885)	(2)
Other	(401)	(159)	(472)
Corporate, including change in accounting principle	(262)	(932)	(840)

Earnings (loss) from continuing operations	8,870	9,657	(306)
Discontinued operations, net	(46,262)	(1,070)	4,822

Total	$(37,392)	8,587	4,516

Capital expenditures:
Space & Technology	$1,965	3,218	2,020
LXE	1,449	1,256	1,598
EMS Wireless	890	534	1,592
SATCOM	1,788	2,076	831
SatNet	1,127	1,252	1,350
Corporate	865	221	390

Total	$8,084	8,557	7,781

Depreciation and amortization:
Space & Technology	$2,630	2,713	2,700
LXE	2,551	2,630	4,003

80 of 86

	Years ended December 31
	2003	2002	2001
EMS Wireless	930	837	941
SATCOM	1,697	1,245	695
SatNet	604	574	255
Other	15	—	—
Corporate	265	209	335

Total	$8,692	8,208	8,929

	As of December 31
	2003	2002
Assets:
Space & Technology	$40,157	48,304
LXE	66,081	67,152
EMS Wireless	25,353	21,277
SATCOM	26,543	23,049
SatNet	14,827	9,615
Other	1,164	2,631
Assets held for sale	40,059	77,866
Corporate	14,365	6,409

Total	$228,549	256,303

Goodwill:
LXE	$9,982	9,982
EMS Wireless	3,544	3,544

Total	$13,526	13,526

81 of 86

Following is a summary of enterprise-wide information (in thousands):

	Years ended December 31
	2003	2002	2001
Net sales to customers in the following countries:
United States	$162,275	165,400	128,614
United Kingdom	16,905	11,245	9,493
Canada	10,215	8,181	11,889
France	12,563	6,330	11,385
Other foreign countries	54,255	44,615	40,010

Total	$256,213	235,771	201,391

	As of December 31
	2003	2002
Long-lived assets located in the following countries:
United States	$48,996	45,905
Canada	15,863	14,702
Other foreign countries	2,303	2,118

Total	$67,162	62,725

No customer accounted for more than 10% of consolidated net sales in 2003, 2002 or 2001.

82 of 86

(13) DERIVATIVE FINANCIAL INSTRUMENTS

In January 2001, the Company adopted the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As a result, the Company recognized a net liability for all derivatives totaling $1,135,000, of which, $352,000 ($351,000 after income taxes) was charged to the statement of operations as a transition adjustment for the cumulative effect of the change in accounting principle. The remaining net liability for all derivatives was charged to the unbilled revenue component of accounts receivable for $375,000 and to the other comprehensive income component of stockholders’ equity for $408,000.

At December 31, 2003, the Company’s net value of all derivatives was an asset of $108,000. The derivative activity as reported in the Company’s financial statements for the years ended December 31 was (in thousands):

	2003	2002	2001
Net liability for derivatives at January 1	$(248)	(18)	(461)
Changes in statements of operations:
Sales:
Gain (loss) in value of embedded derivatives	2	19	(11)
Foreign exchange gain (loss):
Gain in value of ineffective portion of derivative instruments that qualify as hedging instruments	—	—	3
Gain (loss) in value of derivative instruments that do not qualify as hedging instruments	787	(496)	(8)
Matured foreign exchange contracts	(433)	247	1

Net statements of operations gain (loss) from changes in value of derivative instruments	356	(230)	(15)

Other comprehensive income:
Matured foreign exchange contracts	—	—	374
Gain in value of highly effective hedging instruments	—	—	84

Net other comprehensive income	—	—	458

Net asset (liability) for derivatives at December 31	$108	(248)	(18)

The Company recognized no gains or losses for cash flow hedges that have been discontinued because the forecasted transactions did not occur. All of the derivative contracts in place at December 31, 2003 will expire by the end of December 2004.

The table below summarizes, by major currency, the notional amounts of foreign currency forward contracts in U.S. dollars at December 31, 2003. The “buy” amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the “sell” amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies (in thousands).

	Buy	Sell
Canadian dollar	$6,000	—
Euro	—	1,603

Total	$6,000	1,603

The fair market value of these foreign exchange contracts was a net liability of $98,000 at December 31, 2003.

83 of 86

(14) CONTRACT RESERVE ADJUSTMENT

In December 2001, the Company accrued a $3.5 million contract reserve, which represented an estimate of the loss to be incurred in settlement of a Space & Technology contract. Under this contract, the Company was to develop and supply the crucial antenna technology for systems that provide multi-channel, live television to commercial airline flights. The customer was a partner in a joint venture that marketed these television systems to the airline industry. The Company had worked with this customer on the contract for over three years and invested considerable time and expense, and expected that the product rollout to the airline industry would have substantially begun by 2001. However, the rollout had proceeded much slower than expected, and the airline industry faced difficult economic conditions that had deteriorated significantly in late 2001. As a result, there were considerable uncertainties at the end of 2001 about the timing of the airline industry’s recovery and adoption of the technology. Based upon these factors, the Company concluded that sales under the contract were unlikely to develop at the previously expected rate, and the Company decided to seek a settlement of the contract with the customer, including possible use of the contract’s provisions for dispute resolution, and accrued the reserve.

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

84 of 86

(15) COMMITMENTS AND CONTINGENCIES

The Company is committed under several non-cancelable operating leases for office space, computer and office equipment and automobiles. Minimum annual lease payments under such leases related to the Company’s continuing operations are $3,305,000 in 2004, $3,137,000 in 2005, $2,679,000 in 2006, $2,137,000 in 2007, $1,226,000 in 2008 and $350,000 thereafter. Minimum annual lease payments under such leases related to the Company’s discontinued operations are $675,000 in 2004, $399,000 in 2005, $333,000 in 2006, $59,000 in 2007, $4,000 in 2008 and $0 thereafter.

The Company also has short-term leases for regional sales offices, equipment and automobiles. Total rent expense under all operating leases was approximately $5,134,000, $5,074,000 and $4,622,000 in 2003, 2002 and 2001, respectively.

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

The Company through its SatNet division is required to pay royalties based on total sales of 60,000 broadband terminals. The royalty fee is calculated at a fixed amount based on units sold in the year.

The Company periodically enters into agreements with customers and suppliers that include limited intellectual property indemnification obligations that are customary in the industry. These guarantees generally require the Company to compensate the other party for certain damages and costs incurred as a result of third-party intellectual property claims arising from these transactions. The nature of the intellectual property indemnification obligations prevent the Company from making a reasonable estimate of the maximum potential amount for which it could be obligated.

During 2003, two large contracts in discontinued operations that were accounted for under percentage-completion accounting experienced technical and supplier difficulties, resulting in increases to the estimated cost at completion totaling over $8 million. The Company has provided reserves for identified risks that could cause cost increases in the future. These contracts are technically challenging, and there is a risk that further unforeseen difficulties could cause increases to the cost at completion that exceed the Company’s provisions, resulting in further losses associated with these contracts.

The Company provides a limited warranty for each of its products. The basic warranty periods vary from one to five years, depending upon the type of product. For certain products, customers can purchase warranty coverage for specified additional periods.

The Company records a liability for the estimated costs to be incurred under warranties. The amount of this liability is based upon historical, as well as expected, rates of warranty claims. The warranty liability is periodically reviewed for adequacy and adjusted as necessary. Following is a reconciliation of the aggregate product warranty liability for the years ended December 31 (in thousands):

Balance at December 31, 2001	$1,042
Accruals for warranties issued during the period	1,514
Settlements made during the period	(1,190)

Balance at December 31, 2002	$1,366
Accruals for warranties issued during the period	1,178
Settlements made during the period	(567)

Balance at December 31, 2003	$1,977

85 of 86

(16) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Following is a summary of interim financial information for the years ended December 31, 2003 and 2002 (in thousands, except net earnings per share):

	2003 Quarters ended
	March 29	June 28	September 27	December 31
Net sales	$55,749	66,059	61,534	72,871
Operating income	3,078	4,778	3,384	4,100
Earnings from continuing operations	1,686	2,488	1,932	2,764
Loss from discontinued operations	(1,664)	(16,558)	(22,523)	(5,517)
Net earnings (loss)	22	(14,070)	(20,591)	(2,753)
Net earnings (loss) per share:
Basic:
Continuing operations	0.16	0.23	0.18	0.26
Discontinued operations	(0.16)	(1.55)	(2.11)	(0.52)
Net earnings (loss)	—	(1.32)	(1.93)	(0.26)
Diluted:
Continuing operations	0.16	0.23	0.18	0.25
Discontinued operations	(0.16)	(1.55)	(2.09)	(0.50)
Net earnings (loss)	—	(1.32)	(1.91)	(0.25)

	2002 Quarters ended
	March 30	June 29	September 28	December 31
Net sales	$53,156	61,326	56,521	64,768
Operating income	2,452	3,489	3,506	6,906
Earnings from continuing operations	674	2,289	2,722	3,972
Loss from discontinued operations	1,438	202	(756)	(1,954)
Net earnings	2,112	2,491	1,966	2,018
Net earnings per share:
Basic:
Continuing operations	0.06	0.22	0.26	0.37
Discontinued operations	0.14	0.02	(0.08)	(0.18)
Net earnings	0.20	0.24	0.18	0.19
Diluted:
Continuing operations	0.06	0.21	0.25	0.37
Discontinued operations	0.14	0.02	(0.07)	(0.18)
Net earnings	0.20	0.23	0.18	0.19

•	Quarterly information has been restated to reflect the impact of moving our Space & Technology/Montreal space operations and our healthcare product line to discontinued operations.

•	Operating income in the fourth quarter of 2002 included a reversal of the $3.5 million contract reserve adjustment for a long-term supply contract to the commercial airline industry.

86 of 86