Form 10-Q
period 2004-04-03
EMS TECHNOLOGIES INC
filed 2004-05-12
CIK 32198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

     The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on May 7, 2004:

Class	Number of Shares
Common Stock, $.10 par Value	11,078,941

AVAILABLE INFORMATION

EMS Technologies, Inc. makes available free of charge, on or through its website at www.ems-t.com, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Information contained on the Company’s website is not part of this report.

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

EMS Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Quarters Ended
	Apr 3	Mar 29
	2004	2003
Net sales	$64,075	55,749
Cost of sales	40,477	35,254
Selling, general and administrative expenses	15,584	12,730
Research and development expenses	5,574	4,687

Operating income	2,440	3,078
Non-operating income (expense), net	866	(23)
Foreign exchange gain (loss)	103	(37)
Interest expense	(638)	(507)

Earnings from continuing operations before income taxes	2,771	2,511
Income tax expense	(887)	(825)

Earnings from continuing operations	1,884	1,686
Discontinued operations (note 2):
Gain (loss) from discontinued operations	418	(2,477)
Income tax (expense) benefit	(84)	813

Earnings (loss) from discontinued operations	334	(1,664)

Net earnings	$2,218	22

Earnings (loss) per share (note 4):
Basic:
From continuing operations	$0.17	0.16
From discontinued operations	0.03	(0.16)

Net earnings	$0.20	—

Diluted:
From continuing operations	$0.17	0.16
From discontinued operations	0.03	(0.16)

Net earnings	$0.20	—

Weighted average number of shares (note 4):
Basic	11,032	10,658
Diluted	11,269	10,671

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands)

	Apr 3	Dec 31
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$12,113	14,180
Trade accounts receivable (note 6)	66,203	71,431
Inventories (note 7)	36,698	33,509
Deferred income taxes	2,208	2,208
Assets held for sale (note 2)	43,167	40,059

Total current assets	160,389	161,387

Property, plant and equipment:
Land	1,150	2,174
Building and leasehold improvements	15,083	15,000
Machinery and equipment	74,115	73,474
Furniture and fixtures	7,568	7,318

Total property, plant and equipment	97,916	97,966
Less accumulated depreciation and amortization	61,330	59,485

Net property, plant and equipment	36,586	38,481

Deferred income taxes – non-current	2,679	2,679
Intangible assets, net	2,838	3,121
Goodwill	13,526	13,526
Other assets	12,475	9,355

	$228,493	228,549

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited), continued
(in thousands, except share data)

	Apr 3	Dec 31
	2004	2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$32,643	38,056
Accounts payable	18,198	18,812
Accrued compensation costs	6,539	7,823
Accrued retirement costs	3,278	2,637
Deferred service revenue	7,308	4,730
Liabilities related to assets held for sale (note 2)	17,975	17,765
Other liabilities	3,304	3,147

Total current liabilities	89,245	92,970
Long-term debt, excluding current installments	15,307	15,537

Total liabilities	104,552	108,507

Stockholders’ equity:
Preferred stock of $1.00 par value per share.
Authorized 10,000,000 shares; none issued	—	—
Common stock of $.10 par value per share.
Authorized 75,000,000 shares; issued and outstanding 11,074,000 in 2004 and 10,926,000 in 2003	1,107	1,093
Additional paid-in capital	67,489	64,988
Accumulated other comprehensive income	646	1,480
Retained earnings	54,699	52,481

Total stockholders’ equity	123,941	120,042

	$228,493	228,549

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended
	Apr 3	Mar 29
	2004	2003
Cash flows from operating activities:
Net earnings	$2,218	22
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,298	2,367
Deferred income taxes	—	(95)
Loss (income) from discontinued operations	(334)	1,664
Gain on sale of assets	(938)	—
Changes in operating assets and liabilities:
Trade accounts receivable	3,658	7,403
Inventories	(3,393)	(1,018)
Accounts payable	(164)	(2,212)
Income taxes payable	179	(27)
Accrued costs, deferred revenue and other current liabilities	1,970	(854)
Other	596	1,640

Net cash provided by operating activities	6,090	8,890

Cash flows used in investing activities:
Purchase of property, plant and equipment	(1,447)	(2,657)

Cash flows from financing activities:
Net decrease in revolving debt	(4,795)	(121)
Repayment of term debt	(565)	(384)
Proceeds from exercise of stock options, net of withholding taxes paid	2,515	—

Net cash used in financing activities	(2,845)	(505)

Operating cash used in discontinued operations	(3,222)	(8,998)

Net change in cash and cash equivalents	(1,424)	(3,270)
Effect of exchange rates on cash	(643)	436
Cash and cash equivalents at beginning of period	14,180	12,430

Cash and cash equivalents at end of period	$12,113	9,596

Supplemental disclosures of cash flow information:
Cash paid for interest	$927	978
Cash paid for income taxes	128	156

EMS Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
April 3, 2004 and March 29, 2003

1. Basis of Presentation

The consolidated financial statements include the accounts of EMS Technologies, Inc. and its wholly-owned subsidiaries LXE Inc., EMS Holdings, Inc. and EMS Technologies Canada, Ltd. (collectively, “the Company”). In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain prior period financial statement balances have been reclassified to conform to the current period’s classification. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has classified the revenues, expenses and related assets and liabilities of its Space & Technology/Montreal division, which are currently held for sale, as discontinued operations for all periods presented in the accompanying consolidated financial statements.

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

The Company has adopted SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” including the interim reporting requirements. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value method to measure stock-based compensation (in thousands, except net earnings per share):

	Quarters Ended
	Apr 3	Mar 29
	2004	2003
Net earnings (loss):
As reported	$2,218	22
Less: Stock-based employee compensation expense determined under the fair value method, net of tax	(520)	(612)

Pro forma	$1,698	(590)

Basic net earnings (loss) per share:
As reported	$0.20	—
Pro forma	0.15	(0.06)
Diluted net earnings (loss) per share:
As reported	$0.20	—
Pro forma	0.15	(0.06)

2. Discontinued Operations

In the third quarter of 2003, EMS announced that its Board of Directors had approved a formal plan to sell the Company’s commercial space operations located in Montreal. During the fourth quarter of 2003, the Company completed the sale of its healthcare product line. As a result, these business components are accounted for as discontinued operations, and the net assets held for sale were written down to their estimated fair value upon disposal. The fair value of the Space & Technology/Montreal division upon disposal was estimated in Canadian dollars using an expected present value technique and a discount rate of 20%. A 2% change in the discount rate would cause a change in the valuation of approximately $1.5 million.

The results of these discontinued operations for the first quarter of 2004 and 2003 were as follows (in thousands):

	Quarters Ended
	Apr 3	Mar 29
	2004	2003
Net sales	$14,778	10,787
Costs and expenses	14,360	13,264

Earnings (loss) before income taxes	418	(2,477)
Income tax (expense) benefit	(84)	813

Net earnings (loss)	$334	(1,664)

The table below presents the components of the balance sheet accounts classified as current assets and liabilities related to assets held for sale as of April 3, 2004 and December 31, 2003 (in thousands):

	Apr 3	Dec 31
	2004	2003
Accounts receivable, net	$11,137	9,646
Inventories	4,559	4,722
Investments	4,409	4,409
Property, plant and equipment, net	16,483	16,743
Accrued pension assets	3,135	3,245
Other assets	3,444	1,294

Total assets held for sale	$43,167	40,059

Accounts payable	$11,723	10,984
Long term debt	2,441	2,573
Post retirement obligations	3,734	3,709
Other current liabilities	77	499

Total liabilities related to assets held for sale	$17,975	17,765

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

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, requires the Company to recognize all derivatives on the consolidated balance sheet at fair value. Under SFAS No. 133, certain of the Company’s routine long-term contracts are considered to be derivative instruments, because these contracts create long-term obligations for non-U.S. customers to pay the Company’s Canadian subsidiary in U.S. dollars. Changes in the fair values of these embedded derivatives are included in current earnings.

For continuing operations, the derivative activity as reported in the Company’s consolidated financial statements during the first quarters ended 2004 and 2003 was (in thousands):

	Quarters Ended
	Apr 3	Mar 29
	2004	2003
Beginning net asset (liability) for derivatives	$108	(248)
Sales:
Gain (loss) in value of embedded derivatives	(2)	1
Foreign exchange gain (loss) on derivative instruments:
Gain in value of derivative instruments that do not qualify as hedging instruments	74	155
Matured foreign exchange contracts	(98)	201

Net consolidated statements of operations gain (loss) from changes in value of derivative instruments	(26)	357

Ending net asset for derivatives	$82	109

For discontinued operations, the net liability for derivatives at April 3, 2004 was $25,000 compared to a net asset of $784,000 at March 29, 2003.

All of the foreign currency contracts currently in place will expire by the end of 2004.

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

The Company has granted stock options that are potentially dilutive to basic earnings per share, summarized as follows (shares in thousands):

	Apr 3	Mar 29
	2004	2003
Dilutive stock options, included in earnings per share calculations:
Shares	1,320	531
Average exercise price per share	$15.42	13.74
Anti-dilutive stock options, excluded from per share calculations:
Shares	422	1,363
Average exercise price per share	$23.31	18.60

For each earnings per share calculation reported for the first quarters of 2004 and 2003, the numerators were the same as reported in the consolidated statements of operations. Following is a reconciliation of the denominators for basic and diluted earnings per share calculations for the first quarters ended April 3, 2004 and March 29, 2003 (in thousands):

	Quarters Ended
	Apr 3	Mar 29
	2004	2003
Basic-weighted average common shares outstanding	11,032	10,658
Common equivalent shares from stock options	237	13

Diluted-weighted average common and common equivalent shares outstanding	11,269	10,671

5. Comprehensive Income

Following is a summary of comprehensive income (in thousands):

	Quarters Ended
	Apr 3	Mar 29
	2004	2003
Net income	$2,218	22
Other comprehensive income (loss):
Foreign currency translation adjustment	(834)	3,230
Change in the value of investment securities available for sale	—	(155)

Comprehensive income	$1,384	3,097

6. Trade Accounts Receivable

Trade accounts receivable include the following (in thousands):

	Apr 3	Dec 31
	2004	2003
Amounts billed	$46,819	58,146
Unbilled revenues under long-term contracts	24,231	18,610
Customer advanced payments	(3,397)	(3,788)
Allowance for doubtful accounts	(1,450)	(1,537)

Trade accounts receivable, net	$66,203	71,431

7. Inventories

Inventories include the following (in thousands):

	Apr 3	Dec 31
	2004	2003
Parts and materials	$23,210	22,139
Work in process	6,629	5,306
Finished goods	6,859	6,064

Inventories, net	$36,698	33,509

8. Interim Segment Disclosures

The Company has five reportable segments: Space & Technology, LXE, EMS Wireless, SATCOM and SatNet. Each segment is separately managed and comprises a range of products and services that share distinct operating characteristics. The Company evaluates each segment primarily upon operating income.

The Space & Technology segment manufactures custom-designed, highly engineered hardware for use in advanced communications, primarily for the defense market. Orders in this segment typically involve development and production schedules that can extend a year or more, and most revenues are recognized under percentage-of-completion long-term contract accounting. Hardware is sold to prime contractors or systems integrators rather than to end-users. As a result of the planned sale of the Space & Technology/Montreal division, the results of operations and all other financial information related to the Space & Technology/Montreal division is reported in discontinued operations. The Space & Technology segment reflects the results of operations and all other financial information related to the Space & Technology/Atlanta business.

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

Following is a summary of the Company’s interim segment data (in thousands):

	Quarters Ended
	Apr 3	Mar 29
	2004	2003
Net sales:
Space & Technology	$12,984	12,498
Less sales to discontinued operations	(183)	(410)

Space & Technology external sales	12,801	12,088
LXE	24,900	22,099
EMS Wireless	12,210	8,806
SATCOM	10,115	10,582
SatNet	4,049	2,220
Other	—	(46)

Total	$64,075	55,749

Operating income (loss):
Space & Technology	$832	980
LXE	1,129	1,287
EMS Wireless	115	99
SATCOM	233	1,511
SatNet	(70)	(889)
Other	201	90

Total	$2,440	3,078

	Quarters Ended
	Apr 3	Mar 29
	2004	2003
Earnings (loss) from continuing operations:
Space & Technology	$451	513
LXE	668	769
EMS Wireless	(29)	57
SATCOM	212	1,264
SatNet	(229)	(821)
Other	(34)	(51)
Corporate	845	(45)

Total	$1,884	1,686

	Apr 3	Dec 31
	2004	2003
Assets:
Space & Technology	$40,369	40,157
LXE	63,678	66,081
EMS Wireless	24,351	25,353
SATCOM	27,833	26,543
SatNet	15,966	14,827
Other	1,299	1,164
Assets held for sale	43,167	40,059
Corporate	11,830	14,365

Total	$228,493	228,549

Goodwill:
LXE	$9,982	9,982
EMS Wireless	3,544	3,544

Total	$13,526	13,526

9. Warranty Liability

The Company provides a limited warranty for each of its products. The basic warranty periods vary from one to five years, depending upon the type of product. For certain products, customers can purchase warranty coverage for specified additional periods.

The Company records a liability for the estimated costs to be incurred under warranties. The amount of this liability is based upon historical, as well as expected, rates of warranty claims. The warranty liability is periodically reviewed for adequacy and adjusted as necessary. Following is a reconciliation of the aggregate product warranty liability for the quarters ended (in thousands):

	Apr 3	Mar 29
	2004	2003
Balance at beginning of quarter	$1,977	1,366
Accruals for warranties issued during the period	166	233
Settlements made during the period	(138)	(239)

Balance at end of quarter	$2,005	1,360

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes included in Item 1 of Part 1 of this quarterly report and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

Overview:

EMS Technologies, Inc. (the “Company” or “EMS”) designs, manufactures and markets products that are important in many kinds of wireless communications. The Company focuses on the needs of the mobile information user, with an increasing emphasis on broadband applications for high-data-rate, high-capacity wireless communications.

The Company is organized into five reportable business segments: Space & Technology, LXE, EMS Wireless, SATCOM and SatNet. Each segment is separately managed and comprises a range of products and services that share distinct operating characteristics. However, the Company believes that one of its competitive strengths is the technological and marketing synergy that occurs among the segments, as well as among the Company’s various product lines. The Company believes that this synergy creates a path to broader markets for highly advanced technologies developed for niche markets in space and defense. EMS has its principal office in Atlanta, Georgia, and has approximately 1,700 employees worldwide. Over 70% of the Company’s employees are directly involved in engineering or manufacturing activities.

Following is a summary of significant factors affecting the Company in the first quarter of 2004:

For continuing operations:

•	First quarter consolidated sales were higher but operating profits were lower in 2004 than 2003 due to a combination of factors: (1) less favorable foreign exchange rates in 2004 increased the reported cost of our international selling, marketing and administrative efforts; and (2) we launched a planned increase in research and development expenditures beginning in the second half of 2003 and continuing into 2004.

•	The rates of orders in 2004 for our EMS Wireless antennas for wireless telecommunications and our SATCOM systems for mobile communications have been somewhat below our expectations; however, subject to the uncertainties and risk factors discussed elsewhere in this report, we believe that the rates of orders for these segments will significantly increase during the remainder of the year.

•	Non-operating income included a $938,000 pre-tax gain for the sale of unutilized real estate in Montreal.

For discontinued operations:

•	We continue to pursue our plans to sell our Space & Technology/Montreal division, and communicate with potential purchasers.

•	These discontinued operations reported their first profitable quarter in over a year due mainly to higher revenues, and also to accrual of government incentives for research.

Discontinued Operations

Our Space & Technology/Montreal division and healthcare product line have been classified as discontinued operations. During the fourth quarter of 2003, we completed the sale of our healthcare product line, and the net assets held for sale of the Space & Technology/Montreal division were written down to their estimated fair value upon disposal. The fair value of the Space & Technology/Montreal division upon disposal was estimated in Canadian dollars using an expected present value technique and a discount rate of 20%. A 2% change in the discount rate would cause a change in the valuation of approximately $1.5 million. The Company continues to pursue its plan of sale for the Space & Technology/Montreal division, and communications are ongoing with several potential purchasers. Under the present circumstances, management believes that it is appropriate to continue accounting for the Space & Technology/Montreal division as discontinued operations.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S., which often require the judgment of management in the selection and application of certain accounting principles and methods. We consider the following policies to be the most critical to understanding the judgments that are involved and the uncertainties that could affect our results of operations, financial condition and cash flows.

Revenue recognition on long-term contracts

Revenue recognition for fixed-price, long-term contracts in the Company’s Space & Technology/Atlanta and SATCOM segments, as well as the Space & Technology/Montreal division currently held for sale, is a critical accounting policy involving significant management estimates. These segments’ long-term contracts use the ratio of cost-incurred to total-estimated-cost as the measure of performance that determines how much revenue should be recognized (percentage of completion accounting). The determination of total-estimated-cost relies on engineering estimates of the cost to complete the contract, with allowances for identifiable risks and uncertainties. These engineering estimates are frequently reviewed and updated. However, unforeseen problems can occur to substantially reduce the rate of future revenue recognition in relation to costs incurred. As of April 3, 2004, the Company had recognized a cumulative total of $24.2 million in revenues under percentage of completion accounting, but which revenues were unbilled as of that date due to the billing milestones specified in the respective customer contracts.

During the preceding year, two large contracts in discontinued operations that were accounted for under percentage of completion accounting experienced technical and supplier difficulties, resulting in increases to the estimated cost at completion totaling over $38 million. The Company has provided reserves for identified risks that could cause cost increases in the future. These contracts are technically challenging and there is a risk that further unforeseen difficulties could cause increases to the cost at completion that exceed the Company’s provisions, resulting in further losses associated with these contracts.

Accounting for government research incentives

Our accrual of provincial research incentives is a critical accounting policy involving management estimates for our Montreal-based operations, including the Space & Technology/Montreal division currently held for sale. These incentives are in the form of a cash reimbursement for a portion of certain qualified research expenditures. Incentives are recorded as a reduction of cost of sales, because the underlying research efforts primarily apply to development of technological capabilities for specific business opportunities. For the three months ended April 3, 2004, total incentives earned were approximately $1.3 million, compared with $621,000 for the three months ended March 29, 2003. We have established procedures to identify qualified costs and to submit appropriate claims for reimbursement; all of these claims are subject to financial and scientific audits by the Canadian government concerning whether certain expenses qualified for incentive programs. Although there have historically been no significant disallowances of previously accrued incentives that resulted from these audits, such disallowances in the future would have an unfavorable effect on our statement of operations.

Evaluation of long-lived assets for impairment

All long-lived assets on the consolidated balance sheet are periodically reviewed for impairment. To test recoverability, we estimate the cash flows expected to result from the long-lived assets under several different scenarios, including the potential sale of assets, as well as continuing to hold the assets under several different kinds of business conditions. No long-lived assets classified as held and used were determined to be impaired as of April 3, 2004.

In the third quarter of 2003, the assets of the Space & Technology/Montreal division and the healthcare product line were reclassified from “assets held and used” to “assets held for sale.” As a result, these business components were accounted for as discontinued operations, and the net assets held for sale were written down to their estimated fair value upon disposal. The fair value of the Space & Technology/Montreal division upon disposal was estimated in Canadian dollars using an expected present value technique and a discount rate of 20%. A 2% change in the discount rate would cause a change in the valuation of approximately $1.5 million.

Establishment of reserves for deferred income tax assets

It is management’s current expectation that our Canadian operations will earn more than enough research-related tax benefits each year to offset any Canadian federal tax liability for any given year. As a result, we have reserved substantially all the net deferred tax assets associated with these research-related tax benefits (totaling approximately $33 million at April 3, 2004), because they are unlikely to be realized. However, this reserve may be reduced – resulting in an income tax benefit to a future consolidated statement of operations – if: (1) our profitability in Canada increases, which would increase the tax liability incurred in future years, or (2) the level of our qualified research in Canada decreases, which would lower the tax benefits earned in future years.

Results of Operations

Net Sales

Consolidated net sales increased to $64.1 million in the first quarter of 2004, compared with $55.7 million in the first quarter of 2003. All divisions had net increases from the prior year except for our SATCOM division. The largest increases were in EMS Wireless, LXE and SatNet.

Net Sales and Operating Income (Loss) by Segment

Our segment net sales and operating income (loss) were as follows (in thousands):

	Quarters Ended
	Apr 3	Mar 29
	2004	2003
Net sales:
Space & Technology	$12,801	12,088
LXE	24,900	22,099
EMS Wireless	12,210	8,806
SATCOM	10,115	10,582
SatNet	4,049	2,220
Other	—	(46)

Total	$64,075	55,749

Operating income (loss):
Space & Technology	$832	980
LXE	1,129	1,287
EMS Wireless	115	99
SATCOM	233	1,511
SatNet	(70)	(889)
Other	201	90

Total	$2,440	3,078

Space & Technology: This segment primarily serves defense markets, however, net sales in 2004 were higher than in the same period in 2003 due to increased revenues from a program to supply antennas for commercial broadband communications. The gross margin as a percentage of sales increased due to productivity gains on several current programs.

LXE: Net sales in 2004 were higher than in 2003 due to stronger international revenues, particularly from increased hardware unit sales and service revenues in our European markets. Management attributes the growth of LXE’s international revenues to the competitive strength of our products’ performance, service and support, as well as to the continued strong purchasing power of foreign currencies against the U.S. dollar. In addition,

2004 domestic revenues for the first quarter were also somewhat higher than for the same periods in 2003.

EMS Wireless: Net sales increased in 2004 compared with 2003 as a result of stronger unit sales of base station antennas mainly in the U.S. This revenue growth reflected broad improvement in the level of system expansion activity by wireless service providers in 2004 compared with early 2003.

SATCOM: Net sales decreased slightly in 2004 compared with 2003, because a large order that was planned for the first quarter (potential Q1 revenue contribution of more than $1 million for an emergency management terminal) was temporarily delayed by our customer; we expect to receive and ship this order during 2004.

The Canadian SATCOM segment’s reported costs (both in cost of sales and selling, general and administrative expenses) increased in 2004 compared with 2003 due to the unfavorable translation effect of a stronger Canadian dollar against the U.S. dollar.

SatNet: Our start-up venture to provide DVB-RCS standard hubs and terminals for broadband communications via satellite increased unit sales of all products in 2004 compared with 2003. Our sales volumes for both systems and terminals more than doubled in the first quarter of 2004, compared with the first quarter of 2003. As a result of reaching the $4 million net sales level for the first quarter of 2004, SatNet was very close to achieving breakeven results at the operating income line.

Cost of Sales

Cost of sales, as a percentage of consolidated net sales, was 63% for the first quarter of both 2004 and 2003, although the product mix changed significantly between the two periods. The unfavorable effect on the cost-of-sales percentage of changes at SATCOM (stronger Canadian dollar in 2004) and at EMS Wireless (higher-cost mix of products sold in 2004) were offset by the favorable effect of changes at Space & Technology (productivity gains in 2004) and SatNet (higher sales volume in 2004 to absorb fixed manufacturing costs).

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”), as a percentage of net sales, were 24% and 23% for the first quarter of 2004 and 2003, respectively. The increase in SG&A expenses for the first quarter in 2004, as compared with 2003, related to the foreign currency translation effect of stronger international currencies versus the U.S. dollar for our non-U.S. operations, as well as to expenditures for the introduction of new products for our SATCOM and EMS Wireless segments.

Research and Development Expenses

Research and development expenses (“R&D”) represent the cost of our internally funded efforts. Significant R&D efforts also occur under specific customer orders in the Space & Technology segment and, accordingly, are reflected in cost of sales. Consolidated R&D increased in 2004 compared with 2003, due to planned increases in internally funded R&D efforts to develop new products for LXE, SATCOM and Space & Technology.

Non-Operating Income (Expense)

Non-operating income for the first quarter of 2004 includes a $938,000 pre-tax gain for the sale of unutilized real estate in Montreal.

Foreign Exchange Gain (Loss)

We recognize foreign exchange gains and losses related to an asset or liability denominated in a foreign currency, and if applicable, any embedded derivatives in contracts denominated in a foreign currency. We use foreign currency forward contracts to reduce our exposure to fluctuations in foreign currency exchange rates.

Most of our Canadian operations’ customer contracts are in U.S. dollars, and foreign exchange gains result from a stronger U.S. dollar against the Canadian dollar. Our Canadian operations also do a significant amount of business in the United Kingdom, and foreign exchange gains result from a stronger Canadian dollar against the British pound.

We also recognize net gains and losses from translation of the LXE European subsidiaries’ short-term intercompany liabilities, payable in U.S. dollars, from the purchase of hardware for resale in Europe. A weaker U.S. dollar against the euro usually results in foreign exchange gains for LXE.

In 2004, the net foreign currency gains of $103,000 in the first quarter were mainly the result of a stronger U.S. dollar against the Canadian dollar. In 2003, there were net foreign currency losses of $37,000 because the U.S. dollar was then weaker against the Canadian dollar.

Interest Expense

Interest expense increased for the first quarter of 2004 compared with the same period in 2003 due to higher interest rates in 2004, the effect of which was partially offset by lower average debt levels that resulted from positive cash flow.

Income Tax Expense

The Company recognized a 32% effective income tax rate in 2004 based upon management’s expected taxable income associated with various tax jurisdictions for the full year compared to 33% for the first quarter of 2003. The Company’s U.S. and European operations have an effective rate of approximately 36%, and our Canadian operations have a much lower effective tax rate due to research-related tax benefits. The effective rate is subject to change during the remainder of the year, as management’s expectations may change for the taxable income associated with various tax jurisdictions.

Discontinued Operations

The first quarter pre-tax results from the Company’s discontinued operations (Space & Technology/Montreal) totaled a $418,000 gain in 2004 compared with a $2.5 million loss in 2003. These improved results reflected a much-improved backlog in 2004, which enabled higher first quarter revenues ($14.8 million in 2004 compared with $8.1 million in 2003). Other favorable factors in 2004 were better contract performance, and accrual of additional government incentives for qualified research. To remain profitable throughout the remainder of 2004, these operations must continue to increase their backlog.

Liquidity and Capital Resources

During the first quarter of 2004, net cash provided by continuing operating activities was approximately $6 million, with the most significant factors being the LXE division’s profitable operations and additional long-term service agreements. Another significant source of cash to the Company was proceeds from the exercise of employee stock options. We used most of this positive cash flow to reduce long-term debt by approximately $5 million.

At April 3, 2004, the Company had $15.1 million available for borrowing under its U.S. revolving credit agreement and $575,000 available for borrowing under its Canadian revolving credit agreement. At April 3, 2004, the Company was either in compliance with or had received a bank waiver of compliance relating to all credit agreement covenants.

The Company has agreed to apply the proceeds from the potential sale of its Space & Technology/Montreal division to reduce outstanding indebtedness under its revolving debt facility. During the first quarter of 2004, the Company further amended its Canadian credit agreement, including pricing, as a condition of obtaining a covenant waiver; at current borrowing levels, the annual cost of this facility would increase by approximately $250,000. Although there can be no assurance the Company will be able to successfully refinance or restructure its credit agreements, during 2004, the Company expects to enter into negotiations to refinance or restructure its existing U.S. and Canadian credit agreements, with one of the main objectives being to modify the covenant structure so that quarterly waivers will no longer be needed from its Canadian lender.

The Company expects that capital expenditures for continuing operations in 2004 will range from $9 million to $11 million. These expenditures will be used primarily to purchase equipment that enhances capacity and productivity.

The Company’s material contractual cash commitments and material other commercial commitments have not changed significantly from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2003.

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

Risk Factors and Forward-Looking Statements

The Company has included forward-looking statements in management’s discussion and analysis of financial condition and results of operations concerning the potential for various businesses and products. Actual results could differ materially from those suggested in any forward-looking statements as a result of a variety of factors. Such factors include, but are not limited to:

•	uncertainties related to identifying a purchaser of the Space & Technology/Montreal division, as well as external market conditions and internal priorities and constraints that could effect a purchaser’s willingness and ability to complete the transaction on terms and timing expected by the Company (in the event a suitable purchaser is not identified, the Space & Technology/Montreal division would, during 2004, be reclassified back into continuing operations, and prior-year financial statements would be restated to reflect that status);

•	economic conditions in the U.S. and abroad and their effect on capital spending in the Company’s principal markets;

•	volatility of foreign exchange rates relative to the U.S. dollar and their effect on purchasing power by international customers, and on the gross margin on products manufactured outside the U.S. but sold mainly to U.S. customers;

•	successful resolution of technical problems, proposed scope changes, or proposed funding changes that may be encountered on contracts;

•	changes in the Company’s consolidated effective income tax rate caused by the extent to which actual taxable earnings in the U.S., Canada and other taxing jurisdictions may vary from expected taxable earnings;

•	successful completion of technological development programs by the Company and their affects of technology that may be developed by, and patent rights that may be obtained by competitors;

•	successful transition of products from development stages to an efficient manufacturing environment;

•	customer response to new products and services, and general conditions in our target markets (such as logistics, PCS/cellular telephony and space-based communications);

•	the availability of financing for satellite data communications systems and for expansion of terrestrial PCS/cellular phone systems;

•	the extent to which terrestrial systems succeed in providing extensive broadband Internet access on a dependable and economical basis;

•	the demand growth for various mobile and high-speed data communications services;

•	the Company’s ability to attract and retain qualified personnel, particularly those with key technical skills; and

•	the availability of sufficient additional credit or other financing, on acceptable terms, to support the Company’s expected growth.

Additional information concerning these and other potential risk factors is included in Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of April 3, 2004, the Company had the following market risk sensitive instruments (in thousands):

Revolving credit loan with a bank in Canada, no specific maturity but subject to review at least annually, variable-rate interest payable monthly (6.0% at the end of the quarter)	$17,668
Revolving credit loan with a U.S. bank, maturing in August 2004, variable-rate interest payable quarterly (average rate of 4.17% at the end of the quarter)	10,000
Term installment loan with a bank in Canada, maturing in December 2005, principal and variable-rate interest payable quarterly (6.0% at the end of the quarter)	2,128
Revolving credit loan with a bank in the United Kingdom, no specific maturity but subject to review in April 2005, variable-rate interest payable monthly (5.0% at the end of the quarter)	1,453

Total market-sensitive debt	$31,249

As of April 3, 2004, the Company also had intercompany accounts that eliminate in consolidation but that are considered market risk sensitive instruments. Short-term due to/(from) the parent, payable/(receivable) by international subsidiaries arising from purchase of the parent’s products for sale and from cash advances to the parent, were as follows:

	Exchange Rate
	($U.S. per unit of			$U.S. in thousands
	local currency)			(Reporting Currency)
Canada	0.7601	/	Dollar	$1,889
Australia	0.7580	/	Dollar	989
Belgium	1.2134	/	Euro	469
France	1.2134	/	Euro	287
Netherlands	1.2134	/	Euro	159
Italy	1.2134	/	Euro	153
United Kingdom	1.8315	/	Pound	115
Germany	1.2134	/	Euro	106
Singapore	0.5965	/	Dollar	87
Sweden	0.1314	/	Krona	63

Total short-term due to parent				$4,317

The Company has foreign currency risks associated with forward contracts as follows (in thousands, except average contract rate):

			Average	($U.S.)
	Notional		Contract	Fair
	Amount		Rate	Value
Foreign currency forward exchange contracts:
Continuing Operations:
Euros (sell for U.S. dollars)	700	Euros	1.2166	$2
Australian dollars (sell for U.S. dollars)	400	Dollars	0.7273	(12)
Swedish kronas (sell for U.S. dollars)	260	Kronas	0.1299	—
U.S. dollars (sell for Canadian dollars)	5,500	USD	1.3384	83

				$73

Discontinued Operations:
Euros (sell for Canadian dollars)	1,000	Euros	1.6427	$1
British Pounds (sell for Canadian dollars)	2,090	Pound	2.3174	(66)

				$(65)

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

During the three months ended April 3, 2004, there was no change in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to the most recent evaluations by the CEO and CFO, there have been no significant changes in the Company’s internal controls (including corrective actions for significant deficiencies or material weaknesses) or other factors that could significantly affect these internal controls.

PART II

OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits — The following exhibits are filed as part of this report:

	3.1	Second Amended and Restated Articles of Incorporation of EMS Technologies, Inc. effective March 22, 1999.

	3.2	Bylaws of EMS Technologies, Inc., as amended through March 15, 1999.

	10.1	Credit Amending Agreement, dated February 1, 2004, amending the Letter, dated July 24, 2002, governing the credit facility between EMS Technologies Canada, Ltd., a consolidated subsidiary of the Company, and Canadian Imperial Bank of Commerce.

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certifications of the Registrant’s Chief Executive and Chief Financial Officers, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

On March 1, 2004, the Registrant filed a Report on Form 8-K, reporting with respect to Item 12, Results of Operations and Financial Condition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMS TECHNOLOGIES, INC.

By:	/s/ Alfred G. Hansen	Date:	May 11, 2004

Alfred G. Hansen
President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Don T. Scartz	Date:	May 11, 2004

Don T. Scartz
Executive Vice President, Chief Financial
Officer and Treasurer (Principal Financial and Accounting Officer)