Form 10-Q
period 2004-07-30
EMS TECHNOLOGIES INC
filed 2004-08-12
CIK 32198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004

Commission file number 0-6072

EMS TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Georgia	58-1035424

(State or other jurisdiction of incorporation or organization)	(IRS Employer ID Number)

660 Engineering Drive Norcross, Georgia	30092

(Address of principal executive offices)	(Zip Code)

(770) 263-9200

Registrant’s Telephone Number, Including Area Code

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on August 6, 2004:

Class	Number of Shares

Common Stock, $.10 par Value	11,114,656

AVAILABLE INFORMATION

EMS Technologies, Inc. makes available free of charge, on or through its website at www.ems-t.com, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Information contained on the Company’s website is not part of this report.

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

EMS Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Quarters Ended		Six Months Ended
	July 3	June 28	July 3	June 28
	2004	2003	2004	2003
Net sales	$64,528	66,059	128,603	121,808
Cost of sales	42,437	42,012	82,914	77,266
Selling, general and administrative expenses	15,671	14,497	31,255	27,227
Research and development expenses	4,448	4,772	10,022	9,459

Operating income	1,972	4,778	4,412	7,856
Non-operating income (expense), net	117	(255)	983	(278)
Foreign exchange loss	(198)	(375)	(95)	(412)
Interest expense	(585)	(510)	(1,223)	(1,017)

Earnings from continuing operations before income taxes	1,306	3,638	4,077	6,149
Income tax expense	(418)	(1,150)	(1,305)	(1,975)

Earnings from continuing operations	888	2,488	2,772	4,174
Discontinued operations (note 2):
Loss from discontinued operations	(1,194)	(16,277)	(776)	(18,754)
Income tax benefit (expense)	84	(281)	—	532

Loss from discontinued operations	(1,110)	(16,558)	(776)	(18,222)

Net earnings (loss)	$(222)	(14,070)	1,996	(14,048)

Earnings (loss) per share (note 4):
Basic:
From continuing operations	$0.08	0.23	0.25	0.39
From discontinued operations	(0.10)	(1.55)	(0.07)	(1.71)

Net earnings (loss)	$(0.02)	(1.32)	0.18	(1.32)

Diluted:
From continuing operations	$0.08	0.23	0.25	0.39
From discontinued operations	(0.10)	(1.55)	(0.07)	(1.71)

Net earnings (loss)	$(0.02)	(1.32)	0.18	(1.32)

Weighted average number of shares (note 4):
Basic	11,090	10,658	11,060	10,658
Diluted	11,263	10,671	11,264	10,671

     See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)
(in thousands)

	July 3	Dec 31
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$9,376	14,180
Trade accounts receivable, net (note 6)	71,292	71,431
Inventories, net (note 7)	37,080	33,509
Deferred income taxes	2,208	2,208
Assets held for sale (note 2)	45,294	40,059

Total current assets	165,250	161,387

Property, plant and equipment:
Land	1,490	2,174
Building and leasehold improvements	15,106	15,000
Machinery and equipment	76,404	73,474
Furniture and fixtures	7,741	7,318

Total property, plant and equipment	100,741	97,966
Less accumulated depreciation and amortization	63,289	59,485

Net property, plant and equipment	37,452	38,481

Deferred income taxes – non-current	2,679	2,679
Intangible assets, net	2,599	3,121
Goodwill	13,526	13,526
Other assets	7,082	9,355

	$228,588	228,549

     See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited), continued
(in thousands, except share data)

	July 3	Dec 31
	2004	2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$35,492	38,056
Accounts payable	20,511	18,812
Accrued compensation costs	5,276	7,823
Accrued retirement costs	1,511	2,637
Deferred service revenue	6,470	4,730
Liabilities related to assets held for sale (note 2)	17,042	17,765
Other liabilities	3,353	3,147

Total current liabilities	89,655	92,970
Long-term debt, excluding current installments	15,412	15,537

Total liabilities	105,067	108,507

Stockholders’ equity:
Preferred stock of $1.00 par value per share. Authorized 10,000,000 shares; none issued	—	—
Common stock of $.10 par value per share. Authorized 75,000,000 shares; issued and outstanding 11,114,000 in 2004 and 10,927,000 in 2003	1,111	1,093
Additional paid-in capital	67,927	64,988
Accumulated other comprehensive income	6	1,480
Retained earnings	54,477	52,481

Total stockholders’ equity	123,521	120,042

	$228,588	228,549

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended
	July 3	June 28
	2004	2003
Cash flows from operating activities:
Net earnings (loss)	$1,996	(14,048)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	4,813	4,511
Deferred income taxes	—	(95)
Loss from discontinued operations	776	18,222
Gain on sale of assets	(969)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(917)	5,834
Inventories	(3,970)	(1,860)
Accounts payable	2,139	36
Non-trade foreign government receivable	1,470	2,959
Income taxes payable	2,600	594
Accrued costs, deferred revenue and other current liabilities	(1,656)	(1,099)
Other	(1,545)	(1,283)

Net cash provided by operating activities	4,737	13,771

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,743)	(5,079)
Payments for asset acquisitions	(133)	—
Sales of assets	722	—

Net cash used in investing activities	(3,154)	(5,079)

Cash flows from financing activities:
Net (decrease) increase in revolving debt	(1,114)	961
Repayment of term debt	(1,701)	(820)
Proceeds from exercise of stock options, net of withholding taxes paid	2,957	—

Net cash provided by financing activities	142	141

Operating cash used in discontinued operations	(6,024)	(10,192)

Net change in cash and cash equivalents	(4,299)	(1,359)
Effect of exchange rates on cash	(505)	222
Cash and cash equivalents at beginning of period	14,180	12,430

Cash and cash equivalents at end of period	$9,376	11,293

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)
July 3, 2004 and June 28, 2003

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

The Company has adopted SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” including the interim reporting requirements. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value method to measure stock-based compensation (in thousands, except net earnings per share):

	Quarters Ended		Six Months Ended
	July 3	June 28	July 3	June 28
	2004	2003	2004	2003
Net earnings (loss):
As reported	$(222)	(14,070)	1,996	(14,048)
Less: Stock-based employee compensation expense determined under the fair value method, net of tax	(445)	(486)	(960)	(1,076)

Pro forma	$(667)	(14,556)	1,036	(15,124)

Basic net earnings (loss) per share:
As reported	$(0.02)	(1.32)	0.18	(1.32)
Pro forma	(0.06)	(1.37)	0.09	(1.42)
Diluted net earnings (loss) per share:
As reported	$(0.02)	(1.32)	0.18	(1.32)
Pro forma	(0.06)	(1.36)	0.09	(1.42)

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

     The results of these discontinued operations for the second quarters and six months ended of were as follows (in thousands):

	Quarters Ended		Six Months Ended
	July 3	June 28	July 3	June 28
	2004	2003	2004	2003
Net sales	$13,209	(1,678)	27,987	9,109
Costs and expenses	14,403	14,599	28,763	27,863

Loss before income taxes	(1,194)	(16,277)	(776)	(18,754)
Income tax (expense) benefit	84	(281)	—	532

Net loss	$(1,110)	(16,558)	(776)	(18,222)

The table below presents the components of the consolidated balance sheet accounts classified as current assets and liabilities related to assets held for sale as of July 3, 2004 and December 31, 2003 (in thousands):

	July 3	Dec 31
	2004	2003
Accounts receivable, net	$11,627	9,646
Inventories	4,243	4,722
Investments	4,409	4,409
Property, plant and equipment, net	16,002	16,743
Accrued pension assets	3,050	3,245
Other assets	5,963	1,294

Total assets held for sale	$45,294	40,059

Accounts payable	$10,902	10,984
Long term debt	2,369	2,573
Post retirement obligations	3,762	3,709
Other current liabilities	9	499

Total liabilities related to assets held for sale	$17,042	17,765

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

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires the Company to recognize all derivatives on the consolidated balance sheet at fair value. Under SFAS No. 133, certain of the Company’s routine long-term contracts are considered to be derivative instruments, because these contracts create long-term obligations for non-U.S. customers to pay the Company’s Canadian subsidiary in U.S. dollars. Changes in the fair values of these embedded derivatives are included in current earnings (loss).

For continuing operations, the derivative activity as reported in the Company’s consolidated financial statements during the second quarters and six months ended was (in thousands):

	Quarters Ended		Six Months Ended
	July 3	June 28	July 3	June 28
	2004	2003	2004	2003
Beginning net asset (liability) for derivatives	$82	109	108	(248)
Sales:
Gain (loss) in value of embedded derivatives	(4)	6	(6)	7
Foreign exchange gain (loss) on derivative instruments:
Gain/(loss) in value of derivative instruments that do not qualify as hedging instruments	(47)	514	27	669
Matured foreign exchange contracts	(60)	(114)	(158)	87

Net consolidated statements of operations gain (loss) from changes in value of derivative instruments	(111)	406	(137)	763

Ending net (liability) asset for derivatives	$(29)	515	(29)	515

For discontinued operations, the net liability for derivatives at July 3, 2004 was $84,000 compared to a net asset of $570,000 at June 28, 2003.

All of the foreign currency contracts currently in place will expire by the end of 2004.

4. Earnings (Loss) Per Share

Basic earnings (loss) per share is the per share allocation of income available to common stockholders based only on the weighted average number of common shares actually outstanding during the period. Diluted earnings (loss) per share represents the per share allocation of income (loss) attributable to common stockholders based on the weighted average number of common shares actually outstanding plus all dilutive potential common shares outstanding during the period.

The Company has granted stock options that are potentially dilutive to basic earnings (loss) per share, summarized as follows (shares in thousands):

	July 3	June 28
	2004	2003
Dilutive stock options, included in earnings (loss) per share calculations:
Shares	1,218	286
Average exercise price per share	$15.09	11.83
Anti-dilutive stock options and warrants, excluded from per share calculations:
Shares	461	1,818
Average exercise price per share	$22.53	17.61

For each earnings (loss) per share calculation reported for the second quarters of 2004 and 2003, the numerators were the same as reported in the consolidated statements of operations. Following is a reconciliation of the denominators for basic and diluted earnings (loss) per share calculations for the second quarters and six months ended July 3, 2004 and June 28, 2003 (in thousands):

	Quarters Ended		Six Months Ended
	July 3	June 28	July 3	June 28
	2004	2003	2004	2003
Basic-weighted average common shares outstanding	11,090	10,658	11,060	10,658
Common equivalent shares from stock options	173	13	204	13

Diluted-weighted average common and common equivalent shares outstanding	11,263	10,671	11,264	10,671

5. Comprehensive Income (Loss)

Following is a summary of comprehensive income (loss) (in thousands):

	Quarters Ended		Six Months Ended
	July 3	June 28	July 3	June 28
	2004	2003	2004	2003
Net income (loss)	$(222)	(14,070)	1,996	(14,048)
Other comprehensive income (loss):
Foreign currency translation adjustment	(640)	3,004	(1,474)	6,234
Change in the value of investment securities available for sale	—	155	—	—

Comprehensive income (loss)	$(862)	(10,911)	522	(7,814)

6. Trade Accounts Receivable

Trade accounts receivable include the following (in thousands):

	July 3	Dec 31
	2004	2003
Amounts billed	$51,400	58,146
Unbilled revenues under long-term contracts	24,403	18,610
Customer advanced payments	(3,108)	(3,788)
Allowance for doubtful accounts	(1,403)	(1,537)

Trade accounts receivable, net	$71,292	71,431

7. Inventories

     Inventories include the following (in thousands):

	July 3	Dec 31
	2004	2003
Parts and materials	$25,579	22,139
Work in process	5,408	5,306
Finished goods	6,093	6,064

Inventories, net	$37,080	33,509

8. Interim Segment Disclosures

The Company has five reportable segments: Space & Technology, LXE, EMS Wireless, SATCOM and SatNet. Each segment is separately managed and comprises a range of products and services that share distinct operating characteristics. The Company evaluates each segment primarily upon operating income.

The Space & Technology segment manufactures custom-designed, highly engineered hardware for use in advanced communication, radar, and electronic countermeasure systems, primarily for the defense market. Orders in this segment typically involve development and production schedules that can extend a year or more, and most revenues are recognized under percentage-of-completion long-term contract accounting. Hardware is sold to prime contractors or systems integrators rather than to end-users. As a result of the planned sale of the Space & Technology/Montreal division, the results of operations and all other financial information related to the Space & Technology/Montreal division is reported in discontinued operations. The Space & Technology segment as reported in these interim-period financial statements reflects the results of operations and all other financial information related to the Space & Technology/Atlanta business.

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

The SATCOM segment manufactures antennas and other hardware for satellite communications systems. The manufacturing cycle for most orders is generally just a few days, and revenues are recognized upon shipment of hardware. The SATCOM segment also has orders that involve development and production schedules that can extend a year or more, and these revenues are recognized under percentage-of-completion long-term contract accounting. Hardware is marketed primarily to third parties that combine their products and services with the Company’s hardware for delivery to end-users.

The SatNet segment manufactures ground segment equipment for the satellite broadband communications market. The manufacturing cycle for a hub is generally several weeks and terminals are manufactured on a shorter cycle. Revenues are recognized upon shipment of hardware. Hardware is marketed to operators of high-speed, two-way, multimedia access networks.

Following is a summary of the Company’s interim segment data (in thousands):

	Quarters Ended		Six Months Ended
	July 3	June 28	July 3	June 28
	2004	2003	2004	2003
Net sales:
Space & Technology	$12,260	11,567	25,061	24,065
LXE	27,725	24,250	52,625	46,349
EMS Wireless	12,869	15,306	25,079	24,112
SATCOM	9,456	11,207	19,571	21,789
SatNet	2,454	4,303	6,503	6,523
Other	(236)	48	(236)	2

Total	$64,528	66,059	128,603	121,808

Operating income (loss):
Space & Technology	$620	881	1,452	1,861
LXE	1,699	1,776	2,828	3,063
EMS Wireless	368	1,626	483	1,725
SATCOM	477	880	710	2,391
SatNet	(1,086)	118	(1,156)	(771)
Other	(106)	(503)	95	(413)

Total	$1,972	4,778	4,412	7,856

Earnings (loss) from continuing operations:
Space & Technology	$318	488	769	1,001
LXE	932	1,014	1,600	1,783
EMS Wireless	153	934	124	991
SATCOM	450	593	662	1,857
SatNet	(1,235)	(50)	(1,464)	(871)
Other	(124)	(51)	(158)	(102)
Corporate	394	(440)	1,239	(485)

Total	$888	2,488	2,772	4,174

	July 3	Dec 31
	2004	2003
Assets:
Space & Technology	$42,399	40,157
LXE	65,366	66,081
EMS Wireless	24,612	25,353
SATCOM	28,435	26,543
SatNet	13,902	14,827
Other	746	1,164
Assets held for sale	45,294	40,059
Corporate	7,834	14,365

Total	$228,588	228,549

Goodwill:
LXE	$9,982	9,982
EMS Wireless	3,544	3,544

Total	$13,526	13,526

9. Warranty Liability

The Company provides a limited warranty for each of its products. The basic warranty periods vary from one to five years, depending upon the type of product. For certain products, customers can purchase warranty coverage for specified additional periods.

The Company records a liability for the estimated costs to be incurred under warranties. The amount of this liability is based upon historical, as well as expected, rates of warranty claims. The warranty liability is periodically reviewed for adequacy and adjusted as necessary. Following is a reconciliation of the aggregate product warranty liability (in thousands):

	Quarters Ended
	July 3	June 28
	2004	2003
Balance at beginning of quarter	$2,005	1,360
Accruals for warranties issued during the period	277	201
Settlements made during the period	(115)	(70)

Balance at end of quarter	$2,167	1,491

	Six Months Ended
	July 3	June 28
	2004	2003
Balance at December 31, 2003 and 2002	$1,977	1,366
Accruals for warranties issued during the period	443	434
Settlements made during the period	(253)	(309)

Balance at end of period	$2,167	1,491

10. Litigation

The Company is party to litigation styled Andrew Corporation v. EMS Technologies, Inc. initiated in the U.S. District Court for the Northern District of Illinois on May 25, 2004, alleging that EMS Wireless’s new remotely controlled electronic-downtilt base station antennas infringe on patent rights held by Andrew, and seeking an injunction against manufacture or sale of the allegedly infringing devices, and damages in an unspecified amount consisting of treble economic damages and attorneys’ fees. The Company has devoted substantial resources to studying the Andrew patents as they might apply to our products. The Company believes that its products do not infringe any valid or enforceable Andrew patent claims, and that in any event those patents are invalid and unenforceable. The Company is currently engaged in discussions with Andrew, and has received an extension of the time to file our initial answer in response to its complaint. If the patents were enforced against our products, we could be subject to payment of substantial damages and an injunction against further distribution of what we consider to be an important product for our future EMS Wireless sales. Although the Company is confident of its legal position it cannot currently determine the outcome of this proceeding or the ultimate amount of potential losses, and therefore has not made any provision for such matters.

Other Legal Matters

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in Item 1 of Part 1 of this quarterly report and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

Overview:

EMS Technologies, Inc. (the “Company” or “EMS”) designs, manufactures and markets products that are important in many kinds of wireless communications. The Company focuses on the needs of the mobile information user, with an increasing emphasis on broadband applications for high-data-rate, high-capacity wireless communications.

Our company is organized into five reportable business segments: Space & Technology, LXE, EMS Wireless, SATCOM and SatNet. Each segment is separately managed and comprises a range of products and services that share distinct operating characteristics. However, we believe that one of our competitive strengths is the technological and marketing synergy that occurs among the segments, as well as among our various product lines. We believe that this synergy creates a path to broader markets for highly advanced technologies developed for niche markets in space and defense. EMS has its principal office in Atlanta, Georgia, and has approximately 1,600 employees worldwide. Over 70% of our employees are directly involved in engineering or manufacturing activities.

Following is a summary of significant factors affecting our company in the second quarter and first six months of 2004:

For continuing operations:

•	Results for the second quarter and first six months reflect a lower than expected order rate at our SatNet segment and, to a lesser extent, at EMS Wireless. We believe this variance from expectation is the result of order timing decisions based on specific customer considerations and not long-term fundamental problems in these target markets. Further, we believe that the rates of orders for these segments will increase during the remainder of the year, subject to the uncertainties and risk factors discussed elsewhere in this report.

•	Non-operating income for the first six months included $938,000 pre-tax gain for the sale of real estate in Montreal.

For discontinued operations:

•	Results for the second quarter and first six months included contract losses at Space & Technology/Montreal totaling approximately $800,000, which related to supplier delays on a difficult legacy program that is expected to be completed before the end of 2004.

•	We continue to pursue our plans to sell our Space & Technology/Montreal division, and continue to accommodate the due diligence effort of potential purchasers.

Discontinued Operations

Our healthcare product line and Space & Technology/Montreal operation have been accounted for as discontinued operations. During the fourth quarter of 2003, we completed the sale of our healthcare product line, and the net assets held for sale of the Space & Technology/Montreal division were adjusted to their estimated fair value upon disposal. The fair value of the Space & Technology/Montreal division upon disposal was estimated in Canadian dollars using an expected present value technique and a discount rate of 20%. A 2% change in the discount rate would cause a change in the valuation of approximately $1.5 million. We continue to pursue a plan of sale for the Space & Technology/Montreal division, and communications are ongoing with several potential purchasers. Under the present circumstances, management believes that it is appropriate to continue accounting for the Space & Technology/Montreal division as a discontinued operation.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which often require the judgment of management in the selection and application of certain accounting principles and methods. We consider the following policies to be the most critical to understanding the judgments that are involved and the uncertainties that could affect our results of operations, financial condition and cash flows.

Revenue recognition on long-term contracts

Revenue recognition for fixed-price, long-term contracts in our Space & Technology/Atlanta and SATCOM segments, as well as the Space & Technology/Montreal division currently held for sale, is a critical accounting policy involving significant management estimates. These segments’ long-term contracts use the ratio of cost-incurred to total-estimated-cost as the measure of performance that determines how much revenue should be recognized (percentage of completion accounting). The determination of total-estimated-cost relies on engineering estimates of the cost to complete the contract, with allowances for identifiable risks and uncertainties. These engineering estimates are frequently reviewed and updated. However, unforeseen problems can occur to substantially reduce the rate of future revenue recognition in relation to costs incurred. As of July 3, 2004, we had recognized a cumulative total of $24.4 million in revenues under percentage of completion accounting, but which revenues were unbilled as of that date due to the billing milestones specified in the respective customer contracts.

During the 2003, two large contracts in discontinued operations that were accounted for under percentage of completion accounting experienced technical and supplier difficulties, resulting in increases to the estimated cost at completion totaling over $38 million. We have established allowances for identified risks that could cause cost increases in the future. These contracts are technically challenging and there is a risk that further unforeseen difficulties could cause increases to the cost at completion that exceed our provisions, resulting in further losses associated with these contracts.

Accounting for government research incentives

Our accrual of provincial research incentives is a critical accounting policy involving management estimates for our Montreal-based operations, including the Space & Technology/Montreal division currently held for sale. These incentives are in the form of a cash reimbursement for a portion of certain qualified research expenditures. Incentives are recorded as a reduction of cost of sales, because the underlying research efforts primarily apply to development of technological capabilities for specific business opportunities. For the six months ended July 3, 2004, total incentives earned were approximately $2.3 million, compared with $1.3 million for the six months ended June 28, 2003. We have established procedures to identify qualified costs and to submit appropriate claims for reimbursement; all such claims, however, are subject to financial and scientific audits by the Canadian government to determine whether such expenses qualified for incentive programs. Although there have historically been no significant disallowances of previously accrued incentives that resulted from these audits, such disallowances in the future could have an unfavorable effect on our consolidated statement of operations.

Evaluation of long-lived assets for impairment

All long-lived assets on the consolidated balance sheet are periodically reviewed for impairment. To test recoverability, we estimate the cash flows expected to result from the use of such long-lived assets under several different scenarios, including the potential sale of assets. No long-lived assets classified as held and used were determined to be impaired as of July 3, 2004.

In the third quarter of 2003, the assets of the Space & Technology/Montreal division and the healthcare product line were reclassified from “assets held and used” to “assets held for sale.” As a result, these business components were accounted for as discontinued operations, and the net assets held for sale were written down to their estimated fair value upon disposal. The fair value of the Space & Technology/Montreal division upon disposal was estimated in Canadian dollars using an expected present value technique and a discount rate of 20%. A 2% change in the discount rate would cause a change in the valuation of approximately $1.5 million. We have continued to review the market factors affecting the valuation of the Space & Technology/Montreal division and believe that there has not been a material change in the fair value of this division, and therefore no adjustment is needed at this time.

Establishment of reserves for deferred income tax assets

It is management’s current expectation that our Canadian operations will earn more than enough research-related tax benefits each year to offset any Canadian federal tax liability for any given year. As a result, we have established a valuation allowance for substantially all the net deferred tax assets associated with these research-related tax benefits (totaling approximately $33 million at July 3, 2004), because they are unlikely to be realized. However, this allowance may be reduced – resulting in an income tax benefit to a future consolidated statement of operations – if: (1) our profitability in Canada increases, which would increase both the tax liability incurred in future years and the rate at which these tax benefits are used, or (2) the level of our qualified research in Canada decreases, which would lower the tax benefits earned in future years.

Results of Operations

Net Sales

Consolidated net sales decreased to $64.5 million in the second quarter of 2004, compared with $66.1 million in the second quarter of 2003. For the first six months, sales increased to $128.6 million in 2004, compared with $121.8 million for the comparable period in 2003. Our LXE and Space & Technology divisions had net increases from the prior year.

Net Sales and Operating Income (Loss) by Segment

Our segment net sales and operating income (loss) were as follows (in thousands):

					Percentage Increase
	Quarters Ended		Six Months Ended		(Decrease)
	July 3	June 28	July 3	June 28	Three	Six
	2004	2003	2004	2003	Months	Months
Net sales:
Space & Technology	$12,260	10,945	25,061	23,033	12%	9%
LXE	27,725	24,250	52,625	46,349	14%	14%
EMS Wireless	12,869	15,306	25,079	24,112	(16)%	4%
SATCOM	9,456	11,207	19,571	21,789	(16)%	(10)%
SatNet	2,454	4,303	6,503	6,523	(43)%	**
Other	(236)	48	(236)	2	**	**

Total	$64,528	66,059	128,603	121,808	(2)%	6%

Operating income (loss):
Space & Technology	$620	881	1,452	1,861	(30)%	(22)%
LXE	1,699	1,776	2,828	3,063	(4)%	(8)%
EMS Wireless	368	1,626	483	1,725	(77)%	(72)%
SATCOM	477	880	710	2,391	(46)%	(70)%
SatNet	(1,086)	118	(1,156)	(771)	**	(50)%
Other	(106)	(503)	95	(413)	**	**

Total	$1,972	4,778	4,412	7,856	(59)%	(44)%

** = Not Meaningful

Space & Technology: This segment primarily serves defense markets, and revenues in these markets were somewhat higher in 2004 compared with 2003; however, most of the net sales growth for the second quarter and first six months of 2004 as compared with 2003 was due to increased activity and higher resulting revenues on a program to supply antennas for systems that provide live television on commercial aircraft.

LXE: Net sales increased for the second quarter and first six months of 2004 compared with the same periods in 2003. More than 80% of this growth was due to stronger international revenues, particularly from increased hardware unit sales and service revenues in our international markets, which we believe were strongly influenced by favorable exchange rates for the Euro and other foreign currencies versus the U.S. dollar. In addition, 2004 domestic revenues were also somewhat higher than for the same periods in 2003 due to increased hardware unit sales and service revenues.

EMS Wireless: Net sales for the second quarter decreased in 2004 compared with 2003 due to lower capital spending by our customers – major U.S. wireless service providers – during a period of industry consolidation. In particular for the second quarter, U.S. base station revenues dropped $4.5 million in 2004 from 2003, but over 40% of this sales decline was offset by combined higher sales by our Brazilian antenna operations (mainly for South American markets) and by our repeater product line (mainly for U.S. markets). For the six months, U.S. base station revenues were also lower in 2004 versus 2003, and substantially all of the approximately $1 million of growth in overall net sales for this period related to combined higher Brazilian antenna and U.S. repeater sales. We believe that our U.S. customers for base station antennas will resume system rollouts and increase their order rate before the end of 2004.

SATCOM: Net sales decreased for the second quarter and first six months of 2004 compared with the same periods in 2003, as a result of what we believe was a temporary slowing of the order rate for a particular mobile broadband terminal for the U.S. military.

SatNet: Our venture to provide DVB-RCS standard hubs and terminals for broadband communications via satellite reported lower net sales for both the second quarter and the six months ended 2004, respectively, compared with the same periods in 2003. As is typical in a start-up situation, this division’s order stream is growing but uneven, which makes periodic sales volatile. A lower number of hubs were sold in 2004 verse 2003, but this was offset by a significant increase in the number of terminals that have been sold in 2004, as current systems customers expand their business base. We believe the net sales variances in the interim periods for 2004 versus 2003 were the result of current customer circumstances and timing decisions. Further, we believe that the present rate of orders will increase during the second half of 2004.

Cost of Sales

Cost of sales, as a percentage of consolidated net sales, increased – but not significantly – in 2004 compared with 2003. The cost of sales percentage was 66% and 64% in the second quarter and first half, respectively, of 2004, as compared with 64% and 63% for the same respective interim periods in 2003. Moderately unfavorable effects on the consolidated cost-of-sales percentage were caused by:

•	A less favorable mix of contracts at SatNet, with more net sales from terminals and funded R&D work, which generally have a higher cost of sales than net sales from hubs and

•	Lower sales volumes at EMS Wireless to absorb fixed costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) increased for the second quarter and first six months of 2004 compared 2003, primarily due to the LXE division’s expanded sales efforts in Europe, the Middle East and Asia, where the headcount and cost structure for the sales and marketing organizations have increased with the record levels of revenues that LXE has received from these markets. A significant, but secondary factor in SG&A growth related to stronger Canadian dollars and other foreign currencies versus the U.S. dollar, which increased the reported cost of our non-U.S. operations.

Research and Development Expenses

Research and development expenses (“R&D”) represent the cost of our internally funded efforts. Significant development efforts also occur under specific customer orders in the Space & Technology segment and under agreements with customers to fund specified R&D at our SATCOM and SatNet divisions; accordingly, the costs of these externally-funded efforts are reflected in cost of sales.

For the second quarter and first six months, our S&T/Atlanta and LXE divisions incurred significant planned increases in R&D in 2004 compared with 2003 to advance new product initiatives. These combined divisional increases, which totaled approximately $300,000 for the second quarter and $1.2 million for the first six months, were partially offset for the first six months and more than completely offset for the second quarter by R&D decreases at our SATCOM and SatNet divisions. These divisional R&D decreases reflected a higher proportion of the engineering effort under development agreements with external funding that were therefore reported in cost of sales.

Non-Operating Income (Expense)

Non-operating income for the first six months of 2004 includes a $938,000 pre-tax gain for the sale of unutilized real estate in Montreal.

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

We also recognize net gains and losses from translation of the LXE European subsidiaries’ short-term intercompany liabilities, payable in U.S. dollars, from the purchase of hardware for resale in Europe. To the extent we have not used foreign currency forward contracts to reduce our exposure to fluctuations in the foreign currency exchange rates used, a weaker U.S. dollar against the Euro usually results in foreign exchange gains for LXE.

In 2004, the net foreign currency losses of $198,000 and $95,000 in the second quarter and the first six months of 2004, respectively, were mainly the result of a weaker U.S. dollar against the Canadian and Australian dollars. In 2003, there were net foreign currency losses of $375,000 and $412,000 because the U.S. dollar was then weaker against the Canadian dollar.

Interest Expense

Interest expense increased for the second quarter and first six months of 2004 compared with the same periods in 2003 due to increased monthly bank fees for certain credit agreements in 2004, the effect of which was partially offset by lower average debt levels that resulted from positive cash flow.

Income Tax Expense

We recognized a 32% effective income tax rate in 2004 based upon management’s expected taxable income associated with various tax jurisdictions for the full year, and this rate was comparable to the 32% rate reported for the preceding fiscal year. Our U.S. and European operations have an effective rate of approximately 36%, and our Canadian operations have a much lower effective tax rate due to research-related tax benefits. The effective rate is subject to change during the remainder of the year, as management’s expectations may change for the taxable income associated with various tax jurisdictions.

Discontinued Operations

As a result of formal plans of sale that were approved in 2003, our Space & Technology/Montreal division and healthcare product line have been accounted for as discontinued operations, and the net assets held for sale were written down to their estimated fair value upon disposal. In the fourth quarter of 2003, we completed the sale of our discontinued healthcare product line, and we continue to pursue a plan of sale for the Space & Technology/Montreal operations.

The 2004 pre-tax results from our discontinued operations were a loss of approximately $1.2 million for the second quarter and an $800,000 loss for the first six months, compared with a $16.3 million loss for the second quarter of 2003 and $18.8 million loss for the first six months of 2003. The 2003 losses are much larger than the 2004 levels because the 2003 results included a $14 million second quarter adjustment to write-down net sales at the Space & Technology/Montreal division for the estimated financial effects of key-supplier delays and related technical problems on a commercial satellite program. If the effect of the $14 million write down in the second quarter of

2003 is excluded, our pre-tax results from discontinued operations are still improved in 2004 compared with 2003, due to better contract performance and significant new contract awards (especially in late 2003) for which we have begun to recognize net sales in 2004 under the percentage of completion accounting. The results for the second quarter and first six months of 2004 included contract losses totaling approximately $800,000, which related to supplier delays on a difficult legacy program that is expected to be completed before the end of 2004.

Liquidity and Capital Resources

During the first six months of 2004, net cash provided by continuing operating activities was approximately $5 million, with the most significant factors being the LXE division’s profitable operations and additional long-term service agreements. Another significant source of cash was proceeds from the exercise of employee stock options. Our discontinued operations used approximately $6 million and we reduced our debt by approximately $3 million.

At July 3, 2004, we had standby letters of credit outstanding of approximately $8.5 million. In addition, we had $9.7 million available for borrowing under our U.S. revolving credit agreement and $2.0 million available for borrowing under our Canadian revolving credit agreement. At July 3, 2004, we were either in compliance with or had received a bank waiver of compliance relating to all credit agreement covenants.

We have agreed to apply the proceeds from the potential sale of our Space & Technology/Montreal division to reduce outstanding indebtedness under our revolving debt facility. During the first quarter of 2004, we further amended our Canadian credit agreement, including pricing, as a condition of obtaining a covenant waiver; at current borrowing levels, the annual cost of this facility increased by approximately $250,000 as a result of such amendments. We have entered into negotiations to refinance or restructure our existing U.S. and Canadian credit agreements, with one of the main objectives being to modify the covenant structure so that quarterly waivers will no longer be needed from our Canadian lender. Our U.S. credit agreement expires in August 2004, but based on communications with the lender we believe the lender will agree to extend the term, although there can be no assurance the lender will grant such extension. This extension will allow sufficient time to successfully complete the refinancing or restructuring of our credit agreements before the end of 2004.

We expect that capital expenditures for continuing operations in 2004 will range from $9 million to $11 million. These expenditures will be used primarily to purchase equipment that enhances capacity and productivity.

Other than purchase commitments presented in the table below, our material contractual cash commitments and material other commercial commitments have not changed significantly from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2003.

Purchase commitments(1) at July 3, 2004		Less than	1-3	3-5	After 5
(in thousands)	Total	1 year	years	years	years
Continuing Operations:	$24,800	20,800	2,100	1,900	—
Discontinued Operations:	$6,300	5,800	500	—	—

(1) Purchase commitments primarily represent existing commitments under purchase orders or contracts to purchase inventory and raw materials for our products. Most of these purchase orders and contracts can be terminated for a fee that is either fixed or based on when termination occurs.

Management believes that cash on hand, cash flows from operations and borrowings available under credit agreements will provide sufficient liquidity to meet our operating and capital expenditure needs for existing operations during the next twelve months. To fund long-term growth, the Company may consider such measures as public or private offerings of common stock or convertible securities.

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

•	uncertainties related to identifying a purchaser of the Space & Technology/Montreal division, as well as external market conditions and internal priorities and constraints that could effect a purchaser’s willingness and ability to complete the transaction on terms and timing expected by the Company (in the event a suitable purchaser is not identified, the Space & Technology/Montreal division would, during 2004, be reclassified back into continuing operations, and prior-year financial statements would be restated to reflect that status);

•	economic conditions in the U.S. and abroad and their effect on capital spending in the Company’s principal markets;

•	U.S. defense budget pressures on near-term spending priorities;

•	volatility of foreign exchange rates relative to the U.S. dollar and their effect on purchasing power by international customers, and on the gross margin on products manufactured outside the U.S. but sold mainly to U.S. customers;

•	successful resolution of technical problems, proposed scope changes, or proposed funding changes that may be encountered on contracts;

•	changes in the Company’s consolidated effective income tax rate caused by the extent to which actual taxable earnings in the U.S., Canada and other taxing jurisdictions may vary from expected taxable earnings;

•	successful completion of technological development programs by the Company and the effects of technology that may be developed by, and patent rights that may be held or obtained by, competitors;

•	successful transition of products from development stages to an efficient manufacturing environment;

•	customer response to new products and services, and general conditions in our target markets (such as logistics, PCS/cellular telephony and space-based communications);

•	the availability of financing for satellite data communications systems and for expansion of terrestrial PCS/cellular phone systems;

•	the extent to which terrestrial systems succeed in providing extensive broadband Internet access on a dependable and economical basis;

•	the demand growth for various mobile and high-speed data communications services;

•	the Company’s ability to attract and retain qualified personnel, particularly those with key technical skills; and

•	the availability of sufficient additional credit or other financing, on acceptable terms, to support the Company’s expected growth.

Additional information concerning these and other potential risk factors is included in Part II, Item 5 of this Quarterly Report on Form 10-Q.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of July 3, 2004, the Company had the following market risk sensitive instruments (in thousands):

Revolving credit loan with a bank in Canada, no specific maturity but subject to review annually, variable-rate interest payable monthly (5.75% at the end of the quarter)	$16,112
Revolving credit loan with a U.S. bank, maturing in August 2004, variable-rate interest payable quarterly (average rate of 4.10% at the end of the quarter)	15,076
Term installment loan with a bank in Canada, maturing in December 2005, principal and variable-rate interest payable quarterly (5.75% at the end of the quarter)	1,143
Revolving credit loan with a bank in the United Kingdom, no specific maturity but subject to review in April 2005, variable-rate interest payable monthly (5.5% at the end of the quarter)	1,558

Total market-sensitive debt	$33,889

A 1% increase in the interest rates for our market-sensitive debt obligations would have increased interest expense by $81,000 for the quarter based on the average outstanding borrowings under these obligations.

As of July 3, 2004, the Company also had intercompany accounts that eliminate in consolidation but that are considered market risk sensitive instruments. Short-term due to/(from) the parent, payable/(receivable) by international subsidiaries arising from purchase of the parent’s products for sale and from cash advances to the parent, were as follows:

	Exchange Rate
	($U.S. per unit of	$U.S. in thousands
	local currency)	(Reporting Currency)
Australia	0.7126/Dollar	$1,355
Canada	0.7546/Dollar	1,179
Belgium	1.2309/Euro	377
Italy	1.2309/Euro	322
Netherlands	1.2309/Euro	284
France	1.2309/Euro	235
Sweden	0.1340/Krona	122
Singapore	0.5835/Dollar	87
Germany	1.2309/Euro	37
United Kingdom	1.8302/Pound	33

Total short-term due to parent		$4,031

     The Company has foreign currency risks associated with forward contracts as follows (in thousands, except average contract rate):

		Average	($U.S.)
	Notional	Contract	Fair
	Amount	Rate	Value
Foreign currency forward exchange contracts:
Continuing Operations:
Euros (sell for U.S. dollars)	900 Euros	1.2075	$(21)
Australian dollars (sell for U.S. dollars)	1,800 Dollars	0.6798	(59)
U.S. dollars (sell for Canadian dollars)	3,500 USD	1.3429	47

			$(33)

Discontinued Operations:
British Pounds (sell for Canadian dollars)	1,550 Pound	2.3200	$(102)

The Company enters into foreign currency forward contracts in order to mitigate the risks associated with currency fluctuations on future cash flows.

ITEM 4. Controls and Procedures

The Company has established and maintains disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15e). The objective of these controls and procedures is to ensure that information relating to the Company, including its consolidated subsidiaries, and required to be filed by it in reports under the Securities Exchange Act, as amended, is effectively communicated to the Company’s CEO and CFO, and is recorded, processed, summarized and reported on a timely basis.

The CEO and CFO have evaluated the Company’s disclosure controls and procedures as of the end of the period covered in this report. Based upon this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are adequate to accomplish their objective and are functioning effectively.

During the three months ended July 3, 2004, there was no change in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to the most recent evaluations by the CEO and CFO, there have been no significant changes in the Company’s internal controls (including corrective actions for significant deficiencies or material weaknesses) or other factors that could significantly affect these internal controls.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

We are party to litigation styled Andrew Corporation v. EMS Technologies, Inc. initiated in the U.S. District Court for the Northern District of Illinois on May 25, 2004, alleging that EMS Wireless’s new remotely controlled electronic-downtilt base station antennas infringe on patent rights held by Andrew, and seeking an injunction against manufacture or sale of the allegedly infringing devices, and damages in an unspecified amount consisting of treble economic damages and attorneys’ fees. We have devoted substantial resources to studying the Andrew patents as they might apply to our products. We believe that our products do not infringe any valid or enforceable Andrew patent claims, and that in any event those patents are invalid and unenforceable. We are currently engaged in discussions with Andrew, and have received an extension of the time to file our initial answer in response to its complaint. Although we are confident of our legal position, we cannot assure the outcome of this litigation. If the patents were enforced against our products, we could be subject to payment of substantial damages and an injunction against further distribution of what we consider to be an important product for our future EMS Wireless sales.

ITEM 4. Submission of Matters to a Vote of Security Holders

The Registrant’s Annual Meeting of Shareholders was held on May 10, 2004. At the Meeting, each of the following individuals was elected to serve as a member of the Board of Directors during the forthcoming year, by the vote indicated:

			Abstain or
			Broker
	For	Withheld	Non-Votes
Hermann Buerger	6,907,686	193,704	3,190,196
Robert P. Crozer	6,828,442	272,948	3,190,196
John P. Frazee, Jr.	6,833,342	268,048	3,190,196
Alfred G. Hansen	7,080,481	20,909	3,190,196
John R. Kreick	6,985,396	115,994	3,190,196
John B. Mowell	6,833,012	268,378	3,190,196
Norman E. Thagard	7,099,848	1,542	3,190,196
John L. Woodward, Jr.	7,095,540	5,850	3,190,196

     At the Meeting, the Shareholders also considered and approved the adoption of an amendment of the EMS Technologies, Inc. 1997 Stock Incentive Plan to (i) increase by 200,000 the number of shares available thereunder; (ii) increase by 30,000 the maximum number of shares that may be optioned thereunder to a single individual in a single calendar year; and (iii) provide that each non-employee director shall receive an automatic grant of an option for 3,000 shares for each year of service beginning with the director’s first election for an additional term, by the following vote:

For	Against	Abstain
6,606,565	1,826,728	1,858,293

ITEM 5. Other Information

RISK FACTORS

     The business operations of EMS Technologies, Inc. involve significant risks and uncertainties that could adversely affect its financial condition, results of operations, and future development, and this could also cause a decline or slow growth in the future market value of our shares. In addition to domestic economic conditions, which can change unexpectedly and generally affect U.S. businesses, these risks and uncertainties include those set forth below, which we believe to be the most significant risks we face. If any of the following risks actually occurs, our business could be harmed. Additional risks and uncertainties not presently known to us, or that we currently consider immaterial, may also impair our operations or results. In all of those cases, the trading price of our common stock could decline, and investors could lose all or part of their investments.

Risks Related to Our Business

In addition to general economic conditions, both domestic and foreign, which can change unexpectedly and generally affect U.S. businesses with worldwide operations, we are subject to a number of risks and uncertainties that are specific to us or the businesses we operate:

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

If our commercial customers fail to find adequate funding for major potential programs, or our government customers do not receive necessary funding approvals, our sales could decline.

Major communications infrastructure programs, such as proposed satellite communications systems or PCS/cellular systems for large urban areas, are important sources of our current and anticipated future revenues. We also participate in a number of large defense programs. Programs of these types cannot proceed unless the customer can raise adequate funds, from either governmental or private sources. As a result, our expected revenues can be adversely affected by political developments or by conditions in private capital markets. Expected revenues can also be adversely affected if private capital markets are not receptive to a customer’s proposed business plans. Large defense programs are often partially funded, requiring periodic further funding approvals, which may be withheld for a variety of political, budgetary or technical reason, and such multi-year programs can also be terminated by the government. These developments would reduce our sales below the levels we would otherwise be expecting.

Slow public acceptance of new communications systems could limit purchases by our customers.

Construction and expansion of new communications systems depend on public demand for the new services. As a result, growth rates in our revenues from wireless infrastructure products and proposed high-speed satellite communications systems are likely to be heavily affected by the timing and extent of public willingness to buy mobile or broadband communications services. If public acceptance of the new systems does not develop as expected, our customers are unlikely to place the level of orders we expect, and our revenues and profits would also fall short of expectations.

Among the factors that could affect the growth of markets for new wireless communications systems is the potential concern about alleged health risks relating to radio frequency (“RF”) emissions. Media reports and some studies have suggested that RF emissions from wireless handsets and cell sites may be associated with various health problems, including cancer, and may interfere with electronic medical devices, including hearing aids and pacemakers. In addition, lawsuits have been filed against participants in the wireless industry alleging various adverse health consequences as a result of wireless equipment emissions. Additional studies of RF emissions are ongoing. Consumers may be discouraged from purchasing new wireless services if consumers’ health concerns over

RF emissions increase. In addition, concerns over RF emissions could lead government authorities to increase restrictions on the location and operation of wireless-related hardware, or could result in wireless companies being held liable for costs or damages associated with these concerns.

Our competitors’ marketing and pricing strategies could make their products more attractive than ours. This could cause reductions in customer orders or profits.

We operate in highly competitive technology markets, and some of our competitors have substantial resources and facilities that exceed ours. Our competition may pursue aggressive marketing strategies, such as significant price discounting. These competitive activities could cause our customers to purchase our competitors’ products rather than ours, and reduce our sales and profit margins below expected levels.

We can encounter technical problems or contractual uncertainties, which can cause delays, added costs, lost sales, and liability to customers.

From time to time we have encountered technical difficulties that have caused delays and additional costs in our technology development efforts. We are particularly exposed to this risk in new product development efforts, and in fixed-price contracts on technically advanced programs in our Space & Technology segment that require novel approaches and solutions. In these cases, the additional costs that we incur are not covered by revenue commitments from our customers, and reduce our earnings. In addition, technical difficulties can cause us to miss expected delivery dates for new product offerings, which could cause customer orders to fall short of expectations. Our products may perform mission-critical functions in space applications. If we experience technical problems and are unable to adhere to a customer’s schedule, the customer could experience costly launch delays or re-procurements from other vendors. The customer may then be contractually entitled to substantial financial damages from us. The customer would also be entitled to cancel future deliveries, which would reduce our future revenues and could make it impossible for us to recover our design, tooling or inventory costs, or our remaining commitments to third-party suppliers.

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

As we regularly develop and introduce new technology, we have a risk that our new products or manufacturing techniques may infringe on valid patents held or currently being processed by others. The earliest that the U.S. Patent Office publishes patents is 18 months after their initial filing, and exceptions exist so that some applications are not published before they issue as patents. Thus, we may be unaware of a pending patent until well after we have introduced an infringing product. In addition, questions of whether a particular product infringes a particular patent can involve significant uncertainty. As a result of these factors, third-party patents may require us to redesign our products and to incur both added expense and delays that interfere with marketing plans. Third-party patents may also, from time to time, create significant expense to defend or pay damages or royalties on infringement claims, or to respond to customer indemnification claims. We are currently engaged in litigation with a patent owner that is alleging that certain of our products infringe its patents, as is described more fully at Part II, Item 1. Legal Proceedings, of this Report on Form 10-Q.

We may not be successful in protecting our intellectual property.

Our unique intellectual property is a critical resource in our efforts to produce and market technically advanced products. We primarily seek to protect our intellectual property, including product designs and manufacturing processes, through patents and as trade secrets. If we are unable to obtain enforceable patents on certain technologies, or if information we protect as trade secrets becomes known to our competitors, then competitors may be able to copy or otherwise appropriate our technology, we would lose competitive advantages, and our revenues and operating margins could decline. In any event, litigation to enforce our intellectual property rights could result in substantial costs and diversion of resources that could have a material adverse effect on our operations regardless of the outcome of the litigation. We may also enter into transactions in countries where intellectual property laws are not well developed and legal protection of our rights may be ineffective.

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

In addition to our requirements for basic materials and electronic components, our advanced technological products often require sophisticated subsystems supplied or cooperatively developed by third parties. To meet those requirements, our suppliers must have specialized expertise, production skills and economies of scale, and in some cases there are only a limited number of qualified potential suppliers. Our ability to perform according to contract requirements, or to introduce new products on the desired schedule, can be heavily dependent on our ability to identify and engage appropriate suppliers, and on the effectiveness of those suppliers in meeting our development and delivery objectives. If key suppliers were unavailable when we needed them, or failed to perform as expected, our ability to meet our performance obligations to our customers could be affected and our revenues and earnings could decline.

Changes in government regulations that limit the availability of radio frequency licenses or cause us to incur increased expenses could cause our revenues or profitability to decline.

Many of our products are incorporated into wireless communications systems that are regulated in the U.S. by the Federal Communications Commission (“FCC”) and internationally by other government agencies. Changes in government regulations could reduce the growth potential of our markets by limiting either the access to or availability of frequency spectrum. Changes in government regulations could make the competitive environment more difficult by increasing costs or inhibiting our customers’ efforts to develop or introduce new technologies and products. Also, changes in government regulations could substantially increase the difficulty and cost of compliance with government regulations for both our customers and us. All of these factors could result in reductions in our profits and revenues.

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

International sales significantly affect our financial performance. Almost $94 million in revenues for fiscal year 2003, or 37% of consolidated revenues, were derived from customers residing outside of North America. Adverse economic conditions in our customers’ countries, mainly in Western Europe, Latin America and the Pacific Rim, have affected us in the past, and could adversely affect future international revenues in all of our businesses, especially from our wireless local-area network and PCS/cellular infrastructure businesses. Unfavorable currency exchange rate movements can adversely affect the marketability of our products by increasing the local-currency cost. In addition to these economic factors directly related to our markets, there are risks and uncertainties inherent in doing business internationally that could have an adverse effect on us, such as potential adverse effects of political instability or changes in governments, of changes in foreign income tax laws, and of restrictions on funds transfers by us or our customers, as well as of unfavorable changes in laws and regulations governing a broad range of business concerns, including proprietary rights, legal liability, and employee relations. All of these factors could cause significant harm to our revenues or profitability. In addition, our ability to develop successful working relationships with local business and government personnel can be important to our success in foreign markets.

Research incentives from the Canadian government subject to financial and scientific audits could be disallowed.

Research incentives from the Canadian government are subject to financial and scientific audits by the Canadian government concerning whether certain expenses qualify for incentive programs. Historically, these audits have not resulted in disallowances that had a material effect on the benefits recognized in the financial statements. However, 2002 and 2003 remain open to audit, and a significant level of disallowances in the future could have an unfavorable effect on our statement of operations.

Unfavorable currency exchange rate movements could result in foreign exchange losses and cause our profitability to decline.

We have international operations, and we can use forward currency contracts to reduce – but not entirely eliminate – the earnings risk from holding certain assets and liabilities in different currencies. Furthermore, our SATCOM division derives a major portion of its sales from agreements with U.S. customers in U.S. dollars; a stronger Canadian dollar would increase our costs relative to our U.S. revenues, and we are unlikely to recover these increased costs through higher U.S.-dollar prices due to competitive conditions. As a result of these factors, our financial results will continue to have an element of risk related to foreign exchange. One aspect of this risk is that from time to time favorable exchange movements can enhance our results of operations in ways that will not continue in future periods.

The level and profitability of our sales in certain markets depend on the availability and performance of other companies with which we have marketing relationships.

In some applications, including mobile satellite communications, we are seeking to develop marketing relationships with other companies that have, for example, specialized software and established customer service systems. In other markets, such as wireless local-area networks, a major element of our distribution channels is a network of value-added retailers and independent distributors. In foreign markets for many of our products we are often dependent on successful working relationships with local distributors and other business personnel. If we are unable to identify and structure effective relationships with other companies that are able to market our products, our revenues could fail to grow in the ways we expect.

Customer orders in backlog may not result in sales.

Our order backlog represents firm orders for products and services. However, our customers may cancel or defer orders for products and services, in most cases without penalty. Cancellation or deferral of an order in our Space & Technology business typically involves penalties and termination charges for costs incurred to date, but these termination penalties would still be considerably less than what we would have expected to earn if the order could have been completed. We make management decisions based on our backlog, including hiring of personnel, purchasing of materials, and other matters that may increase our production capabilities and costs whether or not the backlog is converted into revenue. Cancellations, delays or reductions of orders could adversely affect our results of operations and financial condition.

Our products typically carry warranties, and the costs to us to repair or replace defective products could exceed the amounts we have experienced historically.

Most of our products carry a 1 year warranty, however, we do have some products with warranties ranging from 5 to 10 years, and we depend on our reputation for reliability and customer service in our competition for sales. If our products are returned for repair or replacement under warranty or otherwise under circumstances in which we assume responsibility, we can incur significant costs that may be in excess of the reserves that we have established based on our historical warranty cost levels. In that case, the additional costs would reduce our earnings.

Our business and revenue growth could be limited by our inability to obtain additional financing.

Our current cash and available credit facilities are not large enough to finance either potential growth in certain business areas, or significant synergistic acquisitions to complement our technical and product capabilities. Although the proceeds of this offering will provide us with substantially greater flexibility in funding growth efforts and moderate-sized acquisitions, we would continue to need other sources of financing to support any large acquisitions that we believed would contribute to our growth and profitability. We may not be able to secure sufficient additional credit or other financing, on acceptable terms, to take advantage of major growth opportunities of this nature.

Our violation of debt covenants on the Company’s Canadian debt could require us to obtain alternative financing on unfavorable terms.

For the last two quarters of 2003 and the first two quarters of 2004, substantial third-quarter 2003 write-downs, related to the operations and discontinuance of our Space & Technology/Montreal division, caused our Canadian operations to fail to meet certain covenants contained in the credit agreement with the Canadian bank that finances those operations. On each occasion, the Canadian bank has waived our covenant violation. However, if the Company has not sold its Space & Technology/Montreal division, in future quarters the Company’s Canadian operations will continue to fail to meet the covenant requirements, and we cannot guarantee that we will continue to receive bank waivers in the future. In the absence of a waiver, the bank may require the debt to be repaid in its entirety at any time. If that occurs, we may not be able to secure sufficient additional credit or other financing from another lender, on terms similar to these we now have. This could increase our financing cost and could adversely affect our results of operations and financial condition.

We may be unable to sell our Space & Technology/Montreal division at the price level or on the timetable we have been expecting.

When we decided to seek to sell our Space & Technology/Montreal division, we incurred a pre-tax earnings charge of $13.5 million to reflect the difference between our investment in that division and the amount we believed we reasonably could expect to receive in a third-party negotiated sale. We expected to complete the sale within one year. However, we have not yet sold the division, although we continue with sales-related activities involving several prospective purchasers. If we ultimately sell the division at a lower price than we originally expected, we would incur a further non-operating charge to our earnings. If we are unable to accomplish a sale in the near future, then the terms of our debt financing arrangements could be adversely affected due to the higher debt levels and debt-to-equity ratio associated with our ongoing support of the Space & Technology/Montreal division.

We may be required to reconsolidate our Space & Technology/Montreal division, revise our financial statement presentation, and restate historical financial results.

In our financial statements, we report our Space & Technology/Montreal division as discontinued operations, separate from our other divisions. Management is currently committed to pursuing its plan of sale of this division for an indefinite period in the future. However, if future market conditions for the sale of the division are persistently unfavorable, then generally accepted accounting principles would require that we revise our financial statement presentation and restate our historical financial results to fully consolidate our Space & Technology/Montreal division. The effects of the restatement would move the $43.6 million loss related Space & Technology/Montreal from discontinued operations and result in a net loss from continuing operations of $34.7 million.

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

To support growth, we may continue in the future to make acquisitions of and investments in businesses, products and technologies that could complement or expand our businesses. However, if we should be unable to successfully negotiate with a potential acquisition candidate, finance the acquisition, or effectively integrate the acquired businesses, products or technologies into our existing business and products, we could be adversely affected. Furthermore, to complete future acquisitions, we may issue equity securities, incur debt, assume contingent liabilities or the risk of unknown liabilities, or have amortization expenses and write-downs of acquired assets, which could cause our earnings per share to decline.

Risks Related to our Common Stock

Our quarterly results are volatile and difficult to predict. If our quarterly performance results fall short of market expectations, the market value of our shares is likely to decline.

The quarterly earnings contributions of some of our segments are heavily dependent on customer orders or product shipments in the final weeks or days of the quarter. Due to various of the risks related to our businesses discussed above, it can be difficult for us to predict the timing of receipt of major customer orders, and we are unable to control timing decisions made by our customers. This can create volatility in quarterly results, and hinders our ability to determine prior to the end of each quarter whether quarterly earnings will in fact meet either our expectations or those of analysts and investors. The market price for our shares is likely to be adversely affected by quarterly earnings results that are below analyst and market expectations.

Our share price may fluctuate significantly, and an investor may not be able to sell our shares at a price that would yield a favorable return on investment.

The market price of our stock will fluctuate in the future, and such fluctuations could be substantial. Price fluctuations may occur in response to a variety of factors, including:

•	actual or anticipated operating results,

•	the limited average trading volume and public float for our stock, which means that orders from a relatively few investors can significantly impact the price of our stock, independently of our operating results,

•	announcements of technological innovations, new products or new contracts by us, our customers, our competitors or our customers’ competitors,

•	government regulatory action,

•	developments with respect to wireless and satellite communications, and

•	general market conditions.

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

Provisions in our governing documents and law could prevent or delay a change of control not supported by our Board of Directors.

Our shareholder rights plan and provisions of our amended and restated articles of incorporation and amended bylaws could make it more difficult for a third party to acquire us. These documents include provisions that:

•	allow our shareholders the right to acquire common stock from us at discounted prices in the event a person acquires 20% or more of our common stock or announces an attempt to do so without our Board of Directors’ prior consent;

•	authorize the issuance of up to 10,000,000 shares of “blank check” preferred stock by our Board of Directors without shareholder approval, which stock could have terms that could discourage or thwart a takeover attempt;

•	limit who may call a special meeting of shareholders;

•	require unanimous written consent for shareholder action without a meeting;

•	establish advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted upon at shareholder meetings;

•	adopt the fair price requirements and rules regarding business combinations with interested shareholders set forth in Article 11, Parts 2 and 3 of the Georgia Business Corporation Code; and

•	require approval by the holders of at least 75% of the outstanding common stock to amend any of the foregoing provisions.

ITEM 6. Exhibits and Reports on Form 8-K

     (a) Exhibits — The following exhibits are filed as part of this report:

3.1	Second Amended and Restated Articles of Incorporation of EMS Technologies, Inc. effective March 22, 1999 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2004).

3.2	Bylaws of EMS Technologies, Inc., as amended through March 15, 1999 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2004).

10.1	EMS Technologies, Inc. 1997 Stock Incentive Plan, as adopted January 14, 1997, and amended through May 10, 2004.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Registrant’s Chief Executive and Chief Financial Officers, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K.

     On May 7, 2004, the Registrant filed a Report on Form 8-K, reporting with respect to Item 12, Results of Operations and Financial Condition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMS TECHNOLOGIES, INC.

By:	/s/ Alfred G. Hansen	Date: August 12, 2004

Alfred G. Hansen
President, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Don T. Scartz	Date: August 12, 2004

Don T. Scartz
Executive Vice President, Chief Financial
Officer and Treasurer (Principal Financial and Accounting Officer)