Form 10-Q
period 2004-10-02
EMS TECHNOLOGIES INC
filed 2004-11-12
CIK 32198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

Commission file number 000-06072

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on November 5, 2004:

Class	Number of Shares

Common Stock, $.10 par Value	11,133,494

AVAILABLE INFORMATION

EMS Technologies, Inc. makes available free of charge, on or through its website at www.ems-t.com, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Information contained on the Company’s website is not part of this report.

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

EMS Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Quarters Ended		Nine Months Ended
	Oct 2	Sep 27	Oct 2	Sep 27
	2004	2003	2004	2003
Net sales	$62,368	61,534	190,971	183,342
Cost of sales	40,800	39,408	123,714	116,674
Selling, general and administrative expenses	15,349	14,305	46,604	41,532
Research and development expenses	4,557	4,437	14,579	13,896

Operating income	1,662	3,384	6,074	11,240
Non-operating income (expense), net	130	(9)	1,113	(287)
Foreign exchange loss	(204)	(10)	(299)	(422)
Interest expense	(601)	(534)	(1,824)	(1,551)

Earnings from continuing operations before income taxes	987	2,831	5,064	8,980
Income tax expense	(316)	(899)	(1,621)	(2,874)

Earnings from continuing operations	671	1,932	3,443	6,106
Discontinued operations (note 2):
Loss from discontinued operations before income taxes	(2,317)	(24,999)	(3,093)	(43,753)
Income tax benefit (expense)	(70)	2,476	(70)	3,008

Loss from discontinued operations	(2,387)	(22,523)	(3,163)	(40,745)

Net earnings (loss)	$(1,716)	(20,591)	280	(34,639)

Net earnings (loss) per share (note 4):
Basic:
Earnings from continuing operations	$0.06	0.18	0.31	0.57
Loss from discontinued operations	(0.21)	(2.11)	(0.28)	(3.82)

Net earnings (loss)	$(0.15)	(1.93)	0.03	(3.25)

Diluted:
Earnings from continuing operations	$0.06	0.18	0.31	0.57
Loss from discontinued operations	(0.21)	(2.09)	(0.29)	(3.81)

Net earnings (loss)	$(0.15)	(1.91)	0.02	(3.24)

Weighted average number of shares (note 4):
Basic	11,114	10,668	11,076	10,662
Diluted	11,189	10,778	11,238	10,707

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)
(in thousands)

	Oct 2	Dec 31
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$10,712	14,180
Trade accounts receivable, net (note 6)	70,799	71,431
Inventories, net (note 7)	37,790	33,509
Deferred income taxes — current	2,208	2,208
Assets held for sale (note 2)	45,448	40,059

Total current assets	166,957	161,387

Property, plant and equipment:
Land	1,150	2,174
Building and leasehold improvements	15,140	15,000
Machinery and equipment	78,565	73,474
Furniture and fixtures	7,840	7,318

Total property, plant and equipment	102,695	97,966
Less accumulated depreciation and amortization	65,543	59,485

Net property, plant and equipment	37,152	38,481

Deferred income taxes – non-current	2,679	2,679
Intangible assets, net of accumulated amortization	3,637	3,121
Goodwill	13,526	13,526
Other assets	7,356	9,355

	$231,307	228,549

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited), continued
(in thousands, except share data)

	Oct 2	Dec 31
	2004	2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$39,669	38,056
Accounts payable	18,416	18,812
Accrued compensation costs	6,844	7,823
Income tax payable	807	—
Accrued retirement costs	2,079	2,637
Deferred service revenue	5,572	4,730
Liabilities related to assets held for sale (note 2)	17,184	17,765
Other current liabilities	3,148	3,147

Total current liabilities	93,719	92,970
Long-term debt, excluding current installments	14,996	15,537

Total liabilities	108,715	108,507

Stockholders’ equity:
Preferred stock of $1.00 par value per share.
Authorized 10,000,000 shares; none issued	—	—
Common stock of $.10 par value per share.
Authorized 75,000,000 shares; issued and outstanding 11,115,000 in 2004 and 10,927,000 in 2003	1,111	1,093
Additional paid-in capital	67,942	64,988
Accumulated other comprehensive income – foreign currency translation adjustment	778	1,480
Retained earnings	52,761	52,481

Total stockholders’ equity	122,592	120,042

	$231,307	228,549

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended
	Oct 2	Sep 27
	2004	2003
Cash flows from operating activities:
Net earnings (loss)	$280	(34,639)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and other intangibles amortization	7,396	6,420
Deferred income taxes	—	(95)
Gain on sale of assets	(1,082)	—
Loss from discontinued operations	3,163	40,745
Changes in operating assets and liabilities:
Trade accounts receivable, net	577	4,794
Inventories, net	(3,711)	(3,161)
Accounts payable	(284)	(2,847)
Non-trade foreign government receivable	373	2,337
Income taxes payable	2,971	1,193
Accrued costs, deferred revenue and other current liabilities	(563)	(2,432)
Other	100	(2,028)

Net cash provided by operating activities	9,220	10,287

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,954)	(6,123)
Payments for asset acquisitions	(1,328)	—
Proceeds from sales of assets	1,176	—

Net cash used in investing activities	(6,106)	(6,123)

Cash flows from financing activities:
Net increase in revolving debt	2,478	4,138
Repayment of term debt	(2,596)	(1,682)
Proceeds from exercise of stock options, net of withholding taxes paid	2,972	342

Net cash provided by financing activities	2,854	2,798

Operating cash used in discontinued operations	(8,907)	(10,321)

Net change in cash and cash equivalents	(2,939)	(3,359)
Effect of exchange rates on cash	(529)	119
Cash and cash equivalents at beginning of period	14,180	12,430

Cash and cash equivalents at end of period	$10,712	9,190

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)
October 2, 2004 and September 27, 2003

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

The Company has adopted SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” including the interim reporting requirements. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value method to measure stock-based compensation (in thousands, except net earnings (loss) per share):

	Quarters Ended		Nine Months Ended
	Oct 2	Sep 27	Oct 2	Sep 27
	2004	2003	2004	2003
Net earnings (loss):
As reported	$(1,716)	(20,591)	280	(34,639)
Less: Stock-based employee compensation expense determined under the fair value method, net of tax	(369)	(475)	(1,329)	(1,753)

Pro forma	$(2,085)	(21,066)	(1,049)	(36,392)

Basic net earnings (loss) per share:
As reported	$(0.15)	(1.93)	0.03	(3.25)
Pro forma	(0.19)	(1.97)	(0.09)	(3.41)
Diluted net earnings (loss) per share:
As reported	$(0.15)	(1.91)	0.02	(3.24)
Pro forma	(0.18)	(1.95)	(0.09)	(3.40)

2. Discontinued Operations

In the third quarter of 2003, EMS announced that its Board of Directors had approved a formal plan to sell the Company’s commercial space operations located in Montreal. During the fourth quarter of 2003, the Company completed the sale of its healthcare product line. As a result, these business components have been accounted for as discontinued operations, and the net assets held for sale were written down to their estimated fair value, less cost to sell. Based on recent discussions with potential purchasers concerning the probable market value of the Space & Technology/Montreal division, EMS recorded an additional $1.7 million valuation allowance in the third quarter of 2004 to reflect the revised estimate of the fair value, less cost to sell, of this division. .

The results of these discontinued operations for the third quarters and nine months ended of were as follows (in thousands):

	Quarters Ended		Nine Months Ended
	Oct 2	Sep 27	Oct 2	Sep 27
	2004	2003	2004	2003
Net sales	$10,685	7,307	38,672	16,416
Costs and expenses	11,302	13,306	40,065	41,169
Valuation allowance	1,700	19,000	1,700	19,000

Loss before income taxes	(2,317)	(24,999)	(3,093)	(43,753)
Income tax (expense) benefit	(70)	2,476	(70)	3,008

Net loss	$(2,387)	(22,523)	(3,163)	(40,745)

The table below presents the components of the consolidated balance sheet accounts classified as current assets and liabilities related to assets held for sale as of October 2, 2004 and December 31, 2003 (in thousands):

	Oct 2	Dec 31
	2004	2003
Trade accounts receivable, net	$11,142	9,646
Inventories, net	4,284	4,722
Investments	2,709	4,409
Property, plant and equipment, net	17,267	16,743
Accrued pension assets	3,155	3,245
Other assets	6,891	1,294

Total assets held for sale	$45,448	40,059

Accounts payable and other	$10,650	11,483
Long term debt	2,460	2,573
Post-retirement obligations	4,074	3,709

Total liabilities related to assets held for sale	$17,184	17,765

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

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires the Company to recognize all derivatives on the consolidated balance sheet at fair value. Under SFAS No. 133, certain of the Company’s routine long-term contracts are considered to be derivative instruments, because these contracts create long-term obligations for non-U.S. customers to pay the Company’s Canadian subsidiary in U.S. dollars. Changes in the fair values of these embedded derivatives are included in net earnings (loss).

For continuing operations, the derivative activity as reported in the Company’s consolidated financial statements during the third quarters and nine months ended was (in thousands):

	Quarters Ended		Nine Months Ended
	Oct 2	Sep 27	Oct 2	Sep 27
	2004	2003	2004	2003
Beginning net asset (liability) for derivatives	$(29)	515	108	(248)
Sales:
Loss in value of embedded derivatives	(1)	(10)	(7)	(3)
Foreign exchange gain (loss) on derivative instruments:
Gain in value of derivative instruments that do not qualify as hedging instruments	122	20	149	689
Matured foreign exchange contracts	(13)	(423)	(171)	(336)

Net consolidated statements of operations gain (loss) from changes in value of derivative instruments	108	(413)	(29)	350

Ending net asset for derivatives	$79	102	79	102

For discontinued operations, the net asset for derivatives at October 2, 2004 was $93,000 compared to a net asset of $95,000 at September 27, 2003.

All of the foreign currency contracts currently in place will expire by the end of 2004.

4. Earnings (Loss) Per Share

Basic earnings (loss) per share is the per share allocation of income (loss) available to common stockholders based only on the weighted average number of common shares actually outstanding during the period. Diluted earnings (loss) per share represents the per share allocation of income (loss) attributable to common stockholders based on the weighted average number of common shares actually outstanding plus all dilutive potential common shares outstanding during the period.

The Company has granted stock options that are potentially dilutive to basic earnings (loss) per share, summarized as follows (shares in thousands):

	Oct 2	Sep 27
	2004	2003
Dilutive stock options, included in earnings (loss) per share calculations:
Shares	794	1,135
Average exercise price per share	$13.63	14.08
Anti-dilutive stock options and warrants, excluded from per share calculations:
Shares	900	864
Average exercise price per share	$20.26	20.75

For each earnings (loss) per share calculation reported for the third quarters of 2004 and 2003, the numerators were the same as reported in the consolidated statements of operations. Following is a reconciliation of the denominators for basic and diluted earnings (loss) per share calculations for the third quarters and nine months ended October 2, 2004 and September 27, 2003 (in thousands):

	Quarters Ended		Nine Months Ended
	Oct 2	Sep 27	Oct 2	Sep 27
	2004	2003	2004	2003
Basic-weighted average common shares outstanding	11,114	10,668	11,076	10,662
Common equivalent shares from stock options	75	110	162	45

Diluted-weighted average common and common equivalent shares outstanding	11,189	10,778	11,238	10,707

5. Comprehensive Income (Loss)

Following is a summary of comprehensive income (loss) (in thousands):

	Quarters Ended		Nine Months Ended
	Oct 2	Sep 27	Oct 2	Sep 27
	2004	2003	2004	2003
Net income (loss)	$(1,716)	(20,591)	280	(34,639)
Other comprehensive income (loss):
Foreign currency translation adjustment	772	(310)	(702)	5,924
Change in the value of investment securities available for sale	—	65	—	65

Comprehensive loss	$(944)	(20,836)	(422)	(28,650)

6. Trade Accounts Receivable

Trade accounts receivable include the following (in thousands):

	Oct 2	Dec 31
	2004	2003
Amounts billed	$49,745	58,146
Unbilled revenues under long-term contracts	25,307	18,610
Customer advanced payments	(2,848)	(3,788)
Allowance for doubtful accounts	(1,405)	(1,537)

Trade accounts receivable, net	$70,799	71,431

7. Inventories

Inventories include the following (in thousands):

	Oct 2	Dec 31
	2004	2003
Parts and materials	$25,941	22,139
Work in process	5,686	5,306
Finished goods	6,163	6,064

Inventories, net	$37,790	33,509

8. Interim Segment Disclosures

The Company has five reportable segments: Space & Technology, LXE, EMS Wireless, SATCOM and SatNet. Each segment is separately managed and comprises a range of products and services that share distinct operating characteristics. The Company evaluates each segment primarily upon operating income.

The Space & Technology segment manufactures custom-designed, highly engineered hardware for use in advanced communication, radar, and electronic countermeasure systems, primarily for the defense market. Orders in this segment typically involve development and production schedules that can extend a year or more, and most revenues are recognized under percentage-of-completion long-term contract accounting. Hardware is sold to prime contractors or systems integrators rather than to end-users. As a result of the planned sale of the Space & Technology/Montreal division, the results of operations and all other financial information related to the Space & Technology/Montreal division are reported in discontinued operations. The Space & Technology segment, as reported in these interim-period financial statements, reflects the results of operations and all other financial information related to the Space & Technology/Atlanta business.

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

Following is a summary of the Company’s interim segment data (in thousands):

	Quarters Ended		Nine Months Ended
	Oct 2	Sep 27	Oct 2	Sep 27
	2004	2003	2004	2003
Net sales:
Space & Technology	$11,831	11,861	36,892	34,894
LXE	27,335	25,555	79,960	71,904
EMS Wireless	9,489	12,060	34,568	36,172
SATCOM	8,975	10,770	28,546	32,559
SatNet	4,735	2,069	11,238	8,592
Other	3	(781)	(233)	(779)

Total	$62,368	61,534	190,971	183,342

Operating income (loss):
Space & Technology	$148	1,214	1,600	3,075
LXE	1,806	1,922	4,634	4,985
EMS Wireless	(1,057)	242	(574)	1,967
SATCOM	583	1,440	1,293	3,831
SatNet	(244)	(922)	(1,400)	(1,693)
Other	426	(512)	521	(925)

Total	$1,662	3,384	6,074	11,240

Earnings (loss) from continuing operations:
Space & Technology	$10	695	779	1,696
LXE	1,054	1,186	2,654	2,969
EMS Wireless	(738)	123	(614)	1,114
SATCOM	591	1,194	1,253	3,051
SatNet	(543)	(900)	(2,007)	(1,771)
Other	56	(516)	(102)	(618)
Corporate	241	150	1,480	(335)

Total	$671	1,932	3,443	6,106

	Oct 2	Dec 31
	2004	2003
Assets:
Space & Technology	$44,126	40,157
LXE	66,719	66,081
EMS Wireless	23,340	25,353
SATCOM	28,378	26,543
SatNet	15,910	14,827
Other	375	1,164
Assets held for sale	45,448	40,059
Corporate	7,011	14,365

Total	$231,307	228,549

Goodwill:
LXE	$9,982	9,982
EMS Wireless	3,544	3,544

Total	$13,526	13,526

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

The Company records a liability for the estimated costs to be incurred under warranties. The amount of this liability is based upon historical, as well as expected, rates of warranty claims. The warranty liability is periodically reviewed for adequacy and adjusted as necessary. Following is a reconciliation of the aggregate product warranty liability (in thousands):

	Quarters Ended
	Oct 2	Sep 27
	2004	2003
Balance at beginning of quarter	$2,167	1,491
Accruals for warranties issued during the period	653	410
Settlements made during the period	(678)	(259)

Balance at end of quarter	$2,142	1,642

	Nine Months Ended
	Oct 2	Sep 27
	2004	2003
Balance at beginning of year	$1,977	1,366
Accruals for warranties issued during the period	1,095	844
Settlements made during the period	(930)	(568)

Balance at end of period	$2,142	1,642

10. Litigation

The Company is party to litigation styled Andrew Corporation (“Andrew”) v. EMS Technologies, Inc. initiated in the U.S. District Court for the Northern District of Illinois on May 25, 2004, alleging that EMS Wireless’s new remotely controlled electronic-downtilt base station antennas infringe on patent rights held by Andrew, and seeking an injunction against manufacture or sale of the allegedly infringing devices, and damages in an unspecified amount consisting of treble economic damages and attorneys’ fees. The Company has devoted substantial resources to studying the Andrew patents as they might apply to our products. The Company believes that its products do not infringe any valid or enforceable Andrew patent claims, and that in any event those patents are invalid and unenforceable. In response to Andrew’s complaint, the Company has filed a motion to dismiss and, in the alternative, to transfer venue to the U.S. District Court for the Northern District of Georgia. The parties are currently engaged in the briefing period related to the motion to transfer venue. If the patents were enforced against our products, we could be subject to payment of substantial damages and an injunction against further distribution of what we consider to be an important product for our future EMS Wireless sales. Although the Company is confident of its legal position it cannot currently determine the outcome of this proceeding or the ultimate amount of potential losses, and therefore has not made any provision for such matters.

Other Legal Matters

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 2. Management‘s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company is organized into five reportable business segments: Space & Technology, LXE, EMS Wireless, SATCOM and SatNet. Each segment is separately managed and comprises a range of products and services that share distinct operating characteristics. However, we believe that one of our competitive strengths is the technological and marketing synergy that can occur among the segments, as well as among our various product lines. We believe that this synergy creates a path to broader markets for highly advanced technologies that have been developed for niche markets in space and defense. EMS has its principal office in Atlanta, Georgia, and has approximately 1,600 employees worldwide. Over 70% of our employees are directly involved in engineering or manufacturing activities.

Following is a summary of significant factors affecting the Company in the third quarter and first nine months of 2004:

For continuing operations:

•	Results for the third quarter and first nine months reflect a lower-than-expected order rate at our EMS Wireless and SatNet segments. We believe this variance from expectation is the result of order timing decisions based on specific customer considerations and not long-term fundamental problems in these target markets. Further, we believe that the rates of orders for these segments will increase during the remainder of the year, subject to the uncertainties and risk factors discussed elsewhere in this report.

•	Non-operating income for the first nine months included $938,000 pre-tax gain for the sale of real estate in Montreal.

For discontinued operations:

•	Results for the first nine months included contract losses at Space & Technology/Montreal totaling approximately $800,000, which related to additional costs caused mainly by supplier delays on a difficult legacy program that is expected to be completed during the first quarter of 2005.

Discontinued Operations

In the third quarter of 2003, EMS announced that its Board of Directors had approved a formal plan to sell the Company’s commercial space operations located in Montreal. During the fourth quarter of 2003, the Company completed the sale of its healthcare product line. As a result, these business components have been accounted for as discontinued operations, and the net assets held for sale were written down to their estimated fair value, less cost to sell, upon disposal. We continue to accommodate the due diligence efforts of potential purchasers of the Space & Technology/Montreal division. Based on recent discussions with potential purchasers concerning the probable market value of the Space & Technology/Montreal division, EMS recorded an additional $1.7 million valuation allowance in the third quarter of 2004 to reflect the revised estimate of the fair value, less cost to sell, of this division.

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

Revenue recognition on long-term contracts

Revenue recognition for certain fixed-price, long-term contracts in our Space & Technology/Atlanta and SATCOM segments, as well as the Space & Technology/Montreal division currently held for sale, is a critical accounting policy involving significant management estimates. We recognize revenue on certain long-term contracts based upon the ratio of cost-incurred to total-estimated-cost as the measure of performance that determines how much revenue should be recognized (percentage of completion accounting). The determination of total-estimated-cost relies on engineering estimates of the cost to complete the contract, with allowances for identifiable risks and uncertainties. These engineering estimates are frequently reviewed and updated. However, unforeseen problems can occur to substantially reduce the rate of future revenue recognition in relation to costs incurred. As of October 2, 2004, under percentage of completion accounting we had recognized a cumulative total of $25.3 million in revenues that were not yet billable under milestones specified in the customer contracts.

During 2003, two large contracts in discontinued operations that were accounted for under percentage of completion accounting experienced technical and supplier difficulties, resulting in increases to the estimated cost at completion totaling over $38 million. We have established allowances for identified risks, however these contracts are technically challenging and further unforeseen difficulties could cause increases to the cost at completion that exceed our allowances, resulting in further losses associated with these contracts.

Accounting for government research incentives

Our accrual of provincial research incentives is a critical accounting policy involving management estimates for our Montreal-based operations, including the Space & Technology/Montreal division currently held for sale. These incentives are in the form of a cash reimbursement for a portion of certain qualified research expenditures. Incentives are recorded as a reduction of cost of sales, because the underlying research efforts primarily apply to development of technological capabilities for specific business opportunities. For the nine months ended October 2, 2004, total incentives earned were approximately $2.7 million, compared with $1.1 million for the nine months ended September 27, 2003. We have established procedures to identify qualified costs and to submit appropriate claims for reimbursement; all such claims, however, are subject to financial and scientific audits by the Canadian government to determine whether such expenses qualified for incentive programs. Although there have historically been no significant disallowances of previously accrued incentives that resulted from these audits, such disallowances in the future could have an unfavorable effect on our consolidated statement of operations.

Evaluation of long-lived assets for impairment

All long-lived assets on the consolidated balance sheet are periodically reviewed for impairment. To test recoverability, we estimate the cash flows expected to result from the use of such long-lived assets under several different scenarios, including the potential sale of assets. No long-lived assets classified as held and used were determined to be impaired as of October 2, 2004.

In the third quarter of 2003, the assets of the Space & Technology/Montreal division and the healthcare product line were reclassified from “assets held and used” to “assets held for sale.” As a result, these business components were accounted for as discontinued operations, and the net assets held for sale were written down to their estimated fair value, less cost to sell. As noted elsewhere in this document in our comments on discontinued operations, based on recent discussions with potential purchasers concerning the probable market value of the Space & Technology/Montreal division, EMS recorded an additional $1.7 million valuation allowance in the third quarter of 2004 to reflect the revised estimate of the fair value, less cost to sell, of this division.

Establishment of allowance for deferred income tax assets

Management currently expects that our Canadian operations will earn more than enough research-related tax benefits each year to offset any Canadian federal tax liability for any given year. As a result, we have established a valuation allowance for substantially all the net deferred tax assets associated with these research-related tax benefits (totaling approximately $33 million at October 2, 2004), because they are unlikely to be realized. However, this allowance may be reduced – resulting in an income tax benefit to a future consolidated statement of operations – if: (1) our profitability in Canada increases, which would increase both the tax liability incurred in future years and the rate at which these tax benefits are used, or (2) the level of our qualified research in Canada decreases, which would lower the tax benefits earned in future years.

Results of Operations

Net Sales

Consolidated net sales increased to $62.4 million in the third quarter of 2004, compared with $61.5 million in the third quarter of 2003. For the first nine months, sales increased to $191.0 million in 2004, compared with $183.3 million for the comparable period in 2003.

Net Sales and Operating Income (Loss) by Segment

Our segment net sales and operating income (loss) were as follows (in thousands):

					Percentage Increase
	Quarters Ended		Nine Months Ended		(Decrease)
	Oct 2	Sep 27	Oct 2	Sep 27	Three	Nine
	2004	2003	2004	2003	Months	Months
Net sales:
Space & Technology	$11,831	11,861	36,892	34,894	—	6%
LXE	27,335	25,555	79,960	71,904	7%	11%
EMS Wireless	9,489	12,060	34,568	36,172	(21)%	(4)%
SATCOM	8,975	10,770	28,546	32,559	(17)%	(12)%
SatNet	4,735	2,069	11,238	8,592	129%	31%
Other	3	(781)	(233)	(779)	* *	* *

Total	$62,368	61,534	190,971	183,342	1%	4%

Operating income (loss):
Space & Technology	$148	1,214	1,600	3,075	(88)%	(48)%
LXE	1,806	1,922	4,634	4,985	(6)%	(7)%
EMS Wireless	(1,057)	242	(574)	1,967	(537)%	(129)%
SATCOM	583	1,440	1,293	3,831	(60)%	(66)%
SatNet	(244)	(922)	(1,400)	(1,693)	74%	17%
Other	426	(512)	521	(925)	* *	* *

Total	$1,662	3,384	6,074	11,240	(51)%	(46)%

** = Not Meaningful

Space & Technology: This segment primarily serves defense markets, and revenues in these markets were flat in the third quarter of 2004 compared with 2003. The net sales growth for the first nine months of 2004 as compared with 2003 was due to increased activity and higher resulting revenues on a program to supply antennas for systems that provide live television on commercial aircraft.

LXE: Net sales increased for the third quarter and first nine months of 2004 compared with the same periods in 2003. For the quarter, the increase related to domestic revenues from increased hardware unit sales, as customers move from DOS to Windows® platforms. More than 60% of the growth for the first nine months was due to revenues from increased hardware unit sales and service revenues in our international markets, which we believe were strongly influenced by favorable exchange rates for the Euro and other foreign currencies versus the U.S. dollar. The remainder of the increase for the first nine months of 2004 was due to increased domestic hardware unit sales.

EMS Wireless: Net sales for the third quarter decreased in 2004 compared with 2003 due to lower capital spending by our customers – major U.S. wireless service providers – during a period of industry consolidation. As a result, , sales for the U.S. base station antenna product line dropped $4.3 million for the third quarter and $6.5 million for the first nine months of 2004 compared with the same interim periods in 2003. However, the overall decreases in net sales for all EMS Wireless product lines combined were much lower — only $2.6 million and $1.6 million for the third quarter and first nine months, respectively — due mainly to continued market acceptance of our repeater products and the resulting higher sales in this product line. In addition, sales of Brazilian-manufactured antennas were also higher for the first nine months of 2004 compared with 2003, reflecting a build-out of wireless networks in Latin American markets. We believe that our U.S. customers for base station antennas will begin to resume system rollouts and increase their order rate before the end of 2004.

SATCOM: Net sales were lower for the third quarter and first nine months of 2004 compared with the same periods in 2003. Management believes that 2003 was an exceptionally strong year, especially for sales of our products to the U.S. military, and also believes that 2004 sales are consistent with continued long-term growth trends for this division.

SatNet: Our venture to provide DVB-RCS standard hubs and terminals for broadband communications via satellite reported higher net sales for both the third quarter and first nine months of 2004, respectively, compared with the same periods in 2003. As is typical in a start-up situation, SatNet’s order stream is growing but uneven, which makes periodic sales volatile. For the third quarter, higher numbers of hubs and terminals were sold in 2004 versus 2003. For the first nine months, hub sales were relatively flat in 2004 compared with 2003, but there was a significant increase in the number of terminals sold in 2004 compared with 2003, as current systems customers expand their business base. We believe that the present rate of orders will continue to increase during the fourth quarter of 2004 and into 2005.

Cost of Sales

Cost of sales, as a percentage of consolidated net sales, increased – but not significantly – in 2004 compared with 2003. The cost of sales percentage was 65% in the third quarter and first nine months of 2004, as compared with 64% for the same periods in 2003. There was a moderately unfavorable effect on the consolidated cost-of-sales percentage caused by a combination of the following factors:

•	A less favorable mix of contracts at SatNet, with more net sales from terminals and funded R&D work, which generally have a higher cost of sales than net sales from hubs;

•	At EMS Wireless, lower sales volumes to absorb fixed costs; and

•	Additional costs at Space and Technology on certain programs as they near completion.

However, these factors were largely offset in the consolidated cost-of-sales percentage by the 2004 growth in LXE sales (which had a relatively lower cost-of-sales percentage), and to a lesser extent by the disposal of a small, previously unprofitable product line.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) increased for the third quarter and first nine months of 2004 compared with 2003, primarily due to LXE’s expanded sales efforts in Europe and the Middle East, where the headcount and cost structure for the sales and marketing organizations have increased with the record levels of revenues that LXE has received from these markets. A significant, but secondary, factor in SG&A growth related to stronger Canadian dollar and other foreign currencies versus the U.S. dollar, which increased the reported cost of our non-U.S. operations.

Research and Development Expenses

Research and development expenses (“R&D”) represent the cost of our internally funded efforts. Significant development efforts also occur under specific customer orders in the Space & Technology segment and under agreements with customers to fund specified R&D at SATCOM and SatNet; accordingly, the costs of these externally-funded efforts are reflected in cost of sales.

For the third quarter of 2004 compared with 2003, the small increase related to our Space & Technology segment, which incurred planned increases in R&D to advance new technology initiatives. Similarly for the first nine months of 2004 compared with 2003, Space & Technology and LXE incurred significant planned increases in R&D to advance new technology and product initiatives. These combined increases, which totaled approximately $1.5 million for the first nine months, were partially offset by R&D decreases at SATCOM and SatNet, which moved engineering resources in 2004 from internally funded projects to externally funded development projects, the cost of which are reported in cost of sales.

Non-Operating Income (Expense)

The most significant element of non-operating income for the first nine months of 2004 was a $938,000 pre-tax gain for the sale of unutilized real estate in Montreal.

Foreign Exchange Gain (Loss)

We accrue foreign exchange gains and losses related to a net asset or liability denominated in a foreign currency, and, if applicable, any embedded derivatives in contracts denominated in a foreign currency. We use foreign currency forward contracts to reduce our exposure to fluctuations in foreign currency exchange rates.

Most of our Canadian operations’ customer contracts are in U.S. dollars, and foreign exchange gains/losses result from a stronger/weaker U.S. dollar against the Canadian dollar. Our Canadian operations also do a significant amount of business in the United Kingdom, and foreign exchange gains/losses result from a stronger/weaker Canadian dollar against the British pound.

We also accrue net gains and losses from translation of the LXE European subsidiaries’ short-term intercompany liabilities, payable in U.S. dollars, from the purchase of hardware for resale in Europe. To the extent we have not used foreign currency forward contracts to reduce our exposure to fluctuations in the foreign currency exchange rates used, a weaker U.S. dollar against the Euro usually results in foreign exchange gains for LXE.

In 2004, the net foreign currency losses were $204,000 and $299,000 in the third quarter and the first nine months of 2004, respectively. The losses for the third quarter were mainly the result of a weaker U.S. dollar against the Canadian dollar and Brazilian Real. The losses for the first nine months of 2004 were mainly the result of a weaker U.S. dollar against the Canadian and Australian dollars. In 2003, there were net foreign currency losses of $10,000 and $422,000 because the U.S. dollar was then weaker against the Canadian dollar.

Interest Expense

Interest expense increased for the third quarter and first nine months of 2004 compared with the same periods in 2003 due to higher monthly bank fees for certain credit agreements in 2004, the effect of which was partially offset by lower average debt levels that resulted from positive cash flow.

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

Discontinued Operations

As a result of formal plans of sale that were approved in 2003, our Space & Technology/Montreal division and healthcare product line have been accounted for as discontinued operations, and the net assets held for sale were written down to their estimated fair value, less cost to sell. In the fourth quarter of 2003, we completed the sale of our discontinued healthcare product line, and we continue to pursue a plan of sale for the Space & Technology/Montreal operations.

The 2004 pre-tax results from our discontinued operations were losses of approximately $2.3 million for the third quarter and $3.1 million for the first nine months, compared with a $25.0 million loss for the third quarter of 2003 and $43.8 million loss for the first nine months of 2003. These losses include a $1.7 million valuation adjustment taken in the third quarter of 2004 and a $19 million valuation adjustment taken in the third quarter of 2003. In addition, the 2003 losses are much larger than the 2004 levels because the 2003 results included a $14 million second quarter adjustment to write down net sales at the Space & Technology/Montreal division for the estimated financial effects of key-supplier delays and related technical problems on a difficult legacy satellite program. If the effect of the $14 million write down in the second quarter of 2003 is excluded, our pre-tax results from discontinued operations are still improved in 2004 compared with 2003, due to better contract performance and significant new contract awards (especially in late 2003) for which we have begun to recognize net sales in 2004 under percentage of completion accounting. The results for the first nine months of 2004 included contract losses totaling approximately $800,000, which related to further supplier delays on a legacy satellite program, which is expected to be completed during the first quarter of 2005.

Liquidity and Capital Resources

During the first nine months of 2004, net cash provided by continuing operating activities was approximately $9.2 million, with the most significant factors being LXE’s profitable operations and additional long-term service agreements. Another significant source of cash was proceeds from the exercise of employee stock options. In July 2004 we acquired, for approximately $1.3 million, the net assets directly related to the defense electronics business of Multitech Corporation; these assets will be utilized by our Space & Technology operations, and include hardware, software and intellectual property critical to radar, communication, remote sensing, optical tracking, and electronic countermeasure systems. Our discontinued operations used approximately $8.9 million.

At October 2, 2004, we had standby letters of credit outstanding of approximately $8.6 million. In addition, we had $6.1 million available for borrowing under our U.S. revolving credit agreement, and $892,000 available for borrowing under our Canadian revolving credit agreement. At October 2, 2004, we were either in compliance or had received a bank waiver of compliance, effective as of that date, relating to all credit agreement covenants.

We have agreed to apply the proceeds from the potential sale of our Space & Technology/Montreal division to reduce outstanding indebtedness under our Canadian credit agreement. During the first quarter of 2004, we also amended our Canadian credit agreement, including pricing, as a condition of obtaining a covenant waiver; at current borrowing levels, the annual cost of this facility increased by approximately $250,000 as a result of such amendments.

Our U.S. credit agreement expires at the end of November 2004, but based on the current status of negotiations and documentation, we expect — although there can be no complete assurance — that we will complete the process of establishing a proposed new credit facility prior to the current expiration date. The proposed new facility will replace both the current U.S. and Canadian credit agreements with a single coordinated revolving credit arrangement.

We expect that capital expenditures for continuing operations in 2004 will range from $9 million to $11 million. These expenditures will be used primarily to purchase equipment that enhances capacity and productivity.

Our material contractual obligations and material other commercial commitments have not changed significantly from the levels disclosed in the previous report on Form 10-K for the year ended December 31, 2003, summarized as follows(in millions).

		Less than			After 5
	Total	1 year	1-3 years	4-5 years	years
Continuing Operations:
December 31, 2003 (no significant change to date):
Long-term debt, excluding capital leases	$52.4	37.6	1.9	2.3	10.6
Capital lease obligations	1.2	0.5	0.7	—	—
Operating lease obligations	12.8	3.3	5.8	3.4	0.3
October 2, 2004:
Purchase commitments(1)	23.6	20.9	0.6	2.1	—

Total approximate contractual cash obligations	$90.0	62.3	9.0	7.8	10.9

Discontinued Operations:
December 31, 2003 (no significant change to date):
Long-term debt, excluding capital leases	$2.5	—	2.5	—	—
Operating lease obligations	1.5	0.7	0.8	—	—
October 2, 2004:
Purchase commitments(1)	6.3	5.8	0.5	—	—

Total approximate contractual cash obligations	$10.3	6.5	3.8	—	—

(1) Purchase commitments primarily represent existing commitments under purchase orders or contracts to purchase inventory and raw materials for our products. Most of these purchase orders and contracts can be terminated for a fee that is either fixed or based on when termination occurs. Purchase commitments have been updated to reflect actual commitments as of October 2, 2004.

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

Risk Factors and Forward-Looking Statements

The Company has included forward-looking statements in management’s discussion and analysis of financial condition and results of operations concerning the potential for various businesses and products. Actual results could differ materially from those suggested in any forward-looking statements as a result of a variety of factors. Such factors include, but are not limited to:

•	uncertainties related to identifying a purchaser of the Space & Technology/Montreal division, as well as external market conditions and internal priorities and constraints that could affect a purchaser’s willingness and ability to complete the transaction on terms and timing expected by the Company (in the event a suitable purchaser is not identified, the Space & Technology/Montreal division would be reclassified back into continuing operations, and prior-year financial statements would be restated to reflect that status);

•	economic conditions in the U.S. and abroad and their effect on capital spending in the Company’s principal markets;

•	difficulty predicting the timing of receipt of major customer orders, and the effect of customer timing decisions on our quarterly results;

•	U.S. defense budget pressures on near-term spending priorities;

•	uncertainties inherent in the process of converting contract awards into firm contractual orders in the future;• volatility of foreign exchange rates relative to the U.S. dollar and their effect on both the purchasing power by international customers and the cost structure of the Company’s non-U.S. operations, as well as the potential for realizing foreign exchange gains or losses associated with net non-U.S. assets held by the Company;

•	successful resolution of technical problems, proposed scope changes, or proposed funding changes that may be encountered on contracts;

•	changes in the Company’s consolidated effective income tax rate caused by the extent to which actual taxable earnings in the U.S., Canada and other taxing jurisdictions may vary from expected taxable earnings;

•	successful completion of technological development programs by the Company and the effects of technology that may be developed by, and patent rights that may be held or obtained by, competitors;

•	successful transition of products from development stages to an efficient manufacturing environment;

•	customer response to new products and services, and general conditions in our target markets (such as logistics, PCS/cellular telephony and space-based communications);

•	the success of certain of our customers in marketing our line of high-speed commercial airline communications products as a complementary offering with their own lines of avionics products;

•	the availability of financing for satellite data communications systems and for expansion of terrestrial PCS/cellular phone systems;

•	the extent to which terrestrial systems succeed in providing extensive broadband Internet access on a dependable and economical basis;

•	the growth rate of demand for various mobile and high-speed data communications services;

•	the Company’s ability to attract and retain qualified personnel, particularly those with key technical skills; and

•	the availability of sufficient additional credit or other financing, on acceptable terms, to support the Company’s expected growth.

Additional information concerning these and other potential risk factors is included in Part II, Item 5 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended July 3, 2004.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of October 2, 2004, the Company had the following market risk sensitive instruments (in thousands):

Revolving credit loan with a bank in Canada, no specific maturity but subject to review annually, variable-rate interest payable monthly (6% at the end of the quarter)	$16,923
Revolving credit loan with a U.S. bank, maturing in November 2004, variable-rate interest payable quarterly (average rate of 4.87% at the end of the quarter)	18,588
Term installment loan with a bank in Canada, maturing in December 2005, principal and variable-rate interest payable quarterly (6% at the end of the quarter)	922
Revolving credit loan with a bank in the United Kingdom, no specific maturity but subject to review in April 2005, variable-rate interest payable monthly (5.75% at the end of the quarter)	1,622

Total market-sensitive debt	$38,055

A 1% increase in the interest rates for our market-sensitive debt obligations would have increased interest expense by $91,000 for the quarter based on the average outstanding borrowings under these obligations.

As of October 2, 2004, the Company also had intercompany accounts that eliminate in consolidation but that are considered market risk sensitive instruments. Short-term due to/(from) the parent, payable/(receivable) by international subsidiaries arising from purchase of the parent’s products for sale and from cash advances to the parent, were as follows:

	Exchange Rate
	($U.S. per unit of	$U.S. in thousands
	local currency)	(Reporting Currency)
Australia	0.7234/Dollar	$1,123
Canada	0.7918/Dollar	979
Italy	1.2401/Euro	874
Belgium	1.2401/Euro	505
Sweden	0.1375/Krona	246
Germany	1.2401/Euro	122
Singapore	0.5949/Dollar	87
France	1.2401/Euro	84
Netherlands	1.2401/Euro	30
United Kingdom	1.7976/Pound	28

Total short-term due to parent		$4,078

The Company has foreign currency risks associated with forward contracts as follows (in thousands, except average contract rate):

			Average	($U.S.)
	Notional		Contract	Fair
	Amount		Rate	Value
Foreign currency forward exchange contracts:
Continuing Operations:
Euros (sell for U.S. dollars)	900	Euros	1.2213	$(17)
Australian dollars (sell for U.S. dollars)	1,200	Dollars	0.6744	(59)
U.S. dollars (sell for Canadian dollars)	5,500	USD	1.2982	152

				$76

Discontinued Operations:
British pounds (sell for Canadian dollars)	1,500	Pound	2.3857	$54
Canadian dollars (sell for British pounds)	750	Pound	2.2873	(10)

				$44

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

During the three months ended October 2, 2004, there was no change in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to the most recent evaluations by the CEO and CFO, there have been no significant changes in the Company’s internal controls (including corrective actions for significant deficiencies or material weaknesses) or other factors that could significantly affect these internal controls.

During the third quarter of 2004, the Company continued the process of evaluating its compliance with Section 404 of the Public Company Accounting Reform and Investor Protection Act of 2002 (Sarbanes-Oxley) and related rules. The Company has not completed this process, but as of the date of this report, the Company has not identified a significant deficiency or a material weakness in the Company’s systems of internal controls.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

We are party to litigation styled Andrew Corporation (“Andrew”) v. EMS Technologies, Inc. initiated in the U.S. District Court for the Northern District of Illinois on May 25, 2004, alleging that EMS Wireless’s new remotely controlled electronic-downtilt base station antennas infringe on patent rights held by Andrew, and seeking an injunction against manufacture or sale of the allegedly infringing devices, and damages in an unspecified amount consisting of treble economic damages and attorneys’ fees. We have devoted substantial resources to studying the Andrew patents as they might apply to our products. We believe that our products do not infringe any valid or enforceable Andrew patent claims, and that in any event those patents are invalid and unenforceable. In response to Andrew’s complaint, we have filed a motion to dismiss and, in the alternative, to transfer venue to the U.S. District Court for the Northern District of Georgia. The parties are currently engaged in the briefing process related to the motion to transfer venue. Although we are confident of our legal position, we cannot assure the outcome of this litigation. If the patents were enforced against our products, we could be subject to payment of substantial damages and an injunction against further distribution of what we consider to be an important product for our future EMS Wireless sales.

ITEM 6. Exhibits

     (a) Exhibits — The following exhibits are filed as part of this report:

3.1	Second Amended and Restated Articles of Incorporation of EMS Technologies, Inc. effective March 22, 1999 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2004).

3.2	Bylaws of EMS Technologies, Inc., as amended through March 15, 1999 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2004).

4.1	Fifth Amendment dated as of August 31, 2004, to the Second Amended and Restated Loan Agreement between the Company and Suntrust Bank, Atlanta (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 1, 2004).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Registrant’s Chief Executive and Chief Financial Officers, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMS TECHNOLOGIES, INC.

By:	/s/ Alfred G. Hansen	Date: November 11, 2004

Alfred G. Hansen
President, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Don T. Scartz	Date: November 11, 2004

Don T. Scartz
Executive Vice President, Chief Financial
Officer and Treasurer (Principal Financial and Accounting Officer)