Form 10-K
period 2004-12-31
EMS TECHNOLOGIES INC
filed 2005-03-16
CIK 32198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
Common Stock, $.10 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K: ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act): Yes ☑ No ☐

The aggregate market value of voting stock held by persons other than directors or executive officers on July 3, 2004 was $203 million, based on a closing price of $18.51 per share. The basis of this calculation does not constitute a determination by the registrant that all of its directors and executive officers are affiliates as defined in Rule 405.

As of March 10, 2004, the number of shares of the registrant’s common stock outstanding was 11,164,421 shares.

OMISSION OF CERTAIN ITEMS AND INFORMATION

In reliance on Rule 12b-25, the Registrant has omitted Items 6, 7, 7a, 8, 9, and 15(a) 1 and 2, as well as certain information called for by Items 1, 9A and 15(a)3.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Company’s definitive proxy statement for the 2005 Annual Meeting of Shareholders of the registrant is incorporated herein by reference in Part III of this Annual Report on Form 10-K.

AVAILABLE INFORMATION

EMS Technologies, Inc. makes available free of charge, on or through its website at www.ems-t.com, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Information contained on the Company’s website is not part of this report.

1 of 29

Part I
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
ITEM 14. Principal Accountant Fees and Services
PART IV
ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
EX-4.1 EMS TECHNOLOGIES, INC. STOCKHOLDER RIGHTS PLAN
EX-4.3 REVOLVING CREDIT AGREEMENT
EX-4.4 SECURITY AGREEMENT
EX-4.5 PLEDGE AGREEMENT
EX-4.6 FORM OF NOTE
EX-4.7 AMENDMENT NO.1 TO REVOLVING CREDIT AGREEMENT
EX-4.8 CANADIAN REVOLVING CREDIT AGREEMENT
EX-4.9 CANADIAN SECURITY AGREEMENT
EX-5.0 DEED OF MOVABLE HYPOTHEC
EX-5.1 CANADIAN INTELLECTUAL PROPERTY SECURITY AGREEMENT
EX-5.2 PLEDGE AGREEMENT
EX-5.3 TRADEMARK SECURITY AGREEMENT
EX-5.4 PATENT SECURITY AGREEMENT
EX-5.5 FORM OF NOTE
EX-5.6 AMENDMENT NO.1 TO CANADIAN REVOLVING CREDIT AGREEMENT
EX-10.15 EXECUTIVE ANNUAL INCENTIVE COMPENSATION PLAN
EX-10.19 FORM OF SPLIT-DOLLAR LIFE INSURANCE AGREEMENT
EX-21.1 SUBSIDIARIES OF THE REGISTRANT

Part I.

ITEM 1. Business

GENERAL

SUMMARY

EMS Technologies, Inc. (the “Company” or “EMS”) designs, manufactures and markets products that are important in many kinds of wireless communications. The Company focuses on the needs of the mobile information user, with an increasing emphasis on broadband applications for high-data-rate, high-capacity wireless communications.

The Company is organized into five reportable business segments: Defense & Space Systems, LXE, EMS Wireless, SATCOM and SatNet. Each segment is separately managed and comprises a range of products and services that share distinct operating characteristics. However, the Company believes that one of its competitive strengths is the technological and marketing synergy that occurs among the segments, as well as among the Company’s various product lines. The Company believes that this synergy creates a path to broader markets for highly advanced technologies developed for niche markets in space and defense.

1.	Defense & Space Systems (formerly Space & Technology)

This segment, which was renamed at the beginning of 2005, manufactures custom-designed, highly engineered hardware for use in space electronics (both commercial and defense satellite applications), and aerospace (both commercial and defense electronics applications). Orders in this segment typically involve long-term contracts with development and production schedules that can extend a year or more, and most revenues are recognized under percentage-completion accounting. The Defense & Space Systems segment’s products are sold primarily to space and defense prime contractors, governmental organizations and commercial communications systems providers.

A major source of business is the defense electronics market. The Company believes that applications for secure communications, surveillance, and electronic counter-measures will continue to offer opportunities that are well-suited to the Company’s unique technology base and its considerable experience on such programs.

In the third quarter of 2003, EMS announced that its Board of Directors had approved a formal plan to seek to sell the Company’s commercial space operations located in Montreal. As a result, all of the activities, operations and financial results of the Montreal commercial space business, which had been included in the Defense & Space Systems segment in prior years, were moved to discontinued operations for all periods presented in the Company’s consolidated financial statements.

2.	LXE

The LXE business is conducted through a wholly owned subsidiary, LXE Inc., which manufactures rugged mobile computers and wireless local area network (“LAN”) products for logistics and other enterprise applications. Typical uses include real-time data communications on inventory movement in a large warehouse, manufacturing facility, or container yard. The manufacturing cycle for each order is generally just a few days, and revenues are recognized upon shipment of hardware. Hardware is marketed to end-users and to third parties that incorporate their products and services with the Company’s hardware for delivery to end-users.

3.	EMS Wireless

The EMS Wireless segment manufactures base-station antennas and repeaters for PCS/cellular communications systems. The manufacturing cycle for each order is generally just a few days, and revenues are recognized upon shipment of hardware. Hardware is marketed primarily to wireless service providers and to original equipment manufacturers (“OEMs”) for mobile voice/paging services, as well as for other emerging high-speed wireless systems.

2 of 29

4.	SATCOM

The SATCOM segment is a division of the Company’s wholly owned Canadian subsidiary, EMS Technologies Canada, Ltd. (“EMS Canada”), and manufactures earth-based antennas, terminals and other hardware for communications via satellite link. Typical applications include voice/data communications aboard corporate jets, high-speed data systems for military applications, search-and-rescue systems that use alerting via satellite and tracking/messaging for long-haul trucks. The manufacturing cycle for most orders is generally just a few days, and revenues are recognized upon shipment of hardware. Hardware is marketed primarily to third parties who incorporate their products and services with the Company’s hardware for delivery to end-users.

5.	SatNet

In mid-2002, the “EMS Satellite Networks” (“SatNet”) division was formed as a result of the Company’s strategic emphasis on the development of broadband technologies for use in high-data-rate, high-capacity satellite communication systems. This segment focuses on high speed, two-way Internet via satellite hubs and terminals that use the DVB-RCS open standard pioneered by EMS. The manufacturing cycle for each order is generally 30 to 60 days, and revenues are recognized upon shipment of hardware. Hardware is marketed to third parties that incorporate their products and services with the Company’s hardware for delivery to end-users.

6.	Discontinued Operations

In 1999, the Company added expertise in space systems, payload integration and ground terminal technologies by acquiring the Space Systems and Products Division of Spar Aerospace Limited, based in Montreal. This division (now the Space and Technology/Montreal division of EMS Canada) has long been a leading participant in the Canadian and international commercial and civil space industries. It has produced payloads and full antenna systems for major communications and remote sensing satellites, as well as robotics for NASA’s Space Shuttle and the International Space Station. In the third quarter of 2003, EMS announced that its Board of Directors had approved a formal plan to sell this business. As a result, all of the activities, operations and financial results of the Montreal commercial/civil space business were moved to discontinued operations for all periods presented.

The Space & Technology/Montreal business designs and manufactures innovative satellite communications products. These products include satellite systems, subsystems and components that address the need for reliable, high-speed communications. The products marketed and manufactured by this business comprise the following lines: space systems, antenna products, and electronic products for space.

The discussion of the Company’s business set forth in this Item is qualified by the materials appearing below under the headings “Risk Factors” and “Forward-Looking Statements.”

BACKGROUND

In its Defense & Space Systems segment, the Company has developed strong expertise in microwave components and subsystems over a period of more than 35 years. In the mid-1970’s, the Company pioneered the use of ferrite materials for electronic beam-forming. Electronic beam-forming networks (“BFNs”) allow a satellite to steer and adjust the shape of its antenna pattern. BFN technology was originally used in military communication satellites to avoid interference from the ground. This segment also produced the first all-electronic switch matrix to provide flexible interconnectivity between microwave uplink and downlink channels in communication satellites.

The core technologies of the Defense & Space Systems segment are directly applicable to a range of current defense applications, including line-of-sight communications, radar, signal intelligence and electronic countermeasure systems. These applications are generally referred to as “information dominance.” Further, the Defense & Space Systems segment has produced highly-engineered antenna, signal-management, and signal processing hardware that are used in numerous mission-critical weapon systems.

In the early 1980’s, the Company sought to diversify its predominantly defense-related business base by moving into commercial markets. As a result, the Company used its expertise in wireless technologies to develop the LXE product line of wireless mobile computers and network products. By communicating with the host computer

3 of 29

network in real-time, these LXE products enhance the productivity of mobile workers and improve the accuracy and timeliness of transaction-processing data. LXE’s principal market is for material management functions in warehouses and distribution centers (the “logistics” market), including container ports and intermodal facilities. A major factor in the long-term growth of the logistics market and the LXE product line has been expanding use by many industries of more advanced information technologies, including wireless networking, enterprise software and auto-identification technologies (such as bar-coding and RFID).

The EMS Wireless segment includes PCS/cellular base station antennas and repeaters. The leading antenna products in this line employ polarization-diversity technology. These antennas allow cell-site tower structures that are simpler, less expensive, and less obtrusive than conventional antenna towers. In addition, these antennas offer superior coverage and resistance to signal-fading, as compared with networks with conventional vertically-polarized antennas. The Company also offers a line of repeaters and in-building products, as well as a full line of lower-priced, conventional antennas for both cellular and PCS networks. These infrastructure products, along with a family of accessory products, are marketed primarily to service providers and to OEMs domestically and internationally.

The Company has also established an industry-leading position in the market for mobile earth-based SATCOM (“satellite communications”) antennas and terminals. The initial SATCOM products were developed for international search and rescue, in which satellite technology helps locate downed aircraft or ocean-going ships in distress. The most successful component of the Company’s current SATCOM product lines was developed for advanced communications by corporate jets. In these aeronautical applications, the Company’s antennas are mounted atop the jet’s tail fin and are automatically steered to remain pointed at a communications satellite during flight; these systems provide voice, data and video communications via satellite.

The Company has introduced other SATCOM products, including (1) a high-speed data product and variants to provide both voice and data connections with speeds up to 256 kbps, (2) land portable satellite data terminal products, which allow access to corporate networks and the Internet from anywhere in the world, either at the standard ISDN speed of 64 kbps, or at speeds of up to 128 kbps, using the Inmarsat satellite network, (3) a packet-data terminal to provide two-way real-time data communications for messaging, tracking and monitoring in the transportation, public safety and remote industrial controls markets, and (4) a maritime high-speed terminal for digital communications at sea over the Inmarsat network. SATCOM has also made initiatives with software products used for incident management for search-and-rescue applications with customers around the world.

EMS’s SatNet division originated from the Defense & Space Systems segment, which had been studying the implementation of multimedia satellite systems since 1993. In 1994, EMS was commissioned to study the feasibility of developing new satellite system architectures built upon the existing DVB broadcast standard. The intent of the study was to pave the way for two-way satellite Internet access through a central satellite ground hub gateway. This study led to the development by EMS and others within the satellite industry of a satellite return channel concept based on multi-frequency TDMA and a set of scheduling algorithms designed for the emerging multimedia environment. The resulting DVB Return Channel System (“DVB-RCS”) air interface standard was adopted by the European Telecommunication Standards Institute in 2000. In 2002, EMS created the SatNet division, initially within its Defense & Space Systems segment to focus on this new business opportunity.

SatNet has now deployed more than 40 systems worldwide. SatNet supplied Societe Europeene des Satellites (“SES”), the world’s largest satellite service provider, with its Broadband Interactive Return Link Sub System (“RLSS”), which has subsequently been included as part of the Satlynx joint venture with Gilat, SES and Alcatel. SatNet has also signed an agreement with Alcatel Space, to integrate EMS RLSS’s into systems being marketed and delivered worldwide.

SatNet has developed multiple generations of its satellite interactive user terminal and continues to upgrade the product. The first generation was deployed in 2000 with EMS’s first demonstration hub in Europe. EMS is now offering an enterprise model (Series 2000), and a professional model (Series 3000). Both the Series 2000 and the Series 3000 are available in various transmit/receive frequency bands (e.g. Ku/Ku, Ka/Ku, etc). As a result of enhanced design and improved manufacturing techniques, these new terminals have a significantly lower cost than those from earlier generations, which has enabled EMS to offer terminals at prices consistent with most legacy VSAT offerings.

4 of 29

MARKETS AND PRODUCTS

Defense & Space Systems Markets

The Company believes that its Defense & Space Systems business will be able to make significant contributions in defense systems of national importance, such as secure satellite communications, secure intelligence and imagery collection satellites, advanced electronic warfare, radar, and secure line-of-sight communications. These systems are applied across space, airborne, terrestrial and naval domains. Many such systems are being newly developed or significantly upgraded as part of the U.S. Department of Defense transformational communications and information dominance initiatives. European defense ministries are also pursuing significant new and upgraded systems.

EMS’s base of technologies, including ferrite ceramics for microwave radio frequency management, and advanced antennas for low-observable aircraft, are well suited to many advanced defense applications. As a result, EMS continues to supply hardware to important U.S. and international military programs for communication, sensing and surveillance.

The Company’s products are incorporated in a number of significant weapon and defense systems such as the F/A-22 (air dominance fighter), B-2 (stealth bomber), Phalanx (Close-in Weapon System), Advanced EHF (military communication satellites), Joint Common Missile (advanced airborne missile system), Special Operations Forces Aircraft (Suite of Integrated RF Counter-Measures Subsystems), Naval Maritime Terminal (US Navy satellite communications terminal), Skynet 5 (United Kingdom military communication satellites), and National Polar Orbiting Environmental Sensing System (US Government weather satellite).

Additionally, EMS products are also used in a selection of technology-based commercial/civil ventures such as LiveTV (direct broadcast television reception on commercial aircraft), DirecTV satellites (direct broadcast television programming in North America), XM Radio (direct broadcast radio in North America), COSMO (Italian imagery satellites), and SARLupe (German imagery satellites).

Defense & Space Systems Products

Through its Defense & Space Systems segment, the Company designs and manufactures innovative microwave products for space and defense applications. This segment’s products comprise three main lines:

1.	Ferrite components,

2.	Electronic subsystems, and

3.	Antenna systems.

— Ferrite Components

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

— Electronic Subsystems

The Company’s electronic subsystems are an integral part of many space systems. These subsystems control the microwave communications signals processed in satellites and spacecraft, and include switch networks, beam-forming networks, auto-track modulators, and solid-state power amplifiers. The Company’s microwave subsystems have been utilized in Intelsat, Telstar, DSCS, ACTS and MILSTAR/AEHF.

5 of 29

This segment has developed unique signal processing capabilities that are key to advanced electronic warfare systems. These capabilities, combined with our antenna, ferrite, and microwave products, create significant subsystems in aircraft electronic protection suites. Major programs that use these products include AN/ALQ-172 Low Band, and AN/ALQ-211 Suite of Integrated RF Countermeasures (“SIRFC”). In addition, this segment has developed and manufactures the radar illuminator subsystems that provide directed radar energy used to assist the tracking and control of land-based rocket systems.

— Antenna systems

The Company’s aeronautical antenna systems are used in a variety of commercial and military aircraft. The multi-channel commercial aircraft video system, which is now deployed with airlines based in New York, Denver, and Calgary combines the Company’s antenna system with electronics and small flat-panel video screens installed in each seat back. The aeronautical antenna used in the USAF F/A-22 air dominance fighter combine the Company’s antenna with modem and signal processing equipment on the aircraft to enable an intra-flight datalink capability between aircraft. The antenna subsystems in unmanned aerial vehicles combine the Company’s antenna with modem and signal processing equipment on the aircraft to enable satellite communication links and/or line-of-sight datalinks.

The Defense & Space Systems segment has developed and is actively marketing terrestrial antenna systems for ground vehicles. The antenna systems are combined with modem and signal processing equipment on board ground vehicles such as HUMVEEs and tanks, to enable various functions such as satellite communications, line-of-sight communications, and combat identification while on the move.

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

LXE Products

The Company’s wireless data systems, which generally incorporate barcode scanning or other auto-identification capabilities, are increasingly based on the IEEE 802.11 open-system standard and feature rugged mobile computers specifically designed for demanding industrial environments. A typical system consists of mobile computers that incorporate wireless LAN radios and auto-identification capabilities, network access points that provide a radio link to the wired network and host computers, and software that manages and facilitates the communications process.

6 of 29

— Mobile Computers

The Company offers several types of mobile computers, all of which utilize radio frequency technology:

1.	Hand-held mobile computers are small and lightweight, and are available in several form factors with varying degrees of ruggedization; and

2.	Vehicle-mounted mobile computers are larger, heavy-duty products for use on forklifts, cranes and other mobile materials handling equipment. These products can also be used in fixed positions where network cabling is impractical, or in cart-mounted solutions using a self-contained battery and power supply.

All mobile computers incorporate built-in radios that operate on wireless networks using either the IEEE 802.11 network standard at 2.4 GHz, or a licensed, narrowband frequency. The Company’s mobile computers incorporate Intel® processors that allow support for terminal emulation, client-server, or browser-based applications.

The Company’s latest generation of mobile computers has significantly more computing power than previous models, as well as improved power-management features and superior ergonomics. The “MX” series 3 mobile handheld computer support the Windows® CE.Net operating system and offer many of the performance features of a desktop PC in a handheld computer. The “VX” series of vehicle-mounted computers feature even better environmental specifications and ruggedization, and includes models that support both the Windows® XP and CE.Net operating systems.

— Wireless Networks

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

— Host Connectivity Software

LXE also provides terminal emulation software and communications gateways that allow any of LXE’s mobile computers to interface seamlessly to a customer’s legacy applications. LXE’s host connectivity software supports UNIX, IBM midrange, and IBM mainframe legacy systems.

— Other Products and Services

In addition to the basic system hardware and software, the Company offers a wide range of accessory products and services, including barcode scanners, battery chargers, portable printers, pre- and post-sale professional services, and repair and maintenance services.

EMS Wireless Markets

National and international infrastructure for terrestrial-based wireless communications has expanded since the mid-1990’s to support growing worldwide demand, although the infrastructure build-out has slowed from its peak achieved in about the year 2000. The demand for wireless communications has been fueled by:

•	decreasing prices for wireless handsets,

•	a more favorable regulatory environment,

7 of 29

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

— Dual Polarization Antenna Products

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

8 of 29

— Vertical-Polarization Antenna Products

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

— Repeaters and Other Wireless Signal Distribution Products

The 2001 acquisition of a small manufacturer of repeaters and other wireless signal distribution products provided two new product lines from which we are starting to see growth. The first product line enables carriers to extend indoor RF coverage through the use of indoor repeaters and fiber-optic-based RF distribution systems. One example of this is our Select-a Cell product, which provides an easy and economical means to provide wireless coverage in small, borderline coverage areas. Customers simply plug it in and experience improved coverage.

The Company has continued to see an increase in the demand for indoor RF coverage solutions. The expanded data services now offered by the wireless carriers requires a higher RF signal strength to maintain quality service. This higher signal strength requirement coupled with the inherent signal losses associated within buildings and other structures require that an RF distribution system be used to maintain service quality. In many cases an RF indoor repeater drives the RF distribution systems.

The second product line helps carriers extend their coverage in rural areas or uneven terrain through the use of outdoor repeaters. Rural areas are typically characterized by low call density and inconsistent signal strength. In these situations, it is not cost effective for the wireless carrier to install a new base station to increase the coverage footprint. A cost-effective solution for the wireless carrier is to use outdoor repeaters to expand its coverage footprint.

Repeater products can also provide other cost efficiencies. A typical base station uses an expensive T1 data line to transfer the telephone calls from the base station back into the hardwired network for all call routing “backhaul” service. The Company’s DataNex product is a wireless backhaul solution that utilizes a portion of the unused PCS frequency spectrum that the wireless carrier already owns for backhaul services, thereby eliminating the expense of installing and maintaining a T1 connection to the base station. This product has undergone several successful trials and is gaining market acceptance.

SATCOM Markets

The first aeronautical systems for telephony utilized a ground-based network. These networks were not only limited in the voice quality of their communications, but they were unable to provide coverage over water for international travel. Evolution of aeronautical telephony involved a special antenna aboard the aircraft that allowed the use of satellite transmissions, not only for voice but also for limited data and fax capabilities. Reflecting the need for mobile communications in the business world, aeronautical satellite communications systems of some type are now commonly used in corporate jets and commercial airlines around the world. Current developments are directed towards higher-speed satellite-based video and Internet-access applications. The market acceptance of the Company’s HSD-128 high-speed data products has positioned EMS as a market leader for this application, serving both military and commercial applications.

The Company believes that it is the top supplier of antennas for voice/data communications aboard corporate aircraft, with an over-90% share of this market. To date, there are more than 1,000 EMS installations on over 50 different types of aircraft. The Company has contracts with Rockwell Collins, Honeywell and Bombardier — the industry’s largest users of general aviation communications equipment. In addition, the Company supplies over 90% of all Inmarsat Airborne High Speed Data systems used by the U.S. military.

9 of 29

The Company has also pursued opportunities in the land mobile market. The Company offers two types of satellite terminals; satellite packet data terminals and GAN (Global Area Network) terminals. The GAN satellite data terminal products allow access to corporate networks and the Internet from anywhere in the world, either at the standard ISDN speed of 64 kbps, or at speeds of up to 128 kbps, using the Inmarsat satellite system. More recently, the Company has been successful in deploying its land-based high-speed data products into the U.S. and certain European military organizations. These systems have been particularly useful in supplying data communications to mobile command posts. Packet data terminals are used in functions such as tracking and two-way messaging for transportation or public safety, or remote monitoring of industrial process controls. A growing concern in this market is that terminals utilize an open architecture that would be compatible with other communications systems. The Company’s satellite packet data terminal (“PDT-100”) addresses many of this market’s needs, with its compact size, strong and reliable performance, and open architecture.

For over two decades, satellite-based emergency alerting systems have saved lives and led to the safe recovery of thousands of disaster and accident victims. One of the world’s largest search-and-rescue systems is COSPAS-SARSAT, sponsored by Canada, France, Russia and the U.S. The COSPAS-SARSAT satellites continuously listen for distress transmissions, determine the location of those transmissions, and provide alerts to search-and-rescue operations around the world. The Company believes that it is a leading provider to COSPAS-SARSAT search-and-rescue systems of ground station equipment, including high-performance terminals that handle a system’s vital communications function.

SATCOM Products

The Company’s SATCOM line of products includes the following:

— Aeronautical Antennas

The Company has developed a family of aeronautical communications products, including an industry-leading Inmarsat antenna, the AMT-50, which is a mechanically-steered antenna that is connected to an aircraft’s navigational system and automatically remains directed toward a geostationary communications satellite for voice and low data-rate communications. This antenna is either mounted within the aircraft’s tail or under a small, unobtrusive radome atop the tail. The Company believes that this product has the leading market share in the high-end corporate jet market.

The Company has also developed a steerable antenna system designed to provide live television to private jet aircraft from a broadcast satellite. The system includes a mechanically steerable antenna system, mechanical positioner, and a beam-steering unit to keep the antenna properly pointed at the satellite during the motion associated with flight. This DBS antenna and the AMT-50 Inmarsat antenna can be mounted together under a single radome (designed and supplied by the Company) atop a jet’s tail fin. These products are sold by the Company as part of a full system provided by Honeywell for delivery of live video service to aircraft.

— Aeronautical Terminals

EMS has an aeronautical product, called the HSD-128, that provides aircraft operators with high-speed data capability using the Inmarsat Aeronautical Swift64 and Mobile Packet Data Services. These services will support data rates of up to 64 kbps per channel (which the HSD-128’s multi-channel capability increases to 128 kbps). These services are heavily used by military and other governmental command aircraft as well as corporate aircraft. One example is our Viper II terminal, which can handle 16 simultaneous STU-III calls, and other multi-media video/voice/data applications. The roll-on/roll-off capability of the Viper II enables this communications platform to be used while flying enroute and at the command post on the ground. These services also provide economical airborne access to the business support services typically found in a ground-based office, including voice, data, e-mail, Internet and corporate Intranet products. The Company has developed further capability in its new products and can now provide data rates to 256 kbps.

10 of 29

— GAN (global area network) Terminals

With its STORM and Cyclone global area network portable and vehicle-mounted satellite terminals, EMS customers can work and keep in touch from remote locations, far from telephone networks, and can access corporate networks, manage vital communications for disaster relief and peacekeeping, send up-to-the-minute broadcast quality audio, pictures and video clips for on-air transmission and quickly establish secure communications channels in government and defense applications. Depending on configuration, customers can utilize up to 256 kbps data rates while on the move. The Company has also added a maritime high-speed terminal to complement its land-mobile and industry-leading aeronautical products. The maritime terminal delivers clear digital voice communications, as well as e-mail and Internet capabilities, through Inmarsat’s global maritime “Fleet” service.

— Satellite Packet Data Terminals

EMS’s packet-data terminal provides reliable two-way messaging and location information anywhere in North America. The PDT-100 terminal features GPS technology and combines what the Company believes are the fastest response times with the lowest terminal and airtime prices currently offered in this market. The PDT-100 is commercially available and in use throughout North and Central America providing tracking and messaging to the transportation industry.

The PDT-100 also serves as a valuable tool for the public safety market, offering communications to police, enforcement officers and other public safety employees who must travel outside of traditional wireless coverage areas.

— Emergency Management Products

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

SatNet Markets

SatNet offers ground segment equipment for the satellite broadband communications market in the broadcast and fixed services sector. Within this market, SatNet targets operators of high-speed, two-way, multimedia access networks. These operators range in size and scope from niche satellite service providers providing voice-over-IP telephony services to developing countries, to incumbent telecommunications companies offering satellite overlay high-speed Internet services to complement their existing terrestrial networks. SatNet has also become increasingly involved in national projects in many countries to provide high-speed satellite Internet connections for distance education and health services. SatNet targets these customers primarily through integrators and resellers, although SatNet also maintains a direct sales force for unique opportunities.

SatNet Products

The Company designs and manufactures ground segment equipment for the satellite broadband communications market. SatNet has two principal product lines – DVB-RCS hubs and terminals.

— DVB-RCS hubs

11 of 29

SatNet offers hub products ranging from stand-alone Return Link Sub-Systems (“RLSSs”) that are sold to integrators or operators wishing to integrate into an existing one-way platform, to complete gateways. These hubs can economically support networks up to many thousands of terminals in size.

— DVB-RCS terminals

SatNet is currently marketing two families of DVB-RCS terminals — the Series 2000 enterprise terminal, which is designed to support a full range of features and performance, and the Series 3000 professional/SOHO terminal, which is designed to minimize cost while maintaining DVB-RCS compliance and performance.

SALES AND MARKETING

The Company’s sales and marketing strategy varies depending upon the segment. Due to the technical nature of the Company’s products, internal personnel with strong engineering backgrounds must conduct some of these sales efforts. This is particularly true of the Defense & Space Systems segment. The Company also utilizes independent marketing representatives, both in the U.S. and internationally. These individuals are selected for their knowledge of the local markets and their ability to provide technical support and ongoing, direct contact with the Company’s current and potential customers.

In the Defense & Space Systems segment, the development of major business opportunities often involves significant bid-and-proposal effort; this work can include complex, pre-award engineering to determine the technical feasibility and cost-effectiveness of various design approaches. Most of the Company’s bid-and-proposal costs are reported in cost of sales, although a portion of these costs is classified as selling, general and administrative expense.

The markets for space and defense electronics comprise a relatively small number of customers, which are typically well known large corporations. The Company’s Defense & Space Systems marketing efforts rely on ongoing communications with this base of potential customers, both to determine the customers’ future needs and to inform customers of the Company’s capabilities and recent developments. Because the Company can often receive multiple orders from many of these customers, technical support and service after the sale are also crucial to maintaining a strong relationship.

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

Direct sales of LXE systems are performed by an internal sales team and support staff, by regional account managers in North America, and by nine international subsidiaries (seven in Europe). For EMS Wireless, an internal staff and three regional sales offices in North America perform sales and marketing. For marketing of SATCOM products, the Company relies on its relationships with major airframe manufacturers, avionics manufacturers, a network of completion centers that install aeronautical products, and value-added resellers. SatNet sells through strategic partners such as Alcatel, as well as directly to service providers using an internal staff.

12 of 29

BACKLOG

EMS Wireless, LXE and many SATCOM and SatNet customers typically require short delivery cycles; as a result, these segments usually convert orders into revenues within a few weeks, and they do not build up an order backlog that extends substantially beyond one fiscal quarter. However, backlog is very important in the Defense & Space Systems segment, due to the long-term nature of that business.

MATERIALS

Materials used in the Company’s Defense & Space Systems products consist of magnetic microwave ferrites, metals such as aluminum and brass, permanent magnet materials and electronic components such as transistors, diodes, IC’s, resistors, capacitors, microprocessors, and printed circuit boards. Most of the magnetic microwave ferrite materials are purchased from two suppliers, and permanent magnet materials are purchased from a limited number of suppliers. Electronic components and metals are available from a larger number of suppliers and manufacturers.

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

The Company’s advanced technology products often require sophisticated subsystems supplied or cooperatively developed by third parties having specialized expertise, production skills and economies of scale. Important examples include critical specialized components and subsystems required for successful completion of particular Defense & Space Systems programs, and application-specific integrated circuitry and computers incorporated in LXE products. In such cases, the performance, reliability and timely delivery of the Company’s products can be heavily dependent on the effectiveness of those third parties.

The Company believes that its present sources of required materials are adequate. The Company does not believe that the loss of any supplier or subassembly manufacturer would have a material adverse effect on its business. In the past, shortages of supplies and delays in the receipt of necessary components have not had a material adverse effect on shipments of the Company’s products. However from time to time, the Company’s rollout of new standard products or its performance on Defense & Space Systems programs has been affected by quality and scheduling problems with developers/suppliers of critical subsystems.

COMPETITION

The Company believes itself to be, in sales, a major independent supplier of (1) satellite components, subsystems and systems, (2) wireless local-area computer network products for logistics systems, (3) base station antennas and other wireless infrastructure products for cellular and PCS mobile networks, (4) aeronautical SATCOM communications systems for voice, telephony and video, and (5) satellite networking equipment for two-way broadband connectivity. However, the Company’s markets are highly competitive. Some of the Company’s competitors have substantial resources and facilities that exceed those of the Company, but the Company also competes against smaller, specialized firms.

In the Defense & Space Systems segment, the Company competes with divisions of certain U.S. industrial concerns, such as Boeing Electron Dynamic Devices, Inc., L3 Communications, Harris Corporation, Raytheon, M/A-Com, Hieco Corporation, and Titan Corporation, as well as non-U.S. companies such as COMDEV of Canada, Smiths of the U.K., and Chelton, Ltd of the U.K. Some of these companies, as well as others, are both potential competitors of the Company for certain contracts and potential customers on other contracts. Certain major customers could also elect to internally develop and manufacture the products that they presently purchase from the Company.

13 of 29

In the LXE market, the Company’s principal competitors are Unova, Symbol Technologies (which holds patents protecting the barcode scanning devices supplied to LXE for incorporation in these products), and Psion Teklogix. In the EMS Wireless segment, the Company competes with divisions of certain large U.S. and international companies, including Power Wave, Andrew Corporation and Alcatel. In the SATCOM market, the Company competes with Honeywell, Thales, Thrane & Thrane, Qualcomm and TSI. In the SatNet market, the Company competes with EB Nera, Newtec, ViaSat, Gilat and Hughes Network Systems.

The Company believes that the key competitive factors in all of its segments continue to be product performance, technical expertise and support to customers, and adherence to delivery schedules and price.

RESEARCH AND DEVELOPMENT

The Defense & Space Systems segment conducts most of its research and development in direct response to the unique technical requirements of a customer’s order, and most of these costs are included with the overall manufacturing costs for specific orders. The remaining segments conduct substantial internally funded research and development, and product development activities.

EMPLOYEES

As of December 31, 2004, the Company and its subsidiaries employed approximately 1,600 persons. Approximately 64% of the Company’s employees are directly involved in engineering or manufacturing activities.

RISK FACTORS

The business operations of EMS Technologies, Inc. involve significant risks and uncertainties that could adversely affect its financial condition, results of operations, and future development, and those risks and uncertainties could also cause a decline or slow growth in the future market value of our shares. In addition to the risk of unexpected changes in domestic economic conditions, which can affect U.S. businesses generally, the risks and uncertainties that may adversely affect us include the following:

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

14 of 29

communications systems are likely to be heavily affected by the timing and extent of public willingness to buy mobile and/or broadband communications services. If public acceptance of the new systems does not develop as expected, our customers are unlikely to place the level of orders we expect, and our revenues and profits would also fall short of expectations.

Our sales of wireless communications products could be affected by public health concerns.

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

Technical difficulties can cause delays and additional costs in our technology development efforts. We are particularly exposed to this risk in new product development efforts, and in fixed-price contracts on technically advanced programs in our Defense & Space Systems divisions that require novel approaches and solutions. Technical difficulties could cause us to miss expected delivery dates for new product offerings, which could cause customer orders to fall short of expectations. Our products may perform mission-critical functions in space applications. If we experience technical problems and are unable to adhere to a customer’s schedule, the customer could experience costly launch delays or re-procurements from other vendors. The customer may then be contractually entitled to substantial financial damages from us. The customer would also be entitled to cancel future deliveries, which would reduce our future revenues and could make it impossible for us to recover our design, tooling or inventory costs, or our remaining commitments to third-party suppliers.

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

Our products may unexpectedly infringe upon third party patents, which could cause us to have substantial liability to our customers or the patent owners.

As we regularly develop and introduce new technology, we have a risk that our new products or manufacturing techniques infringe on patents held or currently being processed by others. The U.S. Patent Office does not publish patent applications until 18 months after their initial filing. Thus, we may be unaware of a pending patent until well after we have introduced an infringing product. In addition, questions of whether a particular product infringes on a particular patent can involve significant uncertainty. As a result of these factors, third-party patents may interfere

15 of 29

with marketing plans, or may, from time to time, create significant expense to defend or pay damages on infringement claims or to respond to customer indemnification claims.

If our customers are combined through merger or acquisition, their combined purchases of our products may decline or they may increase their price concession demands, adversely affecting our sales or profits.

The telecommunications service provider industry has undergone, and continues to undergo, a significant reduction in the number of service providers as a result of mergers of many of the providers, who typically are purchasers of our products. Similar patterns of consolidation can also occur among major customers in other industries that we serve. Such business combinations often are associated with the combined entity reducing the number of suppliers it uses, and demanding greater price concessions from their suppliers, either directly or by more aggressively employing competitive bidding procedures such as reverse auctions. Those actions could cause declines in our revenues and profitability.

We may be unable to sell our Space & Technology/Montreal business unit at the price we currently anticipate.

We have been actively seeking a purchaser for our Space & Technology/Montreal business unit, which is classified as discontinued operations, since 2003. While we believe we have made substantial progress in identifying and working with potential buyers, we do not have an agreement for its sale. At such time as we enter into a sales agreement, its terms may be less favorable to the Company than we currently anticipate, in which case our earnings from discontinued operations would be reduced by additional write-offs related to the disposition.

We may incur additional losses and cash requirements until we sell our Space & Technology/Montreal business unit.

For as long as we hold Space & Technology/Montreal, any losses that it incurs will be reflected in our financial statements, either through discontinued operations or, should we for any reason cease our efforts to conclude a sale, through continuing operations. Also, the operations of Space & Technology/Montreal often result in inconsistent cash collections, and until the unit is sold the funding of any cash deficits will require us to use our credit facilities, which increases our borrowing costs and reduces our ability to use cash and credit resources for other purposes.

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

16 of 29

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

International sales significantly affect our financial performance. Almost $100 million in revenues for fiscal year 2004, or 38% of consolidated revenues, were derived from customers residing outside of North America. Adverse economic conditions in our customers’ countries, mainly in Western Europe, Latin America and the Pacific Rim, have affected us in the past, and could adversely affect future international revenues in all of our businesses, especially from our wireless local-area network and PCS/cellular infrastructure businesses. Unfavorable currency exchange rate movements can adversely affect the marketability of our products by increasing the local-currency cost. In addition to these economic factors directly related to our markets, there are risks and uncertainties inherent in doing business internationally that could have an adverse effect on us, such as potential adverse effects from changes in foreign income tax laws, as well as unfavorable changes in laws and regulations governing a broad range of business concerns, including proprietary rights, legal liability and employee relations. All of these factors could cause significant harm to our revenues or profitability.

Research incentives from the Canadian government are subject to financial and scientific audits, and could be disallowed.

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

We have international operations, and we can use forward currency contracts to reduce – but not entirely eliminate – the earnings risk from holding certain assets and liabilities in different currencies. Furthermore, our SATCOM

17 of 29

division derives a major portion of its sales from agreements with U.S. customers in U.S. dollars, - a stronger Canadian dollar increases our costs relative to our U.S. revenues and we are unlikely to recover these increased costs through higher U.S. dollar prices due to competitive conditions. As a result of these factors, our financial results will continue to have an element of risk related to foreign exchange.

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

Our order backlog represents firm orders for products and services. However, our customers may cancel or defer orders for wireless products, in most cases without penalty. Cancellation or deferral of an order in our Defense & Space Systems business typically involves penalties and termination charges for costs incurred to date, but these termination penalties would still be considerably less than what we would have expected to earn if the order could have been completed. We make management decisions based on our backlog, including hiring of personnel, purchasing of materials, and other matters that may increase our production capabilities and costs. Cancellations, delays or reductions of orders could adversely affect our results of operations and financial condition.

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

To support growth, we may continue in the future to make acquisitions of and investments in businesses, products and technologies that could complement or expand our businesses. However, if we should be unable to successfully negotiate with a potential acquisition candidate, finance the acquisition, or effectively integrate the acquired businesses, products or technologies into our existing business and products, we could be adversely affected. Furthermore, to complete future acquisitions, we may issue equity securities, incur debt, assume contingent liabilities, or have amortization expenses and write-downs of acquired assets, which could cause our earnings per share to decline.

***********************

18 of 29

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

Changes in our consolidated effective income tax rate and the related effect on our results can be difficult to predict far in advance.

We earn taxable income in various tax jurisdictions around the world. The rate of income tax that we pay in each jurisdiction can vary significantly, due to differing income tax rates and benefits that may be available in some jurisdictions and not in others. In particular, our earnings in Canada are subject to very low income taxes due to the substantial pool of research-related tax incentives that we have accumulated. As a result, our overall effective income tax rate depends upon the relative annual income that we expect to earn in each of the tax jurisdictions where we do business. Our expectations for consolidated earnings before taxes could remain unchanged, but income tax expense and net earnings could still increase or decrease, depending upon changes in where we expect to earn income.

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

19 of 29

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the executive officers of the Company is set forth below:

Alfred G. Hansen, age 71, became President and Chief Executive Officer in January 2001. Mr. Hansen joined the Company as President and Chief Operating Officer in January 2000. He became a Director in 1999. From 1998 through 1999, Mr. Hansen was President of A.G. Hansen Associates, Inc., Marietta, Georgia, an aerospace marketing and manufacturing consultant. From 1995 to 1998, Mr. Hansen served as Executive Vice President of Lockheed Martin Aeronautical Systems, with broad operational responsibilities for its aerospace business, and as a Vice President of its parent company, Lockheed Martin Corporation. Mr. Hansen retired from the U.S. Air Force in 1989 as a four-star general, serving in his last assignment as commander of the Air Force Logistics Command.

Don T. Scartz, age 62, was elected Executive Vice President of the Company in February 2003, and is also Chief Financial Officer (since 1995) and Treasurer (since 1981). He served as Senior Vice President since 1995, as Vice President-Finance from 1981 to 1995, and as Secretary from 1982 to 1991. He joined the Company as Controller in 1978. He also serves as the Chief Financial Officer of each of the Company’s operating subsidiaries. He served as Director of the Company from 1995 to 2003.

William S. Jacobs, age 59, became General Counsel and Secretary of the Company in 1992, and Vice President in 1993. He is also responsible for the legal affairs of the operating subsidiaries. Previously, he was engaged in the private practice of law, and in such capacity had served as the Company’s principal corporate legal counsel since 1982.

James S. Childress, age 60, was appointed as a Vice President of the Company, and as President and General Manager of the LXE subsidiary, in 2001. He joined the Company in August 2000 as Vice President of Business Development at LXE. Prior to joining EMS, he served as Vice President of EG&G Technical Services, Inc., a leading provider of technical and support services to the U.S. Departments of Defense, Energy, Transportation, Treasury, Justice and Commerce, and to the National Aeronautics and Space Administration. He joined EG&G in 1998 following a career in the U.S. Air Force focused on logistics and systems acquisition. In the Air Force, he attained the rank of major general, and last served as commander of the San Antonio Air Logistics Center.

Jay R. Grove, age 42, is a Vice President of the Company, and Senior Vice President and General Manager of the Defense & Space Systems/Atlanta Division. He accepted this position upon joining the Company in January 2001. Formerly, he was Director of Mobile SATCOM Systems for ViaSat, Inc., a California-based provider of advanced satellite communications, defense electronics, and wireless signal-processing equipment. Prior to his tenure at

20 of 29

ViaSat, Mr. Grove contributed in management, marketing, and system engineering roles for defense electronics applications at Lockheed-Martin in Nashua, NH and TRW, Inc. in San Diego, CA.

Alan L. Haase, age 44, is Vice President of the Company, and Senior Vice President and General Manager, Space & Technology/Montreal (since 2003). Previously, he served as President (2000-2003), Chief Executive Officer (2000-2003) and Chief Strategy Officer (2002-2003) of SkyCross, Inc., a Melbourne, FL-based designer and manufacturer of antennas and other RF equipment for wireless telecommunications products. From 1998 until 2000, Mr. Haase was a senior officer at Andrew Corporation, a major manufacturer of radio and microwave transmission equipment, serving as Vice President of its Terrestrial Microwave Systems unit and also as Group President – Communications Products.

T. Gerald Hickman, age 64, is a Vice President of the Company, and Senior Vice President and General Manager, EMS Wireless (since March 2000). He joined the Company in 1988 as Vice President, Marketing, and prior to his current position was a Vice President in the Company’s EMS Wireless division.

Neilson A. Mackay, age 64, is a Vice President of the Company, and Senior Vice President and General Manager, SATCOM Products (since 2001). He joined the Company in January 1993, when the Company acquired an Ottawa, Ontario-based space satellite communications business of which he was serving as President.

Donald F. Osborne, age 45, is a Vice President of the Company, Senior Vice President and General Manager for the SatNet division. Prior to that position, he served as Senior Vice President and General Manager of the Space & Technology/Montreal operations. He joined the Company in January 1999, when the Company acquired the Spar Satellite Products business, where Mr. Osborne had been Vice President, Marketing since 1986. Mr. Osborne joined Spar in 1983 as a mechanical engineer.

***********************

Additional information for Item 1 will be filed at a later date pursuant to Rule 12b-25.

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

The Company’s Canadian divisions lease approximately 69,000 square feet of office and manufacturing space, primarily for SATCOM’s operations, located in Ottawa, Ontario (lease expiring in 2007), and 33,000 square feet of office and manufacturing space for SatNet operations located in Montreal (lease expiring in 2009). The Company’s assets held for sale include a 330,000 square-foot facility surrounded by 7 acres of undeveloped land in a suburb of Montreal, which houses the Space & Technology/Montreal division. One-fourth of this facility comprises manufacturing, assembly and laboratory space, including advanced near-field and far-field test range areas and a subsystem and payload integration area. Three-fourths of the facility is used for engineering and administrative office space. The facility’s location in the province of Quebec affords it significant tax incentives and credits sponsored by the provincial government.

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

ITEM 3. Legal Proceedings

21 of 29

The Company is party to litigation styled Andrew Corporation (“Andrew”) v. EMS Technologies, Inc. initiated in the U.S District Court for the Northern District of Illinois on May 25, 2004, alleging that EMS Wireless’s new remotely controlled electronic-downtilt base station antennas infringe on patent rights held by Andrew, and seeking an injunction against manufacture or sale of the allegedly infringing devices, and damages in an unspecified amount. Andrew alleges EMS Wireless has committed willful infringement and thus additionally asks for damages to be enhanced and for an award of attorneys’ fees. We have devoted substantial resources to studying the Andrew patents as they might apply to our products. We believe that our products do not infringe any valid or enforceable Andrew patent claims. In response to Andrew’s complaint, we have answered and asserted defenses of invalidity and noninfringement. Additionally, EMS Wireless has asked the U.S. Patent Office to reexamine at least one of the patents at issue. The parties have collectively requested the Court to stay further proceedings while settlement discussions are underway. Although we are confident of our legal position, we cannot assure the outcome of this litigation. If the patents were successfully enforced against our products, we could be subject to payment of substantial damages and an injunction against further distribution of what we consider to be an important product for our future EMS Wireless sales.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The common stock of EMS Technologies, Inc. is traded in the over-the-counter market (NASDAQ symbol ELMG). At March 10, 2005, there were approximately 500 shareholders of record, and the Company believes that there were approximately 3,600 beneficial shareholders, based upon broker requests for distribution of Annual Meeting materials. The price range of the stock is shown below:

	2004 Price Range		2003 Price Range
	High	Low	High	Low
First Quarter	$26.31	$16.47	$18.39	11.30
Second Quarter	23.25	17.50	15.03	10.00
Third Quarter	19.81	13.84	19.24	12.96
Fourth Quarter	18.59	14.86	22.64	16.86

The Company has never paid a cash dividend with respect to shares of its common stock, and has retained its earnings to provide cash for the operation and expansion of its business. Future dividends, if any, will be determined by the Board of Directors in light of the circumstances then existing, including the Company’s earnings and financial requirements and general business conditions.

ITEM 6. Selected Financial Data

This Item will be filed at a later date pursuant to Rule 12b-25.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

22 of 29

This Item will be filed at a later date pursuant to Rule 12b-25.

ITEM 7a. Quantitative and Qualitative Disclosures about Market Risk

This Item will be filed at a later date pursuant to Rule 12b-25.

ITEM 8. Financial Statements and Supplementary Data

23 of 29

This Item will be filed at a later date pursuant to Rule 12b-25.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

This Item will be filed at a later date pursuant to Rule 12b-25.

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

Additional information for this Item will be filed at a later date pursuant to Rule 12b-25.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

The information concerning directors and the Audit Committee financial experts called for by this Item will be contained in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

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

ITEM 11. Executive Compensation

The information called for by this Item will be contained in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information about the Company’s equity compensation plans as of December 31, 2004:

			(c)
	(a)		Number of securities
	Number of securities	(b)	remaining available for
	to be issued upon	Weighted average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column(a))
Equity compensation plans approved by security holders	1,033,188	$16.48	413,659
Equity compensation plans not approved by security holders	526,350	$18.26	79,912

Total	1,559,538	$17.08	493,571

All other information called for by this Item will be contained in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

24 of 29

ITEM 13. Certain Relationships and Related Transactions

The information called for by this Item will be contained in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

Information on the Audit Committee’s pre-approval policy for audit services, and information on the principal accountants’ fees and services called for by this Item will be contained in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements – To be filed at a later date pursuant to Rule 12b-25.

(a) 2. Financial Statement Schedules

Independent Auditors’ Report

Schedule II. Valuation and Qualifying Accounts — Years ended December 31, 2004, 2003 and 2002.

The foregoing material will be filed at a later date pursuant to Rule 12b-25.

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

4.1 EMS Technologies, Inc. Stockholder Rights Plan dated as of April 6, 1999. *

4.2 Agreement with respect to long-term debt pursuant to Item 601(b)(4)(iii)(A) (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

4.3 U.S. Revolving Credit Agreement, dated as of December 10, 2004, among the Company, the lenders from time to time party thereto, and SunTrust Bank as Administrative Agent. *

4.4 Security Agreement, dated as of December 10, 2004, by the Company and certain of its subsidiaries, in favor of SunTrust Bank as Collateral Agent. *

4.5 Pledge Agreement, dated as of December 10, 2004, by the Company and certain of its domestic subsidiaries in favour of Bank of America, National Association (Canada Branch) as Canadian Collateral Agent. *

4.6 Form of Note issued by the Company in favor of the lenders under the U.S. Revolving Credit Agreement. *

4.7 Amendment No. 1, dated February 11, 2005, to U.S. Revolving Credit Agreement. *

25 of 29

4.8 Canadian Revolving Credit Agreement, dated as of December 10, 2004, among EMS Technologies Canada, Ltd., the Company, the lenders from time to time party thereto, and Bank of America, National Association (Canada Branch) as Canadian Administrative Agent and Funding Agent. *

4.9 Canadian Security Agreement, dated as of December 10, 2004, by EMS Technologies Canada, Ltd., in favour of Bank of America, National Association (Canada Branch) as Canadian Collateral Agent. *

5.0 Deed of Movable Hypothec, dated as of December 10, 2004, by EMS Technologies Canada, Ltd., in favour of Bank of America, National Association (Canada Branch) as Canadian Collateral Agent. *

5.1 Canadian Intellectual Property Security Agreement, dated as of December 10, 2004, by EMS Technologies Canada, Ltd., in favour of Bank of America, National Association (Canada Branch) as Canadian Collateral Agent. *

5.2 Pledge Agreement, dated as of December 10, 2004, by the Company and certain of its subsidiaries, in favor of SunTrust Bank as Collateral Agent. *

5.3 Trademark Security Agreement, dated as of December 10, 2004, by the Company and one of its domestic subsidiaries in favour of Bank of America, National Association (Canada Branch) as Canadian Collateral Agent. *

5.4 Patent Security Agreement, dated as of December 10, 2004, by the Company and one of its domestic subsidiaries in favour of Bank of America, National Association (Canada Branch) as Canadian Collateral Agent. *

5.5 Form of Note issued by the Company in favour of the lenders under the Canadian Revolving Credit Agreement. *

5.6 Amendment No. 1, dated February 11, 2005, to Canadian Revolving Credit Agreement. *

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

10.3 EMS Technologies, Inc. Deferred Compensation Plan for Non-Employee Directors, effective October 1, 2003 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.4 EMS Technologies, Inc. Officers’ Deferred Compensation Plan, effective November 13, 2003 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.5 EMS Technologies, Inc. 1992 Stock Incentive Plan as amended through October 3, 1996 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement No. 333-14235 on Form S-4).

10.6 Amendments adopted May 2, 1997, to the EMS Technologies, Inc. 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.7 EMS Technologies, Inc. 1997 Stock Incentive Plan, as adopted January 24, 1997, and amended through May 10, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

10.8 Form of Stock Option Agreement evidencing options granted prior to 2001 to executive officers under the EMS Technologies, Inc. 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

26 of 29

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

10.11 Form of Stock Option Agreement evidencing options granted automatically to non-employee members of the Board of Directors, upon each election to an additional one-year term of service, under the EMS Technologies, Inc. 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.12 Form of Stock Option Agreement evidencing options granted to executive officers under EMS Technologies, Inc. 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

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

10.15 EMS Technologies, Inc. Executive Annual Incentive Compensation Plan, as amended through April 30, 1999. *

10.16 Form of Indemnification Agreement between the Company and each of its directors (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.17 Form of Indemnification Agreement between the Company and, each of Don T. Scartz and William S. Jacobs (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.18 Form of Split-Dollar Insurance Plan, dated as of June 29, 1988 between the Company and Don T. Scartz (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.19 Form of Split-Dollar Life Insurance agreement effective January 1, 1993, between the Company and William S. Jacobs. *

14 EMS Technologies, Inc. Code of Business Ethics and Conduct, as revised February 6, 2004 (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

21.1 Subsidiaries of the registrant. *

* Filed herewith

Additional exhibits will be filed at a later date pursuant to Rule 12b-25.

27 of 29

(b) Reports on Form 8-K.

The following reports on Form 8-K were filed by the Company during the quarter ended December 31, 2004.

October 21, 2004, reporting under Item 2, Results of Operations and Financial Condition
October 28, 2004, reporting under Item 2, Results of Operations and Financial Condition
December 17, 2004, reporting under Item 2, Creation of a Direct Financial Obligation

28 of 29

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMS TECHNOLOGIES, INC.

By: /s/ Alfred G. Hansen	Date: 3/14/05

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alfred G. Hansen Alfred G. Hansen	President and Chief Executive Officer, and Director (Principal Executive Officer)	3/14/05

/s/ Don T. Scartz Don T. Scartz	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)	3/14/05

/s/ Hermann Buerger Hermann Buerger	Director	3/14/05

/s/ John R. Kreick John R. Kreick	Director	3/14/05

/s/ John B. Mowell John B. Mowell	Director, Chairman of the Board	3/14/05

/s/ Norman E. Thagard Norman E. Thagard	Director	3/14/05

/s/ John L. Woodward, Jr. John L. Woodward, Jr.	Director	3/14/05

29 of 29