Form 10-K/A
period 2004-12-31
EMS TECHNOLOGIES INC
filed 2005-03-31
CIK 32198

The following items were the subject of a Form 12b-25 and are included herein:
Items 6, 7, 7a, 8, 9, and 15(a) 1 and 2, as well as certain
information called for by Items 1, 9A and 15(a)3.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of March 10, 2005, the number of shares of the registrant’s common stock outstanding was 11,164,421 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Company’s definitive proxy statement for the 2005 Annual Meeting of Shareholders of the registrant is incorporated herein by reference in Part III of this Annual Report on Form 10-K/A Amendment No. 1.

AVAILABLE INFORMATION

EMS Technologies, Inc. makes available free of charge, on or through its website at www.ems-t.com, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Information contained on the Company’s website is not part of this report.

1 of 70

Part I.
ITEM 1. Business
ITEM 2. Properties
ITEM 3. Legal Proceedings
ITEM 4. Submission of Matters to a Vote of Security Holders
ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
ITEM 6. Selected Financial Data
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
PART IV
ITEM 15. Exhibits, Financial Statement Schedules
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
EX-5.5 FORM OF NOTE
EX-5.6 AMENDMENT NO.1 TO CANADIAN REVOLVING CREDIT AGREEMENT
EX-10.15 EXECUTIVE ANNUAL INCENTIVE COMPENSATION PLAN
EX-10.19 FORM OF SPLIT-DOLLAR LIFE INSURANCE AGREEMENT
EX-10.20 SUMMARY OF COMPENSATION ARRANGEMENTS
EX-10.21 SUMMARY OF COMPENSATION ARRANGEMENTS / EXECUTIVE OFFICERS
EX-21.1 SUBSIDIARIES OF THE REGISTRANT
EX-23.1 INDEPENDENT PUBLIC ACCOUNTING FIRM CONSENT / KPMG LLP
EX-23.2 INDEPENDENT AUDITORS CONSENT / ERNST & YOUNG LLP
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32 SECTION 906 CERTIFICATION OF THE CEO & CFO

Part I.

ITEM 1. Business

Overview

EMS Technologies, Inc. (the “Company” or “EMS”) is a leading designer, manufacturer and marketer of advanced wireless communications products for diverse commercial, defense and government markets. The Company focuses on the needs of the mobile information user and the increasing demand for wireless broadband communications. The Company’s products enable communications across a variety of coverage areas, ranging from global to regional to within a single building. Representative products include hardware for use in satellite communications, PCS/cellular networks and in-building wireless local area networks.

EMS was founded in 1968, and initially concentrated on microwave components and subsystems, primarily for defense applications, including the first electronically steerable antenna deployed in space. The expertise and technology EMS has developed during the past 36 years in that original business remain directly applicable to a range of our current defense and commercial products, including products for satellite, ground and airborne communications, as well as radar, signal intelligence and electronic countermeasure systems.

Over time, the Company has utilized its expertise in wireless communications to develop additional product lines. In the early 1980’s, we developed a line of wireless mobile computers and local-area network products for use in materials-handling applications. These products enable our industrial customers to connect mobile employees to central data networks and take advantage of sophisticated enterprise software and automatic-identification technologies such as bar-code scanning and radio frequency identification (“RFID”).

Since the mid-1990’s, EMS has expanded into several new markets through the development or acquisition of additional product lines. In 1994, the Company began designing and manufacturing PCS/cellular base-station antennas, and since 2001 we have also offered a line of in-building and outdoor repeaters for use with PCS/cellular systems. In addition, we have established an industry-leading position in the market for high-speed, two-way satellite communications antennas and terminals for use on aircraft and other mobile platforms, and we develop and market hardware and software for use by search-and-rescue and emergency-management organizations around the world. One of our newest product lines consists of hubs and terminals for high-speed, two-way satellite communications systems using the DirectVideo Broadcast-Return Channel by Satellite (“DVB-RCS”) air interface standard that we helped pioneer.

EMS’s foundation in advanced wireless communications allows the Company to continually develop and commercialize new products, which typically are incorporated into larger, more complex communications systems to provide a wide array of mobile communications. We believe there are significant technological and marketing synergies among our product lines that improve our performance and create new market opportunities.

Market Opportunities

The need for mobile communications in commercial, defense, government and consumer markets has driven rapid growth in the wireless communications industry. The spread of wireless data systems has enhanced ways that data services are utilized, and is creating greater demand for bandwidth among mobile and remote users. In both defense and commercial markets, the demand for continuous access to high-speed, two-way data connections is reflected in numerous new products and applications. In all these cases, the common theme is providing bandwidth to mobile users. As equipment that expands mobility and bandwidth becomes more widely available, new applications are developed and dependence on continuous high-speed data access grows. This evolution favors companies that innovate through research and development and that have the ability to bring practical solutions to market quickly and efficiently.

EMS’s products address multiple markets and niches in the wireless communications industry, with focuses on mobility and bandwidth. EMS believes the nature and diversity of its products and markets, and the strength of its technology, position the Company well to benefit from the continuing growth of advanced wireless communications.

2 of 70

Competitive Strengths

Technological Leadership

Since EMS’s founding in 1968, the Company has been an innovative leader in the development and commercialization of wireless communications technologies. Early in our history, we pioneered the use of ferrite materials for electronic beam-forming, a practice that remains important in many sophisticated applications today. Our more recent innovations include the first handheld wireless data terminal for use in the logistics market, the first dual-polarized antennas for PCS/cellular base stations, the first commercial airborne terminals for high-speed, two-way satellite data, the first antenna systems allowing commercial airlines to provide satellite television to passengers, the first working systems using the emerging DVB-RCS open standard for broadband, two-way data communications by satellite, and the first handheld wireless data terminal with an integrated, EPC Global-capable RFID reader.

Commitment to Research and Development

EMS continually devotes significant resources to research and development activity that enhances and maintains our technological advantages, and enables the Company to overcome the substantial technical barriers that are often encountered in the commercialization of sophisticated wireless communications hardware. Over the past five years, we have invested approximately $94 million in company-sponsored research and development for continuing operations. In addition, our work under government and commercial contracts for new wireless communications hardware often leads to innovations that benefit us on future contracts and product development efforts. Approximately 37% of our employees hold engineering degrees, including over 35 doctorates, and our engineers are frequently involved in professional and industry technical conferences and working groups. Our personnel have been awarded over 70 current U.S. patents, and we hold numerous foreign counterparts to these patents.

Core Wireless Expertise

EMS offers a broad portfolio of wireless solutions to its customers, including products for use in satellite, wide-area and local-area communications. Although the Company conducts its businesses through separately managed business units, the Company has established a variety of processes to encourage technical exchanges and cooperation among them. We believe that our shared wireless technology knowledge base and our core expertise can create valuable synergies among our various businesses and many of our products, even though we may be subject to U.S. laws and regulations that restrict the flow of technical data from our U.S.-based business units to our Canada-based businesses. Synergies provide us an advantage in multiple aspects of our business, including research and development, manufacturing, and sales and marketing, and better positions us as an important supplier of wireless technology and equipment to commercial, defense and government customers.

Diverse Customer Base

EMS offers multiple wireless product lines to a diverse customer base. No one customer has been responsible for more than 10% of our annual consolidated revenues during any of the past five years. In 2004, approximately 14% of our revenues were related to sales from various customers for U.S. government end use. Approximately 38% of our consolidated revenues for 2004 were derived from sales to customers outside the U.S. We believe this diverse customer base helps mitigate the effects on our overall results of a downturn in any one of our addressable markets.

Leading Positions in Growing End Markets

We believe we have a leading position in a number of important wireless communications markets:

•	We are recognized as an important supplier of highly engineered components and subsystems for certain sophisticated applications that support the U.S. military objective of “transformational communications for information dominance,” which is receiving strong backing in the defense budgeting and planning processes.

3 of 70

•	We are one of the leading providers of rugged computers used for logistics applications, such as wireless local-area networks used in warehouses and container ports.

•	We are a leading provider of wireless base station antennas and repeaters to the domestic PCS/cellular infrastructure market.

•	We are the leading provider worldwide of antennas and terminals for high-speed, two-way data services to aircraft.

•	We are the leading worldwide provider of hubs and ground terminals based on the DVB-RCS open standard, which we believe to be an emerging solution for high-speed, two-way data communications.

Strong Manufacturing Capabilities

For some of the Company’s products, particularly their defense and space applications, the Company has developed unique and highly specialized manufacturing capabilities. For others, the Company primarily performs final assembly and test manufacturing functions. Through our continuous efforts to improve our manufacturing processes, in recent years we have dramatically reduced the time required for us to ship products in several commercial markets in which a short delivery cycle for custom-manufactured products is an important customer requirement and competitive factor. We have also achieved major reductions in the incidence of rework on highly engineered space and defense products. These efforts have both enhanced our ability to compete for new business and improved our profitability.

Strong Customer Relationships

Our 36 years of experience have enabled us to develop mutually beneficial relationships with many of our commercial and government customers. We expect to continue to build and strengthen these relationships by anticipating and recognizing our customers’ needs, by working with them to understand how we should focus our internal innovation efforts, and by providing customers with technologically advanced and cost-effective solutions coupled with excellent customer service. We continue to receive important orders and contracts from companies that first became our customers 20 or more years ago. We are particularly proud of the recognitions that we have received from our customers, such as the Gold Supplier Awards we received in 2004 from Northrup-Grumman. These awards, two of fifteen awarded from an eligible pool of approximately 1,500 suppliers, recognized our successful efforts on a highly challenging and technically advanced contract.

Growth Strategy

EMS will seek to continue to grow with the markets in which we have a leading position, expand our share in other markets, and penetrate new markets, through the following strategies:

Focus on Core Strengths and Growth Markets

Our core strengths include our technological expertise in high-speed wireless communications and our reputation and experience in advanced wireless markets. We will continue to focus our efforts on serving customers in growth markets where these core strengths enhance our ability to commercialize new technologies and maintain a competitive advantage.

Develop and Expand Our Technology

We intend to continue investing in the development and commercialization of our mobile high-speed data technologies. We have assembled a team of over 550 engineers who participate in our development efforts. In 2004, we invested $19 million in company-sponsored research and development. We believe this investment will enable us to maintain technological leadership in our current products and develop new capabilities, while we reduce our manufacturing costs and time-to-market.

4 of 70

Enhance Our Product Offerings

We will continue our efforts to improve our existing products and to introduce innovative new products for our existing and prospective customers. We will also continue to invest in our ability to provide excellent after-sale support. These efforts will include working cooperatively with our customers to identify and respond to evolving market needs.

Selectively Pursue Acquisitions

We intend to continue to pursue strategic acquisitions that broaden our product offerings, increase our market share within the markets that we currently serve, and provide us incremental technological or industry expertise. Examples of our approach include:

•	the 2004 acquisition of intellectual property and engineering capabilities enabling us to produce precision antenna positioners for use with certain of our products and defense programs;

•	the 2002 acquisition of critical technology used in our aeronautical high-speed-data terminals, and of related engineering capabilities that enable us to participate in the development of hardware and standards for future Inmarsat-based satellite data systems;

•	the 2001 acquisition of a line of indoor and outdoor PCS/cellular repeaters and related technical capabilities, to broaden our PCS/cellular product line; and

•	the 2000 acquisition of incident-management software capabilities, to complement our COSPAS-SARSAT search-and-rescue ground terminals.

***************

We are unable to provide any assurance that these strategies, our perceived competitive advantages previously discussed in this Report, or our efforts to grow in general, will be successful in the conditions prevailing in future periods. Moreover, we may change one or more of these strategies or adopt new strategies, and we undertake no obligation to update this disclosure to reflect any such changes, except as may be required by law. Please see the section below headed RISK FACTORS for a discussion of currently known material risks that could affect our future growth and financial performance.

5 of 70

Our Markets and Products

Our business is the design, manufacture and sale of advanced wireless communications products. We participate in selected markets within the broad wireless communications industry that typically require a high level of technical expertise, innovative product development, and in many cases, specialized manufacturing capabilities. Although our businesses share a common heritage and focus on wireless communications, they address a variety of markets with different technical and manufacturing requirements, distribution channels, customers and purchasing processes. Accordingly, we are organized into five separately managed business units, as follows:

Business Unit	Primary Operations	Percentage of net sales
		2004	2003	2002
Defense & Space Systems	Highly engineered hardware for satellites and defense applications (majority defense)	19%	19%	22%

LXE	Rugged mobile computer terminals and other equipment for wireless local area networks (predominantly commercial)	43	39	37

EMS Wireless	Base station antennas and signal repeaters for PCS/cellular systems (commercial)	17	20	21

SATCOM	Satellite communications antennas and terminals for aircraft and ground-based vehicles (majority commercial)	15	17	14

SatNet	Hubs and user-terminals for broadband, two-way satellite data systems based on the DVB-RCS open standard (predominantly commercial)	6	5	6

Defense & Space Systems

The Defense & Space Systems unit (formerly known as Space & Technology/Atlanta) of EMS principally develops advanced microwave-based hardware for use in terrestrial, airborne and satellite-based defense applications. Its products are also incorporated in a number of commercial and civil ventures, including high-capacity communications satellites, and systems for bringing satellite television signals to the seat backs of commercial airliners. Defense & Space Systems products are sold primarily to defense and space prime contractors or commercial communications systems integrators rather than to end-users.

Defense markets are vital to our Defense & Space Systems business. Secure communications and intelligence and surveillance systems are being newly developed or significantly upgraded as part of the U.S. Department of Defense “transformational communications” and “information dominance” initiatives. European defense ministries are also pursuing significant new and upgraded systems. Our Defense & Space Systems unit provides defense customers with critical subsystems and components for terrestrial, airborne and space-based communication, and for radar and electronic warfare systems, and supports advanced surveillance, electronic counter-measure and secure communications capabilities. Our Defense & Space Systems facilities meet requirements for performing on classified, including Top Secret, military programs, and over 170 of our personnel hold Department of Defense security clearances.

Products	Key Features/Benefits	Selected Applications	Programs

Space Solutions	Microwave communications signals in satellites and spacecraft; Includes switch networks, beam-forming networks, auto-track modulators and radar illuminator subsystems that track land-based rockets	Commercial satellites, Military satellites	Skynet5, AEHF, TSAT, SARLupe, COSMO, DirecTV, XMRadio

Airborne and Terrestrial Solutions	Satellite, radar, signal intelligence and line-of-sight communications; Combat identifications for terrestrial based vehicles	Commercial/military aircraft, Military satellites	F/A-22, ALQ-211, F-16, LiveTV, B2 EHF, JCM, NMT

Products and Services	Phase and amplitude control of communications signals. Includes ferrite circulators, isolators, phase shifters, switches, and positioners.	Direct broadcast, Direct video/audio, Earth observation, Launch tracking	B2, F-14, Phalanx, Astra, XMRadio, BMD, NASA RTF

6 of 70

LXE

EMS’s LXE division designs, manufactures and installs rugged mobile computers for use with wireless local area networks (“LAN’s”) that enable a customer to collect data and transact supply-chain execution events in real-time. Its products are designed to operate in harsh environments and in settings with difficult radio-connectivity characteristics. They are used primarily in logistics applications such as warehouses and container port operations, a market that LXE products were the first to address in the early 1980’s. By providing network connectivity for mobile users, LXE’s products increase the accuracy, timeliness and convenience of data collection and information access. The increased use of improved computing and advanced automatic-identification technologies (such as RFID) and the widespread adoption of the 802.11 wireless LAN standards are creating new demand and applications in established industrial markets, as well as in other vertical markets, such as transportation and service applications.

A typical LXE system consists of mobile computers that incorporate wireless LAN radios and automatic-identification capabilities, network access points that provide a radio link to the wired network and host computers, and software that manages and facilitates the communications process. Typical uses include employment of real-time data communications in directing and tracking inventory movement in a large warehouse, manufacturing facility, or container yard. LXE products normally are used in conjunction with IT infrastructure products provided by others, such as host computer systems and inventory-management or other applications software.

LXE designs and manufactures the mobile computers it sells for use in wireless systems, with the exception of several models that LXE jointly designed with, and purchases from, original equipment manufacturers. LXE’s computers are intended to be either handheld or mounted on a forklift or other vehicle, and are ruggedized to withstand harsh conditions in warehouses and port facilities. Our latest generation of mobile computers has significantly more computing power than previous models, supports the Windows® and Windows CE® operating systems, and offers improved power-management features and superior ergonomics.

LXE’s rugged computers and wireless networks have been installed at more than 6,500 sites worldwide, including the facilities of many Fortune 500 companies and some of the world’s largest materials-handling installations. LXE’s wireless data systems, which generally incorporate barcode scanning or other automatic-identification capabilities, are increasingly based on the 802.11 open system standards. Hardware is marketed both to end-users and to integrators (such as value-added resellers who provide inventory management software) that incorporate it with their products and services for sale and delivery to end-users.

Products	Key Features/Benefits	Selected Applications	Customers

Hand-held computers	Small, lightweight and rugged true mobility	Warehousing, Logistics	CPG Manufacturers, Third-party Logistics providers, Retailers, Container Port Operators

Vehicle-Mounted Computers	Larger, heavy-duty for forklifts, etc.	Warehousing, Logistics

Wireless Networks	Communications link between mobile computers and local network, Supports IEEE 802.11, as well as proprietary system at 900MHz	Warehousing, Logistics

Other	Host connectivity software; wide array of accessory products and services	Warehousing, Logistics

EMS Wireless

The EMS Wireless division is a leading supplier of base-station antennas used by service providers in PCS/cellular communications networks. EMS Wireless also designs and markets repeater products that enable PCS/cellular service providers to extend their usable signals into buildings, or into sparsely populated geographical areas. This business unit was first organized in 1994, and expanded into repeater products in 2001.

The infrastructure to support terrestrial-based wireless communications has expanded to support growing demand, both domestically and internationally. During the mid-1990’s, the continuing growth of demand for cellular communications strained the capacity of traditional analog cellular systems that can carry only one call per channel of radio spectrum. As a result, in recent years most service providers have

7 of 70

installed digital equipment to increase per-channel call capacity by factors ranging from three to eight. In addition, service providers have constructed PCS digital networks that operate at twice the frequency level of cellular systems; this provides the greater bandwidth necessary for an expanded range of voice and data services. However, PCS technology requires smaller cells than analog technology and, as a result, approximately four times the number of base stations to complete its geographical build-out. Emerging wireless data applications are expected to further expand demand for PCS/cellular infrastructure by providing service providers with additional opportunities to generate revenue from their networks.

EMS Wireless has an extensive line of base station antennas. Our leading antenna products employ polarization-diversity technology, which we introduced to the PCS/cellular markets. These antennas offer comparable or superior coverage and resistance to signal-fading, as compared with networks with conventional vertically-polarized antennas. In addition, this technology allows cell towers to be simpler, less expensive, and less obtrusive than conventional antenna towers. We also offer a full line of lower-priced, conventional antennas for both cellular and PCS networks. Newer products include antennas whose downtilt angle, and thus area of coverage, can be remotely adjusted to adapt to changing usage patterns and network configurations, and dual-band antennas that operate at both PCS and cellular frequencies, which is of increasing importance as industry consolidation results in carriers that hold multiple spectrum rights in single markets.

Our EMS Wireless outdoor repeater products enable service providers to extend or improve coverage in areas where usage does not warrant the expense of a new base station. Our in-building repeater products include cable distribution products for use in small and medium buildings, and fiber-based products that can provide effective coverage in large facilities such as convention centers. We believe that in-building coverage is of increasing importance to service providers, particularly for those using PCS frequencies, which do not effectively penetrate into buildings.

Our wireless infrastructure products, along with accessory products, are marketed directly to service providers and to OEM’s, both domestically and internationally.

Products	Key Features/Benefits	Selected Applications	Customers

Dual Polarization Antenna	Functionality of three vertically polarized antennas in one device. Compact configuration, less expensive investment	PCS/Cellular towers	PCS/Cellular Carriers

Vertical Polarization Antenna	Lower-cost polarized antenna. Apply beam-shaping techniques of amplitude and phase weighting	Rural or initial urban systems	PCS/Cellular Carriers

Repeaters/Signal Distribution Products	Extend RF coverage either indoors or into rural or uneven terrain locations	Indoor and rural/remote RF coverage extension	PCS/Cellular Carriers and integrators

SATCOM

The EMS SATCOM unit supplies a broad array of terminals and antennas to enable customers in aircraft and other mobile platforms, such as military command vehicles or over-the-road trucks, to communicate over satellite networks at a variety of data speeds. Portions of this business date to the early 1990’s, but SATCOM was first organized as a business unit in 2001, and the majority of its growth and major product expansions have occurred since that time.

The first aeronautical systems for telephony utilized ground-based networks. These networks were not only limited in the voice quality of their communications, but they were unable to provide coverage over water for international travel. Evolution of aeronautical telephony involved a special antenna aboard the aircraft that allowed the use of satellite transmissions, not only for voice but also for limited data and fax capabilities. Reflecting the need for mobile communications in the business world, satellite communications systems of various types are now commonly used on corporate and commercial jets around the world. Current industry efforts are directed towards higher-speed satellite-based applications such as video, enterprise data systems, and Internet access. To address these trends, SATCOM has introduced products that currently support in-air communications at true data speeds of up to 256 kbps, which are adequate to provide e-mail and Internet access in addition to voice services.

8 of 70

SATCOM is the top supplier of antennas for voice/data communications aboard corporate aircraft, with about 90% of this market. Approximately 1,000 of our antennas have been installed on over 50 different types of aircraft. In addition, SATCOM supplies over 90% of all Inmarsat high-speed data terminals used aboard U.S. military command aircraft, and has supplied this equipment to the U.S. Department of Defense executive jet fleet. Our antennas typically are mounted atop the jet’s tail fin and are automatically steered to remain pointed at a communications satellite during flight; however, we have also developed a portable antenna that can be attached to, and removed from, military transport aircraft on an as-needed basis.

Our SATCOM division has also pursued opportunities to meet satellite-based communications needs for ground-based vehicles, and offers two types of terminals for this market: low-speed satellite packet data terminals, and higher-speed Global Area Network (“GAN”) terminals. SATCOM has been successful in supplying its land-based high-speed-data products to the U.S. and certain European military organizations, particularly for use in supplying data communications to mobile command posts. SATCOM also manufactures search-and-rescue ground terminals and emergency-management software for use with the COSPAS-SARSAT satellite system.

SATCOM’s hardware typically is marketed to third parties that incorporate it with their products and services for sale and delivery to end-users. However SATCOM’s emergency-management products are often marketed directly to end-user organizations.

Products	Key Features/Benefits	Selected Applications	Customers

Aeronautical Antennas	Mechanically-steered antennas connected to an aircraft’s navigational system Steerable antenna systems for live television from broadcast satellites	High-end corporate jets, Private jets	Gulfstream, Bombardier Honeywell, Dassault

Aeronautical Terminals	Provide aircraft operators with HSD-128 capability	Corporate aircraft, Government aircraft	DoD, Northrup-Grumman

Global Area Network (GAN) Terminals	Worldwide access to corporate networks and the Internet using Inmarsat	Transportation	U.S. Army, CNN

Satellite Packet Data Terminals	Two-way messaging and location information in North America	Transportation, Public Safety	Long-haul trucking companies

Emergency Management Products	Hardware and software features for Search and Rescue (SAR) systems	Rescue and Mission Control centers	Over 18 Governments Worldwide

Satellite Networks

EMS’s Satellite Networks, or “SatNet,” division offers ground segment equipment for two-way, satellite-based broadband data communications, particularly well suited for multimedia content, using the DVB-RCS open-standard system that EMS helped pioneer. Our design maximizes power and bandwidth efficiency, resulting in superior performance and lower recurring costs for service providers and their end-users. To date, SatNet customers have been satellite service providers providing various specialized services, as well as business enterprises and other organizations having needs for high-speed data connections among widespread facilities, or with facilities in remote locations. Target customers for service providers are typically small businesses, home offices and high-end consumers who are otherwise unable to meet their communications needs due to location, limited access to terrestrial broadband systems, or high levels of required data transmissions. SatNet has also become increasingly involved in national projects in countries to provide high-speed satellite Internet connections for applications such as distance learning and health services.

SatNet has delivered more than 30 systems in Europe, North America and Asia. SatNet supplied Societe Europeene des Satellites (“SES”), which is the world’s largest satellite service provider, with the Return Link Subsystem (“RLSS”) portion of the hub, offered by the SatLynx joint venture among Gilat, SES and Alcatel. SatNet is also working with Alcatel Space to integrate our RLSS’s into systems being marketed to incumbent telecommunications companies offering satellite overlay high-speed Internet services to complement their existing terrestrial networks.

SatNet systems include hubs and end-user satellite interactive terminals. The hubs manage the communications between the satellite and the service provider’s terrestrial network, and also control and coordinate transmissions between the satellite and the individual users’ terminals. These terminals include an outdoor antenna unit and an indoor terminal that connects with the user’s computer. We delivered our first system in 2000. SatNet has since developed lower-cost hubs and hubs that can be used by multiple service providers. SatNet continues to develop

9 of 70

upgraded versions of the terminals, which are available in multiple models and various transmit/receive frequency bands (e.g., Ku/Ku, Ka/Ku, etc). As a result of enhanced design and improved manufacturing techniques, the newer terminals have a significantly lower cost than those from earlier generations.

SatNet hardware is marketed both directly through a small sales force, and also to third-party integrators that incorporate it with their products and services for sale and delivery to service providers.

Products	Key Features/Benefits	Selected Applications	Customers

Hubs	DVB-RCS standards, from one-way platforms to complete gateways, support network and subsystem sizes from under 100 terminals to more than 10,000	TV and Internet services, distance learning	Satellite operators Major government initiatives

Satellite Interactive Terminals (SITs)	DVB-RCS standards, both forward and return channel capabilities; enterprise and Professional Series for different users		Small niche service providers Enterprise networks providers Major corporations

Sales and Marketing

Our Defense & Space Systems unit produces highly technical products that often are custom designed or modified for the particular intended use. For these products, internal personnel with strong engineering backgrounds, including business unit executives, conduct significant sales efforts. Defense & Space Systems also uses independent marketing representatives, both in the U.S. and internationally, selected for their knowledge of specific markets and their ability to provide technical support and ongoing, direct contact with current and potential customers.

The development of major business opportunities for Defense & Space Systems often involves significant bid-and-proposal effort. This work often requires Company-funded, complex, pre-award engineering to determine the technical feasibility and cost-effectiveness of various design approaches.

The customer base for defense and space electronics comprise a relatively small number of large corporations, which are typically first- or second-tier contractors. Our Defense & Space Systems marketing efforts rely on ongoing communications with this base of potential customers, both to determine the customers’ future needs and to inform customers of our capabilities and recent developments. Technical support and service after the sale are also important factors that affect our ability to maintain strong relationships and generate additional sales.

The sales and marketing strategies for our other units involve direct sales to end users, and indirect sales through third parties that often integrate our hardware with their products and services for delivery to end-users. Third parties include: strategic partners, value-added resellers, original equipment manufacturers, and distributors and independent marketing representatives in approximately 35 countries.

LXE maintains a direct sales force of approximately 15 salespersons located across North America and 30 salespersons working through nine international subsidiaries (seven in Europe), all assisted by inside sales and sales support staff. For EMS Wireless, sales and marketing is performed by an internal staff and three regional sales offices in North America, with international sales being handled by two employees based in Atlanta, one in Venezuela and one in Brazil. For marketing of SATCOM products, we rely on our relationships with major airframe manufacturers, avionics manufacturers, a network of completion centers that install aeronautical products, and value-added resellers. SatNet sells through strategic partner integrators, such as Alcatel Space, as well as directly to service providers and enterprise end-users through an internal staff.

Research, Development and Intellectual Property

We conduct substantial research and development activities. Overall, in 2004, 2003 and 2002, we spent $19.0 million, $19.3 million, and $20.4 million, respectively, on internally funded research and development. In addition, our work under government and commercial contracts for new wireless communications hardware often leads to innovations that benefit us on future contracts and product development efforts; most of the costs for this work are included with the overall manufacturing costs for specific orders.

10 of 70

We use both domestic and foreign patents to protect our technology and product development efforts. As of December 31, 2004, we own 74 current U.S. patents, expiring during the years 2005 through 2022, and 85 non-U.S. patents expiring 2006 through 2020. In addition, we have filed pending applications for approximately 50 U.S. and 75 foreign patents, covering various technology improvements and other current or potential products. We have maintained internal patent expertise since 2001, and expect to continue to expand our patent activities. However, we also believe that many of our processes and much of our know-how are more efficiently and effectively protected as trade secrets, and we seek to maintain that protection through the use of employee and third-party non-disclosure agreements, physical controls, need-to-know and other access, disclosure and use restrictions.

Backlog

The backlog of firm orders related to continuing operations at December 31, 2004, was $91.9 million, compared with $83.2 million at December 31, 2003. EMS Wireless, LXE and many SATCOM and SatNet customers typically require short delivery cycles; as a result, these units usually convert orders into revenues within a few weeks, and they do not build up an order backlog that extends substantially beyond one fiscal quarter. However, backlog is very important for Defense & Space Systems, due to the long delivery cycles for its products. The backlog for Defense & Space Systems at December 31, 2004, was $56.0 million compared with $50.1 million at December 31, 2003. Of our Defense & Space Systems backlog at December 31, 2003, $33.2 million was recognized as revenue during 2004.

Manufacturing

For some of our products, particularly those of Defense & Space Systems, we perform extensive manufacturing operations, including the formulation and fabrication of unique ferrite-based ceramic materials, precision machining, and the production of advanced integrated electronic circuitry. For others, we primarily perform final assembly and test manufacturing functions. Our manufacturing strategy is:

•	to perform those functions for which we have special capabilities and that are most critical to quality and timely performance,

•	to equip ourselves with the modern tools we need to perform our manufacturing functions efficiently,

•	to use outside sources for functions requiring special skills that we do not have, or that do not offer attractive returns on internal investment in people and equipment, and

•	to continually seek ways to further improve the cost-effectiveness and time-to-market of our manufacturing operations.

All of our production activities have been ISO 9000-certified. Our facilities, equipment and processes enable us to meet all quality and process requirements applicable to our products under demanding military and space hardware standards, and we are also certified by the Federal Aviation Administration and Transport Canada to manufacture equipment for installation on commercial aircraft.

Materials

Materials used in Defense & Space Systems products consist of magnetic microwave ferrites, metals such as aluminum and brass, permanent magnet materials and electronic components such as motors, servos, transistors, diodes, IC’s, resistors, capacitors and printed circuit boards. Most of the raw materials for the formulation of magnetic microwave ferrite materials are purchased from two suppliers, while permanent magnet materials and space-qualified electronic components are purchased from a limited number of suppliers. Electronic components and metals are available from a larger number of suppliers and manufacturers.

11 of 70

The electronic components and supplies, printed circuit assemblies, and molded parts needed for the standard products produced by our other business units are generally available from a variety of sources. However, LXE systems include barcode scanners in almost all orders, and a significant number of the scanners are purchased from Symbol Technologies, Inc., (“Symbol”) which is also an LXE competitor; however, there are alternative suppliers that manufacture and sell barcode scanners under license agreements with Symbol. We believe that LXE’s competitors also rely on scanning equipment purchased from or licensed by Symbol. In addition, LXE has a license agreement with Symbol that allows it to utilize Symbol’s patented integrated scanning technology in certain products.

Our advanced technology products often require sophisticated subsystems supplied or cooperatively developed by third parties having specialized expertise, production skills and economies of scale. Important examples include critical specialized components and subsystems required for successful completion of particular Defense & Space Systems programs, and application-specific integrated circuitry and computers incorporated in LXE products. In such cases, the performance, reliability and timely delivery of our products can be heavily dependent on the effectiveness of those third parties.

We believe that our present sources of required materials are adequate, and that the loss of any supplier or subassembly manufacturer would not have a material adverse effect on our business as a whole. In the past, shortages of supplies and delays in the receipt of necessary components have not had a material adverse effect on shipments of our established products. However, from time to time, the rollout of new standard products, and our performance on Defense & Space Systems programs, have been adversely affected by quality and scheduling problems with developers/suppliers of critical subsystems. In some cases, these problems have resulted in significant additional costs to us, and in difficulties with our customers. We cannot give any assurances that such problems will not have a material adverse effect on us in the future.

Competition

We believe that each of our business units is an important supplier in its principal markets. However, some of these markets are small and many are highly competitive, and some of our competitors have substantial resources and facilities that exceed ours. We also compete against smaller, specialized firms.

Our Defense & Space Systems unit competes with specialized divisions of large U.S. industrial concerns, such as Boeing, L3 Communications, Harris Corporation, Raytheon, M/A-Com, Heico Corporation, and Titan Corporation, as well as with such non-U.S. companies as COMDEV of Canada, and Chelton, Ltd. of the U.K. Some of these companies, as well as others, are both potential competitors for certain contracts and potential customers on other contracts. In addition, our Defense & Space Systems division experiences competition in the form of existing or potential customers’ choice between developing and manufacturing a product internally or purchasing it from us.

For LXE, principal competitors are Unova, Symbol Technologies, and Psion Teklogix. EMS Wireless competes with large U.S. and international companies, including Andrew Corporation, Powerwave, Radio Frequency Systems (RFS), and Kathrein. In SATCOM’s markets, we compete with Thrane & Thrane, Chelton, Ltd., Tecom, Nera and Qualcomm. In the SatNet market, we compete with EB Nera, Newtec, ViaSat, Gilat and Hughes Network Systems.

We believe that the key competitive factors in all business units are product performance, technical expertise and ongoing support to customers, time-to-market, time-to-ship and adherence to delivery schedules, and price.

Space & Technology/Montreal (Discontinued Operations)

Our Space & Technology/Montreal division designs and manufactures innovative satellite communications products, including satellite payloads, systems, subsystems, antennas and electronic products, and other components designed for use in space and that address the need for reliable, high-speed communications. It has produced payloads and full antenna systems for major communications and remote sensing satellites, as well as robotics for NASA’s Space Shuttle and the International Space Station.

12 of 70

Although this business unit has long been a leading participant in the commercial and civil space industries, both in Canada and internationally, its financial performance has been volatile, often in response to wide swings in commercial space production cycles. It also has required the commitment of substantial managerial and capital resources during periods of vigorous activity and numerous perceived opportunities for our other divisions. As a result, in the third quarter of 2003 we initiated efforts to sell this operating unit. At that time, all of its activities, operations and financial results, which in prior years had been combined with Defense & Space Systems in a single unit for financial reporting purposes, were moved to discontinued operations for all periods presented in our consolidated financial statements, and it is not included in the discussions of our business appearing above.

The sales and marketing for this division is similar to that of our Defense & Space Systems unit, requiring significant bid-and-proposal costs, and relying heavily on technical personnel. The Space & Technology/Montreal backlog at December 31, 2004, was $40.6 million compared with $53.2 million at December 31, 2003.

Our discontinued operations incur research and development costs in response to the unique technical requirements of a customer’s order, and includes most of these costs with the overall manufacturing costs for the order. However, this unit receives significant governmental tax credits and other research and development support that reduces the net cost of these efforts.

The principal competitors for our discontinued operations are Alenia, Harris Corporation, International Rectifier, and ComDev. Its key competitive factors are product performance, technical expertise, on-going customer support, adherence to delivery schedules, and price. The situation for this unit with respect to access to critical materials and subcontracted work is the same as that for our Defense & Space Systems division. Our discontinued operations have approximately 376 employees, of whom approximately 200 hold engineering degrees, including approximately 20 doctorates. Approximately 300 employees are represented by one of three labor unions. Management believes that its relationship with its labor force is good.

This division is housed in a 330,000 square-foot facility, on 19 acres of land, of which approximately 5 acres are undeveloped, in a suburb of Montreal. One-fourth of this facility comprises manufacturing, assembly and laboratory space, including state-of-the-art near-field and far-field test range areas and a subsystem and payload integration area. Three-fourths of the facility is used for engineering and administrative office space. The location in the province of Quebec affords significant research and development tax incentives and credits sponsored by the provincial government.

Employees

As of December 31, 2004, our continuing operations employed approximately 1,000 persons. Approximately 64% of our employees are directly involved in engineering or manufacturing activities. An aggregate of 75 of the approximately 90 employees of our SatNet division, which is located in Montreal, Quebec, are represented by one of three separate labor unions. Management believes that its relationship with its employees is good.

Government Regulation

Certain of our products are subject to regulation by various agencies in both the U.S. and abroad. The radios used in the wireless networks sold by LXE, and in the satellite communications terminals sold by our SATCOM and SatNet divisions, must have various approvals from the Federal Communications Commission (“FCC”) and similar agencies in other countries in which those systems are sold. Our airborne satellite communications equipment requires certifications from the Federal Aviation Administration for installation on civil aircraft. In addition, a large portion of revenues of our Defense & Space Systems division is derived from government end-use contracts that are subject to a variety of federal acquisition regulations, including pricing and cost-accounting requirements, and in many cases to security requirements related to classified military programs. The European Union imposes standards for electrical safety, electromagnetic compatibility, and environmental impact that affect many of our products sold in those countries.

We believe that our products and business operations are in material compliance with current standards and regulations. However, governmental standards and regulations affect the design, cost and schedule for new products. In addition, future regulatory changes could require modifications in order to continue to market certain of our products.

13 of 70

Our products for use in defense applications and in high-performance satellite applications are subject to the U.S. State Department’s International Traffic in Arms Regulations, and as a result we must obtain licenses in order to export these products, or to disclose their non-public design features to persons who are not citizens or permanent residents of the United States. We maintain trained internal personnel to monitor compliance, to educate our personnel on the restrictions and procedures, and to process license applications. At times, the licensing process has prevented us from competing with non-U.S. suppliers on European or Asian space programs, and it also affects the extent to which we can involve our Canadian-based engineers in Defense & Space Systems programs, or use Defense & Space Systems engineers and capabilities to assist our Canadian divisions on their products or programs.

RISK FACTORS

The business operations of EMS involve significant risks and uncertainties that could adversely affect its financial condition, results of operations, and future development, and those risks and uncertainties could also cause a decline or slow growth in the future market value of our shares.

Risks Related to Our Business

In addition to the risk of changes in general economic conditions, both domestic and foreign, which can change unexpectedly and generally affect U.S. businesses with worldwide operations, the risks and uncertainties that may adversely affect us include those set forth below, which we believe to be the most significant risks we face. If any of the following risks actually occurs, our business could be harmed. Additional risks and uncertainties that are not presently known to us, or that we currently consider immaterial, may also impair our operations or results. In all of those cases, the trading price of our common stock could decline, and investors could lose all or part of their investments.

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

Major communications infrastructure programs, such as proposed satellite communications systems or PCS/cellular systems for large urban areas, are important sources of our current and anticipated future revenues. We also participate in a number of large defense programs. Programs of these types cannot proceed unless the customer can raise adequate funds, from either governmental or private sources. As a result, our expected revenues can be adversely affected by political developments or by conditions in private capital markets. Expected revenues can also be adversely affected if private capital markets are not receptive to a customer’s proposed business plans. Large defense programs are often partially funded, requiring periodic further funding approvals, which may be withheld for a variety of political, budgetary or technical reasons, and such multi-year programs can also be terminated by the government. These developments would reduce our sales below the levels we would otherwise be expecting.

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

Our sales of wireless communications could be affected by public health concerns.

Among the factors that could affect the growth of markets for new wireless communications systems is the potential concern about alleged health risks relating to radio frequency (“RF”) emissions. Media reports and some studies have suggested that RF emissions from wireless

14 of 70

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

From time to time we have encountered technical difficulties that have caused delays and additional costs in our technology development efforts. We are particularly exposed to this risk in new product development efforts, and in fixed-price contracts on technically advanced programs in our Defense & Space Systems unit that require novel approaches and solutions. In these cases, the additional costs that we incur are not covered by revenue commitments from our customers, and therefore reduce our earnings. In addition, technical difficulties can cause us to miss expected delivery dates for new product offerings, which could cause customer orders to fall short of expectations. Our products may perform mission-critical functions in space applications. If we experience technical problems and are unable to adhere to a customer’s schedule, the customer could experience costly launch delays or re-procurements from other vendors. The customer may then be contractually entitled to substantial financial damages from us. The customer would also be entitled to cancel future deliveries, which would reduce our future revenues and could make it impossible for us to recover our design, tooling or inventory costs, or our remaining commitments to third-party suppliers.

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

As we regularly develop and introduce new technology, we have a risk that our new products or manufacturing techniques may infringe valid patents held or currently being processed by others. The earliest that the U.S. Patent Office publishes patents is 18 months after their initial filing, and exceptions exist so that some applications are not published before they issue as patents. Thus, we may be unaware of a pending

15 of 70

patent until well after we have introduced an infringing product. In addition, questions of whether a particular product infringes a particular patent can involve significant uncertainty. As a result of these factors, third-party patents may require us to redesign our products and to incur both added expense and delays that interfere with marketing plans. Third-party patents may also, from time to time, create significant expense to defend or pay damages or royalties on infringement claims, or to respond to customer indemnification claims. We are currently engaged in litigation with a patent owner that is alleging that certain of our products infringe its patents, as is described more fully under the heading “Business — Legal Proceedings.”

If our customers are combined through merger or acquisition, their combined purchases of our products may decline or they may increase their price concession demands, adversely affecting our sales or profits.

The telecommunications service provider industry has undergone, and continues to undergo, a significant reduction in the number of service providers as a result of mergers of many of the providers, who typically are purchasers of our products. Business combinations, such as mergers, often lead the combined entity to reduce the number of suppliers it uses. If our customers are combined, they may also demand greater price concessions from their suppliers, which increasingly include the use of reverse auctions. Those actions could cause declines in our revenues and profitability.

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

We have been actively seeking a purchaser for our Space & Technology/Montreal business unit, which is classified as discontinued operations, since 2003. While we believe we have made substantial progress in identifying and working with potential buyers, we do not have an agreement for its sale. At such time as we enter into a sales agreement, its terms may be less favorable to the Company than we currently anticipate, in which case our earnings would be reduced by additional write-downs related to the disposition.

The operation of our Space & Technology/Montreal business unit may cause us to incur additional losses and cash requirements until we succeed in selling that business.

For so long as we hold S&T/Montreal, any losses that it incurs will be reflected in our consolidated financial statements, either through discontinued operations or, should we for any reason cease our efforts to conclude a sale, through continued operations. Also, the operations of S&T/Montreal often result in inconsistent cash collections, and until the unit is sold the funding of any cash deficits will require us to use our credit facilities, which increases our borrowing costs and reduces our ability to use cash and credit resources for other purposes.

16 of 70

We may be unable to sell our Space & Technology/Montreal division on the timetable we have been expecting.

When we decided to seek to sell our Space & Technology/Montreal division, we expected to complete the sale within one year. Although we continue with sales-related activities involving several prospective purchasers, we have not yet sold the division. Management is currently committed to pursuing its plan of sale of this division for an indefinite period in the future. However, if future market conditions for the sale of the division are persistently unfavorable, then generally accepted accounting principles may require that we revise our financial statement presentation and restate our historical financial results to fully consolidate our Space & Technology/Montreal division. In addition, if we are unable to accomplish a sale in the near future, the terms of our debt financing arrangements could be adversely affected due to the higher debt levels and debt-to-equity ratio associated with our ongoing support of the Space & Technology/Montreal division.

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

Many of our products are incorporated into wireless communications systems that are regulated in the U.S. by the Federal Communications Commission and internationally by other government agencies. Changes in government regulations could reduce the growth potential of our markets by limiting either the access to or availability of frequency spectrum. Changes in government regulations could make the competitive environment more difficult by increasing costs or inhibiting our customers’ efforts to develop or introduce new technologies and products. Also, changes in government regulations could substantially increase the difficulty and cost of compliance with government regulations for both our customers and us. All of these factors could result in reductions in our earnings and revenues.

The export license process for space products has become uncertain, increasing the chance that we may not obtain required export licenses in a timely or cost-effective manner.

As a result of 1998 legislation and related regulations, products for use on high-performance commercial satellites are generally included on the U.S. Munitions List and are subject to State Department licensing requirements. The licensing process is time-consuming, and political considerations can increase the time and difficulty of obtaining licenses for export of technically advanced products. The license process may prevent particular sales, and in general has created schedule uncertainties that are encouraging foreign customers, such as those in Western Europe, to develop internal or other foreign sources rather than use U.S. suppliers. If we are unable to obtain required export licenses when we expect them or at the costs we expect, our revenues and profits could be harmed.

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

17 of 70

Economic or political conditions in other countries could cause our revenues or profitability to decline.

International sales significantly affect our financial performance. Approximately $100 million in revenues for fiscal year 2004, or 38% of consolidated revenues, were derived from customers residing outside of the U.S. Adverse economic conditions in our customers’ countries, mainly in Western Europe, Latin America and the Pacific Rim, have affected us in the past, and could adversely affect future international revenues in all of our businesses, especially from our wireless local-area network and PCS/cellular infrastructure businesses. Unfavorable currency exchange rate movements can adversely affect the marketability of our products by increasing the local-currency cost. In addition to these economic factors directly related to our markets, there are risks and uncertainties inherent in doing business internationally that could have an adverse effect on us, such as potential adverse effects of political instability or changes in governments, of changes in foreign income tax laws, and of restrictions on funds transfers by us or our customers, as well as of unfavorable changes in laws and regulations governing a broad range of business concerns, including proprietary rights, legal liability, and employee relations. All of these factors could cause significant harm to our revenues or profitability.

Research incentives from the Canadian government subject to financial and scientific audits could be disallowed.

Research incentives from the Canadian government are subject to financial and scientific audits by the Canadian government concerning whether certain expenses qualify for incentive programs. Historically, these audits have not resulted in disallowances that had a material effect on the benefits recognized in the financial statements. However, prior years remain open to audit, and a significant level of disallowances in the future could have an unfavorable effect on our consolidated statements of operations.

Unfavorable currency exchange rate movements could result in foreign exchange losses and cause our profitability to decline.

We have international operations, and we can use forward currency contracts to reduce — but not entirely eliminate — the earnings risk from holding certain assets and liabilities in different currencies. Furthermore, our SATCOM division derives a major portion of its sales from agreements with U.S. customers in U.S. dollars; a stronger Canadian dollar increases our costs relative to our U.S. revenues, and we are unlikely to recover these increased costs through higher U.S.-dollar prices due to competitive conditions. As a result of these factors, our financial results will continue to have an element of risk related to foreign exchange.

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

18 of 70

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

Most of our products carry warranties of between 1 and 3 years; however, we have some products with warranties of up to 10 years, and we depend on our reputation for reliability and customer service in our competition for sales. If our products are returned for repair or replacement under warranty or otherwise under circumstances in which we assume responsibility, we can incur significant costs that may be in excess of the reserves that we have established based on our historical warranty cost levels. In that case, the additional costs would reduce our earnings.

Changes in our consolidated effective income tax rate and the related effect on our results can be difficult to predict far in advance.

We earn taxable income in various tax jurisdictions around the world. The rate of income tax that we pay in each jurisdiction can vary significantly, due to differing income tax rates and benefits that may be available in some jurisdictions and not in others. In particular, our earnings in Canada are subject to very low income taxes due to the substantial pool of research-related tax incentives that we have accumulated. As a result, our overall effective income tax rate depends upon the relative annual income that we expect to earn in each of the tax jurisdictions where we do business. Our expectations for consolidated earnings before taxes could remain unchanged, but income tax expenses and net earnings could still increase or decrease, depending upon changes in where we expect to earn income.

Our business and revenue growth could be limited by our inability to obtain additional financing.

Our current cash and available credit facilities are not large enough to finance either potential growth in certain business areas, or significant synergistic acquisitions to complement our technical and product capabilities. We would need significant sources of financing to support any large acquisitions that we believed would contribute to our growth and profitability. We may not be able to secure sufficient credit or other financing, on acceptable terms, to support our growth objectives.

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

To support growth, we may continue in the future to make acquisitions of and investments in businesses, products and technologies that could complement or expand our businesses. However, if we should be unable to successfully negotiate with a potential acquisition candidate, finance the acquisition, or effectively integrate the acquired businesses, products or technologies into our existing business and products, we could be adversely affected. Furthermore, to complete future acquisitions, we may issue equity securities, incur debt, assume contingent liabilities or the risk of unknown liabilities, and may incur amortization expenses and write-downs of acquired asset as a result of future acquisitions, which could cause our earnings per share to decline.

19 of 70

Risks Related to our Common Stock

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

The quarterly earnings contributions of some of our business units are heavily dependent on customer orders or product shipments in the final weeks or days of the quarter. Due to some of the risks related to our business discussed above, it can be difficult for us to predict the timing of receipt of major customer orders, and we are unable to control timing decisions made by our customers. This can create volatility in quarterly results, and hinders our ability to determine before the end of each quarter whether quarterly earnings will in fact meet prevailing expectations. The market price for our shares is likely to be adversely affected by quarterly earnings results that are below analyst and market expectations.

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

20 of 70

Provisions in our governing documents and law could prevent or delay a change of control not supported by our Board of Directors.

Our shareholder rights plan and provisions of our amended and restated articles of incorporation and amended bylaws could make it more difficult for a third party to acquire us. These documents include provisions that:

•	allow our shareholders the right to acquire common stock from us at discounted prices in the event a person acquires 20% or more of our common stock or announces an attempt to do so without our Board of Directors’ prior consent;

•	authorize the issuance of up to 10,000,000 shares of “blank check” preferred stock by our Board of Directors without shareholder approval, which stock could have terms that could discourage or thwart a takeover attempt;

•	limit who may call a special meeting of shareholders;

•	require unanimous written consent for shareholder action without a meeting;

•	establish advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted upon at shareholder meetings;

•	adopt the fair price requirements and rules regarding business combinations with interested shareholders set forth in Article 11, Parts 2 and 3 of the Georgia Business Corporation Code; and

•	in certain cases impose special voting requirements amend any of the foregoing provisions.

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

21 of 70

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

Don T. Scartz, age 62, was elected Executive Vice President of the Company in February 2003, and is also Chief Financial Officer (since 1995) and Treasurer (since 1981). He served as Senior Vice President from 1995 to 2003, as Vice President-Finance from 1981 to 1995, and as Secretary from 1982 to 1991. He joined the Company as Controller in 1978. He also serves as the principal financial officer of each of the Company’s operating subsidiaries. He served as Director of the Company from 1995 to 2003.

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

Jay R. Grove, age 42, is a Vice President of the Company, and Senior Vice President and General Manager of the Defense & Space Systems division. He accepted this position upon joining the Company in January 2001. Formerly, he was Director of Mobile SATCOM Systems for ViaSat, Inc., a California-based provider of advanced satellite communications, defense electronics, and wireless signal-processing equipment. Prior to his tenure at ViaSat, Mr. Grove contributed in management, marketing, and system engineering roles for defense electronics applications at Lockheed-Martin in Nashua, NH and TRW, Inc. in San Diego, CA.

Alan L. Haase, age 44, is Vice President of the Company, and Senior Vice President and General Manager, Space & Technology/Montreal (since 2003). Previously, he served as President (2000-2003), Chief Executive Officer (2000-2003) and Chief Strategy Officer (2002-2003) of SkyCross, Inc., a Melbourne, FL-based designer and manufacturer of antennas and other RF equipment for wireless telecommunications products. From 1998 until 2000, Mr. Haase was a senior officer at Andrew Corporation, a major manufacturer of radio and microwave transmission equipment, serving as Vice President of its Terrestrial Microwave Systems unit and also as Group President — Communications Products.

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

Donald F. Osborne, age 45, is a Vice President of the Company, and Senior Vice President and General Manager for the Satellite Networks division (since 2003). Prior to that position, he served as Senior Vice President and General Manager of the Space & Technology/Montreal operations. He joined the Company in January 1999, when the Company acquired the Spar Satellite Products business, where Mr. Osborne had been Vice President, Marketing since 1986. Mr. Osborne joined Spar in 1983 as a mechanical engineer.

***********************

22 of 70

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

The Company’s Canadian divisions lease approximately 69,000 square feet of office and manufacturing space, primarily for SATCOM’s operations, located in Ottawa, Ontario (lease expiring in 2007), and 33,000 square feet of office and manufacturing space for SatNet operations located in Montreal (lease expiring in 2009). The Company’s assets held for sale include a 330,000 square-foot facility on 19 acres of land, of which approximately 5 acres are undeveloped, in a suburb of Montreal. This facility houses the Space & Technology/Montreal division. One-fourth of this facility comprises manufacturing, assembly and laboratory space, including advanced near-field and far-field test range areas and a subsystem and payload integration area. Three-fourths of the facility is used for engineering and administrative office space. The facility’s location in the province of Quebec affords it significant tax incentives and credits sponsored by the provincial government.

The Company’s EMS Wireless division leases an 11,000 square-foot manufacturing facility in Curitiba, Brazil, from its local industrial partner (a manufacturer of antenna towers for wireless telecommunications). The lease is annually renewable, and management expects to continue the lease on terms comparable to those of the current lease.

The Company has leased several small sites in the U.S., U.K., Europe, Singapore and Australia for LXE sales offices and a SATCOM engineering facility. If any of these leases were terminated, the Company believes that it could arrange for comparable replacement facilities on favorable terms.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

23 of 70

Part II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of EMS Technologies, Inc. is traded in the over-the-counter market (NASDAQ symbol ELMG). At March 10, 2005, there were approximately 500 shareholders of record, and the Company believes that there were approximately 3,600 beneficial shareholders, based upon broker requests for distribution of Annual Meeting materials. The price range of the stock is shown below:

	2004 Price Range		2003 Price Range
	High	Low	High	Low
First Quarter	$26.31	16.47	$18.39	11.30
Second Quarter	23.25	17.50	15.03	10.00
Third Quarter	19.81	13.84	19.24	12.96
Fourth Quarter	18.59	14.86	22.64	16.86

The Company has never paid a cash dividend with respect to shares of its common stock, and has retained its earnings to provide cash for the operation and expansion of its business. The Company cannot currently declare or make any cash dividends due to restrictions in its revolving credit agreement. Future dividends, if any, will be determined by the Board of Directors in light of the circumstances then existing, including the Company’s earnings and financial requirements and general business conditions.

24 of 70

ITEM 6. Selected Financial Data

(in thousands, except	Years ended December 31
earnings (loss) per share)	2004	2003	2002	2001	2000
Net sales	$260,418	256,213	235,771	201,391	186,800
Cost of sales	169,619	163,744	151,172	132,153	122,161
Selling, general and administrative expenses	62,835	57,851	51,374	43,962	39,413
Research and development expenses	18,953	19,278	20,372	20,435	14,682
Contract reserve adjustment	—	—	(3,500)	3,500	—
Write-down of NetSat 28 assets	—	—	—	—	2,891

Operating income	9,011	15,340	16,353	1,341	7,653
Non-operating income (expense)	949	360	(58)	565	173
Foreign exchange (loss) gain	(471)	(446)	390	(14)	—
Interest expense	(2,676)	(2,147)	(2,329)	(3,488)	(3,450)

Earnings (loss) from continuing operations before income taxes	6,813	13,107	14,356	(1,596)	4,376
Income tax (expense) benefit	(2,453)	(4,237)	(4,699)	1,641	(984)

Earnings from continuing operations before accounting change	4,360	8,870	9,657	45	3,392
Discontinued operations:
Gain/(loss) from discontinued operations	(4,625)	(50,614)	(1,596)	5,643	1,418
Income tax benefit (expense)	457	4,352	526	(821)	(319)

Earnings (loss) before accounting change	192	(37,392)	8,587	4,867	4,491
Cumulative effect of change in accounting principle	—	—	—	(351)	—

Net earnings (loss)	$192	(37,392)	8,587	4,516	4,491

Earnings (loss) per share:
Basic:
From continuing operations	$0.39	0.83	0.91	0.01	0.39
From discontinued operations	(0.37)	(4.32)	(0.10)	0.51	0.12
Cumulative effect of change in accounting principal	—	—	—	(0.04)	—

Net earnings (loss)	$0.02	(3.49)	0.81	0.48	0.51

Diluted:
From continuing operations	$0.39	0.82	0.90	0.01	0.38
From discontinued operations	(0.37)	(4.29)	(0.10)	0.50	0.12
Cumulative effect of change in accounting principal	—	—	—	(0.04)	—

Net earnings (loss)	$0.02	(3.47)	0.80	0.47	0.50

Weighted average number of shares:
Common	11,094	10,702	10,561	9,464	8,766
Common and dilutive common equivalent	11,237	10,785	10,731	9,563	8,912

	As of December 31
	2004	2003	2002	2001	2000
Working capital related to continuing operations (1)	$89,314	46,123	44,419	51,789	44,388
Total assets	255,078	228,549	256,303	236,816	216,113
Long-term debt, excluding current installments	57,992	15,537	18,759	30,739	36,591
Stockholders’ equity	126,021	120,042	145,985	132,321	111,429

No cash dividends have been declared or paid during any of the periods presented.

(1)	Working capital for the Company including discontinued operations was as follows (in thousands): $87,949, $45,201, $67,405, $67,541 and $54,590 for 2004, 2003, 2002, 2001 and 2000, respectively.

25 of 70

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview:

We design, manufacture and market products that are important in many kinds of wireless communications. We focus on the needs of the mobile information user, with an increasing emphasis on broadband applications for high-data-rate, high-capacity wireless communications.

Following is a summary of significant factors affecting the Company in 2004:

For continuing operations:

•	Consolidated sales increased slightly in 2004, with sales growth at the LXE and Defense & Space Systems divisions being largely offset by sales declines at EMS Wireless and SATCOM.

•	We believe that EMS Wireless’s antenna markets were unfavorably affected in 2004 by telecom industry consolidation. We believe that SATCOM’s markets have continued to grow, and the 2004 revenue total — the second highest on record — would have compared very favorably with any other prior year except 2003, when SATCOM achieved record sales, in part on the strength of new U.S. defense applications.

•	LXE, Defense & Space Systems, and SATCOM remained significantly profitable in 2004, but the start-up SatNet division had a net loss of $3.7 million for the year. SatNet competes in an emerging market, which requires significant investment in R&D despite the inherent uncertainty of the timing of new orders. Subsequent to the end of 2004, we announced plans to restructure our participation in the SatNet business by investigating joint ventures and other strategic options.

•	Our effective income tax rate increased to 36% in 2004 due to lower profits earned in Canada, where we have a very low effective tax rate.

For discontinued operations:

•	We continued to pursue a formal plan to dispose of our Space & Technology/Montreal division. Accordingly, we accounted for this division as discontinued operations.

•	Space & Technology/Montreal reported a net after tax loss of $2.3 million, but a significant factor in this result was the accrual of foreign exchange adjustments on several long-term contracts, due to the presently unfavorable effect of a weak U.S. dollar versus the Canadian dollar. Additionally during the year, we accrued a $1.7 million charge to write down the assets held for sale to their estimated fair value.

Results of Operations

Most revenues were derived from commercial and international markets (86% in 2004, 87% in 2003 and 81% in 2002), as compared with sales for U.S. government end-use. More revenues were derived from sales to systems integrators, third-party manufacturers and distributors than from sales directly to end-users.

Net Sales

Consolidated net sales increased to $260 million in 2004, compared with $256 million in 2003 and $236 million in 2002. For 2004 compared with 2003, the largest growth occurred in the LXE and Defense & Space Systems segments. For LXE, the increase is due to increased hardware unit sales and service revenues in both North America and our international markets as a result of our market leadership with respect to the introduction of new products and the benefit of favorable exchange rates for the Euro and other foreign currencies versus the U.S. dollar. For the Defense & Space Systems segment, the increased sales reflect substantial new orders in 2004 related to the growth of specific opportunities for commercial application of our

26 of 70

antenna technologies. The combined sales increase at LXE and Defense & Space Systems was offset by declines in sales at the EMS Wireless and SATCOM segments in 2004. We believe that EMS Wireless’s antenna markets were unfavorably affected in 2004 by telecom industry consolidation. SATCOM’s 2004 revenues were the second highest in the segment’s history, but this total was still less than the record revenue level set in 2003, when orders benefited from new U.S. defense applications of SATCOM products.

For 2003 compared with 2002, the most significant growth occurred in the LXE and SATCOM segments. For LXE, the increase in sales was due to favorable European market conditions and currency exchange rates, as well as the introduction of new products and new partner and service programs. For the SATCOM segment, the increase in sales was mainly due to higher unit sales of aeronautical and land mobile terminals for new U.S. defense applications.

Net Sales and Operating Income by Segment

Our segment net sales and operating income (loss) were as follows (in thousands):

	Years ended December 31
	2004	2003	2002
Net sales:
Defense & Space Systems	$50,051	49,381	54,210
Less sales to discontinued operations	(236)	(1,819)	(1,431)

Defense & Space Systems external sales	49,815	47,562	52,779
LXE	111,575	101,075	88,229
EMS Wireless	45,418	51,381	48,001
SATCOM	39,693	44,736	32,724
SatNet	14,184	12,572	14,153
Less sales to discontinued operations	(284)	—	—

SatNet external sales	13,900	12,572	14,153
Other	17	(1,113)	(115)

Total	$260,418	256,213	235,771

Operating income (loss):
Defense & Space Systems	$2,614	3,915	5,010
Contract reserve adjustment	—	—	3,500

Subtotal	2,614	3,915	8,510
LXE	7,262	6,966	4,797
EMS Wireless	(720)	2,529	2,432
SATCOM	1,713	5,026	3,962
SatNet	(2,921)	(2,100)	(1,824)
Corporate & other	1,063	(996)	(1,524)

Total	$9,011	15,340	16,353

Defense & Space Systems: Orders for long-term defense contracts have generally increased in 2004, 2003, and 2002, resulting not only in revenue growth over this period, but a record backlog of defense orders at the end of 2004, which totaled almost $33 million. We believe the growing orders activity in defense relates to the U.S. military’s commitment to enhance its communications, radar and electronic warfare capabilities. Sales in 2004 also increased due to increasing activity on non-defense orders, including significant work to supply antennas for systems that provide live television on commercial aircraft. For 2003 compared with 2002, overall segment sales decreased due to a drop in non-defense orders in 2003.

LXE: Net sales for the LXE segment increased in 2004 from 2003 and 2002, and we believe the growth over this period has been due to the continued expansion of our product line of rugged computers for logistics, to our favorable position as a market leader, and to new partner and service programs. Additionally, we believe that market conditions and currency exchange rates have benefited our international customers’ purchasing power, which enhanced the marketability of our products.

27 of 70

EMS Wireless: Net sales decreased in 2004 compared with 2003 due to lower capital spending by our customers, which we believe related to uncertainty during a period of consolidation in the telecom industry. As a result, U.S. sales from the base station antenna product line decreased by one-third in 2004 from 2003. However, the unfavorable effect of lower antenna sales was somewhat offset by substantial growth in the sales of repeaters, which set a new record for sales in 2004. Sales of antennas manufactured in our Brazilian subsidiary were also higher in 2004 compared with 2003, reflecting a build-out of wireless networks in Latin American markets.

In 2003, net sales increased as compared with 2002 due to greater unit sales of repeater products, which more than offset slightly lower antenna sales in 2003 due to a lower level of rollout activity by the major U.S. wireless service providers.

SATCOM: Most of SATCOM’s sales over the three years ended December 31, 2004 have been for installation of our products on military command aircraft and on corporate jets. SATCOM’s 2004 revenue total — the second highest on record — would have compared very favorably with any prior year other than 2003, when SATCOM achieved record sales on the strength of new U.S. defense applications.

The increase in SATCOM’s sales in 2003 from 2002 was due to the continued growth of unit sales of high-speed data aeronautical terminals and land-mobile portable terminals. Sales of aeronautical terminals, especially in the earlier part of 2003, benefited from demand for enhanced mobile communications capabilities for senior U.S. military commanders.

SatNet: This segment is our start-up venture providing DVB-RCS-standard hubs and terminals for broadband communications via satellite. There were higher net sales in 2004 compared with 2003. Although sales of hubs were relatively flat when comparing the two periods, there was a significant increase in the number of terminals sold in 2004, as current systems customers expand their business base.

Sales of hubs were higher in 2003 as compared with 2002, however, overall sales declined because there were lower sales of terminals in 2003.

Cost of Sales

Cost of sales, as a percentage of consolidated net sales, was 65% in 2004, 64% in 2003 and 64% in 2002. In 2004, a significant factor in the increase in the cost of sales percentage was the unfavorable effect of a stronger Canadian dollar on the costs associated with the Canada-based SATCOM and SatNet segments. Increases were somewhat offset by staff reductions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”), as a percentage of consolidated net sales, has increased somewhat, to 24% in 2004, from 23% in 2003 and 22% in 2002. One of the main factors for successive increases in SG&A has been higher selling and marketing expenses in support of sales growth at LXE, SatNet, and SATCOM. Additionally, SG&A has increased due to the strengthening of the Canadian dollar and Euro versus the U.S. dollar, which has raised the translated U.S. dollar equivalent of SG&A expenses incurred outside the U.S. Increases were somewhat offset by staff reductions.

Research and Development Expenses

Research and development expenses (“R&D”) represent the cost of our internally funded efforts. Significant R&D efforts also occur under specific customer orders in the Defense & Space Systems segment and, accordingly, are reflected in cost of sales. We have reported successive moderate decreases in R&D during 2004, 2003 and 2002. These decreases were planned as major development efforts, such as development of high-speed aeronautical terminals for SATCOM, enhanced product designs for SatNet, and new repeater products for EMS Wireless were completed.

28 of 70

Contract Reserve Adjustment

In 2001, we had accrued a $3.5 million contract reserve for potential settlement of an agreement to supply broadband aeronautical antennas to a customer. In 2002, that customer was acquired, and we subsequently negotiated a new long-term supply agreement with the acquiring company. Based on the terms of this new agreement and the strong financial position and creditworthiness of the acquiring company, we concluded that we no longer needed the $3.5 million reserve. The elimination of this reserve resulted in a consolidated statement of operations benefit in the fourth quarter of 2002.

Non-Operating Income

The most significant element of non-operating income for 2004 was a $938,000 pre-tax gain for the sale of unutilized real estate adjoining our facility in Montreal.

Foreign Exchange Gain (Loss)

We recognize foreign exchange gains and losses related to an asset or liability denominated in a foreign currency and, if applicable, any embedded derivatives. We use foreign currency denominated forward contracts to hedge our exposure to fluctuations in foreign currency exchange rates.

Many of our Canadian operations’ contracts with our customers are in U.S. dollars, and foreign exchange losses result from a weaker U.S. dollar against the Canadian dollar. Our Canadian operations also do a significant amount of business in the United Kingdom, and foreign exchange losses result from a weaker Canadian dollar against the British pound.

We also recognize net gains and losses from translation of the LXE European subsidiaries’ short-term intercompany liabilities, payable in U.S. dollars. These liabilities arise when the subsidiaries buy hardware from the parent for resale in Europe. A weaker U.S. dollar against the Euro usually results in foreign exchange gains.

The Company enters into forward currency contracts to reduce the level of gains and losses from changes in foreign currency exchange rates. Net of the effect of these forward contracts, the Company reported net foreign currency losses in 2004 and 2003 of $471,000 and $446,000 respectively, which was mainly the result of a weaker U.S. dollar against the Canadian dollar. In 2002, the net foreign currency gain of $390,000 resulted primarily from a period during the year when the U.S. dollar strengthened against the Canadian dollar.

Interest Expense

Interest expense increased to $2.7 million in 2004, up from $2.1 million in 2003 and $2.3 million in 2002. The increase in 2004 from 2003 resulted mainly from an increase in the U.S. prime rate and in LIBOR, as well as approximately $200,000 of bank fees associated with the extension of our previous revolving loan agreement and the new revolving credit loan initiated in December of 2004. The decrease in 2003 from 2002 was due to lower interest rates and to lower debt levels as a result of positive cash flow. The average interest rate on the Canadian revolving credit loan did not change significantly, as the decline in the Canadian prime rate was offset by the increase in pricing of the facility based on the amendments to the Canadian credit agreement.

Income Tax Expense

The main factor affecting our consolidated effective income tax rate each year is the relative proportion of taxable income that we earn in Canada, where we have a much lower effective rate than in the U.S. or other locations due to tax benefits for research-related expenditures. In 2004, we had a net taxable loss in Canada, because SatNet’s loss exceeded SATCOM’s earnings; because of our low effective rate in Canada, we recorded a small income tax benefit related to the net Canadian loss. In addition, all of our remaining income was earned in the U.S. and

29 of 70

other jurisdictions where we incur a higher income tax rate than in Canada. As a result, our overall effective rate was 36% in 2004, as compared with 32% in 2003 and 33% in 2002, when we earned substantially more of our taxable income in Canada. In 2005, we expect the effective income tax rate to be similar to the rate reported in 2004.

Loss from Discontinued Operations

The $4.6 million loss from discontinued operations in 2004 related mainly to two factors affecting the Space & Technology/Montreal division that is held for sale: two large commercial space contracts experienced a combined $2.8 million of losses due to technical and supplier difficulties, and we recorded an additional $1.7 million charge to write down the value of assets held for sale to their estimated fair value less costs to dispose. The $50.6 million loss in 2003 reflected approximately $34 million of losses at Space & Technology/Montreal from additional costs and reserve provisions for legacy commercial space programs, and additional costs of downsizing. Also in 2003, we recorded a $13.5 million charge to write down the Space & Technology/Montreal assets to estimated fair value less costs to dispose, and a $2.9 million loss related to the sale in 2003 of our healthcare product line. The $1.6 million loss in 2002 related to losses on commercial space contracts at Space & Technology/Montreal.

Liquidity and Capital Resources

During 2004, net cash provided by continuing operating activities was $13.9 million, compared with $16.3 million in 2003 and $16.3 million in 2002. The Company purchased $7.0 million in fixed assets during 2004 and paid $1.8 million related to acquisitions. The Company received proceeds of $2.9 million from the sale of assets, which included $735,000 related to the sale of stock and $2.2 million related to the sale of unused land in Montreal.

During 2004, the net borrowing of long-term debt was $5.3 million which included proceeds of $4.7 million deposited at a Canadian bank as collateral for outstanding letters of credits and foreign currency forward contracts. Such amounts were classified as restricted cash on the Company’s consolidated financial statements. Most of this cash collateral will become available to the Company in the first half of 2005 as the underlying letters of credit and forward contacts expire or are settled. Approximately $1.1 million was paid for loan closing fees associated with the new debt agreement which will be amortized over the term of the loan (3 years).

In December 2004, the Company entered into a new debt facility with an aggregate borrowing capacity of $55.0 million under a senior secured revolving credit agreement. This new agreement replaced the previous revolving credit loans with a U.S. bank and a Canadian bank. Under the new agreement, the Company had $25.0 million in total capacity for borrowing in the U.S. and $30.0 million in total capacity for borrowing in Canada at the end of the year. The new U.S. revolver facilities are secured by substantially all tangible and intangible assets, with certain exceptions for real estate that secures existing mortgages and other permitted liens. The new revolver matures in three years with no principal payments required until maturity.

Interest under both the U.S. and the Canadian revolving loans are, at the Company’s option, a function of either the bank’s prime rate or LIBOR. A commitment fee equal to .50% per annum of the daily average unused credit in both the U.S. and Canada is payable quarterly.

At December 31, 2004, the Company had $3.3 million available for borrowing in the U.S. and $3.6 million available for borrowing in Canada under the revolving credit agreement after current borrowings and outstanding letters of credit. In addition, the new debt agreement requires the Company to maintain an aggregate reserve of $5.0 million in unused revolving credit and cash related to an S&T/Montreal contract.

The revolving credit agreement includes a covenant that establishes a quarterly minimum required consolidated net worth. The minimum consolidated net worth required at December 31, 2004 was approximately $113 million, as compared with the reported consolidated net worth of approximately $126 million. Other covenants under the agreement include a maximum ratio of total funded debt to historical earnings before interest, taxes, depreciation, and amortization (EBITDA) and a minimum ratio of historical EBITDA less capital expenditures and taxes paid to specified fixed charges, mainly interest and scheduled principal repayments under all debt agreements. There are various other debt covenants that are customary in such borrowings. The agreement also restricts the ability of the Company to declare or make cash dividends. At December 31, 2004, the Company was in compliance with these covenants.

30 of 70

On February 11, 2005, the Company amended its U.S. and Canadian revolving credit agreements to increase the aggregate borrowing capacity from $55.0 million to $65.0 million, and to add another financial institution in the U.S. and in Canada to the group of creditors in the agreement. Under this amendment, the aggregate borrowing capacity of the revolving credit agreement is $32.5 million in both the U.S. and Canada.

During the year, the Company received $3.7 million from the exercise of stock options, net of withholding taxes paid.

During 2004, discontinued operations (the Space & Technology/Montreal division, which is held for sale) used net cash of $11.3 million.

The Company expects that capital expenditures in 2005 will range from $11 million to $13 million. These expenditures will be used primarily to purchase equipment that increases or enhances capacity and productivity.

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

Following is a summary of the Company’s material contractual cash commitments as of December 31, 2004 (in thousands):

	Payments due by period
		Less than			After 5
Contractual obligations	Total	1 year	1-3 years	4-5 years	years
Long-term debt, excluding capital lease obligations	$60,682	2,980	45,908	2,485	9,309
Interest on outstanding long-term debt (a)	15,630	4,061	7,598	1,638	2,333
Capital lease obligations	815	519	296	—	—
Operating lease obligations	13,237	4,421	6,681	2,135	—
Deferred compensation agreements	213	—	—	—	213
Foreign currency forward contracts, net	202	202	—	—	—

Total contractual cash obligations	$90,779	12,183	60,483	6,258	11,855

(a) Assumes that the revolving loan balances and related variable interest rates remain unchanged from December 31, 2004 until the loan matures in December of 2007.

Following is a summary of the Company’s purchase commitments as of December 31, 2004 (in thousands):

		Less than			After 5
Purchase commitments	Total	1 year	1-3 years	4-5 years	years
Continuing Operations	$20,565	20,529	36	—	—
Discontinued Operations	$8,070	7,787	283	—	—

Purchase commitments primarily represent existing commitments under purchase orders or contracts to purchase inventory and raw materials for our products. Most of these purchase orders and contracts can be terminated for a fee that is either fixed or based on when termination occurs.

31 of 70

Following is a summary of the Company’s material other commercial commitments as of December 31, 2004 (in thousands):

	Amount of commitment expiration per period
		Less than			After 5
Other commercial commitments	Total	1 year	1-3 years	4-5 years	years
Standby letters of credit as performance guarantees	$8,761	8,584	107	70	—

We have deposited $4.7 million at a Canadian bank as collateral for a portion of the above standby letters of credit and for outstanding foreign currency forward contracts. Such balances are classified as restricted cash on the Company’s consolidated balance sheet.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which often requires the judgment of management in the selection and application of certain accounting principles and methods. We consider the following accounting policies to be critical to understanding our consolidated financial statements, because the application of these policies requires significant judgment on the part of management, and as a result, actual future developments may be different from those expected at the time critical judgments are made.

Revenue recognition on long-term contracts

Revenue recognition for fixed-price, long-term contracts in the Defense & Space Systems and SATCOM segments, as well as the Space & Technology/Montreal operations currently held for sale, is a critical accounting policy involving significant management estimates. These segments’ long-term contracts use the ratio of cost-incurred to total-estimated-cost as the measure of performance that determines how much revenue should be recognized (percentage of completion method of accounting). The determination of total-estimated-cost relies on engineering estimates of the cost to complete the contract, with allowances for identifiable risks and uncertainties. These engineering estimates are frequently reviewed and updated. However, unforeseen problems can occur to substantially reduce the rate of future revenue recognition in relation to costs incurred. As of December 31, 2004, the Company had recognized a cumulative total for continuing operations of $24.3 million in revenues under percentage of completion method of accounting, but which revenues were unbilled as of that date due to the billing milestones specified in the respective customer contracts.

Two large contracts in discontinued operations that were accounted for under percentage completion accounting experienced technical and supplier difficulties, resulting in increases to the estimated cost at completion totaling over $8 million in 2003 and over $2.8 million in 2004. The Company provided reserves for identified risks that could cause cost increases in the future. The larger of the two contracts was very near completion at the end of 2004, but on the remaining smaller contract, there is a risk that further unforeseen difficulties could cause increases to the cost at completion that exceed the Company’s provisions, resulting in further losses.

Accounting for government research incentives

Our accrual of research incentives from the Canadian government is a critical accounting policy involving management estimates for Space & Technology/Montreal. These incentives are in the form of a cash reimbursement for a portion of certain qualified research expenditures. Incentives are recorded as a reduction of cost of sales, because the underlying research efforts primarily apply to development of technological capabilities for specific business opportunities. For the year ended December 31, 2004, total incentives earned were approximately $3.7 million, compared with $2.2 million for the year ended December 31, 2003. We have established procedures to identify qualified costs and to submit appropriate claims for reimbursement; all of these claims are subject to financial and scientific audits by the Canadian government concerning whether certain expenses qualified for incentive programs. Although there have historically been no significant disallowances of previously accrued incentives that resulted from these audits, such disallowances in the future would have an unfavorable effect on our statement of operations.

Inventory valuation

Management assesses inventory valuation based upon an analysis of the aging of the inventory and assumptions that management develops concerning how the value of inventory for specific products, markets or applications may decrease over time. Inventory write-downs are accounted for as adjustments to the related inventory’s cost basis, and reserves are reduced only upon subsequent sale or disposal of the inventory, rather than an improvement in the inventory aging.

32 of 70

Evaluation of long-lived assets for impairment

All long-lived assets on the consolidated balance sheet are periodically reviewed for impairment. If an indication of impairment arises, we test recoverability by estimating the cash flows expected to result from the long-lived assets under several different scenarios, including the potential sale of assets, as well as continuing to hold the assets under several different kinds of business conditions. No long-lived assets that were classified as “held and used” were determined to be impaired as of December 31, 2004.

In the third quarter of 2003, the assets related to the Space & Technology/Montreal division and the healthcare product line were reclassified from “assets held and used” to “assets held for sale” due to a decision to dispose of these operations. As a result, these business components were accounted for as discontinued operations, and the net assets held for sale were written down to their estimated fair values upon disposal. Based on discussions in the third quarter of 2004 with potential purchasers concerning the probable market value of the Space & Technology/Montreal division, EMS recorded an additional $1.7 million valuation allowance in 2004 to reflect the revised estimate of the fair value, less cost to sell, of this division.

Our less-than-5% equity investment in a limited partnership, SkyBridge LLP is included in the assets reclassified to “assets held for sale”. The objective of this investment, which was initially acquired in connection with the Company’s acquisition of the Space & Technology/Montreal operations in 1999, is to enable the Space & Technology/Montreal division to participate as a hardware provider in the development and implementation by SkyBridge of a satellite network to provide high-data-rate wireless services.

Establishment of reserves for deferred income tax assets

It is management’s current expectation that our Canadian operations will earn more than enough research-related tax benefits each year to offset any future Canadian federal tax liability for any given year. As a result, we have reserved substantially all the net deferred tax assets associated with these research-related tax benefits (totaling approximately $41 million at December 31, 2004), because they are unlikely to be realized. However, this reserve may be reduced — resulting in an income tax benefit to a future consolidated statement of operations — if (1) our profitability in Canada increases, which would increase the tax liability incurred in future years, or (2) the level of our qualified research in Canada decreases, which would lower the tax benefits earned in future years.

Risk Factors and Forward-Looking Statements

The Company has included forward-looking statements in management’s discussion and analysis of financial condition and results of operations. Actual results could differ materially from those suggested in any forward-looking statements as a result of a variety of factors. Such factors include, but are not limited to:

•	uncertainties related to identifying a purchaser of the Space & Technology/Montreal division, as well as external market conditions and internal priorities and constraints that could affect a purchaser’s willingness and ability to complete the transaction on terms and timing expected by the Company (in the event a suitable purchaser is not identified, the Space & Technology/Montreal operations would, during 2005, be reclassified back into continuing operations, and prior-year financial statements would be restated to reflect that status);

•	economic conditions in the U.S. and abroad and their effect on capital spending in the Company’s principal markets;

•	difficulty predicting the timing of receipt of major customer orders, and the effect of customer timing decisions on our quarterly results;

•	U.S. defense budget pressures on near-term spending priorities;

•	uncertainties inherent in the process of converting contract awards into firm contractual orders in the future;

•	volatility of foreign exchange rates relative to the U.S. dollar and their effect on purchasing power by international customers, and the cost structure of the Company’s non-U.S. operations, as well as the potential for realizing foreign exchange gains and losses associated with non-U.S. assets or liabilities held by the Company;

33 of 70

•	successful resolution of technical problems, proposed scope changes, or proposed funding changes that may be encountered on contracts;

•	changes in the Company’s consolidated effective income tax rate caused by the extent to which actual taxable earnings in the U.S., Canada and other taxing jurisdictions may vary from expected taxable earnings;

•	successful completion of technological development programs by the Company and the effects of technology that may be developed by, and patent rights that may be held or obtained by, competitors;

•	successful transition of products from development stages to an efficient manufacturing environment;

•	customer response to new products and services, and general conditions in our target markets (such as logistics, PCS/cellular telephony and space-based communications);

•	the success of certain of our customers in marketing our line of high-speed commercial airline communications products as a complimentary offering with their own lines of avionics products;

•	the availability of financing for satellite data communications systems and for expansion of terrestrial PCS/cellular phone systems;

•	the extent to which terrestrial systems succeed in providing extensive broadband Internet access on a dependable and economical basis;

•	the demand growth for various mobile and high-speed data communications services; and

•	the Company’s ability to attract and retain qualified personnel, particularly those with key technical skills.

Additional information concerning these and other potential risk factors is included in Item 1 of this Annual Report on Form 10-K.

Effect of New Accounting Pronouncements

In October 2004, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations.” EITF Issue No. 03-13 is applicable to an entity that is held for sale or disposed of after January 1, 2005, and it refines the guidance of SFAS No. 144 related to continuing involvement between an ongoing entity and an entity that is held for sale, and whether such continued involvement would permit the ongoing entity to report the entity held for sale as discontinued operations. The Company does not expect a significant migration of revenues to its continuing operations from the Space & Technology/Montreal operation subsequent to disposal, and the Company does not expect to continue significant activities with the Space & Technology/Montreal operation subsequent to disposal. As a result, the Company has concluded that it has properly accounted for Space & Technology/Montreal as discontinued operations, per the guidance in EITF Issue No. 03-13.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43 Chapter 4.” SFAS No. 151 more clearly defines when excessive idle facility expense, freight, handling costs, and spoilage are to be current-period charges. In addition, SFAS No. 151 requires the allocation of fixed production overhead to the cost of conversion to be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is still evaluating the impact of SFAS No. 151 on the Company’s consolidated financial statements.

34 of 70

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R). SFAS No. 123R eliminates the intrinsic value method under Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued for Employees,” and requires the Company to use a fair-value based method of accounting for share-based payments. Under APB No. 25, no compensation cost related to stock options is recognized in the Consolidated Statements of Operations. SFAS No. 123R requires that compensation cost for employee services received in exchange for an award of equity instruments be recognized in the Consolidated Statements of Operations based on the grant-date fair value of that award. That cost recognized at the grant-date will be amortized in the Consolidated Statements of Operations over the period during which an employee is required to provide service in exchange for that award. For the Company, SFAS No. 123R is effective as of the beginning of the third quarter of 2005. The Company is still evaluating the impact on the Company’s consolidated financial statements and has the choice to use the modified prospective or modified retrospective methods upon adoption of SFAS No. 123R.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29.” SFAS No. 153 amends APB No. 29 to require that assets exchanged in a nonmonetary transaction are to be measured at fair value except for those exchanges of nonmonetary assets that lack commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The Company is still evaluating the impact of SFAS No. 153 on the Company’s consolidated financial statements.

In December 2004, the FASB issued FASB Staff Position 109-2 (FSP 109-2), providing guidance on the application of SFAS No. 109, “Accounting for Income Taxes,” to a provision within the American Jobs Creation Act of 2004 (the “AJCA”) related to a deduction for certain foreign earnings that are repatriated. On October 22, 2004, the AJCA was signed into law. The AJCA includes a deduction of 85 percent of certain foreign earnings that are repatriated, defined in the AJCA. The AJCA could potentially apply to repatriation of cumulative earnings by the Company’s European sales subsidiaries. The Company presently estimates that the potential amounts of unremitted earnings being considered for repatriation could be in the range of $3 million to $5 million. However, the Company has not yet begun its formal evaluation of the effect of the AJCA, and therefore the Company has not yet determined (a) whether such earnings could actually be repatriated under provisions of the AJCA, or (b) the range of income tax effects of such repatriation. The Company expects to begin its evaluation of the potential application of the AJCA during the second half of 2005, with expected completion late in the same year.

ITEM 7a. Quantitative and Qualitative Disclosures about Market Risk

At December 31, 2004, the Company had the following market risk sensitive instruments (in thousands):

Revolving credit loan with U.S. and Canadian banks, maturing in December 2007, interest payable quarterly at a variable rate (6.66% at December 31, 2004)	$43,417
Revolving credit loan with a bank in the United Kingdom, maturing in April 2005, interest payable monthly at a variable rate (5.75% at December 31, 2004)	1,736

Total market-sensitive debt	$45,153

A 1% increase in the interest rates of our market-sensitive debt obligations would have increased interest expense by $362,000 for the year based upon the average outstanding borrowings under these obligations.

At December 31, 2004, the Company also had intercompany accounts that eliminate in consolidation but that are considered market risk sensitive instruments.

35 of 70

Short-term due to parent, payable by foreign subsidiaries in the following countries and arising from purchase of the parent’s products for sale in Europe, Canada and Australia and from cash advances to the parent at December 31, 2004 are:

	Exchange Rate
	($U.S. per unit of	$U.S. in thousands
	Local Currency)	(Reporting Currency)
Canada.	0.8308 /Dollar	$1,076
Belgium.	1.3535 /Euro	823
Australia.	0.7800 /Dollar	799
Italy.	1.3535 /Euro	717
France.	1.3535 /Euro	659
Netherlands.	1.3535 /Euro	335
Sweden.	0.1499 /Krona	78
Singapore.	0.6124 /Dollar	69
Germany.	1.3535 /Euro	26
United Kingdom.	1.9161 /Pound	17

Total short-term due to parent		$4,599

At December 31, 2004, the Company incurred unrealized losses from foreign currency risks associated with forward contracts as follows (in thousands, except average contract rate):

		Average	($U.S.)
	Notional	Contract	Fair
	Amount	Rate	Value
Foreign currency forward contracts
Continuing Operations:
Euros (sell for U.S. dollars)	1,600 Euros	1.3494	$(7)
U.S. dollars (sell for Canadian dollars)	3,000 USD	1.1831	(47)
Euros (sell for Canadian dollars)	750 Euros	1.5611	(43)
Australian dollars (sell for U.S. dollars)	1,000 AUD	0.6750	(105)

			$(202)

Discontinued Operations:
British pounds (sell for Canadian dollars)	500 GBP	2.2669	$(7)

			$(7)

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedure

The Company has established disclosure controls and procedures to ensure, among other things, that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

The Company’s management, including the Chief Executive Officer (CEO) and its Executive Vice President and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2004, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“disclosure controls”). Based on that evaluation and the two material weaknesses (discussed below) that were identified, the CEO and CFO have concluded that the Company’s disclosure controls were not effective as of December 31, 2004. The Company believes that the accompanying financial statements fairly present the financial condition and results of operations for the fiscal years presented in this report on Form 10-K/A Amendment No. 1.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

The Company is availing itself of the exemptive order granted by the Securities Exchange Commission permitting qualified companies to file management’s annual report on internal control over financial reporting and the related attestation report of our independent registered public accounting firm within 45 days of March 16, 2005. Such reports will be filed on or before May 2, 2005 with the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004.

36 of 70

While the Company has not completed its Sarbanes-Oxley Section 404 assessment, the Company’s management is currently assessing the effectiveness of its internal control over financial reporting as of December 31, 2004 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management has informed the Audit Committee of the Board of Directors that to date it has identified two material weaknesses in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, in the course of its evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004.

A “material weakness” in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s (“PCAOB”) Auditing Standard No. 2 as a significant deficiency, or combination of significant deficiencies, that result in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The first material weakness relates to insufficient oversight and review related to revenue recognition for multiple deliverables under certain contracts involving delayed delivery of equipment, related software and future services that are supplemental to certain primary equipment sold. Specifically, the Company did not have controls in place to adequately identify, evaluate and value elements of contracts involving multiple deliverables under the applicable provisions of FASB’s Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” and the AICPA’s Statement of Position No. 97-02, “Software Revenue Recognition.” This material weakness resulted in errors in revenue recognition that were identified and corrected during the course of the Company’s 2004 audit, and they did not affect the results of prior periods.

The second material weakness relates to ineffective oversight and review of the accounting for purchase price variances on certain purchased materials. Specifically, the Company did not maintain in one of its divisions adequate review procedures to adjust the value of existing and certain newly acquired inventory based on prices paid on purchases of parts that were not included in products shipped during the period of purchase. In the context of exceptionally large such purchases, this material weakness resulted in an error in the costing of inventory and recording and timing of cost of sales. The error was identified and corrected during the course of the Company’s 2004 audit, and it did not affect the results for prior periods.

Management has included in the accompanying consolidated financial statements as of December 31, 2004 the appropriate adjustments to correct the errors resulting from these material weaknesses. These adjustments had no impact on consolidated financial statements for prior years.

Management has not finalized its assessment of the Company’s internal control over financial reporting, which includes the process of evaluating the significance of other deficiencies that have been identified; however, based on the two material weaknesses already identified, management expects to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2004. Management also expects that KPMG LLP will agree with management’s assessment and conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2004. Additionally, KPMG LLP has not yet completed its audit of the Company’s internal control over financial reporting, and other material weaknesses and significant deficiencies may be identified.

(c) Changes in Internal Control Over Financial Reporting

There were no significant changes in internal control, or in other factors that could significantly affect internal control over financial reporting, during the fourth quarter of 2004. However, subsequent to December 31, 2004, the Company implemented additional controls and procedures to address the two material weaknesses that have been identified:

•	The Company expanded its procedures to identify, evaluate and value all deliverables appropriately, as well as provided for additional management review of certain contracts with multiple deliverables.

•	The Company improved its procedures to revise standard prices for purchased materials, and it implemented new procedures to revalue inventory more frequently and to provide for additional management review of the accounting for purchase price variances for purchased materials.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

The information concerning directors and the Audit Committee financial experts called for by this Item will be contained in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

37 of 70

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information about the Company’s equity compensation plans as of December 31, 2004:

			(c)
	(a)		Number of securities
	Number of securities	(b)	remaining available for
	to be issued upon	Weighted average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column(a))
Equity compensation plans approved by security holders	1,033,188	$16.48	413,659
Equity compensation plans not approved by security holders	532,900	$18.26	73,362

Total	1,566,088	$17.08	487,021

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

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a) 1. Financial Statements

The consolidated financial statements listed in the accompanying Index to Financial Statements, appearing immediately after the Signature Page, are filed as part of this Annual Report on Form 10-K/A Amendment No. 1.

38 of 70

(a) 2. Financial Statement Schedules

Schedule II. Valuation and Qualifying Accounts — Years ended December 31, 2004, 2003 and 2002

All other schedules are omitted as the required information is inapplicable, or the information is presented in the financial statements or related notes.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS (in thousands):

		Years ended December 31, 2004, 2003 and 2002
		Additions
	Balance at	charged to					Balance
	beginning	costs and					at end
Classification	of year	expenses		Deductions		Other	of year
Allowance for Doubtful Accounts:
2002	$870	411		(174	)(a)	—	1,107
2003	1,107	902		(472	)(a)	—	1,537
2004	1,537	508		(971	)(a)	—	1,074
Valuation Allowance for Deferred Tax Assets:
2002	$8,931	1,967	(b)	—		—	10,898
2003	10,898	18,850	(b)	—		—	29,748
2004	29,748	7,087	(b)	—		—	36,835
Valuation Allowance for Assets Held for Sale:
2002	$—	—		—		—	—
2003	—	13,500	(c)	—		—	13,500
2004	13,500	1,700	(c)	—		—	15,200

(a) Deductions represent receivables that were charged off to the allowance during the year, most of which related to quantitatively-derived provisions based upon the aging of accounts receivable.

(b) The 2004, 2003 and 2002 increases in the valuation allowance for deferred tax assets related primarily to the net change in the underlying deferred tax assets associated with the Montreal operations that the Company acquired in 1999. These deferred tax assets were fully reserved at acquisition due to uncertainty about realization. As a result, this change in reserves had no effect on the Company’s 2004, 2003 or 2002 consolidated statements of operations.

(c) The 2004 and 2003 charges are adjustments to write down to estimated fair value the Space & Technology/Montreal assets held for sale.

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

39 of 70

4.4 Security Agreement, dated as of December 10, 2004, by the Company and certain of its subsidiaries, in favor of SunTrust Bank as Collateral Agent. *

4.5 Pledge Agreement, dated as of December 10, 2004, by the Company and certain of its subsidiaries, in favor of SunTrust Bank as Collateral Agent. *

4.6 Form of Note issued by the Company in favor of the lenders under the U.S. Revolving Credit Agreement, dated as of December 31, 2004. *

4.7 Amendment No. 1, dated February 11, 2005, to U.S. Revolving Credit Agreement. *

4.8 Canadian Revolving Credit Agreement, dated as of December 10, 2004, among EMS Technologies Canada, Ltd., the Company, the lenders from time to time party thereto, and Bank of America, National Association (Canada Branch) as Canadian Administrative Agent and Funding Agent. *

4.9 Canadian Security Agreement, dated as of December 10, 2004, by EMS Technologies Canada, Ltd., in favour of Bank of America, National Association (Canada Branch) as Canadian Collateral Agent. *

5.0 Deed of Movable Hypothec, dated as of December 10, 2004, by EMS Technologies Canada, Ltd., in favour of Bank of America, National Association (Canada Branch) as Canadian Collateral Agent. *

5.1 Canadian Intellectual Property Security Agreement, dated as of December 10, 2004, by EMS Technologies Canada, Ltd., in favour of Bank of America, National Association (Canada Branch) as Canadian Collateral Agent. *

5.2 Pledge Agreement, dated as of December 10, 2004, by the Company and certain of its domestic subsidiaries in favour of Bank of America, National Association (Canada Branch) as Canadian Collateral Agent. *

5.3 Trademark Security Agreement, dated as of December 10, 2004, by the Company and one of its domestic subsidiaries in favour of Bank of America, National Association (Canada Branch) as Canadian Collateral Agent. *

5.4 Patent Security Agreement, dated as of December 10, 2004, by the Company and one of its domestic subsidiaries in favour of Bank of America, National Association (Canada Branch) as Canadian Collateral Agent.*

5.5 Form of Note issued by the Company in favour of the lenders under the Canadian Revolving Credit Agreement, dated as of December 31, 2004.*

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

40 of 70

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

10.15 EMS Technologies, Inc. Executive Annual Incentive Compensation Plan, as amended through April 30, 1999.*

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

10.19 Form of Split-Dollar Life Insurance agreement effective January 1, 1993, between the Company and William S. Jacobs. *

41 of 70

10.20 Summary of compensation arrangements with non-employee members of the Board of Directors. *

10.21 Summary of compensation arrangements with executive officers. *

14 EMS Technologies, Inc. Code of Business Ethics and Conduct, as revised February 6, 2004 (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

21.1 Subsidiaries of the registrant. *

23.1 Independent Registered Public Accounting Firm (KPMG LLP) Consent to incorporation by reference in Registration Statement Nos. 2-76455, 33-50528, 333-20843, 333-32425, 333-35842, 333-86973 and 333-74770, each on Form S-8, and Registration Statement Nos. 333-61796 and 333-87160, each on Form S-3. *

23.2 Independent Auditors’ (Ernst & Young LLP) Consent to incorporation by reference in Registration Statement Nos. 2-76455, 33-50528, 333-20843, 333-32425, 333-35842, 333-86973 and 333-74770, each on Form S-8, and Registration Statement Nos. 333-61796 and 333-87160, each on Form S-3. *

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32 Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

42 of 70

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMS TECHNOLOGIES, INC.

By: /s/ Alfred G. Hansen	Date: 3/31/05

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Alfred G. Hansen Alfred G. Hansen	President and Chief Executive Officer, and Director (Principal Executive Officer)	3/31/05
/s/ Don T. Scartz Don T. Scartz	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)	3/31/05
/s/ Hermann Buerger Hermann Buerger	Director	3/31/05
/s/ Robert P. Crozer Robert P. Crozer	Director	3/31/05
/s/ John P. Frazee, Jr. John P. Frazee, Jr.	Director	3/31/05
/s/ John R. Kreick John R. Kreick	Director	3/31/05
/s/ John B. Mowell John B. Mowell	Director, Chairman of the Board	3/31/05
/s/ Norman E. Thagard Norman E. Thagard	Director	3/31/05
/s/ John L. Woodward, Jr. John L. Woodward, Jr.	Director	3/31/05

43 of 70

44 of 70

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
EMS Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of EMS Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the consolidated financial statements and financial statement schedule of EMS Technologies Canada, Ltd., a wholly-owned subsidiary, which financial statements reflect total assets constituting 34% as of December 31, 2003 and total revenues constituting 27% and 36% for the years ended December 31, 2003, and 2002, respectively, of the related consolidated totals. Those financial statements and financial statement schedule were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for EMS Technologies Canada, Ltd., is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMS Technologies, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, based on our audits and the report of other auditors, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 6 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.

KPMG LLP

Atlanta, Georgia
March 30, 2005

45 of 70

INDEPENDENT AUDITORS’ REPORT

To the Directors of
EMS TECHNOLOGIES CANADA, LTD.

We have audited the accompanying consolidated balance sheets of EMS TECHNOLOGIES CANADA, LTD. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholder’s equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 15, the Corporation changed its method of accounting for derivative instruments and hedging activities in 2001.

Since the accompanying consolidated financial statements have not been prepared in accordance with accounting principles generally accepted in Canada and our audits have not been conducted in accordance with auditing standards generally accepted in Canada, these financial statements will not satisfy the reporting requirements of Canadian statutes and regulations. The financial position of the Corporation as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholder’s equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2003, might be significantly different if the consolidated financial statements had been prepared in accordance with accounting principles generally accepted in Canada.

Ottawa, Canada,	Ernst & Young LLP
February 6, 2004	Chartered Accountants

46 of 70

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except net earnings (loss) per share)

	Years ended December 31
	2004	2003	2002
Net sales (note 12)	$260,418	256,213	235,771
Cost of sales	169,619	163,744	151,172
Selling, general and administrative expenses	62,835	57,851	51,374
Research and development expenses	18,953	19,278	20,372
Contract reserve adjustment (note 14)	—	—	(3,500)

Operating income	9,011	15,340	16,353
Non-operating income (expense)	949	360	(58)
Foreign exchange (loss) gain	(471)	(446)	390
Interest expense	(2,676)	(2,147)	(2,329)

Earnings from continuing operations before income taxes	6,813	13,107	14,356
Income tax expense (note 9)	(2,453)	(4,237)	(4,699)

Earnings from continuing operations	4,360	8,870	9,657
Discontinued operations (note 2):
Loss from discontinued operations before income taxes	(4,625)	(50,614)	(1,596)
Income tax benefit	457	4,352	526

Loss from discontinued operations	(4,168)	(46,262)	(1,070)

Net earnings (loss)	$192	(37,392)	8,587

Net earnings (loss) per share (note 8):
Basic:
Earnings from continuing operations	$0.39	0.83	0.91
Loss from discontinued operations	(0.37)	(4.32)	(0.10)

Net earnings (loss)	$0.02	(3.49)	0.81

Diluted:
Earnings from continuing operations	$0.39	0.82	0.90
Loss from discontinued operations	(0.37)	(4.29)	(0.10)

Net earnings (loss)	$0.02	(3.47)	0.80

Weighted average number of shares (note 8):
Common	11,094	10,702	10,561
Common and dilutive common equivalent	11,237	10,785	10,731

See accompanying notes to consolidated financial statements.

47 of 70

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31
	2004	2003
ASSETS (note 7)
Current assets:
Cash and cash equivalents (note 11)	$14,553	14,180
Restricted cash (note 11)	4,715	—
Trade accounts receivable, net (notes 4 and 11)	81,343	71,431
Inventories (note 5)	37,425	33,509
Deferred income taxes, net (note 9)	1,362	2,208
Assets held for sale (note 2)	48,658	40,059

Total current assets	188,056	161,387

Property, plant and equipment:
Land	1,150	2,174
Buildings and leasehold improvements	15,166	15,000
Machinery and equipment	79,310	73,474
Furniture and fixtures	8,061	7,318

	103,687	97,966
Less accumulated depreciation and amortization	66,519	59,485

Net property, plant and equipment	37,168	38,481

Deferred income taxes, net – non-current (note 9).	4,604	2,679
Intangible assets, net of accumulated amortization of $2,568 in 2004 and $1,533 in 2003 (note 6)	3,990	3,121
Goodwill	13,526	13,526
Other assets	7,734	9,355

	$255,078	228,549

See accompanying notes to consolidated financial statements.

48 of 70

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
(in thousands, except share data)

	December 31
	2004	2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt (notes 7 and 11)	$3,462	38,056
Accounts payable (note 11)	25,638	18,812
Income taxes payable	1,726	—
Accrued compensation costs	6,258	7,823
Accrued retirement costs (note 10)	2,453	2,637
Deferred service revenue	5,214	4,730
Liabilities related to assets held for sale (note 2)	20,981	17,765
Other current liabilities	5,333	3,147

Total current liabilities	71,065	92,970
Long-term debt, excluding current installments (notes 7 and 11)	57,992	15,537

Total liabilities	129,057	108,507

Stockholders’ equity (note 8):
Preferred stock of $1.00 par value per share. Authorized 10,000,000 shares; none issued	—	—
Common stock of $.10 par value per share. Authorized 75,000,000 shares, issued and outstanding 11,164,000 in 2004 and 10,926,000 in 2003	1,116	1,093
Additional paid-in capital	69,058	64,988
Accumulated other comprehensive income — foreign currency translation adjustment	3,174	1,480
Retained earnings	52,673	52,481

Total stockholders’ equity	126,021	120,042

Commitments and contingencies (notes 3, 7, 13, 15 and 16)
	$255,078	228,549

See accompanying notes to consolidated financial statements.

49 of 70

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31
	2004	2003	2002
Cash flows from operating activities:
Net earnings (loss)	$192	(37,392)	8,587
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and other intangibles amortization	9,461	8,692	8,208
Deferred income taxes	(1,079)	(1,414)	1,780
Gain on sale of assets	(1,082)	(659)	—
Loss from discontinued operations	4,168	46,262	1,070
Changes in operating assets and liabilities, net of effects of acquisition:
Trade accounts receivable	(6,994)	4,190	(5,163)
Inventories	(2,627)	(999)	2,729
Accounts payable	6,385	(3,739)	(1,224)
Income taxes payable	4,634	1,044	2,272
Accrued costs, deferred revenue, and other current liabilities	(1,198)	1,667	1,098
Other	2,076	(1,319)	(3,086)

Net cash provided by operating activities	13,936	16,333	16,271

Cash flows from investing activities:
Purchase of property, plant and equipment	(7,010)	(8,084)	(8,557)
Payments for asset acquisitions	(1,754)	—	(300)
Proceeds from sale of assets	2,846	1,759	—

Net cash used in investing activities	(5,918)	(6,325)	(8,857)

Cash flows from financing activities:
Net increase (decrease) in revolving debt	8,991	(68)	1,465
Increase in restricted cash	(4,715)	—	—
Proceeds from new term debt	—	—	2,446
Repayment of term debt	(3,691)	(2,321)	(5,065)
Deferred financing costs paid	(1,063)	—	—
Proceeds from exercise of stock options, net of withholding taxes paid	3,709	3,765	1,533

Net cash provided by financing activities	3,231	1,376	379

Cash used in discontinued operations	(11,270)	(9,929)	(6,779)

Net change in cash and cash equivalents	(21)	1,455	1,014
Effect of exchange rates on cash	394	295	(361)
Cash and cash equivalents at January 1	14,180	12,430	11,777

Cash and cash equivalents at December 31	$14,553	14,180	12,430

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,657	3,386	3,520
Cash paid for income taxes	562	2,043	535

Noncash Investing and Financing:

In April 2002, the Company acquired Ottercom Ltd., a leading provider of Inmarsat communication terminals located in Tewkesbury, UK. Ottercom Ltd. products include critical components for EMS SATCOM’s high-speed aeronautical data products. The company, now called EMS SATCOM UK, Ltd., operates as a unit of the Company’s SATCOM segment. Management believes that this acquisition has strengthened the Company’s presence in global mobile Internet/e-mail access and communications, and enables the Company to broaden its wireless product offerings and in-house development capability.

To accomplish this transaction, the Company issued 81,245 new shares of its common stock (valued at $1.9 million) and assumed liabilities totaling approximately $1.2 million. No goodwill was recognized in this transaction; rather, the $3.1 million total of net assets acquired was recorded as an intangible asset on the consolidated balance sheet. This intangible represents the value at the acquisition date of Ottercom Ltd.’s satellite communications technologies, intellectual property and product designs. This intangible is amortized over an estimated useful life of 6 years.

See accompanying notes to consolidated financial statements.

50 of 70

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three years ended December 31, 2004
					Accum-
					ulated
					other
				Compre-	compre-		Total
	Common Stock		Additional	hensive	hensive		stock-
			paid-in	income	income	Retained	holders’
	Shares	Amount	capital	(loss)	(loss)	earnings	equity
Balance December 31, 2001	10,407	$1,041	56,808		(6,814)	81,286	132,321
Net earnings	—	—	—	8,587	—	8,587	8,587
Income tax benefit from exercise of non- qualified stock options (note 9)	—	—	651	—	—	—	651
Exercise of common stock options	214	21	2,393	—	—	—	2,414
Redemption of shares upon exercise of common stock options	(44)	(4)	(877)	—	—	—	(881)
Foreign currency translation adjustment gain	—	—	—	993	993	—	993
Stock issued for an acquisition (note 3)	81	8	1,892	—	—	—	1,900

Comprehensive income for 2002				9,580

Balance December 31, 2002	10,658	$1,066	60,867		(5,821)	89,873	145,985
Net loss	—	—	—	(37,392)	—	(37,392)	(37,392)
Income tax benefit from exercise of non- qualified stock options (note 9)	—	—	383	—	—	—	383
Exercise of common stock options	356	36	5,474	—	—	—	5,510
Redemption of shares upon exercise of common stock options	(86)	(9)	(1,703)	—	—	—	(1,712)
Foreign currency translation adjustment gain	—	—	—	7,301	7,301	—	7,301
Repurchases of stock	(2)		(33)	—	—	—	(33)

Comprehensive loss for 2003				(30,091)

Balance December 31, 2003	10,926	$1,093	64,988		1,480	52,481	120,042
Net earnings	—	—	—	192	—	192	192
Income tax benefit from exercise of non- qualified stock options (note 9)	—	—	384	—	—	—	384
Exercise of common stock options	255	25	4,083	—	—	—	4,108
Redemption of shares upon exercise of common stock options	(15)	(2)	(332)	—	—	—	(334)
Foreign currency translation adjustment gain	—	—	—	1,694	1,694	—	1,694
Repurchases of stock	(2)		(61)	—	—	—	(61)
Other	—	—	(4)	—	—	—	(4)

Comprehensive income for 2004				1,886

Balance December 31, 2004	11,164	$1,116	69,058		3,174	52,673	126,021

See accompanying notes to consolidated financial statements.

51 of 70

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 and 2002

(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

EMS Technologies, Inc. (“EMS”) designs, manufactures and markets products to wireless and satellite communications markets for both commercial and defense applications. EMS’s products are focused on the needs of the mobile information user, with an increasing emphasis on broadband applications for high-data-rate, high-capacity wireless communications.

The consolidated financial statements include the accounts of EMS Technologies, Inc. and its wholly owned subsidiaries, LXE Inc., EMS Holdings, Inc., EMS Technologies Canada, Ltd., and EMS Wireless do Brasil, Ltda. (collectively, “the Company”). All significant intercompany balances and transactions have been eliminated in consolidation. Certain balance sheet amounts and the statements of cash flows in 2003 were reclassified to conform with classifications adopted in 2004. Following is a summary of the Company’s significant accounting policies:

— Management’s Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and reporting of revenue and expenses during the period. Actual future results could differ from those estimates.

— Revenue Recognition

Revenues are derived from sales of the Company’s products to end-users and to other manufacturers or systems integrators. Revenues under certain long-term contracts of the Defense & Space Systems and SATCOM segments, many of which provide for periodic payments, are recognized under the percentage-of-completion method using the ratio of cost incurred to total estimated cost as the measure of performance. Provisions for estimated losses on uncompleted contracts are made in the period in which the probable amounts of such losses are determined. To properly match revenues with costs, certain contracts may have revenue recognized in excess of billings (unbilled revenues), and other contracts may have billings in excess of revenue recognized (customer advance payments). Revenues collected in advance under service contracts are recorded as a liability and recognized over the term of the contract.

Revenues under cost-reimbursement contracts in the Defense & Space Systems segment are recorded as costs are incurred and include an estimate of fees earned. Revenues under all other contracts in the Defense & Space Systems and SATCOM segment, as well as in the LXE, and EMS Wireless segments are recognized when units are shipped or services are performed. SatNet revenues are recognized when units are shipped or services are performed, subject to the limitations of FASB Emerging Issues Task Force (“EITF”) Issue No. 00-21 related to the accounting for multiple deliverables; under the guidelines of EITF Issue No. 00-21, it is possible that SatNet may deliver or complete performance relative to some, or even most, of the contract deliverables, but not recognize any revenue until performance or delivery has been completed relative to all deliverables.

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

— Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents as of December 31 included investments of $1,649,000 in 2004 and $5,318,000 in 2003 in U.S. Government Securities, money market instruments and interest-bearing deposits each purchased with an initial or remaining term of less than three months.

52 of 70

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

Buildings	20 to 40 years
Machinery and equipment	3 to 8 years
Furniture and fixtures.	10 years

Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the respective leases.

— Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. If assets are to be disposed of, such assets are reported at the lower of carrying amount or fair value less costs to sell, and no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset or liability sections of the consolidated balance sheet.

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

53 of 70

— Goodwill and Intangible Assets

Goodwill represents the excess purchase price paid by the Company over the fair value of the tangible and intangible assets and liabilities acquired. Other intangible assets are valued at fair value at the date of acquisition. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible

Assets,” goodwill is not being amortized, but instead is subject to an annual assessment of impairment by applying a fair-value based test. Intangible assets held by the Company represent satellite communications technology, intellectual property and product designs purchased as part of the acquisitions of Digital Space Systems, Inc. in 2000, Ottercom Ltd. in 2002, and Multiple Services Technologies, Inc. and other small purchases in 2004. These intangible assets are amortized on a straight-line basis over their estimated useful lives of 5 to 6 years.

The Company evaluates the carrying value of goodwill for impairment in the fourth quarter of each fiscal year, or more frequently if circumstances indicate impairment may exist. As part of the evaluation, the Company compares the carrying value of each reporting unit with its fair value to determine whether there has been impairment. Intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. The ongoing recoverability of intangible assets subject to amortization is assessed by determining whether the intangible asset balance can be recovered over the remaining amortization period through projected undiscounted future cash flows. If projected future cash flows indicate that the unamortized intangible asset balances will not be recovered, an adjustment is made to reduce the net intangible asset to an amount consistent with discounted projected future cash flows. Cash flow projections, although subject to a degree of uncertainty, are based on management’s estimates of future performance, giving consideration to existing and anticipated competitive and economic conditions.

— Stock Option Plans

The Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 allowed entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by SFAS No. 123.

The following table illustrates the effect on net earnings (loss), and earnings (loss) per share if the Company had applied the fair value method to measure stock-based compensation (in thousands, except net earnings (loss) per share):

	2004	2003	2002
Net earnings (loss):
As reported	$192	(37,392)	8,587
Stock-based employee compensation expense determined under the fair value method, net of tax	(2,137)	(3,061)	(3,299)

Pro forma	$(1,945)	(40,453)	5,288

Basic net earnings (loss) per share:
As reported	$0.02	(3.49)	0.81
Pro forma	(0.18)	(3.78)	0.50
Diluted net earnings (loss) per share:
As reported	0.02	(3.47)	0.80
Pro forma	(0.17)	(3.75)	0.49

In December 2004, SFAS No. 123 was revised to require that the cost resulting from all share-based payment transactions should be recognized in the financial statements, beginning with the first interim or annual reporting period that begins after June 15, 2005. As a result, the Company will implement the revised provisions of SFAS No. 123R beginning with the third quarter of 2005. The Company has not yet determined the potential impact that adopting these new provisions will have on the consolidated financial statements.

54 of 70

— Foreign Currency Translation

Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at current exchange rates. Income and expenses of the foreign subsidiaries are translated into U.S. dollars at the approximate average exchange rates that prevailed during the years presented. The functional currency of all subsidiaries is considered to be the local currency; consequently, adjustments resulting from the translation of the subsidiaries’ financial statements (including long-term financing from the parent) are reflected in accumulated other comprehensive income in stockholders’ equity and not as a part of the results of operations. The Company accrues foreign currency exchange gains or losses on direct export activity, on the LXE European subsidiaries’ short-term intercompany liabilities that arise from the purchase of the parent’s products for resale, and on work performed in the U.S. for Canadian subsidiaries.

— Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments, and is presented in the consolidated statements of stockholders’ equity and comprehensive income (loss).

— Derivative Financial Instruments

The Company uses derivative financial instruments (forward foreign currency contracts) to hedge currency fluctuations in future cash flows denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. The Company has established policies and procedures for risk assessment and for the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into derivative financial instruments for trading or speculative purposes.

Certain of the Company’s routine long-term contracts to deliver space and technology products are considered to be derivative instruments because these contracts create long-term obligations for non-U.S. customers to pay the Company’s Canadian subsidiary in U.S. dollars. These “embedded” derivatives do not qualify as hedging instruments and are accounted for at fair value. None of the Company’s derivative instruments were designated as hedges in 2004 or 2003 and as a result all unrealized gains or losses are reflected currently in foreign exchange (loss) gain on the consolidated statements of operations.

(2) DISCONTINUED OPERATIONS

In the third quarter of 2003, EMS announced that its Board of Directors had approved a formal plan to sell the Company’s Space & Technology/Montreal division. During the fourth quarter of 2003, the Company completed the sale of its healthcare product line. As a result, these business components were accounted for as discontinued operations, and the net assets held for sale were written down to their estimated fair value upon disposal. The loss on the sale of the healthcare product line was approximately $2.9 million, and the write down to fair value for the assets associated with the Space & Technology/Montreal division was $13.5 million, with an approximately $3.5 million U.S. income tax benefit related to these losses. In 2004, EMS recorded an additional $1.7 million write down of the Space & Technology/Montreal division to reflect a revised estimate of the fair value, less cost to sell, of this division. This revised estimate of fair value was based upon discussions with potential purchasers concerning the probable market value of the division.

55 of 70

The results of these discontinued operations for 2004, 2003 and 2002 were as follows (in thousands):

	2004	2003	2002
Net sales	$51,886	26,454	74,663
Expenses	54,811	60,641	76,259
Loss on sale of assets	—	2,927	—
Estimated loss on disposal	1,700	13,500	—

Loss before income taxes	(4,625)	(50,614)	(1,596)
Income tax benefit	457	4,352	526

Loss from discontinued operations	$(4,168)	(46,262)	(1,070)

The table below presents the components of the balance sheet accounts classified as current assets and liabilities related to assets held for sale as of December 31, 2004 and 2003 (in thousands):

	2004	2003
Trade accounts receivable, net	$12,906	9,646
Inventories	4,005	4,722
Investments	2,709	4,409
Property, plant and equipment, net	18,599	16,743
Non-current accounts receivable, net	6,516	32
Accrued pension assets	3,255	3,213
Other assets	668	1,294

Total assets held for sale	$48,658	40,059

Accounts payable	$13,387	10,984
Long term debt	2,783	2,573
Post-retirement obligations	4,481	3,709
Other current liabilities	330	499

Total liabilities related to assets held for sale	$20,981	17,765

(3) ACQUISITIONS

The Company occasionally expands its technology base by acquiring small companies or their assets. In July 2004, the Company invested a total of $1.8 million on acquisitions, most of which related to Multiple Services Technologies, Inc. D/B/A Multitech Corp. This acquisition was not significant and as a result, pro forma disclosures have not been presented.

In April 2002, the Company acquired Ottercom Ltd., a leading provider of Inmarsat communication terminals located in Tewkesbury, UK. Ottercom Ltd. products include critical components for EMS SATCOM’s high-speed aeronautical data products. The company, now called EMS SATCOM UK, Ltd., operates as a unit of the Company’s SATCOM segment. Management believes that this acquisition has strengthened the Company’s presence in global mobile Internet/e-mail access and communications, and enables the Company to broaden its wireless product offerings and in-house development capability. To accomplish this transaction, EMS issued 81,245 new shares of its common stock (valued at $1.9 million) and assumed liabilities totaling approximately $1.2 million. No goodwill was recognized in this transaction; rather, the $3.1 million total of net assets acquired was recorded as an intangible asset on the consolidated balance sheet. This intangible represents the value at the acquisition date of Ottercom Ltd.’s satellite communications technologies, intellectual property and product designs. Since the acquisition was not considered significant, pro forma disclosures have not been presented.

In May 2001, the Company acquired a small manufacturer of repeaters and other wireless signal distribution products. The transaction was accounted for as a stock purchase initially valued at $4.0 million, with subsequent additional purchase consideration payable annually in cash or stock, at the Company’s option, and contingent on the acquired product line achieving certain sales targets over the next three years. In payment of the initial purchase price, the Company issued 226,000 common shares and assumed debt of approximately $400,000. The fair value of the tangible net assets acquired was approximately $800,000, resulting in goodwill of approximately $3.2 million. In

56 of 70

2002, a cash payment of approximately $300,000 was paid due to the acquired product line achieving sales targets in its first year, which increased goodwill to $3.5 million, but no additional payments were required for subsequent years. Since the acquisition was not considered significant, pro forma disclosures have not been presented.

(4) TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable at December 31, 2004 and 2003 included the following (in thousands):

	2004	2003
Amounts billed	$60,121	58,146
Unbilled revenues under long-term contracts	24,302	18,610
Customer advanced payments	(2,006)	(3,788)
Allowance for doubtful accounts	(1,074)	(1,537)

Trade accounts receivable, net	$81,343	71,431

(5) INVENTORIES

Inventories at December 31, 2004 and 2003 included the following (in thousands):

	2004	2003
Parts and materials	$25,111	22,139
Work in process	6,506	5,306
Finished goods	5,808	6,064

Inventories	$37,425	33,509

(6) OTHER INTANGIBLE ASSETS

In July of 2004, the Company acquired certain assets of Multitech, and recorded an intangible asset of $989,000 on the consolidated balance sheet. As of December 31, 2004, the net amount of this intangible asset was $890,000. This intangible will be amortized over an estimated useful life of 5 years. Amortization expense relating to this intangible asset was $99,000 in 2004, with amortization expense of $198,000 expected for each of the next four years, and $98,000 in the fifth year.

In April 2002, the Company acquired Ottercom Ltd., and recorded an intangible asset of $3.1 million on the balance sheet. As of December 31, 2004, the net amount of this intangible asset was $2.3 million based on the year-end foreign currency exchange rate. This intangible will be amortized over an estimated useful life of 6 years. Amortization expense relating to this intangible asset was $636,000 in 2004, $500,000 in 2003, and $375,000 in 2002, with amortization expense of $714,000 expected for each of the next three years, and $178,000 in the fourth year.

In November 2000, the Company acquired Digital Space Systems, Inc., and recorded an intangible asset of $900,000 on the balance sheet. As of December 31, 2004, the net amount of this intangible asset was $229,000 based on the year-end foreign currency exchange rate. This intangible is amortized over an estimated useful life of 5 years. Amortization expense relating to this intangible asset was $279,000 in 2004, $290,000 in 2003, and $172,000 in 2002, with amortization expense of approximately $229,000 expected in 2005.

57 of 70

(7) LONG-TERM DEBT

The following is a summary of long-term debt at December 31, 2004 and 2003 (in thousands):

	2004	2003
Revolving credit loans with a U.S. bank and a Canadian bank, secured by substantially all the assets of the Company, except for certain real estate that secures existing mortgages and other permitted liens, maturing in December 2007, interest payable quarterly at a variable rate (6.66% at the end of 2004)	$43,417	—
Revolving credit loan with a U.S. bank, secured by the accounts receivable and inventory of the Company, paid in December 2004, interest payable quarterly at a variable interest rate (4.09% at the end of 2003)	—	16,100
Promissory note, secured by a first mortgage on the Company’s headquarters facility, maturing in 2016, principal and interest payable in equal monthly installments of $103,975 with a fixed interest rate of 8.0%	9,404	9,878
Revolving credit loan with a bank, secured by the assets of EMS Technologies Canada, Ltd., repaid in December 2004, interest payable monthly at a variable interest rate (6.5% at the end of 2003)	—	16,522
Term loan with an insurance company, secured by a U.S. building, maturing in February 2014, principal and interest payable in equal monthly installments of $67,832 with a fixed interest rate of 7.1%	5,438	5,848
Term installment loan with a bank in Canada, repaid in October 2004, principal and interest payable quarterly at a variable interest rate (6.5% at the end of 2003)	—	2,437
Capital lease agreements, secured by machinery and equipment, computer hardware, software and peripherals, with various terms through 2006, due in quarterly installments with implicit interest rates of 3.0% to 13.0%	772	1,197
Financing agreements, related to installation of computer hardware and peripherals and implementation of software, maturing in April 2007, principal and interest payable in equal quarterly installments of $79,410 with a fixed interest rate of 5.2%	687	—
Revolving credit loan with a bank in the United Kingdom, maturing in April 2005, interest payable monthly at a variable rate (5.75% at the end of 2004 and 4.75% at the end of 2003)	1,736	1,611

Total long-term debt	61,454	53,593
Less current installments of long-term debt	3,462	38,056

Long-term debt, excluding current installments	$57,992	15,537

In December 2004, the Company entered into a new debt agreement comprising a combined total of $55 million of senior secured revolving credit facilities. This new agreement replaced the previous revolving credit loans with a U.S. bank and a Canadian bank. Under the new agreements, the Company had $25 million total capacity for borrowing in the U.S. and $30 million total capacity for borrowing in Canada at the end of the year. At December 31, 2004, the Company had $3.3 million available for borrowing in the U.S. and $3.6 million available for borrowing in Canada under the revolving credit agreement after current borrowings and outstanding letters of credit. In addition, the new debt agreement requires the Company to maintain an aggregate reserve of $5.0 million in unused revolving credit and cash related to an S&T/Montreal contract. The new U.S. revolver facilities are secured by substantially all tangible and intangible assets, with certain exceptions for real estate that secures existing mortgages and other permitted liens. The new agreement matures in three years, with no principal payments required until maturity.

On February 11, 2005, the Company amended its U.S. and Canadian revolving credit agreements to increase the aggregate borrowing capacity from $55.0 million to $65.0 million, and to add another financial institution in the U.S. and in Canada to the group of creditors in the agreement. Under this amendment, the aggregate borrowing capacity of the revolving credit agreement is $32.5 million in both the U.S. and Canada.

Interest under both the U.S. and the Canadian revolving loans are, at the Company’s option, a function of either the bank’s prime rate or LIBOR. A commitment fee equal to .50% per annum of the daily average unused credit in both the U.S. and Canada is payable quarterly.

58 of 70

The revolving credit agreement includes a covenant that establishes a quarterly minimum required consolidated net worth. The minimum consolidated net worth required at December 31, 2004 was approximately $113 million, as compared with the reported consolidated net worth of approximately $126 million. Other covenants under the agreement include a maximum ratio of total funded debt to historical earnings before interest, taxes, depreciation, and amortization (EBITDA) and a minimum ratio of historical EBITDA less capital expenditures and taxes paid to specified fixed charges, mainly interest and scheduled principal repayments under all debt agreements. There are various other debt covenants that are customary in such borrowings. The agreement also restricts the ability of the Company to declare or make cash dividends. At December 31, 2004, the Company was in compliance with these covenants.

As of December 31, 2004, the Company had $4.8 million of standby letters of credit as performance guarantees outstanding under the revolving credit agreement. The Company had an additional $4.0 million of standby letters of credit as performance guarantees outstanding through another Canadian bank. The Company deposited $4.7 million, which was classified as restricted cash, on its consolidated financial statements, at this Canadian bank as collateral for these standby letters of credit and for outstanding foreign currency forward contracts. Most of this cash will become available to the Company during the first half of 2005 as the underlying letters of credit and forward contracts expire or are settled.

Following is a summary of the combined principal maturities of all long-term debt (in thousands):

2005	$3,462
2006	1,592
2007	44,606
2008	1,196
2009	1,289
Thereafter	9,309

Total principal maturities	$61,454

Included in these totals are principal payments to be made under the Company’s capital lease agreements.

Following is a summary of annual payment totals under capital lease agreements (in thousands):

2005	$519
2006	296

Total capital lease payments	815
Less: Interest payments	(43)

Capital lease obligations	$772

(8) STOCK PLANS

The Company has granted non-qualified stock options to key employees and directors under several stock option plans. All outstanding options have been granted at 100% of fair market value on each option’s grant date. All outstanding options become exercisable from one to three years after the date of grant and expire from six to ten years after the date of grant. Under all plans at December 31, 2004, options for a total of approximately 1,245,000 shares of stock were exercisable, and there were approximately 487,000 shares available for future grants.

59 of 70

Following is a summary of activity in all of the Company’s stock option plans for the years ended December 31, 2004, 2003 and 2002 (shares in thousands):

		Weighted Average
		Exercise Price
	Shares	Per Share
Options outstanding at December 31, 2001	1,801	$15.71
Granted	410	20.88
Canceled or expired	(209)	17.77
Exercised	(214)	11.28

Options outstanding at December 31, 2002	1,788	17.19

Granted	318	14.24
Canceled or expired	(356)	15.49
Exercised	(12)	18.46

Options outstanding at December 31, 2003	1,738	16.85

Granted	218	20.07
Canceled or expired	(135)	20.72
Exercised	(255)	16.13

Options outstanding at December 31, 2004	1,566	17.08

The weighted average fair value of options granted in 2004, 2003 and 2002 was $13.85, $10.58, and $13.91, respectively. These fair values were based on the Black-Scholes option pricing model and a weighted average risk-free rate of return of 3.5% in 2004, 2.8% in 2003 and 2.8% in 2002, terms from four to ten years, expected volatility of 61% in 2004, 68% in 2003 and 68% in 2002, and no expected dividend yield.

Following is a summary of options outstanding at December 31, 2004 (shares in thousands):

	Outstanding			Exercisable
		Weighted	Weighted Average		Weighted
Range of		Average Price	Remaining Years In		Average Price
Exercise Prices	Shares	Per Share	Contractual Life	Shares	Per Share
$11.63 - 13.90	383	$12.36	3.1	331	$12.24
14.00 - 14.94	204	14.17	5.8	133	14.15
15.10 - 15.81	131	15.68	2.7	113	15.68
16.08 - 17.88	204	16.95	2.1	191	16.98
18.00 - 19.90	307	18.89	4.6	253	18.88
20.19 - 27.63	337	23.20	5.9	224	23.90

11.63 - 27.63	1,566	17.08	4.2	1,245	16.93

60 of 70

In the Company’s capital structure, stock options are the only securities that are potentially dilutive in the future to basic earnings (loss) per share for the years ended December 31, 2004, 2003 and 2002, summarized as follows (shares in thousands):

	2004	2003	2002
Dilutive stock options, included in earnings (loss) per share calculations:
Shares	761	1,367	437
Average price per share	$13.64	15.10	12.61
Anti-dilutive stock options, excluded from earnings (loss) per share calculations:
Shares	805	371	1,351
Average price per share	$20.34	23.31	18.67

Following is a reconciliation of the denominator for basic and diluted earnings (loss) per share calculations for the years ended December 31, 2004, 2003 and 2002 (shares in thousands):

	2004	2003	2002
Basic earnings per share denominator	11,094	10,702	10,561
Common equivalent shares from dilutive stock options	143	83	170

Diluted earnings per share denominator	11,237	10,785	10,731

Under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company is permitted to continue accounting for the issuance of stock options in accordance with Accounting Principles Board (“APB”) Opinion No. 25, which does not require recognition of compensation expense for option grants unless the exercise price is less than the market price on the date of grant. As a result, the Company has not recognized any compensation cost for stock options. If the Company had recognized compensation cost for the “fair value” of option grants under the provisions of SFAS No. 123, the pro forma financial results for 2004, 2003 and 2002 would have differed from the actual results, as presented in Note 1 (Basis of Presentation and Summary of Significant Accounting Policies).

Under SFAS No. 123, the fair value of stock options issued in any given year is expensed as compensation over the vesting period, which for substantially all of the Company’s options is two or three years. Therefore, the pro forma net earnings (loss) and net earnings (loss) per share do not reflect the total compensation cost for options granted in the respective years.

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

61 of 70

(9) INCOME TAXES

Total income tax (expense) benefit provided for in the Company’s consolidated financial statements consists of the following for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
Income tax expense, continuing operations	$(2,453)	(4,237)	(4,699)
Income tax benefit, discontinued operations	457	4,352	526
Income tax benefit resulting from exercise of stock options credited to stockholders’ equity	384	383	651

Total	$(1,612)	498	(3,522)

The components of income tax expense for continuing operations for the years ended December 31, 2004, 2003 and 2002 were (in thousands):

	2004	2003	2002
Current:
Federal	$(2,277)	(3,005)	(2,197)
State	(326)	(465)	(363)
Foreign	(929)	(1,848)	(397)

Total	(3,532)	(5,318)	(2,957)

Deferred:
Federal	1,068	532	(1,554)
State	52	90	(127)
Foreign	(41)	459	(61)

Total	1,079	1,081	(1,742)

Total income tax expense	$(2,453)	(4,237)	(4,699)

Income tax expense for continuing operations differed as follows from the amounts computed by applying the U.S. federal income tax rate of 34% to earnings from continuing operations before income taxes for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
Computed “expected” income tax expense	$(2,317)	(4,456)	(4,881)
Reduction (increase) in income tax:
State income taxes, net of federal income tax effect	(213)	(248)	(323)
Tax credits from research activities	105	101	44
Difference in effective foreign tax rates	(110)	415	900
Other	82	(49)	(439)

Income tax expense	$(2,453)	(4,237)	(4,699)

In the years 2004, 2003 and 2002, income tax expense for continuing operations is net of tax benefits, totaling $124,000, $352,000 and $431,000, respectively, recognized from foreign net operating loss carry forwards.

62 of 70

The Company expects to retain all deferred tax assets and liabilities after disposal of assets held for sale. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below (in thousands):

	2004	2003
Deferred tax assets:
Accounts receivable	$252	711
Inventories	1,690	1,161
Accrued compensation costs	731	710
Gain on sales to foreign subsidiaries	182	247
Accrued warranty costs	1,025	619
Accrued post-retirement benefits	1,445	1,188
Foreign research expense and tax credit carry forward	40,843	33,302
Foreign net operating loss carry forward	2,034	2,358
Investment	3,265	3,265
Credit for corporate minimum tax	306	306
Research and development credit carry forward	900	—
Intellectual property	250	—
Other	285	189

Total gross deferred tax assets	53,208	44,056
Valuation allowance	(36,835)	(29,748)

Net deferred tax assets	16,373	14,308

Deferred tax liabilities:
Property, plant and equipment	9,056	8,099
Net gain from foreign transactions and remeasurement.	—	283
Pension asset	1,048	1,039
Customer holdbacks receivable	303	—

Total gross deferred tax liabilities	10,407	9,421

Net deferred tax assets	$5,966	4,887

The U.S. continuing operations are consolidated for federal income tax purposes. These U.S. continuing operations had earnings before income taxes of $5,105,000 in 2004, $8,162,000 in 2003 and $10,467,000 in 2002. The continuing combined foreign operations reported earnings before income taxes of $1,708,000, $4,945,000 and $3,889,000 in 2004, 2003 and 2002, respectively.

The Company’s net deferred tax assets at December 31, 2004 include $2,034,000 related to a cumulative $6,992,000 net operating loss incurred by certain international operations, for which the Company has recognized an income tax benefit. Most of these net operating losses can be carried forward indefinitely. Management believes it is more likely than not that the expected future taxable income and the utilization of tax planning strategies will generate adequate earnings to fully realize the deferred tax assets, net of valuation allowance.

In December 2004, the FASB issued FASB Staff Position 109-2 (FSP 109-2), providing guidance on the application of SFAS No. 109, “Accounting for Income Taxes,” to a provision within the American Jobs Creation Act of 2004 (the “AJCA”) related to a deduction for certain foreign earnings that are repatriated. On October 22, 2004, the AJCA was signed into law. The AJCA includes a deduction of 85 percent of certain foreign earnings that are repatriated, defined in the AJCA. The AJCA could potentially apply to repatriation of cumulative earnings by the Company’s European sales subsidiaries. The Company presently estimates that the potential amounts of unremitted earnings being considered for repatriation could be in the range of $3 million to $5 million. However, the Company has not yet begun its formal evaluation of the effect of the AJCA, and therefore the Company has not yet determined (a) whether such earnings could actually be repatriated under provisions of the AJCA, or (b) the range of income tax effects of such repatriation. The Company expects to begin its evaluation of the potential application of the AJCA during the second half of 2005, with expected completion late in the same year.

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

63 of 70

Accumulated contributions are invested at each participant’s discretion from among a diverse range of investment options offered by an independent investment firm selected by the Company.

The Company’s contribution to this plan is determined each year by the Board of Directors. There is no required minimum annual contribution, but the target contribution has been approximately 6% of base payroll. The Company’s total expense related to the defined contribution plan totaled $2.5 million for 2004, $2.6 million for 2003 and $2.5 million for 2002.

The Company sponsors qualified retirement savings plans in the U.S., Canada and the United Kingdom, in which the Company matches a portion of each eligible employee’s contributions. The Company’s matching contributions to these plans were $1.8 million in 2004, $1.5 million in 2003 and $1.3 million in 2002.

(11) FAIR VALUE OF FINANCIAL INSTRUMENTS

The following summarizes certain information regarding the fair value of the Company’s financial instruments at December 31, 2004 and 2003:

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

The Company has two fixed-rate, long-term mortgages. One mortgage has a 7.1% current rate and a carrying amount at December 31, 2004 and 2003 of $5.4 million and $5.8 million, respectively. The other mortgage has an 8.0% rate and a carrying amount at December 31, 2004 and 2003 of $9.4 million and $9.9 million, respectively. The carrying amounts of the mortgages approximate fair value, based on current market rates at which the Company could borrow funds with similar remaining maturities.

(12) BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

The Company is organized into five reportable segments: Defense & Space Systems, LXE, EMS Wireless, SATCOM and SatNet. Each segment is separately managed and comprises a range of products and services that share distinct operating characteristics. The Company evaluates each segment primarily upon operating profit.

The Defense & Space Systems segment manufactures custom-designed, highly engineered hardware for use in space and satellite communications, radar, surveillance and military counter-measures. Orders typically involve development and production schedules that can extend a year or more, and most revenues are recognized under percentage-of-completion long-term contract accounting. Hardware is sold to prime contractors or systems integrators rather than to end-users.

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

64 of 70

The SatNet segment manufactures ground segment equipment for the satellite broadband communications market. The manufacturing cycle for a hub is generally several weeks and terminals are manufactured on a shorter cycle. Hardware is marketed to operators of high-speed, two-way, multimedia access networks. Revenues at SatNet are recognized under the provisions of FASB Emerging Issues Task Force Issue No. 00-21, relating to multiple deliverables on the same contract. SatNet revenues are recognized when units are shipped or services are performed, subject to the limitations of FASB Emerging Issues Task Force Issue No. 00-21 relative to multiple deliverables.

Accounting policies for segments are the same as those described in the summary of significant accounting policies, except that deferred income tax assets and liabilities are provided for only at the consolidated level.

The following segment data is presented in thousands.

	Years ended December 31
	2004	2003	2002
Net sales:
Defense & Space Systems	$50,051	49,381	54,210
Less sales to discontinued operations	(236)	(1,819)	(1,431)

Defense & Space Systems external sales	49,815	47,562	52,779
LXE	111,575	101,075	88,229
EMS Wireless	45,418	51,381	48,001
SATCOM	39,693	44,736	32,724
SatNet	14,184	12,572	14,153
Less sales to discontinued operations	(284)	—	—

SatNet external sales	13,900	12,572	14,153
Other	17	(1,113)	(115)

Total	$260,418	256,213	235,771

Operating income (loss):
Defense & Space Systems	$2,614	3,915	5,010
Contract reserve adjustment	—	—	3,500

Subtotal	2,614	3,915	8,510
LXE	7,262	6,966	4,797
EMS Wireless	(720)	2,529	2,432
SATCOM	1,713	5,026	3,962
SatNet	(2,921)	(2,100)	(1,824)
Other	(110)	(1,054)	(256)
Corporate	1,173	58	(1,268)

Total	$9,011	15,340	16,353

Non-operating income (expense), net of foreign exchange gain (loss):
Defense & Space Systems	$(1)	1	—
LXE	89	270	246
EMS Wireless	(18)	459	311
SATCOM	(171)	(627)	12
SatNet	(402)	(301)	19
Other	873	409	—
Corporate	108	(297)	(256)

Total	$478	(86)	332

Interest expense:
Defense & Space Systems	$(450)	(417)	(688)
LXE	(439)	(430)	(428)
EMS Wireless	(505)	(389)	(262)
SATCOM	(93)	(87)	(64)
SatNet	(380)	(224)	(83)
Corporate	(809)	(600)	(804)

Total	$(2,676)	(2,147)	(2,329)

65 of 70

	Years ended December 31
	2004	2003	2002
Income tax (expense) benefit:
Defense & Space Systems	$(824)	(1,331)	(1,639)
Contract reserve adjustment	—	—	(1,330)

Subtotal	(824)	(1,331)	(2,969)
LXE	(2,626)	(2,587)	(1,778)
EMS Wireless	473	(987)	(943)
SATCOM	326	(547)	(505)
SatNet	52	394	3
Other	(435)	244	97
Corporate	581	577	1,396

Total	$(2,453)	(4,237)	(4,699)

Net earnings (loss):
Defense & Space Systems	$1,339	2,168	4,853
LXE	4,286	4,219	2,837
EMS Wireless	(770)	1,612	1,538
SATCOM	1,775	3,765	3,405
SatNet	(3,651)	(2,231)	(1,885)
Other	328	(401)	(159)
Corporate, including change in accounting principle	1,053	(262)	(932)

Earnings from continuing operations	4,360	8,870	9,657
Discontinued operations, net	(4,168)	(46,262)	(1,070)

Total	$192	(37,392)	8,587

Capital expenditures:
Defense & Space Systems	$1,278	1,965	3,218
LXE	2,677	1,449	1,256
EMS Wireless	317	890	534
SATCOM	353	1,788	2,076
SatNet	1,672	1,127	1,252
Corporate	713	865	221

Total	$7,010	8,084	8,557

Depreciation and amortization:
Defense & Space Systems	$2,599	2,630	2,713
LXE	2,150	2,551	2,630
EMS Wireless	863	930	837
SATCOM	1,325	1,697	1,245
SatNet	1,303	604	574
Other	640	15	—
Corporate	581	265	209

Total	$9,461	8,692	8,208

	As of December 31
	2004	2003
Assets:
Defense & Space Systems	$42,067	40,157
LXE	70,450	66,081
EMS Wireless	27,884	25,353
SATCOM	35,774	26,543
SatNet	17,696	14,827
Other	2,335	1,164
Assets held for sale	48,658	40,059
Corporate	10,214	14,365

Total	$255,078	228,549

Goodwill:
LXE	$9,982	9,982
EMS Wireless	3,544	3,544

Total	$13,526	13,526

66 of 70

Following is a summary of enterprise-wide information (in thousands):

	Years ended December 31
	2004	2003	2002
Net sales to customers in the following countries:
United States	$160,250	162,275	165,400
United Kingdom	16,396	16,905	11,245
Other foreign countries	83,772	77,033	59,126

Total	$260,418	256,213	235,771

	As of December 31
	2004	2003
Long-lived assets are located in the following countries:
United States	$26,599	26,565
Canada	13,181	13,402
Other foreign countries	1,378	1,635

Total	$41,158	41,602

No customer accounted for more than 10% of consolidated net sales in 2004, 2003 or 2002.

(13) DERIVATIVE FINANCIAL INSTRUMENTS

At December 31, 2004, the Company’s net value of all derivatives was a liability of $205,000. The derivative activity as reported in the Company’s consolidated financial statements for the years ended December 31 was (in thousands):

	2004	2003	2002
Net liability for derivatives at January 1	$108	(248)	(18)
Changes in statements of operations:
Sales:
Gain (loss) in value of embedded derivatives	(13)	2	19
Foreign exchange gain (loss):
Gain (loss) in value of derivative instruments that do not qualify as hedging instruments	49	787	(496)
Matured foreign exchange contracts	(349)	(433)	247

Net consolidated statements of operations gain (loss) from changes in value of derivative instruments	(313)	356	(230)

Net asset (liability) for derivatives at December 31	$(205)	108	(248)

The Company recognized no gains or losses for cash flow hedges that have been discontinued because the forecasted transactions did not occur. All of the derivative contracts in place at December 31, 2004 will expire by the end of December 2005.

67 of 70

The table below summarizes, by major currency, the notional amounts of foreign currency forward contracts outstanding at December 31, 2004 (in thousands).

Notional
Amount
Euros (sell for U.S. dollars)	1,600 Euros
U.S. (sell for Canadian dollars)	3,000 USD
Euros (sell for Canadian dollars)	750 Euros
Australian dollars (sell for U.S. dollars)	1,000 AUD

The fair market value of these foreign currency forward contracts for continuing operations was a net liability of $202,000 at December 31, 2004.

(14) CONTRACT RESERVE ADJUSTMENT

In 2001, the Company had accrued a $3.5 million contract reserve for potential settlement of an agreement to supply broadband aeronautical antennas to a customer. In 2002, that customer was acquired, and the Company subsequently negotiated a new long-term supply agreement with the acquiring company. Based on the terms of this new agreement and the strong financial position and creditworthiness of the acquiring company, the Company concluded that it no longer needed the $3.5 million reserve. The elimination of this reserve resulted in a consolidated statement of operations benefit in the fourth quarter of 2002.

(15) COMMITMENTS AND CONTINGENCIES

The Company is committed under several non-cancelable operating leases for office space, computer and office equipment and automobiles. Minimum annual lease payments under such leases related to the Company’s continuing operations are $4,421,000 in 2005, $3,730,000 in 2006, $2,951,000 in 2007, $1,608,000 in 2008, $527,000 in 2009 and $0 thereafter. Minimum annual lease payments under such leases related to the Company’s discontinued operations are $492,000 in 2005, $359,000 in 2006, $178,000 in 2007 and $0 thereafter.

The Company also has short-term leases for regional sales offices, equipment and automobiles. Total rent expense under all operating leases was approximately $4,539,000, $5,134,000 and $5,074,000 in 2004, 2003 and 2002, respectively.

As of December 31, 2004, the Company has outstanding purchase commitments of $20,565,000. These represent existing commitments under purchase orders or contracts to purchase inventory and raw materials for our products.

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

The Company periodically enters into agreements with customers and suppliers that include limited intellectual property indemnification obligations that are customary in the industry. These guarantees generally require the Company to compensate the other party for certain damages and costs incurred as a result of third-party intellectual property claims arising from these transactions. The nature of the intellectual property indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount for which it could be obligated.

68 of 70

Two large contracts in discontinued operations that were accounted for under percentage of completion accounting experienced technical and supplier difficulties, resulting in increases to the estimated cost at completion totaling over $8 million in 2003 and over $2.8 million in 2004. The Company has provided reserves for identified risks that could cause cost increases in the future. The larger of the two contracts was very near completion at the end of 2004, but on the remaining smaller contract, there is a risk that further unforeseen difficulties could cause increases to the cost at completion that exceed the Company’s provisions, resulting in further losses.

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

Balance at December 31, 2002	$1,366
Accruals for warranties issued during the period	1,178
Settlements made during the period	(567)

Balance at December 31, 2003	1,977
Accruals for warranties issued during the period	2,416
Settlements made during the period	(2,071)

Balance at December 31, 2004	$2,322

(16) LITIGATION

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

69 of 70

(17) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Following is a summary of interim financial information for the years ended December 31, 2004 and 2003 (in thousands, except net earnings (loss) per share):

	2004 Quarters ended
	April 3	July 3	October 2	December 31
Net sales	$64,075	64,528	62,368	69,447
Operating income	2,440	1,972	1,662	2,937
Earnings from continuing operations	1,884	888	671	917
Earnings (loss) from discontinued operations	334	(1,110)	(2,387)	(1,005)
Net earnings (loss)	2,218	(222)	(1,716)	(88)
Net earnings (loss) per share:
Basic:
Continuing operations	$0.17	0.08	0.06	0.08
Discontinued operations	0.03	(0.10)	(0.21)	(0.09)

Net earnings (loss)	$0.20	(0.02)	(0.15)	(0.01)

Diluted:
Continuing operations	$0.17	0.08	0.06	0.08
Discontinued operations	0.03	(0.10)	(0.21)	(0.09)

Net earnings (loss)	$0.20	(0.02)	(0.15)	(0.01)

	2003 Quarters ended
	March 29	June 28	September 27	December 31
Net sales	$55,749	66,059	61,534	72,871
Operating income	3,078	4,778	3,384	4,100
Earnings from continuing operations	1,686	2,488	1,932	2,764
Loss from discontinued operations	(1,664)	(16,558)	(22,523)	(5,517)
Net earnings (loss)	22	(14,070)	(20,591)	(2,753)
Net earnings (loss) per share:
Basic:
Continuing operations	$0.16	0.23	0.18	0.26
Discontinued operations	(0.16)	(1.55)	(2.11)	(0.52)

Net earnings (loss)	$—	(1.32)	(1.93)	(0.26)

Diluted:
Continuing operations	$0.16	0.23	0.18	0.25
Discontinued operations	(0.16)	(1.55)	(2.09)	(0.50)

Net earnings (loss)	$—	(1.32)	(1.91)	(0.25)

70 of 70