Form 10-K/A
period 2004-12-31
EMS TECHNOLOGIES INC
filed 2005-05-02
CIK 32198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2
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
Common Stock, $.10 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K: ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act): Yes ☒ No ☐

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

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Company’s definitive proxy statement for the 2005 Annual Meeting of Shareholders of the registrant is incorporated herein by reference in Part III of the Annual Report on Form 10-K/A Amendment No. 1.

AVAILABLE INFORMATION

EMS Technologies, Inc. makes available free of charge, on or through its website at www.ems-t.com, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Information contained on the Company’s website is not part of this report.

1 of 9

EXPLANATORY NOTE
PART II
ITEM 9A. Controls and Procedures
PART IV
ITEM 15. Exhibits, Financial Statement Schedules
EX-10.3 DEFERRED COMPENSATION PLAN FOR NON-EMPLOYEE DIRECTORS
EX-10.4 OFFICER'S DEFERRED COMPENSATION PLAN
EX-10.9 FORM OF STOCK OPTION AGREEMENT
EX-21.1 SUBSIDIARIES OF THE REGISTRANT
EX-23.3 CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32 SECTION 906 CERTIFICATION OF THE CEO & CFO

EXPLANATORY NOTE

EMS Technologies, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (the “Amendment”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (which was initially filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2005, and amended by Amendment No. 1 thereto on March 31, 2005) pursuant to an exemptive order issued by the SEC (SEC Release No. 34-50754). This exemptive order permitted the Company to include management’s annual report on the Company’s internal control over financial reporting and the required attestation report of the Company’s independent registered public accounting firm in an amendment to its Annual Report on Form 10-K not later than 45 days after the prescribed period for filing such Annual Report on Form 10-K. The Company also is refiling certain exhibits to its Report on Form 10-K. Accordingly, the Company is filing this Amendment No. 2 to:

•	Amend Item 9A to include management’s annual report on the Company’s internal control over financial reporting, and a report of its independent registered public accounting firm relating to the Company’s assessment of internal control over financial reporting and effectiveness of internal control over financial reporting; and
•	Amend Item 15 to include (i) updated certifications pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002, (ii) a consent of the Company’s independent registered public accounting firm with respect to the above-referenced report on the Company’s assessment of internal controls, and (iii) certain additional or corrected exhibits.

Except for the amendments described above, this Amendment No. 2 does not modify or update the Company’s Annual Report on Form 10-K, as amended by Amendment No. 1 thereto, including the previously reported financial statements and other financial disclosures included therein, which information has not been updated to reflect events which may have occurred since the date as of which such information was previously provided.

PART II

ITEM 9A. Controls and Procedures

(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues, errors and instances of fraud, if any, within a company have been detected.

The Company’s management, including the Chief Executive Officer (CEO) and its Executive Vice President and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2004, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“disclosure controls”). Based on that evaluation and the three material weaknesses (discussed below) that were identified, the CEO and CFO have concluded that the Company’s disclosure controls were not effective as of December 31, 2004.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements for external purposes, in accordance with generally accepted accounting principles. Management conducted its evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s (“PCAOB”) Auditing Standard No. 2 as a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In the course of its evaluation, management identified the following material weaknesses as of December 31, 2004 in the Company’s internal control over financial reporting:

•	The Company’s policies and procedures did not provide for sufficient oversight and review of revenue recognition for multiple deliverables under contracts involving delayed delivery of equipment, related software and future services that are supplemental to the primary equipment sold. Specifically, the Company did not have controls in place to adequately identify, evaluate and value separate elements of certain contracts involving multiple deliverables to ensure that the related accounting for these transactions complied with the provisions of the FASB’s Emerging Issues Task

2 of 9

Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” and the AICPA’s Statement of Position No. 97-02, “Software Revenue Recognition.” This deficiency resulted in a material overstatement of the Company’s recorded revenue; however, the related errors were identified and corrected prior to issuance of the Company’s 2004 consolidated financial statements.

•	The Company’s policies and procedures did not provide for effective oversight and review of the accounting for purchase price variances on certain purchased materials. Specifically, the Company did not maintain, in one of its divisions, procedures to adequately review purchase price variances recognized during the period and to reflect such variances in the recorded amount of inventory. This deficiency resulted in a material understatement of the Company’s cost of sales; however, the related errors were identified and corrected prior to issuance of the Company’s 2004 consolidated financial statements.

•	The Company’s policies and procedures did not provide for effective oversight and review of the accounting for the effect of significant foreign exchange fluctuations on the value of long-term contracts denominated in a currency other than the functional currency. Specifically, the Company’s discontinued Canadian operations did not have controls in place to appropriately estimate the effects of foreign exchange fluctuations on the expected future revenues for long-term contracts denominated in non-Canadian currencies, and for which revenue was being recognized under percentage-completion accounting. This deficiency resulted in a material overstatement of the Company’s recorded revenue from discontinued operations; however, the related errors were identified and corrected prior to issuance of the Company’s 2004 consolidated financial statements.

Based on the aforementioned material weaknesses, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2004.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. The report is included in Item 9A(d) under the heading “Report of Independent Registered Public Accounting Firm.”

(c) Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fourth quarter of 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, subsequent to December 31, 2004, the Company implemented additional controls and procedures to address the material weaknesses that have been identified:

•	The Company expanded its procedures to identify, evaluate and appropriately value all contractual deliverables, as well as provide for additional management review of certain contracts with multiple deliverables.

•	The Company improved its procedures to revise standard prices for purchased materials, and it implemented new procedures to revalue inventory more frequently, and to provide for additional management review of the accounting for purchase price variances for purchased materials.

•	The Company expanded its procedures to revalue the estimated future revenues on long-term contracts denominated in a currency other than the functional currency.

3 of 9

(d) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
EMS Technologies, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A(b)), that EMS Technologies, Inc. (the Company) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of material weaknesses in internal control over financial reporting identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2004:

(a)	the Company’s policies and procedures did not provide for sufficient oversight and review of revenue recognition for multiple deliverables under contracts involving delayed delivery of equipment, related software and future services that are supplemental to the primary equipment sold. Specifically, the Company did not have controls in place to adequately identify, evaluate and value separate elements of certain contracts involving

4 of 9

multiple deliverables to ensure that the related accounting for these transactions complied with generally accepted accounting principles. This deficiency resulted in a material overstatement of the Company’s recorded revenue.

(b)	the Company’s policies and procedures did not provide for effective oversight and review of the accounting for purchase price variances on certain purchased materials. Specifically, the Company did not maintain, in one of its divisions, procedures to adequately review purchase price variances recognized during the period and to reflect such variances in the recorded amount of inventory. This deficiency resulted in a material understatement of the Company’s of cost of sales.

(c)	the Company’s policies and procedures did not provide for effective oversight and review of the accounting for the effect of significant foreign exchange fluctuations on the value of long-term contracts denominated in a currency other than the functional currency. Specifically, the Company’s discontinued Canadian operations did not have controls in place to appropriately estimate the effects of foreign exchange fluctuations on the expected future revenues for long-term contracts denominated in non-Canadian currencies, and for which revenue was being recognized under percentage-completion accounting. This deficiency resulted in a material overstatement of the Company’s recorded revenue from discontinued operations.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EMS Technologies, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 30, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

KPMG LLP

Atlanta, Georgia
May 2, 2005

5 of 9

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

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

4.1 EMS Technologies, Inc. Stockholder Rights Plan dated as of April 6, 1999 (previously filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004).

4.2 Agreement with respect to long-term debt pursuant to Item 601(b)(4)(iii)(A) (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

4.3 U.S. Revolving Credit Agreement, dated as of December 10, 2004, among the Company, the lenders from time to time party thereto, and SunTrust Bank as Administrative Agent (previously filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004).

4.4 Security Agreement, dated as of December 10, 2004, by the Company and certain of its subsidiaries, in favor of SunTrust Bank as Collateral Agent (previously filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004).

4.5 Pledge Agreement, dated as of December 10, 2004, by the Company and certain of its subsidiaries, in favor of SunTrust Bank as Collateral Agent (previously filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004).

4.6 Form of Note issued by the Company in favor of the lenders under the U.S. Revolving Credit Agreement, dated as of December 31, 2004 (previously filed as Exhibit 4.6 to the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004).

4.7 Amendment No. 1, dated February 11, 2005, to U.S. Revolving Credit Agreement (previously filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004).

4.8 Canadian Revolving Credit Agreement, dated as of December 10, 2004, among EMS Technologies Canada, Ltd., the Company, the lenders from time to time party thereto, and Bank of America, National Association (Canada Branch) as Canadian Administrative Agent and Funding Agent (incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004).

4.9 Canadian Security Agreement, dated as of December 10, 2004, by EMS Technologies Canada, Ltd., in favour of Bank of America, National Association (Canada Branch) as Canadian Collateral Agent (previously filed as Exhibit 4.9 to the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004).

4.10 Deed of Movable Hypothec, dated as of December 10, 2004, by EMS Technologies Canada, Ltd., in favour of Bank of America, National Association (Canada Branch) as Canadian Collateral Agent (previously filed as Exhibit 5.0 to the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004).

6 of 9

4.11 Canadian Intellectual Property Security Agreement, dated as of December 10, 2004, by EMS Technologies Canada, Ltd., in favour of Bank of America, National Association (Canada Branch) as Canadian Collateral Agent (previously filed as Exhibit 5.1 to the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004).

4.12 Pledge Agreement, dated as of December 10, 2004, by the Company and certain of its domestic subsidiaries in favour of Bank of America, National Association (Canada Branch) as Canadian Collateral Agent (previously filed as Exhibit 5.2 to the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004).

4.13 Trademark Security Agreement, dated as of December 10, 2004, by the Company and one of its domestic subsidiaries in favour of Bank of America, National Association (Canada Branch) as Canadian Collateral Agent (previously filed as Exhibit 5.3 to the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004).

4.14 Patent Security Agreement, dated as of December 10, 2004, by the Company and one of its domestic subsidiaries in favour of Bank of America, National Association (Canada Branch) as Canadian Collateral Agent (previously filed as Exhibit 5.4 to the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004).

4.15 Form of Note issued by the Company in favour of the lenders under the Canadian Revolving Credit Agreement, dated as of December 31, 2004 (previously filed as Exhibit 5.5 to the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004).

4.16 Amendment No. 1, dated February 11, 2005, to Canadian Revolving Credit Agreement (previously filed as Exhibit 5.6 to the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004).

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

10.3 EMS Technologies, Inc. Deferred Compensation Plan for Non-Employee Directors, effective October 1, 2003, as amended effective December 13, 2004.*

10.4 EMS Technologies, Inc. Officers’ Deferred Compensation Plan, effective November 13, 2003, as amended effective December 13, 2004.*

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

7 of 9

10.8 Form of Stock Option Agreement evidencing options granted prior to 2001 to executive officers under the EMS Technologies, Inc. 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.9 Form of Stock Option Agreement evidencing options granted after 2000 to executive officers under the EMS Technologies, Inc. 1997 Stock Incentive Plan, together with related Terms of Officer Stock Option, Form 1/25/01.*

10.10 Form of Stock Option Agreement evidencing options granted automatically to non-employee members of the Board of Directors upon their initial election to the Board, under the EMS Technologies, Inc. 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

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

10.15 EMS Technologies, Inc. Executive Annual Incentive Compensation Plan, as amended through April 30, 1999 (previously filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004).

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

10.19 Form of Split-Dollar Life Insurance agreement effective January 1, 1993, between the Company and William S. Jacobs (previously filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004).

10.20 Summary of compensation arrangements with non-employee members of the Board of Directors (previously filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004).

10.21 Summary of compensation arrangements with executive officers (previously filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004).

8 of 9

14 EMS Technologies, Inc. Code of Business Ethics and Conduct, as revised February 6, 2004 (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

21.1 Subsidiaries of the registrant. *

23.1 Independent Registered Public Accounting Firm (KPMG LLP) Consent to incorporation by reference in Registration Statement Nos. 2-76455, 33-50528, 333-20843, 333-32425, 333-35842, 333-86973 and 333-74770, each on Form S-8, and Registration Statement Nos. 333-61796 and 333-87160, each on Form S-3 (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004).

23.2 Independent Auditors’ (Ernst & Young LLP) Consent to incorporation by reference in Registration Statement Nos. 2-76455, 33-50528, 333-20843, 333-32425, 333-35842, 333-86973 and 333-74770, each on Form S-8, and Registration Statement Nos. 333-61796 and 333-87160, each on Form S-3 (incorporated by reference to Exhibit 23.2 to the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004).

23.3 Independent Registered Public Accounting Firm (KPMG LLP) Consent to incorporation by reference in Registration Statement Nos. 2-76455, 33-50528, 333-20843, 333-32425, 333-35842, 333-86973 and 333-74770, each on Form S-8, and Registration Statement Nos. 333-61796 and 333-87160, each on Form S-3.*

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32 Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

9 of 9