Form 10-Q
period 2005-04-02
EMS TECHNOLOGIES INC
filed 2005-05-17
CIK 32198

All items of this Report on form 10-Q
were the subject of a Form 12b-25
and are included herein

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on May 12, 2005:

Class	Number of Shares

Common Stock, $.10 par Value	11,164,421

AVAILABLE INFORMATION

EMS Technologies, Inc. makes available free of charge, on or through its website at www.ems-t.com, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Information contained on the Company’s website is not part of this report.

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

EMS Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Quarters Ended
	Apr 2	Apr 3
	2005	2004
Net sales	$63,691	64,075
Cost of sales	42,823	40,477
Selling, general and administrative expenses	17,385	15,584
Research and development expenses	4,432	5,574

Operating income (loss)	(949)	2,440
Non-operating income, net	51	866
Foreign exchange gain (loss)	(120)	103
Interest expense	(1,092)	(638)

Earnings (loss) from continuing operations before income taxes	(2,110)	2,771
Income tax expense (benefit)	(717)	887

Earnings (loss) from continuing operations	(1,393)	1,884

Discontinued operations (note 2):
Earnings from discontinued operations before income taxes	1,170	418
Income tax expense	81	84

Earnings from discontinued operations	1,089	334

Net earnings (loss)	$(304)	2,218

Net earnings (loss) per share (note 4):
Basic:
Earnings (loss) from continuing operations	$(0.12)	0.17
Earnings from discontinued operations	0.09	0.03

Net earnings (loss)	$(0.03)	0.20

Diluted:
Earnings (loss) from continuing operations	$(0.12)	0.17
Earnings from discontinued operations	0.09	0.03

Net earnings (loss)	$(0.03)	0.20

Weighted average number of shares (note 4):
Common	11,164	11,032
Common and dilutive common equivalent	11,164	11,269

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)
(in thousands)

	Apr 2	Dec 31
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$11,673	14,553
Restricted cash	4,715	4,715
Trade accounts receivable, net (note 6)	80,737	81,343
Inventories (note 7)	39,766	37,425
Deferred income taxes	1,362	1,362
Assets held for sale (note 2)	54,422	48,658

Total current assets	192,675	188,056

Property, plant and equipment:
Land	1,150	1,150
Building and leasehold improvements	15,171	15,166
Machinery and equipment	80,874	79,310
Furniture and fixtures	8,139	8,061

Total property, plant and equipment	105,334	103,687
Less accumulated depreciation and amortization	68,479	66,519

Net property, plant and equipment	36,855	37,168

Deferred income taxes – non-current	4,604	4,604
Intangible assets, net	3,734	3,990
Goodwill	13,526	13,526
Other assets	8,846	7,734

Total assets	$260,240	255,078

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited), continued
(in thousands, except share data)

	Apr 2	Dec 31
	2005	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$18,426	3,462
Accounts payable	23,575	25,638
Income taxes payable	577	1,726
Accrued compensation costs	7,364	6,258
Accrued retirement costs	3,155	2,453
Deferred service revenue	6,120	5,214
Liabilities related to assets held for sale (note 2)	22,479	20,981
Other current liabilities	4,139	5,333

Total current liabilities	85,835	71,065
Long-term debt, excluding current installments	49,191	57,992

Total liabilities	135,026	129,057

Stockholders’ equity:
Preferred stock of $1.00 par value per share
Authorized 10,000,000 shares; none issued	—	—
Common stock of $.10 par value per share
Authorized 75,000,000 shares; issued and outstanding 11,164,000 in 2005 and 2004	1,116	1,116
Additional paid-in capital	69,060	69,058
Accumulated other comprehensive income – foreign currency translation adjustment	2,669	3,174
Retained earnings	52,369	52,673

Total stockholders’ equity	125,214	126,021

Total liabilities and stockholders’ equity	$260,240	255,078

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended
	Apr 2	Apr 3
	2005	2004
Cash flows from operating activities:
Net earnings (loss)	$(304)	2,218
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and intangible assets amortization	2,706	2,298
Earnings from discontinued operations	(1,089)	(334)
Gain on sale of assets	—	(938)
Changes in operating assets and liabilities:
Trade accounts receivable	(765)	3,658
Inventories	(2,501)	(3,393)
Accounts payable	(965)	(164)
Income taxes payable	(1,194)	179
Accrued costs, deferred revenue and other current liabilities	2,658	1,970
Other	(2,332)	596

Net cash (used in) provided by operating activities	(3,786)	6,090

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,205)	(1,447)
Proceeds from the sale of assets	182	—

Net cash used in financing activities	(2,023)	(1,447)

Cash flows from financing activities:
Net increase (decrease) in revolving debt	6,594	(4,795)
Repayment of term debt	(327)	(565)
Deferred financing costs paid	(58)	—
Proceeds from exercise of stock options, net of withholding taxes paid	2	2,515

Net cash provided by (used in) financing activities	6,211	(2,845)

Operating cash used in discontinued operations	(3,418)	(3,222)

Net change in cash and cash equivalents	(3,016)	(1,424)
Effect of exchange rates on cash	136	(643)
Cash and cash equivalents at beginning of period	14,553	14,180

Cash and cash equivalents at end of period	$11,673	12,113

Supplemental disclosures of cash flow information:
Cash paid for interest	$668	$927
Cash paid for income taxes	608	128

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)
April 2, 2005 and April 3, 2004

1. Basis of Presentation

The consolidated financial statements include the accounts of EMS Technologies, Inc. and its wholly-owned subsidiaries LXE Inc., EMS Holdings, Inc., EMS Technologies Canada, Ltd., and EMS Wireless do Brasil, Ltda. (collectively, “the Company”). In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain prior period financial statement balances have been reclassified to conform to the current period’s classification. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004.

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

— Stock Option Plans

The Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by SFAS No. 123.

The Company has adopted SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” including the interim reporting requirements. The following table illustrates the effect on net earnings (loss) and net earnings (loss) per share if the Company had applied the fair value method to measure stock-based compensation (in thousands, except net earnings (loss) per share):

	Quarters Ended
	Apr 2	Apr 3
	2005	2004
Net earnings (loss):
As reported (1)	$(304)	2,218
Less: Stock-based employee compensation expense determined under the fair value method, net of tax	(317)	(520)

Pro forma	$(621)	1,698

Basic net earnings (loss) per share:
As reported	$(0.03)	0.20
Pro forma	(0.06)	0.15
Diluted net earnings (loss) per share:
As reported	$(0.03)	0.20
Pro forma	(0.06)	0.15

(1)	Stock compensation expense has not been recognized in net earnings (loss).

—Effect of New Accounting Pronouncements

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

2. Discontinued Operations

The Company’s Montreal-based commercial space operations are accounted for as discontinued operations. The net assets held for sale have been written down to their estimated fair value upon disposal, which was estimated in Canadian dollars using an expected present value technique and a discount rate of 20%. A 2% change in the discount rate would cause a change in the valuation of approximately $1.7 million.

The results of these discontinued operations for the first quarter of 2005 and 2004 were as follows (in thousands):

	Quarters Ended
	Apr 2	Apr 3
	2005	2004
Net sales	$16,073	14,778
Costs and expenses	14,903	14,360

Earnings before income taxes	1,170	418
Income tax expense	81	84

Net earnings	$1,089	334

The table below presents the components of the consolidated balance sheet accounts classified as current assets and liabilities related to assets held for sale as of April 2, 2005 and December 31, 2004 (in thousands):

	Apr 2	Dec 31
	2005	2004
Accounts receivable, net	$17,537	12,906
Inventories	3,811	4,005
Investments	2,709	2,709
Property, plant and equipment, net	18,620	18,599
Non-current accounts receivable, net	7,767	6,516
Accrued pension assets	3,118	3,255
Other assets	860	668

Total assets held for sale	$54,422	48,658

Accounts payable	$14,992	13,387
Long-term debt	2,697	2,783
Post-retirement obligations	4,537	4,481
Other current liabilities	253	330

Total liabilities related to assets held for sale	$22,479	20,981

3. Derivative Financial Instruments

The Company uses derivative financial instruments (foreign currency forward contracts) to hedge currency fluctuations in future cash flows denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. The Company has established policies and procedures for risk assessment and for the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into derivative financial instruments for trading or speculative purposes.

Certain of the Company’s routine long-term contracts to deliver space and technology products are considered to be derivative instruments because these contracts create long-term obligations for non-U.S. customers to pay the Company’s Canadian subsidiary in U.S. dollars. These “embedded” derivatives do not qualify as hedging instruments and are accounted for at fair value. None of the Company’s derivative instruments were designated as hedges in 2005 or 2004 and as result all unrealized gains or losses are reflected currently in foreign exchange (loss) gain on the consolidated statements of operations.

For continuing operations, the derivative activity as reported in the Company’s consolidated financial statements during the first quarters ended 2005 and 2004 was (in thousands):

	Quarters Ended
	Apr 2	Apr 3
	2005	2004
Beginning net asset (liability) for derivatives	$(205)	108
Changes in statement of operations:
Sales:
Loss in value of embedded derivatives	(6)	(2)
Foreign exchange gain (loss) on derivative instruments:
Gain in value of derivative instruments that do not qualify as hedging instruments	19	74
Matured foreign exchange contracts	127	(98)

Net consolidated statements of operations gain (loss) from changes in value of derivative instruments	140	(26)

Ending net asset (liability) for derivatives	$(65)	82

For discontinued operations, the net liability for derivatives at April 2, 2005 was $73,000 compared to $14,000 at December 31, 2004.

All of the foreign currency contracts currently in place will expire by the first quarter of 2006.

4. Earnings (Loss) Per Share

Basic earnings (loss) per share is the per share allocation of earnings available to common stockholders based only on the weighted average number of common shares actually outstanding during the period. Diluted earnings (loss) per share represents the per share allocation of income attributable to common stockholders based on the weighted average number of common shares actually outstanding plus all dilutive potential common shares outstanding during the period, if applicable.

The Company has granted employee stock options and stock warrants that are potentially dilutive to basic earnings per share, although the potentially dilutive effect of all stock options and warrants were excluded from the calculation of loss per share in the first quarter of 2005. The dilutive and anti-dilutive stock options and warrants are summarized as follows (shares in thousands):

	Apr 2	Apr 3
	2005	2004
Dilutive stock options, included in earnings (loss) per share calculations:
Shares	—	1,320
Average exercise price per share	$—	15.42
Anti-dilutive stock options and warrants, excluded from per share calculations:
Shares	1,687	422
Average exercise price per share	$17.14	23.31

For each earnings (loss) per share calculation reported for the first quarters of 2005 and 2004, the numerators were the same as reported in the consolidated statements of operations. Following is a reconciliation of the denominators for basic and diluted earnings (loss) per share calculations for the first quarters ended April 2, 2005 and April 3, 2004 (in thousands):

	Quarters Ended
	Apr 2	Apr 3
	2005	2004
Basic-weighted average common shares outstanding	11,164	11,032
Common equivalent shares from stock options	—	237

Diluted-weighted average common and common equivalent shares outstanding	11,164	11,269

5. Comprehensive Income (Loss)

Following is a summary of comprehensive income (loss) (in thousands):

	Quarters Ended
	Apr 2	Apr 3
	2005	2004
Net income (loss)	$(304)	2,218
Other comprehensive loss:
Foreign currency translation adjustment	(505)	(834)

Comprehensive income (loss)	$(809)	1,384

6. Trade Accounts Receivable

Trade accounts receivable include the following (in thousands):

	Apr 2	Dec 31
	2005	2004
Amounts billed	$60,635	60,121
Unbilled revenues under long-term contracts	25,121	24,302
Customer advanced payments	(3,943)	(2,006)
Allowance for doubtful accounts	(1,076)	(1,074)

Trade accounts receivable, net	$80,737	81,343

7. Inventories

Inventories include the following (in thousands):

	Apr 2	Dec 31
	2005	2004
Parts and materials	$25,532	25,111
Work-in-process	6,671	5,808
Finished goods	7,563	6,506

Inventories, net	$39,766	37,425

8. Interim Segment Disclosures

The Company is organized into five reportable segments: LXE, Defense & Space Systems, SATCOM, EMS Wireless, and SatNet. Each segment is separately managed and comprises a range of products and services that share distinct operating characteristics. The Company evaluates each segment primarily upon operating profit.

The LXE segment manufactures wireless local area network (“LAN”) products for use mainly in logistics. The manufacturing cycle for each order is generally just a few days, and revenues are recognized upon shipment of hardware. Hardware is marketed to end-users and to third parties that incorporate their products and services with the Company’s hardware for delivery to end-users.

The Defense & Space Systems segment manufactures custom-designed, highly engineered hardware for use in space and satellite communications, radar, surveillance and military countermeasures. Orders typically involve development and production schedules that can extend a year or more, and most revenues are recognized under percentage-of-completion long-term contract accounting. Hardware is sold to prime contractors or systems integrators rather than to end-users.

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

The SatNet segment manufactures ground segment equipment for the satellite broadband communications market. The manufacturing cycle for a hub is generally several weeks and terminals are manufactured on a shorter cycle. Hardware is marketed to operators of high-speed, two-way, multimedia access networks. Revenues for certain contracts at SatNet are recognized when units are shipped or services are performed subject to the limitations of FASB Emerging Issues Task Force Issue No. 00-21 relative to multiple deliverables, including some deliverables that management believes are not significant to the total system being delivered. Revenues for other contracts involving substantial development efforts are recognized under the percentage of completion method of accounting.

Following is a summary of the Company’s interim segment data (in thousands):

	Quarters Ended
	Apr 2	Apr 3
	2005	2004
Net sales:
LXE	$26,819	24,900
Defense & Space Systems	11,280	12,984
Less sales to discontinued operations	—	(183)

Defense & Space Systems external sales	11,280	12,801
SATCOM	9,864	10,115
EMS Wireless	12,221	12,210
SatNet	3,620	4,049
Less sales to discontinued operations	(113)	—

SatNet external sales	3,507	4,049

Total	$63,691	64,075

Operating income (loss):
LXE	$982	1,129
Defense & Space Systems	(499)	832
SATCOM	440	233
EMS Wireless	(875)	115
SatNet	(718)	(70)
Other	(279)	201

Total	$(949)	2,440

Earnings (loss) from continuing operations:
LXE	$505	668
Defense & Space Systems	(373)	451
SATCOM	513	212
EMS Wireless	(643)	(29)
SatNet	(1,081)	(229)
Other	(61)	(34)
Corporate	(253)	845

Total	$(1,393)	1,884

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

The Company records a liability for the estimated costs to be incurred under warranties. The amount of this liability is based upon historical, as well as expected, rates of warranty claims. The warranty liability is periodically reviewed for adequacy and adjusted as necessary. Following is a reconciliation of the aggregate product warranty liability for the quarters ended (in thousands):

	Apr 2	Apr 3
	2005	2004
Balance at beginning of quarter	$2,322	1,977
Accruals for warranties issued during the period	201	166
Settlements made during the period	(353)	(138)

Balance at end of quarter	$2,170	2,005

10. Long-Term Debt

On February 11, 2005, the Company amended its U.S. and Canadian revolving credit agreements to increase the aggregate borrowing capacity from $55.0 million to $65.0 million, and to add another financial institution in the U.S. and in Canada to the group of creditors in the agreement. Under this amendment, the aggregate borrowing capacity of the revolving credit agreement is $32.5 million in both the U.S. and Canada. The amendment also requires the Company to repay S&T/Montreal’s outstanding debt upon the closing of its sale, and the group of creditors will simultaneously reduce the borrowing capacity of the Canadian facility and increase the borrowing capacity of the U.S facility by $15.0 million. Based upon management’s expectations, the Company has classified $15.0 million as short-term debt in the first quarter of 2005.

During the first quarter of 2005, total debt increased by $6.2 million mainly due to the operating losses at EMS Wireless, D&SS, and SatNet, as well as the build-up of inventory at EMS Wireless and LXE in anticipation of higher order rates in future periods. As a result of this increase and the reclassification of the $15 million noted above, the Company’s long-term debt decreased by a net $8.8 million.

At April 2, 2005, the Company had $8.5 million available for borrowing in the U.S. and $1.0 million available for borrowing in Canada under the respective revolving credit agreements after current borrowings and outstanding letters of credit. In addition, the new debt agreements require the Company to maintain an aggregate reserve of $5.0 million in unused revolving credit and cash related to an S&T/Montreal contract. The new U.S. revolver facilities are secured by substantially all tangible and intangible assets, with certain exceptions for real estate that secures existing mortgages and other permitted liens. The new agreement matures in three years, with no principal payments required until maturity.

As of the end of the quarter, the Company had $5.5 million of standby letters of credit as performance guarantees outstanding under the revolving credit agreement. The Company had an additional $3.2 million of standby letters of credit as performance guarantees outstanding through another Canadian bank. The Company deposited $4.7 million, which was classified as restricted cash on its consolidated balance sheets, at a Canadian bank as collateral for a portion of these standby letters of credit and for outstanding foreign currency forward contracts. Most of this cash will become available to the Company during the first half of 2005 as the underlying letters of credit and forward contracts expire or are settled.

Interest under both the U.S. and the Canadian revolving loans are, at the Company’s option, a function of either the bank’s prime rate or LIBOR. A commitment fee equal to .50% per annum of the daily average unused credit in both the U.S. and Canada is payable quarterly.

The revolving credit agreement includes a covenant that establishes a quarterly minimum required consolidated net worth. The minimum consolidated net worth required at April 2, 2005 was approximately $113 million, as compared with the reported consolidated net worth of approximately $125 million. Other covenants under the agreement include a maximum ratio of total funded debt to historical earnings before interest, taxes, depreciation, and amortization (EBITDA) and a minimum ratio of historical EBITDA less capital expenditures and taxes paid to specified fixed charges, mainly interest and scheduled principal repayments under all debt agreements. There are various other debt covenants that are customary in such borrowings. The agreement also restricts the ability of the Company to declare or make cash dividends.

At April 2, 2005, the Company was not in compliance with the funded-debt-to-EBITDA covenant under its credit agreement, and has received a bank waiver of non-compliance. The Company expects that as a result of anticipated improved earnings performance and positive cash flow, it will be in compliance during future quarters. However, if the Company does not achieve these expectations, it may fail to comply with the funded-debt-to-EBITDA covenant under its credit agreements, in which case it would seek a further waiver of that covenant from the bank creditors under those agreements although no assurances for such waivers will be provided.

11. Litigation

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes included in Item 1 of Part 1 of this quarterly report and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004.

Overview:

EMS Technologies, Inc. (the “Company” or “EMS”) designs, manufactures and markets products that are important in many kinds of wireless communications. The Company focuses on the needs of the mobile information user, with an increasing emphasis on broadband applications for high-data-rate, high-capacity wireless communications.

Following is a summary of significant factors affecting the Company in the first quarter of 2005:

For continuing operations:

•	There was a consolidated operating loss in the first quarter of 2005, as compared with operating profit in 2004, and this is related to several factors: (1) substantial sales by EMS Wireless of a newly-introduced model of antenna which, in its initial rollout phase, provided low contributions to profit; (2) comparatively lower revenues from our SatNet division, which reflected the uncertain orders stream in this emerging market; and (3) U.S. Department of Defense funding delays related to budgetary and technical issues, which resulted in fewer new orders available to replace significant contracts that were completed in 2004, as well as cost increases resulting from technical difficulties on certain programs at the Defense & Space Systems division.

•	Non-operating income in 2004 included a one-time $938,000 pre-tax gain for the sale of unutilized real estate in Montreal.

For discontinued operations:

•	Discontinued operations reported a $1.2 million earnings before income tax for the quarter, mainly as a result of higher revenues, lower selling, marketing and administrative costs, and lower net R&D expenses.

Discontinued Operations

Our Space & Technology/Montreal division is classified as discontinued operations, and the net assets held for sale have been written down to their estimated fair value upon disposal. The fair value upon disposal was estimated in Canadian dollars using an expected present value technique and a discount rate of 20%. A 2% change in the discount rate would cause a change in the valuation of approximately $1.7 million.

The Company continues to pursue its plan of sale for the Space & Technology/Montreal division. It is unlikely that significant changes to the plan will take place or that the plan will be withdrawn by the Company. The division is available for immediate sale in its present condition, and is being actively marketed at a price that management believes is reasonable as compared with its current estimated fair value. Management believes that the sale of the division is probable within one year. Under the present circumstances, management believes that it is appropriate to continue accounting for the Space & Technology/Montreal division as discontinued operations.

Results of Operations

Net Sales

Consolidated net sales were $63.7 million in the first quarter of 2005, compared with $64.1 million in the first quarter of 2004. An increase in net sales across all of LXE’s markets was offset by lower defense net sales at D&SS and lower shipments of DVB-RCS hubs and terminals at SatNet. First quarter sales at the other divisions were comparable in 2005 and 2004.

Cost of Sales

Cost of sales, as a percentage of consolidated net sales, was 67% for the first quarter of 2005, compared with 63% for the same period of 2004. The unfavorable effect on cost of sales as a percentage of net sales was mainly due to (1) substantial sales by EMS Wireless of a new model of antenna with a relatively low gross margin during the initial rollout phase; (2) lower net sales at SatNet to cover fixed costs; and (3) cost increases related to technical difficulties on existing programs at our D&SS division.

Net Sales, Cost of Sales, and Operating Income (Loss) by Segment

Our segment net sales and operating income (loss) were as follows (in thousands):

	Quarters Ended
	Apr 2	Apr 3
	2005	2004
Net sales:
LXE	$26,819	24,900
Defense & Space Systems	11,280	12,984
Less sales to discontinued operations	—	(183)

Defense & Space Systems external sales	11,280	12,801
SATCOM	9,864	10,115
EMS Wireless	12,221	12,210
SatNet	3,620	4,049
Less sales to discontinued operations	(113)	—

SatNet external sales	3,507	4,049

Total	$63,691	64,075

Operating income (loss):
LXE	$982	1,129
Defense & Space Systems	(499)	832
SATCOM	440	233
EMS Wireless	(875)	115
SatNet	(718)	(70)
Other	(279)	201

Total	$(949)	2,440

LXE: Net sales in 2005 were higher than in 2004 due mainly to a 16% increase in hardware units shipped for the Americas and international markets combined in the first quarter of 2005 as compared to the same period of 2004. Management attributes the growth of LXE’s revenues to the competitive strength of our products’ performance, service and support, and to our favorable position as an acknowledged market leader.

Cost of sales, as a percentage of net sales, were comparable in the first quarter of 2005 as compared with 2004.

Defense & Space Systems: This segment primarily serves defense markets, and net sales in 2005 were lower than in the same period in 2004 by 12%. These lower sales were due to U.S. Department of Defense funding delays related to budgetary and technical issues, which resulted in fewer new orders available to replace significant contracts that were completed in 2004, as well as technical difficulties on certain existing programs that reduced the net sales recognized for these programs under the percentage-of-completion method of accounting in the first quarter of 2005.

Cost of sales as a percentage of net sales increased as a result of cost increases on existing programs that experienced technical difficulties.

SATCOM: Most of SATCOM’s sales over the past three years have been for installation of our products on military command aircraft and on corporate jets. Net sales were comparable in the first quarter of 2005 and 2004.

Cost of sales as a percentage of net sales also was relatively unchanged in the first quarter of 2005 as compared with the first quarter of 2004.

EMS Wireless: Net sales were comparable for the first quarter of 2005 as compared with 2004. Significant new orders in 2005 were received too late to be shipped in the first quarter.

Cost of sales were higher for the first quarter of 2005 compared with 2004, mainly due to significant net sales in 2005 of a newly-introduced model of antenna, which had a relatively low gross margin percentage in its initial rollout period.

SatNet: This is our start-up venture to provide DVB-RCS standard hubs and terminals for broadband communications via satellite. Net sales were 13% lower in the first quarter of 2005 as compared with the first quarter of 2004, which reflected the uncertain orders stream in this emerging market.

Cost of sales as a percentage of net sales increased in the first quarter of 2005 compared to the same period of 2004, due to lower revenues to cover fixed manufacturing and engineering costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”), as a percentage of net sales, were 27% and 24% for the first quarters of 2005 and 2004, respectively. The increase in SG&A expenses related mainly to the increased sales and marketing expenditures in international markets by LXE, and the favorable foreign exchange rates versus the U.S. dollar in 2005, which had the effect of increasing the reported cost of the international efforts of LXE and our Canadian operation. Other factors that affected SG&A expenses were higher audit and other outside services expenses in 2005 required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which became effective in 2004.

Research and Development Expenses

Research and development expenses (“R&D”) represent the cost of our internally funded efforts. For the first quarter of 2005 compared with the first quarter of 2004, gross R&D expenses decreased with a planned transition to more contract-related efforts at D&SS, as certain major development programs, such as the Warfighter Information Network-Tactical (WIN-T), were completed in 2004. LXE and SatNet also completed new technology and product initiatives that were underway during the first quarter of last year. In addition, at our SATCOM and SatNet divisions, customer funded R&D (which is reported as a reduction of R&D) was higher in 2005 compared with 2004.

Non-Operating Income, Net

Non-operating income for the first quarter of 2004 included a one-time $938,000 pre-tax gain for the sale of unutilized real estate in Montreal.

Foreign Exchange Gain (Loss)

We recognize foreign exchange gains and losses related to assets or liabilities denominated in foreign currencies, and if applicable, any embedded derivatives in contracts denominated in foreign currencies. We use foreign currency forward contracts to partially offset the effect of currency fluctuations in future cash flows denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. The Company has established policies and procedures for risk assessment and for approval, reporting, and monitoring of derivative financial instrument activities. The Company does not enter into derivative financial instruments for trading or speculative purposes.

We also recognize net gains and losses from translation of the LXE European subsidiaries’ short-term intercompany liabilities, payable in U.S. dollars, from the purchase of hardware for resale in Europe. A stronger U.S. dollar against the euro usually results in foreign exchange losses for LXE by increasing the cost to the subsidiaries of purchases from the U.S. parent company.

In 2005, there were net foreign currency losses of $120,000 arising mainly because the U.S. dollar was weaker against the Canadian dollar. In 2004, the net foreign currency gains of $103,000 in the first quarter were mainly the result of a stronger U.S. dollar against the Canadian dollar.

Interest Expense

Interest expense increased for the first quarter of 2005 compared with the same period in 2004 due to higher interest rates and increased average debt levels.

Income Tax Expense (Benefit)

The Company recognized a 34% effective income tax rate in 2005 based upon management’s expected taxable income associated with various tax jurisdictions for the full year, as compared with 32% for the first quarter of 2004. The income tax rates for the Company’s U.S. and European operations are higher than those applicable to our Canadian operations. The low Canadian rate is due to research-related tax benefits. The overall effective rate is subject to change during the remainder of the year, as management’s expectations may change for the taxable income associated with various tax jurisdictions.

Discontinued Operations

The first quarter pre-tax results from the Company’s discontinued operations totaled a $1.2 million gain in 2005 compared with a $418,000 gain in 2004. These improved results reflected an increase in first quarter revenues along with a decrease in operating expenses. Net sales increased to $16.1 million in 2005 compared with $14.8 million in 2004 as a result of new program initiatives in 2005. Operating expenses decreased due to lower proposal costs, and a higher level of R&D cost reimbursements under agreements with certain customers.

Liquidity and Capital Resources

During the first quarter of 2005, net cash used in continuing operating activities was approximately $3.8 million, with the most significant factors being the operating losses at EMS Wireless, D&SS, and SatNet, as well as the build-up of inventory at EMS Wireless and LXE in anticipation of higher order rates in future periods. Total debt increased by $6.2 million.

On February 11, 2005, the Company amended its U.S. and Canadian revolving credit agreements to increase the aggregate borrowing capacity from $55.0 million to $65.0 million, and to add another financial institution in the U.S. and in Canada to the group of creditors in the agreement. Under this amendment, the aggregate borrowing capacity of the revolving credit agreement is $32.5 million in each of the U.S. and Canada.

At April 2, 2005, the Company had $8.5 million available for borrowing in the U.S. and $1.0 million available for borrowing in Canada under the respective revolving credit agreements after current borrowings and outstanding letters of credit. In addition, the new debt agreements require the Company to maintain an aggregate reserve of $5.0 million in unused revolving credit and cash related to an S&T/Montreal contract.

As of the end of the first quarter of 2005, the Company had $4.7 million deposited at a Canadian bank as collateral for outstanding letters of credits and foreign currency forward contracts. Such amounts were classified as restricted cash on the Company’s consolidated balance sheets. Most of this cash collateral will become available to the Company in the second quarter of 2005 as the underlying letters of credit and forward contacts expire or are settled.

Interest under both the U.S. and the Canadian revolving loans are, at the Company’s option, a function of either the bank’s prime rate or LIBOR. A commitment fee equal to .50% per annum of the daily average unused credit in both the U.S. and Canada is payable quarterly.

The revolving credit agreement includes a covenant that establishes a quarterly minimum required consolidated net worth. The minimum consolidated net worth required at April 2, 2005 was approximately $113 million, as compared with the reported consolidated net worth of approximately $125 million. Other covenants under the agreement include a maximum ratio of total funded debt to historical earnings before interest, taxes, depreciation, and amortization (EBITDA) and a minimum ratio of historical EBITDA less capital expenditures and taxes paid to specified fixed charges, mainly interest and scheduled principal repayments under all debt agreements. There are various other debt covenants that are customary in such borrowings. The agreement also restricts the ability of the Company to declare or make cash dividends.

At April 2, 2005, the Company was not in compliance with the funded-debt-to-EBITDA covenant under its credit agreement, and has received a bank waiver of noncompliance. The Company expects that as a result of anticipated improved earnings performance and positive cash flow, it will be in compliance during future quarters. However, if the Company does not achieve these expectations, it may fail to comply with the funded-debt-to-EBITDA covenant under its credit agreements, in which case it would seek a further waiver of that covenant from the bank creditors under those agreements although no assurances for such waivers will be provided.

During the first quarter of 2005, discontinued operations (the Space & Technology/Montreal division, which is held for sale) used net cash of $3.4 million.

The Company expects that capital expenditures in 2005 will range from $11 million to $13 million. These expenditures will be used primarily to purchase equipment that increases or enhances capacity and productivity.

Except as reflected in the table below as of April 2, 2005, the Company’s material contractual cash commitments and material other commercial commitments have not changed significantly from those disclosed in the Annual Report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2004 (in millions).

		Less than			After 5
	Total	1 year	1-3 years	4-5 years	years
Continuing Operations:
December 31, 2004 (no significant change to date):
Capital lease obligations	$0.8	0.5	0.3	—	—
Operating lease obligations	13.2	4.4	6.7	2.1	—
Deferred compensation	0.2	0.2	—	—	—
Foreign currency forward contracts, net	0.2	0.2	—	—	—
Interest on outstanding long-term debt (2)	15.6	4.1	7.6	1.6	2.3
Purchase commitments (1)	20.6	20.5	0.1	—	—

April 2, 2005:
Long-term debt, excluding capital leases	67.0	17.6	37.6	2.5	9.3

Discontinued Operations:
December 31, 2004 (no significant change to date):
Capital lease obligations	$0.4	0.1	0.2	0.1	—
Operating lease obligations	1.0	0.5	0.5	—	—
Foreign currency forward contracts, net	—	—	—	—	—
Purchase commitments (1)	8.1	7.8	0.3	—	—

April 2, 2005:
Long-term debt, excluding capital leases (3)	2.4	0.3	0.4	0.5	1.2

(1)	Purchase commitments primarily represent existing commitments under purchase orders or contracts to purchase inventory and raw materials for our products. Most of these purchase orders and contracts can be terminated for a fee that is either fixed or based on when termination occurs.

(2)	Assumes that the revolving loan balances and related variable interest rates remain unchanged from December 31, 2004 until the loan matures in December of 2007.

(3)	Long-term debt for discontinued operations is included in liabilities related to assets held for sale on the consolidated balance sheet.

Following is a summary of the Company’s material other commercial commitments as of April 2, 2005 (in thousands):

	Amount of commitment expiration per period
		Less than			After 5
Other commercial commitments	Total	1 year	1-3 years	4-5 years	years
Standby letters of credit as performance guarantees	$8,722	8,523	107	92	—

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

Revenue recognition on long-term contracts

Revenue recognition for fixed-price, long-term contracts in the Defense & Space Systems and SATCOM segments, as well as the Space & Technology/Montreal operations currently held for sale, is a critical accounting policy involving significant management estimates. These segments’ long-term contracts use the ratio of cost-incurred to total-estimated-cost as the measure of performance that determines how much revenue should be recognized (percentage of completion method of accounting). The determination of total-estimated-cost relies on engineering estimates of the cost to complete the contract, with allowances for identifiable risks and uncertainties. These engineering estimates are frequently reviewed and updated. However, unforeseen problems can occur to substantially reduce the rate of future revenue recognition in relation to costs incurred. As of April 2, 2005, the Company had recognized a cumulative total of $25.1 million in revenues from continuing operations under percentage of completion method of accounting, but which revenues were unbilled as of that date due to the billing milestones specified in the respective customer contracts.

Two large contracts in discontinued operations that were accounted for under percentage completion accounting have experienced technical and supplier difficulties, resulting in increases to the estimated cost at completion totaling approximately $.6 million in 2005 and $1.7 million in the first quarter of 2004. The Company provided reserves for identified risks that could cause cost increases in the future. The larger of the two contracts was very near completion at the end of 2004, but on the remaining smaller contract, there is a risk that further unforeseen difficulties could cause increases to the cost at completion that exceed the Company’s provisions, resulting in further losses.

Revenues under cost-reimbursement contracts in the Defense & Space Systems segment are recorded as costs are incurred and include an estimate of fees earned. Revenues under all other contracts in the Defense & Space Systems and SATCOM segment, as well as in the LXE and EMS Wireless segments, are recognized when units are shipped or services are performed. Revenues for certain contracts at SatNet are recognized when units are shipped or services are performed subject to the limitations of FASB Emerging Issues Task Force Issue (EITF) No. 00-21 relative to multiple deliverables, including some deliverables that management believes are not significant to the total system being delivered. Revenues for other contracts involving substantial development efforts are recognized under the percentage of completion method of accounting.

Accounting for government research incentives

Our accrual of research incentives from the Canadian government is a critical accounting policy involving management estimates for the SatNet division in continuing operations and for the discontinued Space & Technology/Montreal operations. These incentives are in the form of a cash reimbursement for a portion of certain qualified research expenditures. Incentives are recorded as a reduction of cost of sales, because the underlying research efforts primarily apply to development of technological capabilities for specific business opportunities. For the three months ended April 2, 2005, total incentives earned were approximately $400,000, compared with $1.3 million for the three months ended April 3, 2004. We have established procedures to identify qualified costs and to submit appropriate claims for reimbursement. All of these claims are subject to financial and scientific audits by the Canadian government concerning whether certain expenses qualified for incentive programs. Although historically there have been no significant disallowances of previously accrued incentives that resulted from these audits, such disallowances in the future would have an unfavorable effect on our consolidated statement of operations.

Inventory valuation

Management assesses inventory valuation based upon an analysis of the aging of the inventory and assumptions that management develops concerning how the value of inventory for specific products, markets or applications may decrease over time. Inventory write-downs are accounted for as adjustments to the related inventory’s cost basis, and reserves are reduced only upon subsequent sale or disposal of the inventory, rather than upon any subsequent improvement in the inventory aging.

Evaluation of long-lived assets for impairment

All long-lived assets on the consolidated balance sheet are periodically reviewed for impairment. If an indication of impairment arises, we test recoverability by estimating the cash flows expected to result from the long-lived assets under several different scenarios, including the potential sale of assets, as well as continued holding of the assets under several different kinds of business conditions. No long-lived assets that were classified as “held and used” were determined to be impaired as of April 2, 2005.

In the third quarter of 2003, the assets related to the Space & Technology/Montreal division were reclassified from “assets held and used” to “assets held for sale” due to a decision to dispose of these operations. As a result, Space & Technology/Montreal division was accounted for as discontinued operations, and the net assets held for sale were written down to their estimated fair values upon disposal.

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

Establishment of reserves for deferred income tax assets

It is management’s current expectation that our Canadian operations will earn more than enough research-related tax benefits each year to offset any Canadian federal tax liability for any given year. As a result, we have reserved substantially all the net deferred tax assets associated with these research-related tax benefits (totaling approximately $41 million at the end of the preceding fiscal year), because they are unlikely to be realized. However, this reserve may be reduced – resulting in an income tax benefit to a future consolidated statement of operations – if: (1) our profitability in Canada increases, which would increase the tax liability incurred in future years, or (2) the level of our qualified research in Canada decreases, which would lower the tax benefits earned in future years.

Risk Factors and Forward-Looking Statements

The Company has included forward-looking statements in management’s discussion and analysis of financial condition and results of operations, including statements concerning financial results and cash flows expected for future periods. Actual results could differ materially from those suggested in any forward-looking statements as a result of a variety of factors. Such factors include, but are not limited to:

•	uncertainties related to identifying a purchaser of the Space & Technology/Montreal division, as well as external market conditions and internal priorities and constraints that could affect a purchaser’s willingness and ability to complete the transaction on terms and timing expected by the Company (in the event a suitable purchaser is not identified, the Space & Technology/Montreal operations would, during 2005, be reclassified back into continuing operations, and prior-year financial statements would be restated to reflect that status);

•	economic conditions in the U.S. and abroad and their effect on capital spending in the Company’s principal markets;

•	difficulty predicting the timing of receipt of major customer orders, and the effect of customer timing decisions on our quarterly results;

•	the Company expects that as a result of anticipated improved earnings performance and positive cash flow, it will be in compliance during future quarters. However, if the Company does not achieve these expectations, it may fail to comply with the funded-debt-to-EBITDA covenant under its credit agreements, in which case it would need to seek a further waiver of that covenant from the bank creditors under those agreements;

•	the effects of the guidelines of FASB Emerging Issues Task Force (EITF) Issue No. 00-21, under which it is possible that SatNet may deliver or complete performance relative to most of the significant deliverables under particular contracts, but not recognize any revenue on those contracts until performance or delivery has been completed relative to all deliverables, including some deliverables that management believes are not significant to the total system being delivered;

•	U.S. defense budget pressures on near-term spending priorities;

•	uncertainties inherent in the process of converting contract awards into firm contractual orders in the future;

•	volatility of foreign exchange rates relative to the U.S. dollar and their effect on purchasing power by international customers, and the cost structure of the Company’s non-U.S. operations, as well as the potential for realizing foreign exchange gains and losses associated with non-U.S. assets or liabilities held by the Company;

•	successful resolution of technical problems, proposed scope changes, or proposed funding changes that may be encountered on contracts;

•	changes in the Company’s consolidated effective income tax rate caused by the extent to which actual taxable earnings in the U.S., Canada and other taxing jurisdictions may vary from expected taxable earnings;

•	successful completion of technological development programs by the Company and the effects of technology that may be developed by, and patent rights that may be held or obtained by, competitors;

•	successful transition of products from development stages to an efficient manufacturing environment;

•	customer response to new products and services, and general conditions in our target markets (such as logistics, PCS/cellular telephony and space-based communications);

•	the success of certain of our customers in marketing our line of high-speed commercial airline communications products as a complimentary offering with their own lines of avionics products;

•	the availability of financing for satellite data communications systems and for expansion of terrestrial PCS/cellular phone systems;

•	the extent to which terrestrial systems succeed in providing extensive broadband Internet access on a dependable and economical basis;

•	the demand growth for various mobile and high-speed data communications services; and

•	the Company’s ability to attract and retain qualified personnel, particularly those with key technical skills.

Additional information concerning these and other potential risk factors is included in Item 1 of the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004.

Effect of New Accounting Pronouncements

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies the conditions under which an entity would have sufficient information to apply an expected value technique to, and recognize a liability for, a conditional asset retirement obligation. The Company is still evaluating the impact of FIN No. 47 on the Company’s consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43 Chapter 4.” SFAS No. 151 more clearly defines when excessive idle facility expense, freight, handling costs, and spoilage are to be current-period charges. In addition, SFAS No. 151 requires the allocation of fixed production overhead to the cost of conversion to be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is still evaluating the impact of SFAS No. 151 on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)). SFAS No. 123(R) eliminates the intrinsic value method under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued for Employees,” and requires the Company to use a fair-value based method of accounting for share-based payments. Under APB No. 25, no compensation cost related to stock options is recognized in the consolidated statements of operations. SFAS No. 123R requires that compensation cost for employee services received in exchange for an award of equity instruments be recognized in the consolidated statements of operations based on the grant-date fair value of that award. That cost recognized at the grant-date will be amortized in the consolidated statements of operations over the period during which an employee is required to provide service in exchange for that award. SFAS No. 123(R) had established an implementation date for non-small business issuers as the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, in April 2005 the U.S. Securities and Exchange Commission ruled that filers did not need to comply with SFAS No. 123(R) until the beginning of the next fiscal year, which in the case of the Company, is the first quarter of 2006. The Company does not plan early implementation of the provision of SFAS No. 123(R). The Company is still evaluating the impact of SFAS No. 123(R) on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.” SFAS No. 153 amends APB No. 29 to require that assets exchanged in a nonmonetary transaction are to be measured at fair value except for those exchanges of nonmonetary assets that lack commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The Company is still evaluating the impact of SFAS No. 153 on the Company’s consolidated financial statements.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of April 2, 2005, the Company had the following market risk sensitive instruments (in thousands):

Revolving credit loan with U.S. and Canadian banks, maturing in December 2007, interest payable quarterly at a variable rate (6.84% at the end of the quarter)	$49,941
Revolving credit loan with a bank in the United Kingdom, matured in April 2005, and then was renewed until April 2006, interest payable monthly at a variable rate (5.75% at the end of the quarter)	1,601

Total market-sensitive debt	$51,542

A 1% increase in the interest rates for our market-sensitive debt obligations would have increased interest expense by $119,000 for the quarter based on the average outstanding borrowings under these obligations.

As of April 2, 2005, the Company also had intercompany accounts that eliminate in consolidation but that are considered market risk sensitive instruments. Short-term due to (from) the parent, payable (receivable) by international subsidiaries arising from purchase of the parent’s products for sale and from cash advances to the parent, were as follows:

	Exchange Rate	$U.S.
	($U.S. per unit of	in thousands
	local currency)	(reporting currency)
Italy	1.2893/Euro	$ 1,187
Belgium	1.2893/Euro	1,164
Australia	0.7698/Dollar	934
France	1.2893/Euro	885
Canada	0.8232/Dollar	239
Netherlands	1.2893/Euro	182
Sweden	0.1406/Krona	124
Singapore	0.6027/Dollar	69
Germany	1.2893/Euro	68
United Kingdom	1.8790/Pound	55

Total short-term due to parent		$ 4,907

The Company has foreign currency risks associated with forward contracts as follows (in thousands, except average contract rate):

		Average	($U.S.)
	Notional	Contract	Fair
	Amount	Rate	Value
Foreign currency forward contracts:
Continuing Operations:
Euros (sell for U.S. dollars)	2,275 Euros	1.3057	$37
Australian dollars (sell for U.S. dollars)	1,200 Dollars	0.6918	(93)

			$(56)

Discontinued Operations:
British Pounds (sell for Canadian dollars)	1,075 Pound	2.3241	$(54)

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

The CEO and CFO have evaluated the Company’s disclosure controls and procedures as of the end of the period covered in this report. Based upon this evaluation, the CEO and CFO have concluded that the Company’s disclosure control over financial reporting and procedures are adequate to accomplish their objective and are functioning effectively.

During the three months ended April 2, 2005, there were no changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act), except that the Company implemented additional controls and procedures to address the material weaknesses that were identified in management’s annual report on the effectiveness of internal control over financial reporting in the Company’s Annual Report on Form 10K/A Amendment No. 2 for the year ended December 31, 2004:

•	The Company expanded its procedures to identify, evaluate and appropriately value all contractual deliverables, as well as to provide for additional management review of certain contracts with multiple deliverables;

•	The Company improved its procedures to revise standard prices for purchased materials, and it implemented new procedures to revalue inventory more frequently, and to provide for additional management review of the accounting for purchase price variances for purchased materials; and

•	The Company expanded its procedures to revalue the estimated future revenues on long-term contracts denominated in a currency other than the functional currency.

PART II

OTHER INFORMATION

ITEM 6. Exhibits

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

4.1 U.S. Revolving Credit Agreement, dated as of December 10, 2004, among the Company, the lenders from time to time party thereto, and SunTrust Bank as Administrative Agent (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2004).

4.2 Security Agreement, dated as of December 10, 2004, by the Company and certain of its subsidiaries, in favor of SunTrust Bank as Collateral Agent (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2004).

4.3 Pledge Agreement, dated as of December 10, 2004, by the Company and certain of its subsidiaries, in favor of SunTrust Bank as Collateral Agent (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2004).

4.4 Form of Note issued by the Company in favor of the lenders under the U.S. Revolving Credit Agreement, dated as of December 31, 2004 (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form
10-K/A Amendment No. 2 for the year ended December 31, 2004).

4.5 Amendment No. 1, dated February 11, 2005, to U.S. Revolving Credit Agreement (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2004).

4.6 Canadian Revolving Credit Agreement, dated as of December 10, 2004, among EMS Technologies Canada, Ltd., the Company, the lenders from time to time party thereto, and Bank of America, National Association (Canada Branch) as Canadian Administrative Agent and Funding Agent (incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2004).

4.7 Canadian Security Agreement, dated as of December 10, 2004, by EMS Technologies Canada, Ltd., in favour of Bank of America, National Association (Canada Branch) as Canadian Collateral Agent (incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2004).

4.8 Deed of Movable Hypothec, dated as of December 10, 2004, by EMS Technologies Canada, Ltd., in favour of Bank of America, National Association (Canada Branch) as Canadian Collateral Agent (incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2004).

4.9 Canadian Intellectual Property Security Agreement, dated as of December 10, 2004, by EMS Technologies Canada, Ltd., in favour of Bank of America, National Association (Canada Branch) as Canadian Collateral Agent (incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2004).

4.10 Pledge Agreement, dated as of December 10, 2004, by the Company and certain of its domestic subsidiaries in favour of Bank of America, National Association (Canada Branch) as Canadian Collateral Agent (incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2004).

4.11 Trademark Security Agreement, dated as of December 10, 2004, by the Company and one of its domestic subsidiaries in favour of Bank of America, National Association (Canada Branch) as Canadian Collateral Agent (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2004).

4.12 Patent Security Agreement, dated as of December 10, 2004, by the Company and one of its domestic subsidiaries in favour of Bank of America, National Association (Canada Branch) as Canadian Collateral Agent (incorporated by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2004).

4.13 Form of Note issued by the Company in favour of the lenders under the Canadian Revolving Credit Agreement, dated as of December 31, 2004 (incorporated by reference to Exhibit 4.15 to the Company’s Annual Report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2004).

4.14 Amendment No. 1, dated February 11, 2005, to Canadian Revolving Credit Agreement (incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2004).

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

EMS TECHNOLOGIES, INC.

By:	/s/ Alfred G. Hansen	Date: May 17, 2005

Alfred G. Hansen
President, Chief Executive Officer and Director (Principal Executive
Officer)

By:	/s/ Don T. Scartz	Date: May 17, 2005

Don T. Scartz
Executive Vice President, Chief Financial
Officer and Treasurer (Principal Financial and Accounting Officer)