Form 10-Q
period 2005-07-02
EMS TECHNOLOGIES INC
filed 2005-08-16
CIK 32198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2005
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
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on August 8, 2005:

Class	Number of Shares

Common Stock, $.10 par Value	11,165,496
AVAILABLE INFORMATION
EMS Technologies, Inc. makes available free of charge, on or through its website at www.ems-t.com, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Information contained on the Company’s website is not part of this report.

PART I
FINANCIAL INFORMATION
ITEM 1. Financial Statements
EMS Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Quarters Ended		Six Months Ended
	July 2	July 3	July 2	July 3
	2005	2004	2005	2004
Net sales	$81,559	62,073	141,743	122,099
Cost of sales	54,442	40,535	95,185	78,628
Selling, general and administrative expenses	16,097	14,606	32,150	29,151
Research and development expenses	4,058	3,874	7,677	8,752

Operating income	6,962	3,058	6,731	5,568
Non-operating income, net	90	216	158	1,082
Foreign exchange loss	(81)	(256)	(74)	(117)
Interest expense	(1,054)	(504)	(1,952)	(1,046)

Earnings from continuing operations before income taxes	5,917	2,514	4,863	5,487
Income tax expense	(2,012)	(754)	(1,654)	(1,646)

Earnings from continuing operations	3,905	1,760	3,209	3,841
Discontinued operations (note 2):
Loss from discontinued operations	(9,515)	(2,402)	(9,401)	(2,186)
Income tax benefit (expense)	(36)	420	242	341

Loss from discontinued operations	(9,551)	(1,982)	(9,159)	(1,845)

Net earnings (loss)	$(5,646)	(222)	(5,950)	1,996

Earnings (loss) per share (note 4):
Basic:
Earnings from continuing operations	$0.35	0.16	0.29	0.35
Loss from discontinued operations	(0.86)	(0.18)	(0.82)	(0.17)

Net earnings (loss)	$(0.51)	(0.02)	(0.53)	0.18

Diluted:
Earnings from continuing operations	$0.35	0.16	0.29	0.34
Loss from discontinued operations	(0.85)	(0.18)	(0.82)	(0.16)

Net earnings (loss)	$(0.50)	(0.02)	(0.53)	0.18

Weighted average number of shares (note 4):
Common	11,165	11,090	11,164	11,060
Common and dilutive common equivalent	11,186	11,263	11,199	11,264
See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands)

	July 2	Dec 31
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$13,008	14,553
Restricted cash	2,555	4,715
Trade accounts receivable, net (note 6)	88,594	75,370
Inventories (note 7)	32,925	33,408
Deferred income taxes, net	1,362	1,362
Assets held for sale (note 2)	59,269	64,710

Total current assets	197,713	194,118

Property, plant and equipment:
Land	1,150	1,150
Building and leasehold improvements	15,196	15,166
Machinery and equipment	74,428	70,160
Furniture and fixtures	7,968	8,061

Total property, plant and equipment	98,742	94,537
Less accumulated depreciation and amortization	66,250	63,068

Net property, plant and equipment	32,492	31,469

Deferred income taxes, net — non-current	4,604	4,604
Intangible assets, net	3,374	3,990
Goodwill	13,526	13,526
Other assets	8,213	7,371

	$259,922	255,078

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited), continued
(in thousands, except share data)

	July 2	Dec 31
	2005	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$18,816	3,462
Accounts payable	27,153	23,840
Income taxes payable	2,010	1,726
Accrued compensation costs	6,100	6,232
Accrued retirement costs	1,402	2,453
Deferred service revenue	6,778	5,214
Liabilities related to assets held for sale (note 2)	21,415	24,095
Other current liabilities	3,362	4,043

Total current liabilities	87,036	71,065
Long-term debt, excluding current installments	52,025	57,992

Total liabilities	139,061	129,057

Stockholders’ equity:
Preferred stock of $1.00 par value per share. Authorized 10,000,000 shares; none issued	—	—
Common stock of $.10 par value per share. Authorized 75,000,000 shares; issued and outstanding 11,165,000 in 2005 and 11,164,000 in 2004	1,117	1,116
Additional paid-in capital	69,069	69,058
Accumulated other comprehensive income-foreign currency translation adjustment	3,952	3,174
Retained earnings	46,723	52,673

Total stockholders’ equity	120,861	126,021

	$259,922	255,078

     See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended
	July 2	July 3
	2005	2004
Cash flows from operating activities:
Net earnings (loss)	$(5,950)	1,996
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	4,749	4,247
Loss from discontinued operations	9,159	1,845
Gain on sale of assets	—	(969)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(16,343)	(1,351)
Inventories	332	(2,234)
Accounts payable	4,437	861
Income taxes payable	362	1,592
Accrued costs, deferred service revenue and other current liabilities	1,088	(1,582)
Other	(1,876)	14

Net cash (used in) provided by operating activities	(4,042)	4,419

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,682)	(2,526)
Payments for asset acquisitions	—	(133)
Proceeds from sale of assets	364	722

Net cash used in investing activities	(4,318)	(1,937)

Cash flows from financing activities:
Net increase (decrease) in revolving debt	10,207	(1,114)
Repayment of term debt	(662)	(1,701)
Restricted cash	2,160	—
Deferred financing fees paid	(73)	—
Proceeds from exercise of stock options, net of withholding taxes paid	12	2,957

Net cash provided by financing activities	11,644	142

Operating cash used in discontinued operations	(6,398)	(6,387)

Net change in cash and cash equivalents	(3,114)	(3,763)
Effect of exchange rates on cash	1,569	(1,041)
Cash and cash equivalents at beginning of period	14,553	14,180

Cash and cash equivalents at end of period	$13,008	9,376

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
July 2, 2005 and July 3, 2004
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
In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has classified the revenues, expenses and related assets and liabilities of its Space & Technology/Montreal and SatNet divisions, which are currently held for sale, as discontinued operations for all periods presented in the accompanying consolidated financial statements.
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
— Stock Option Plans
The Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by SFAS No. 123.

The Company has adopted SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” including the interim reporting requirements. The following table illustrates the effect on net earnings (loss) and net earnings (loss) per share if the Company had applied the fair value method to measure stock-based compensation (in thousands, except net earnings (loss) per share):

	Quarters Ended		Six Months Ended
	July 2	July 3	July 2	July 3
	2005	2004	2005	2004
Net earnings (loss):
As reported (1)	$(5,646)	(222)	(5,950)	1,996
Less: Stock-based employee compensation expense determined under the fair value method, net of tax	(221)	(445)	(538)	(960)

Pro forma	$(5,867)	(667)	(6,488)	1,036

Basic net earnings (loss) per share:
As reported	$(0.51)	(0.02)	(0.53)	0.18
Pro forma	(0.53)	(0.06)	(0.58)	0.09
Diluted net earnings (loss) per share:
As reported	$(0.50)	(0.02)	(0.53)	0.18
Pro forma	(0.52)	(0.06)	(0.58)	0.09

(1)	Stock compensation expense has not been recognized in net earnings (loss).
— Effect of New Accounting Pronouncements
In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 is not expected to have a material impact on the consolidated financial statements of the Company.
In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN No. 47 clarifies the conditions under which an entity would have sufficient information to apply an expected value technique to, and recognize a liability for, a conditional asset retirement obligation. This interpretation is effective for the Company no later than the end of the year 2005. The Company is still evaluating the impact of FIN No. 47 on the Company’s consolidated financial statements.
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
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)). SFAS No. 123(R) eliminates the intrinsic value method under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued for Employees,” and requires the Company to use a fair-value based method of accounting for share-based payments. Under APB No. 25, no compensation cost related to stock options is recognized in the consolidated statements of operations. SFAS No. 123(R) requires that compensation cost for employee services received in exchange for an award of equity instruments be recognized in the consolidated statements of operations based on the grant-date fair value of that award. That cost recognized at the grant-date will be amortized in the consolidated statements of operations over the period during which an employee is required to provide service in exchange for that award. SFAS No. 123(R) had established an implementation date for non-small business issuers as the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, in April 2005 the U.S. Securities and Exchange Commission ruled that filers did not need to comply with SFAS No. 123(R) until the beginning of the next fiscal year, which in the case of the Company is the first quarter of 2006. The Company does not plan early implementation of the provision of SFAS No. 123(R). The Company is still evaluating the impact of SFAS No. 123(R) on the Company’s consolidated financial statements.
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
In December 2004, the FASB issued FASB Staff Position 109-2 (FSP 109-2), providing guidance on the application of SFAS No. 109, “Accounting for Income Taxes,” to a provision within the American Jobs Creation Act of 2004 (the “AJCA”) related to a deduction for certain foreign earnings that are repatriated. On October 22, 2004, the AJCA was signed into law. The AJCA includes a deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the AJCA. The AJCA could potentially apply to repatriation of cumulative earnings by the Company’s European sales subsidiaries. The Company presently estimates that the potential amounts of unremitted earnings being considered for repatriation could be in the range of $3 million to $5 million. However, the Company has not yet begun its formal evaluation of the effect of the AJCA, and therefore the Company has not yet determined (a) whether such earnings could actually be repatriated under provisions of the AJCA, or (b) the range of income tax effects of such repatriation. The Company expects to begin its evaluation of the potential application of the AJCA during the second half of 2005, with expected completion late in the same year.

(a) whether such earnings could actually be repatriated under provisions of the AJCA, or (b) the range of income tax effects of such repatriation. The Company expects to begin its evaluation of the potential application of the AJCA during the second half of 2005, with expected completion late in the same year.
2. Discontinued Operations
In the second quarter of 2005, the Company’s Board of Directors approved a formal plan to sell the Company’s Satellite Network operations located in Montreal. As a result, the operations and net assets of Satellite Network have been accounted for as discontinued operations along with those of the Space & Technology/Montreal division. Based on recent discussions with potential purchasers and the execution of a non-binding letter of intent for the sale of the Space & Technology/Montreal division, EMS recorded an additional $10.0 million impairment charge in the second quarter of 2005 to reflect the revised estimate of the fair value, less cost to sell, of this division.
The results of these discontinued operations for the second quarter and for the first six months of 2005 and 2004 were as follows (in thousands):

	Quarters Ended		Six Months Ended
	July 2	July 3	July 2	July 3
	2005	2004	2005	2004
Net sales	$17,430	15,664	37,010	34,491
Costs and expenses	16,945	18,066	36,411	36,677
Impairment charge	10,000	—	10,000	—

Loss before income taxes	(9,515)	(2,402)	(9,401)	(2,186)
Income tax (expense) benefit	(36)	420	242	341

Net loss	$(9,551)	(1,982)	(9,159)	(1,845)

The table below presents the components of the consolidated balance sheet accounts classified as current assets and liabilities related to assets held for sale as of July 2, 2005 and December 31, 2004 (in thousands):

	July 2	Dec 31
	2005	2004
Accounts receivable, net	$21,650	18,879
Inventories	8,467	8,022
Investments	—	2,709
Property, plant and equipment, net	16,555	24,298
Non-current accounts receivable, net	8,123	6,516
Accrued pension assets	2,990	3,255
Other assets	1,484	1,031

Total assets held for sale	$59,269	64,710

Accounts payable	$13,633	15,185
Long-term debt	2,951	2,783
Post retirement obligations	4,590	4,481
Other current liabilities	241	1,646

Total liabilities related to assets held for sale	$21,415	24,095

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

Certain of the Company’s routine long-term contracts to deliver space and technology products are considered to be derivative instruments because these contracts create long-term obligations for non-U.S. customers to pay the Company’s Canadian subsidiary in U.S. dollars. These “embedded” derivatives do not qualify as hedging instruments and are accounted for at fair value. None of the Company’s derivative instruments were designated as hedges in 2005 or 2004 and as a result all unrealized gains or losses are reflected currently in foreign exchange (loss) gain on the consolidated statements of operations.
For continuing operations, the derivative activity as reported in the Company’s consolidated financial statements during the second quarters and the first six months of 2005 and 2004 was (in thousands):

	Quarters Ended		Six Months Ended
	July 2	July 3	July 2	July 3
	2005	2004	2005	2004
Beginning net asset (liability) for derivatives	$(58)	73	(128)	99
Sales:
Loss in value of embedded derivatives	—	—	(1)	(2)
Foreign exchange gain (loss) on derivative instruments:
Gain (loss) in value of derivative instruments that do not qualify as hedging instruments	153	(47)	172	27
Matured foreign exchange contracts	3	(59)	55	(157)

Net consolidated statements of operations gain (loss) from changes in value of derivative instruments	156	(106)	226	(132)

Ending net asset (liability) for derivatives	$98	(33)	98	(33)

For discontinued operations, the net asset for derivatives at July 2, 2005 was $101,000 compared to the net liability of $91,000 at December 31, 2004.
All of the foreign currency contracts currently in place will expire by the second quarter of 2006.
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
The Company has granted employee stock options and stock warrants that are potentially dilutive to basic earnings per share. The dilutive and anti-dilutive stock options and warrants are summarized as follows (shares in thousands):

	July 2	July 3
	2005	2004
Dilutive stock options, included in earnings (loss) per share calculations:
Shares	391	1,218
Average exercise price per share	$12.37	15.09
Anti-dilutive stock options and warrants, excluded from per share calculations:
Shares	1,288	461
Average exercise price per share	$18.61	22.53

For each earnings (loss) per share calculation reported for the second quarters and the first six months of 2005 and 2004, the numerators were the same as reported in the consolidated statements of operations. Following is a reconciliation of the denominators for basic and diluted earnings (loss) per share calculations for the second quarters and six months ended July 2, 2005 and July 3, 2004 (in thousands):

	Quarters Ended		Six Months Ended
	July 2	July 3	July 2	July 3
	2005	2004	2005	2004
Basic-weighted average common shares outstanding	11,165	11,090	11,164	11,060
Common equivalent shares from stock options	21	173	35	204

Diluted-weighted average common and common equivalent shares outstanding	11,186	11,263	11,199	11,264

5. Comprehensive Income (Loss)
Following is a summary of comprehensive income (loss) (in thousands):

	Quarters Ended		Six Months Ended
	July 2	July 3	July 2	July 3
	2005	2004	2005	2004
Net income (loss)	$(5,646)	(222)	(5,950)	1,996
Other comprehensive loss:
Foreign currency translation adjustment	1,283	(640)	778	(1,474)

Comprehensive income (loss)	$(4,363)	(862)	(5,172)	522

6. Trade Accounts Receivable
     Trade accounts receivable include the following (in thousands):

	July 2	Dec 31
	2005	2004
Amounts billed	$68,752	57,010
Unbilled revenues under long-term contracts	24,787	21,241
Customer advanced payments	(3,937)	(1,875)
Allowance for doubtful accounts	(1,008)	(1,006)

Trade accounts receivable, net	$88,594	75,370

7. Inventories
Inventories include the following (in thousands):

	July 2	Dec 31
	2005	2004
Parts and materials	$22,285	23,789
Work in process	4,430	3,605
Finished goods	6,210	6,014

Inventories	$32,925	33,408

8. Interim Segment Disclosures
The Company is organized into four reportable segments: LXE, Defense & Space Systems, SATCOM, and EMS Wireless. Each segment is separately managed and comprises a range of products and services that share distinct operating characteristics. The Company evaluates each segment primarily upon operating profit.
The LXE segment manufactures wireless local area network (“LAN”) products for use mainly in logistics. The manufacturing cycle for each order is generally just a few days, and revenues are recognized upon shipment of hardware. Hardware is marketed to end-users and to third parties that incorporate their products and services with the Company’s hardware for delivery to end-users.
The Defense & Space Systems segment manufactures custom-designed, highly engineered hardware for use in space, airborne, and terrestrial applications for communications, radar, surveillance, precision tracking, and electronic countermeasures. Orders typically involve development and production schedules that can extend a year or more, and most revenues are recognized under percentage-of-completion long-term contract accounting. Hardware is typically sold to prime contractors or systems integrators rather than to end-users.
The SATCOM segment manufactures antennas and other hardware for satellite communications systems. The manufacturing cycle for each order is generally just a few days, and revenues are recognized upon shipment of hardware. Hardware is marketed to third parties that incorporate their products and services with the Company’s hardware for delivery to end-users.
The EMS Wireless segment manufactures antennas and repeaters for PCS/cellular communications systems. The manufacturing cycle for each order is generally just a few days, and revenues are recognized upon shipment of hardware. Hardware is marketed to wireless service providers and to original equipment manufacturers (“OEMs”) for mobile voice/paging services.
Following is a summary of the Company’s interim segment data (in thousands):

	Quarters Ended		Six Months Ended
	July 2	July 3	July 2	July 3
	2005	2004	2005	2004
Net sales:
LXE	$31,572	27,725	58,391	52,625
Defense & Space Systems	13,293	12,260	24,573	25,061
SATCOM	12,189	9,456	22,053	19,571
EMS Wireless	24,505	12,869	36,726	25,079
Other	—	(237)	—	(237)

Total	$81,559	62,073	141,743	122,099

Operating income (loss):
LXE	$2,170	1,699	3,152	2,828
Defense & Space Systems	1,456	620	957	1,452
SATCOM	901	477	1,341	710
EMS Wireless	2,605	368	1,730	483
Other	(170)	(106)	(449)	95

Total	$6,962	3,058	6,731	5,568

Earnings (loss) from continuing operations:
LXE	$1,290	932	1,795	1,600
Defense & Space Systems	846	318	473	769
SATCOM	739	450	1,252	662
EMS Wireless	1,516	153	873	124
Other	(61)	(175)	(122)	377
Corporate	(425)	82	(1,062)	309

Total	$3,905	1,760	3,209	3,841

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
The Company records a liability for the estimated costs to be incurred under warranties. The amount of this liability is based upon historical, as well as expected, rates of warranty claims. The warranty liability is periodically reviewed for adequacy and adjusted as necessary. Following is a reconciliation of the aggregate product warranty liability (in thousands):

	Quarters Ended
	July 2	July 3
	2005	2004
Balance at beginning of quarter	$2,023	1,776
Accruals for warranties issued during the period	742	287
Settlements made during the period	(230)	(62)

Balance at end of quarter	$2,535	2,001

	Six Months Ended
	July 2	July 3
	2005	2004
Balance at December 31, 2004 and 2003	$2,089	1,826
Accruals for warranties issued during the period	892	375
Settlements made during the period	(446)	(200)

Balance at end of period	$2,535	2,001

10. Long-term Debt
On February 11, 2005, the Company amended its U.S. and Canadian revolving credit agreements to increase the aggregate borrowing capacity from $55.0 million to $65.0 million, and to add another financial institution in the U.S. and in Canada to the group of creditors in the agreement. Under this amendment, the aggregate borrowing capacity of the revolving credit agreement is $32.5 million in each of the U.S. and Canada. The amendment also requires the Company to repay S&T/Montreal’s outstanding debt upon the closing of its sale, and the group of creditors will at that time simultaneously reduce the borrowing capacity of the Canadian facility and increase the borrowing capacity of the U.S facility by $15.0 million. Based upon management’s expectations, the Company classified $15.0 million as current installments of long-term debt in the consolidated balance sheet as of July 2, 2005.

During the second quarter of 2005, total debt increased by $3.2 million, with the most significant factors being the increase in receivables at EMS Wireless, LXE and SATCOM due to higher sales in the second quarter of 2005. Total debt increased by $9.4 million during the first half of 2005.
At July 2, 2005, the Company had $6.3 million available for borrowing in the U.S. and $0.5 million available for borrowing in Canada under the respective revolving credit agreements after current borrowings and outstanding letters of credit. In addition, the new debt agreements require the Company to maintain an aggregate reserve of $5.0 million in unused revolving credit and cash related to an S&T/Montreal contract. The new U.S. revolver facilities are secured by substantially all tangible and intangible assets, with certain exceptions for real estate that secures existing mortgages and other permitted liens. The new agreement matures in December 2007, with no principal payments required until maturity.
As of the end of the quarter, the Company had $4.9 million of standby letters of credit as performance guarantees outstanding under the revolving credit agreement. The Company had an additional $1.9 million of standby letters of credit as performance guarantees outstanding through another Canadian bank. As collateral for a portion of these standby letters of credit, the Company has deposited $2.6 million, which was classified as restricted cash on its consolidated balance sheets, at a Canadian bank. Most of this cash will become available to the Company by the end of 2005 as the underlying letters of credit expire or are settled.
Interest under both the U.S. and the Canadian revolving loans are, at the Company’s option, a function of either the bank’s prime rate or LIBOR. A commitment fee equal to .50% per annum of the daily average unused credit in both the U.S. and Canada is payable quarterly.
The revolving credit agreement includes a covenant that establishes a quarterly minimum required consolidated net worth. The minimum consolidated net worth required at July 2, 2005 was approximately $113 million, as compared with the reported consolidated net worth of approximately $121 million. Other covenants under the agreement include a maximum ratio of total funded debt to historical earnings before interest, taxes, depreciation, and amortization (EBITDA), and a minimum ratio of historical EBITDA less capital expenditures and taxes paid to specified fixed charges, mainly interest and scheduled principal repayments under all debt agreements. There are various other debt covenants that are customary in such borrowings. The agreement also restricts the ability of the Company to declare or make cash dividends.
At July 2, 2005, the Company was not in compliance with the funded-debt-to-EBITDA covenant and the minimum fixed charge coverage ratio under its credit agreement, and has received a bank waiver of non-compliance. The Company expects that as a result of anticipated improved earnings performance and positive cash flow, it will be in compliance for future quarters. However, if the Company does not achieve these expectations, it may fail to comply with the funded-debt-to-EBITDA covenant under its credit agreements in future periods, in which case it would seek a further waiver of that covenant from the bank creditors under those agreements, although the Company can offer no assurances that such waivers will be obtained.
11. Litigation
Andrew Corporation (“Andrew”) v. EMS Technologies, Inc. was initiated in the U.S. District Court for the Northern District of Illinois on May 25, 2004, alleging that EMS Wireless’s new remotely controlled electronic-downtilt base station antennas infringed on patent rights held by Andrew. The Company believed that its products did not infringe any valid or enforceable Andrew patent claims. Effective July 1, 2005, the parties entered into a settlement agreement under which the litigation has been dismissed with prejudice, the Company has agreed not to further pursue efforts to invalidate the patent rights asserted by Andrew, and the Company has taken licenses to manufacture and sell products under the Andrew patents at issue in the litigation as well as under additional Andrew patents related to PCS/cellular repeater products, on royalty terms the Company considers to be commercially satisfactory.
Other Legal Matters
The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. This settlement has no material affect on the liquidity or operating results of the Company.

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
Following is a summary of significant factors affecting the Company in the second quarter and first six months of 2005:
For continuing operations:
Consolidated earnings for the second quarter and first six months of 2005 benefited from record sales at the EMS Wireless division, and from continued sales growth at the SATCOM and LXE divisions.
For discontinued operations:
Results for the second quarter and first six months of 2005 included an impairment charge of $10 million to reflect the revised estimate of the fair value, less cost to sell, of our Space & Technology/Montreal division. Excluding this impairment charge, net earnings before taxes from all discontinued operations improved due to higher revenues, improved margins, and lower selling, general and administrative expenses at the S&T/Montreal division.
Discontinued Operations
In the second quarter of 2005, the Company’s Board of Directors approved a formal plan to sell the Company’s Satellite Network (“SatNet”) operations located in Montreal. As a result, SatNet has been accounted for as discontinued operations and its net assets have been included with those of the Space & Technology/Montreal division as assets held for sale. Based on recent discussions with potential purchasers and the execution of a non-binding letter of intent for the sale of the Space & Technology/Montreal division, EMS recorded an additional $10.0 million impairment charge in the second quarter of 2005 to reflect the revised estimate of the fair value, less cost to sell, of this division.
The Company is pursuing plans to sell its SatNet and Space & Technology/Montreal divisions. It is unlikely that significant changes to these plans will take place or that the plans will be withdrawn by the Company. Both divisions are available for immediate sale in their present condition, and are being actively marketed at prices that management believes are reasonable, as compared with their current estimated fair value. Management believes that the sale of these divisions is probable within one year. Under the present circumstances, management believes that it is appropriate to account for the SatNet and Space & Technology/Montreal divisions as discontinued operations.
Results of Operations
Net Sales
Consolidated net sales increased by 31%, from $62.1 million in the second quarter of 2004 to $81.6 million in the second quarter of 2005, as sales increased in each of the Company’s four divisions. The largest quarterly growth was a 90% increase in net sales for the EMS Wireless division, followed by a 29% increase achieved by the SATCOM division. Net sales for EMS Wireless increased, as several wireless service providers placed significant orders for our antenna products to expand their network coverage footprints, and SATCOM sales increased as unit sales of mobile high-speed data products reflected growth in the executive jet and military markets.
Net sales increased by 16%, from $122 million to $142 million, for the first six months of 2005 as compared with the same period in 2004. This growth at the consolidated level reflected the net sales increases at the EMS Wireless, LXE and SATCOM divisions.
Cost of Sales
Cost of sales, as a percentage of consolidated net sales, was 67% and 65% for the second quarter of 2005 and 2004, and 67% and 64% for the first six months of 2005 and for the same period of 2004, respectively. The increase in the cost-of-sales percentage was mainly due to the very high volume of sales and higher cost-of-sales percentage for a new model of antenna introduced by EMS Wireless in 2005.
Net Sales, Cost of Sales, and Operating Income (Loss) by Segment
Our segment net sales, cost of sales as a percentage of respective segment net sales, and segment operating income (loss) were as follows (in thousands):

					Percentage Increase
	Quarters Ended		Six Months Ended			(Decrease)
	July 2	July 3	July 2	July 3	Three		Six
	2005	2004	2005	2004	Months		Months
Net sales:
LXE	$31,572	27,725	58,391	52,625	14%		11%
Defense & Space Systems	13,293	12,260	24,573	25,061	8%		(2)%
SATCOM	12,189	9,456	22,053	19,571	29%		13%
EMS Wireless	24,505	12,869	36,726	25,079	90%		46%
Other	—	(237)	—	(237)	* *		* *

Total	$81,559	62,073	141,743	122,099	31%		16%

Cost of sales percentage:
LXE	60%	61%	60%	59%	(1)%		1%
Defense & Space Systems	76%	80%	81%	77%	(4)%		4%
SATCOM	61%	59%	60%	60%	2%		—%
EMS Wireless	74%	65%	74%	65%	9%		9%
Total	67%	65%	67%	64%	2%		3%
Operating income (loss):
LXE	$2,170	1,699	3,152	2,828	28%		11%
Defense & Space Systems	1,456	620	957	1,452	135%		(34)%
SATCOM	901	477	1,341	710	89%		89%
EMS Wireless	2,605	368	1,730	483	608%		258%
Other	(170)	(106)	(449)	95	* *		* *

Total	$6,962	3,058	6,731	5,568	128%		21%

**	= Not Meaningful
LXE: Net sales increased for the second quarter and first six months of 2005 compared with the same periods in 2004. The sales growth is mainly due to an increase in hardware units shipped for both the Americas and international markets, which is attributed to the acceptance of our latest product offerings (especially vehicle-mounted computers) with the Windows CE.NET operating system, and to increased sales and marketing efforts. Favorable exchange rates for the Euro and other foreign currencies versus the U.S. dollar also influenced the increase in international sales.
Cost of sales, as a percentage of net sales, were comparable in the second quarter and for the first six months of 2005 as compared with 2004.

Defense & Space Systems: Sales for the second quarter increased 8% mainly due to increased activity on U.S. military programs, non-defense orders (including significant work to supply antennas for systems that provide live television on commercial aircraft), and a new commercial satellite program. Net sales for the six-month period of 2005 were comparable with the same period of 2004.
Cost of sales, as a percentage of net sales, decreased in the second quarter of 2005 as compared with the same period in 2004, due to a more favorable mix of contracts. The cost-of-sales percentage increased for the first six months of 2005 as compared with the first six months of 2004 mainly due to technical difficulties encountered in the first quarter of 2005.
SATCOM: Net sales increased by 29% for the second quarter of 2005 as compared with the same period in 2004, and increased by 13% for the first six months of 2005 versus the first six months of 2004. The increase in net sales is mainly due to the growth in unit sales of high-speed data products reflecting growth in the executive jet and military markets.
Cost of sales as a percentage of net sales also was comparable in the second quarter and the first six months of 2005 as compared with the same periods of 2004.
EMS Wireless: Net sales increased by 90% for the second quarter and 46% for the first six months of 2005 as compared with the same periods of 2004, as a result of several domestic wireless service providers placing substantial orders for our next-generation antenna products to expand their network coverage footprints.
Cost of sales were higher for the second quarter and first six months of 2005 compared with the same periods of 2004, mainly due to unusually high-volume of net sales in the second quarter of 2005 of a newly-introduced model of antenna that has a higher cost of sales percentage than our traditional product line.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”), as a percentage of net sales, were 20% and 24% for the second quarter of 2005 and 2004, respectively, and were 23% and 24% for the first six months of 2005 and for the same period in 2004, respectively. The decrease in the SG&A percentage for the second quarter and for the six-month period related mainly to the large net sales increase at EMS Wireless, which substantially increased the consolidated sales over which to absorb fixed SG&A.
Actual expenses increased by $1.5 million and $3.0 million for the quarter and for the six-month period of 2005 as compared with the same periods of 2004. These increases mainly resulted from an increase in sales and marketing expenditures in international markets by LXE, and the effect of changes in foreign exchange rates in 2005, which increased the reported costs of the international activities of LXE and SATCOM.
Research and Development Expenses
Research and development expenses (“R&D”) represent the gross cost of our internally funded efforts, net of partial reimbursement under customer-funded R&D agreements. For the second quarter of 2005 compared with the second quarter of 2004, net R&D increased mainly due to significant planned increases in development directed toward new SATCOM products that will support new broadband services, as well as enhancement of performance features for LXE’s rugged computers.
For the first six months of 2005 compared with the same period of 2004, R&D expenses decreased mainly due to the planned transition to more contract-related efforts at D&SS, as certain major development programs, such as the Warfighter Information Network-Tactical (WIN-T), were completed in 2004. Net R&D also decreased because our SATCOM division engaged in more R&D agreements for partial customer funding in 2005 compared with 2004.

Non-Operating Income, Net
Non-operating income for the first six months of 2004 included a one-time $938,000 pre-tax gain for the sale of unutilized real estate in Montreal.
Foreign Exchange Loss
We recognize foreign exchange gains and losses related to assets or liabilities denominated in foreign currencies and, if applicable, any embedded derivatives in contracts denominated in foreign currencies. We use foreign currency forward contracts to partially offset the effect of currency fluctuations in future cash flows denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. The Company has established policies and procedures for risk assessment and for approval, reporting, and monitoring of derivative financial instrument activities. The Company does not enter into derivative financial instruments for trading or speculative purposes.
We also recognize net gains and losses from translation of the LXE European subsidiaries’ short-term intercompany liabilities, payable in U.S. dollars, that arise from the purchase of LXE hardware for resale in Europe. A stronger U.S. dollar against the Euro usually results in foreign exchange losses for LXE related to each subsidiary’s liability for purchases from the U.S. parent company.
Net foreign exchange losses in 2005 were not significant. In 2004, the net foreign currency losses were mainly the result of a weaker U.S. dollar against the Canadian and Australian dollars.
Interest Expense
Interest expense increased for the second quarter and first six months of 2005 compared with the same periods of 2004 due to higher interest rates and increased average debt levels.
Income Tax Expense
The Company recognized a 34% effective income tax rate in 2005 based upon management’s expected taxable income associated with various tax jurisdictions for the full year, as compared with 30% for fiscal 2004. The income tax rates for the Company’s U.S. and European operations are higher than those applicable to our Canadian operations. The low Canadian rate is due to research-related tax benefits. The overall effective rate is subject to change during the remainder of the year, as management’s expectations may change for the taxable income associated with various tax jurisdictions.
Discontinued Operations
The 2005 pre-tax results from our discontinued operations were losses of approximately $9.5 million for the second quarter and $9.4 million for the first six months, compared with a $2.4 million loss for the second quarter of 2004 and $2.2 million loss for the first six months of 2004. These losses include a $10 million impairment charge for the Space & Technology/Montreal division in the second quarter of 2005 to reflect the revised estimate of the fair value, less cost to sell, of this division based on recent discussions with potential purchasers and the execution of a non-binding letter of intent for the sale of the division. If the effect of the $10 million impairment charge is excluded, the pre-tax results from discontinued operations were $0.5 million for the second quarter and $0.6 million for the first six months in 2005, respectively. The improved performance related to higher revenues from new contract awards for both the Space & Technology/Montreal and SatNet divisions, and fewer technical difficulties on current contracts at S&T/Montreal.

Liquidity and Capital Resources
During the first half of 2005, net cash used in continuing operating activities was approximately $3.2 million, with the most significant factors being the increase in receivables at EMS Wireless, LXE and SATCOM due to higher sales in the second quarter of 2005. Total debt increased by $9.4 million during the first half of 2005.
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
At July 2, 2005, the Company had $6.3 million available for borrowing in the U.S. and $0.5 million available for borrowing in Canada under the respective revolving credit agreements after current borrowings and outstanding letters of credit. In addition, the new debt agreements require the Company to maintain an aggregate reserve of $5.0 million in unused revolving credit and cash related to an S&T/Montreal contract.
As of the end of the second quarter of 2005, the Company had $2.6 million deposited at a Canadian bank as collateral for outstanding letters of credits. Such amounts were classified as restricted cash on the Company’s consolidated balance sheets. Most of this cash collateral will become available to the Company by the end of 2005 as the underlying letters of credit expire or are settled.
Interest under both the U.S. and the Canadian revolving loans are, at the Company’s option, a function of either the bank’s prime rate or LIBOR. A commitment fee equal to .50% per annum of the daily average unused credit in both the U.S. and Canada is payable quarterly.
The revolving credit agreement includes a covenant that establishes a quarterly minimum required consolidated net worth. The minimum consolidated net worth required at July 2, 2005 was approximately $113 million, as compared with the reported consolidated net worth of approximately $121 million. Other covenants under the agreement include a maximum ratio of total funded debt to historical earnings before interest, taxes, depreciation, and amortization (EBITDA), and a minimum ratio of historical EBITDA less capital expenditures and taxes paid to specified fixed charges, mainly interest and scheduled principal repayments under all debt agreements. There are various other debt covenants that are customary in such borrowings. The agreement also restricts the ability of the Company to declare or make cash dividends.
At July 2, 2005, the Company was not in compliance with the funded-debt-to-EBITDA covenant and the minimum fixed charge coverage ratio under its credit agreement, and has received a bank waiver of non-compliance. The Company expects that as a result of anticipated earnings and positive cash flow, and of the potential sales of the Space & Technology/Montreal and Satellite Networks divisions, it will be in compliance during future quarters. However, if the Company does not achieve these expectations, it may fail to comply with the one or more covenants under its credit agreements, in which case it would seek further waivers from the bank creditors under those agreements, although no assurances of such waivers will be provided.
During the first half of 2005, discontinued operations used net cash of $6.4 million due to $4.4 million of higher receivables, caused by increased sales and the timing of milestone payments on certain long-term contacts, and due to a $1.6 million reduction in trade payables.
The Company expects that capital expenditures in 2005 will range from $11 million to $13 million. These expenditures will be used primarily to purchase equipment that increases or enhances capacity and productivity.

Except as reflected in the table below as of July 2, 2005, the Company’s material contractual cash commitments and material other commercial commitments have not changed significantly from those disclosed in the Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004 (in millions).

		Less than			After 5
	Total	1 year	1-3 years	4-5 years	years
Continuing Operations:
December 31, 2004 (no significant change to date):
Capital lease obligations	$0.8	0.5	0.3	—	—
Operating lease obligations(1)	13.2	4.4	6.7	2.1	—
Deferred compensation	0.2	0.2	—	—	—
Foreign currency forward contracts, net	0.2	0.2	—	—	—
Interest on outstanding long-term debt (2)	15.6	4.1	7.6	1.6	2.3
Purchase commitments (1)	20.6	20.5	0.1	—	—
July 2, 2005:
Long-term debt, excluding capital leases	70.3	17.5	41.0	2.5	9.3
Discontinued Operations:
December 31, 2004 (no significant change to date):
Capital lease obligations	$0.4	0.1	0.2	0.1	—
Operating lease obligations	1.0	0.5	0.5	—	—
Purchase commitments (1)	8.1	7.8	0.3	—	—
July 2, 2005:
Long-term debt, excluding capital leases (3)	2.5	0.5	0.4	0.4	1.2

(1)	Purchase commitments primarily represent existing commitments under purchase orders or contracts to purchase inventory and raw materials for our products. Most of these purchase orders and contracts can be terminated for a fee that is either fixed or based on when termination occurs.

(2)	Assumes that the revolving loan balances and related variable interest rates remain unchanged for December 31, 2004 until the loan matures in December of 2007.

(3)	Long-term debt for discontinued operations is included in liabilities related to assets held for sale on the consolidated balance sheets.
Following is a summary of the Company’s material other commercial commitments as of July 2, 2005 (in thousands):

	Amount of commitment expiration per period
		Less than			After 5
Other commercial commitments	Total	1 year	1-3 years	4-5 years	years
Standby letters of credit as performance guarantees	$6,855	1,828	4,855	172	—
The Company has purchased standby letters of credit to satisfy performance guarantee requirements under certain customer contracts, and has no obligation outstanding under these letters of credit as of July  2, 2005. We have deposited $2.6 million at a Canadian bank as collateral for a portion of these standby letters of credit and for outstanding foreign currency forward contracts. Such balances are classified as restricted cash on the Company’s consolidated balance sheets.
Management believes that cash provided from operations and borrowings available under its credit agreements will provide sufficient liquidity to meet the operating and capital expenditure needs for existing operations during the next 12 months. To fund long-term growth, the Company may consider such measures as public or private offerings of common stock or convertible securities.
Critical Accounting Policies
Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which often require the judgment of management in the selection and application of certain accounting principles and methods. We consider the following accounting policies to be critical to understanding our consolidated financial statements, because the application of these policies requires significant judgment on the part of management and, as a result, actual future developments may be different from those expected at the time critical judgments are made.
Revenue recognition on long-term contracts
Revenue recognition for fixed-price, long-term contracts is a critical accounting policy involving significant management estimates by the Defense & Space Systems and SATCOM segments in continuing operations, as well as the Space & Technology/Montreal division in discontinued operations. Long-term contracts use the ratio of cost-incurred to total-estimated-cost as the measure of performance that determines how much revenue should be recognized (percentage of completion method of accounting). Cost incurred and estimates of cost to complete include overhead expenses, which are applied at a budgeted rate; the budgeted overhead rate has historically been closely comparable with the periodic actual overhead rate, but any budget-versus-actual rate variance during an accounting period is expensed in that period, with no effect on revenues recognized.
The determination of total estimated cost relies on engineering estimates of the cost to complete the contract, with allowances for identifiable risks and uncertainties. If changes in engineering estimates result in an expected cost overrun (i.e., the estimated cost to complete exceeds the revenue to be recognized on the remainder of the contract), then revenue recognized-to-date will be adjusted downward, so that the revenue to be recognized on the remainder of the contract will equal the estimated cost to complete. Engineering estimates are frequently reviewed and updated; however, unforeseen problems can occur to substantially reduce the rate of future revenue recognition in relation to costs incurred. As of July 2, 2005, the Company had recognized a cumulative total of $24.8 million in revenues from continuing operations under percentage-of-completion accounting, but which revenues were unbilled as of that date due to the billing milestones specified in the respective customer contracts.
Two large contracts in discontinued operations that were accounted for under percentage-of-completion accounting have experienced technical and supplier difficulties, resulting in increases to the estimated cost at completion totaling approximately $0.2 million and $0.5 million for the second quarter of 2005 versus the same period of 2004, and $0.7 million and $1.8 million for the first six months of 2005 and 2004, respectively. The Company provided reserves for identified risks that could cause cost increases in the future. The larger of the two contracts was essentially complete at the end of the second quarter of 2005, but on the remaining smaller contract, there is a risk that further unforeseen difficulties could cause increases to the cost at completion that exceed the Company’s provisions, resulting in further losses.
Revenues under cost-reimbursement contracts in the Defense & Space Systems segment are recorded as costs are incurred and include an estimate of fees earned under specific contract terms. Costs incurred include overhead, which is applied at the division’s customer-approved rates. Fixed fees are earned ratably over the life of a contract. Incentive fees are based upon achievement of objective criteria for technical product performance or delivery milestones, although such fees may also be based upon subjective criteria (for example, the customer’s qualitative assessment of the Company’s project management). In all cases related to incentive fee arrangements, the Company does not record revenue until the fee has been earned under the terms of the contract.
Revenues under all other contracts in the Defense & Space Systems and SATCOM segment, as well as all the Company’s other segments, are recognized when units are shipped or services are performed.

Accounting for government research incentives
Our accrual of research incentives from the Canadian government is a critical accounting policy involving management estimates for the SatNet and Space & Technology/Montreal divisions in discontinued operations. These incentives are in the form of a cash reimbursement for a portion of certain qualified research expenditures. Incentives are recorded as a reduction of cost of sales, because the underlying research efforts primarily apply to development of technological capabilities for specific business opportunities. For the three months and six months ended July 2, 2005, total incentives earned were approximately $459,000 and $862,000, compared with $991,000 and $2,301,000 for the three months and six months ended July 3, 2004. We have established procedures to identify qualified costs and to submit appropriate claims for reimbursement. All of these claims are subject to financial and scientific audits by the Canadian government concerning whether certain expenses qualified for incentive programs. Although historically these audits have not resulted in significant disallowances of previously accrued incentives, such disallowances in the future would have an unfavorable effect on our consolidated statement of operations.
Inventory valuation
Management assesses inventory valuation based upon an analysis of the aging of the inventory and assumptions that management develops concerning how the value of inventory for specific products, markets or applications may decrease over time. Inventory write-downs are accounted for as adjustments to the related inventory’s cost basis, and reserves are reduced only upon subsequent sale, disposal or usage of the inventory, rather than upon any subsequent improvement in the inventory aging.
Evaluation of long-lived assets for impairment
All long-lived assets on the consolidated balance sheet are periodically reviewed for impairment. If an indication of impairment arises, we test recoverability by estimating the cash flows expected to result from the long-lived assets under several different scenarios, including the potential sale of assets, as well as continued holding of the assets under several different kinds of business conditions. No long-lived assets that were classified as “held and used” were determined to be impaired as of July 2, 2005.
The assets related to the Space & Technology/Montreal division and the SatNet division were reclassified from “assets held and used” to “assets held for sale,” due to decisions to dispose of these operations in the third quarter of 2003 and the second quarter of 2005, respectively.
As a result, the Space & Technology/Montreal and SatNet divisions were accounted for as discontinued operations, and the net assets held for sale were written down to their estimated fair values upon disposal. Based on recent discussions with potential purchasers concerning the probable market value of the Space & Technology/Montreal division and a non-binding letter of intent for the sale of the division, EMS recorded an additional $10 million valuation allowance in the second quarter of 2005 to reflect the revised estimate of the fair value, less cost to sell, of this division.
Establishment of reserves for deferred income tax assets
It is management’s current expectation that our Canadian operations will earn more than enough research-related tax benefits each year to offset any Canadian federal tax liability for any given year. As a result, we have reserved substantially all the net deferred tax assets associated with these research-related tax benefits (totaling approximately $41 million at the end of the preceding fiscal year), because they are unlikely to be realized. However, this reserve may be reduced — resulting in an income tax benefit to a future consolidated statement of operations — if: (1) our profitability in Canada increases, which would increase the tax liability incurred in future years, or (2) the level of our qualified research in Canada decreases, which would lower the tax benefits earned in future years.

Risk Factors and Forward-Looking Statements
The Company has included forward-looking statements in management’s discussion and analysis of financial condition and results of operations, including statements concerning financial results and cash flows expected for future periods. Actual results could differ materially from those suggested in any forward-looking statements as a result of a variety of factors. Such factors include, but are not limited to:
•	uncertainties related to the proposed sale of the Space & Technology/Montreal and SatNet divisions, as well as external market conditions, internal priorities and constraints, and financing availability that could affect a purchaser’s willingness and ability to complete the transaction on terms and timing expected by the Company (in the event a sales transaction is not completed, the Space & Technology/Montreal operations and/or the SatNet division would, during 2005, be reclassified back into continuing operations, and prior-year financial statements would be restated to reflect that status);

•	economic conditions in the U.S. and abroad and their effect on capital spending in the Company’s principal markets;

•	difficulty predicting the timing of receipt of major customer orders, and the effect of customer timing decisions on our quarterly results;

•	the requirement to obtain waivers from its bank creditors of financial-performance covenants contained in the Company’s credit agreements, should the Company fail to meet its expectations for earnings and positive cash flow in future quarters, and the risk of credit agreement default if any such waiver should be required and cannot be obtained;

•	successful completion of technological development programs by the Company and the effects of technology that may be developed by, and patent rights that may be held or obtained by, competitors;

•	the ability of the Company to obtain patent licenses, with satisfactory license rights and royalty rates, from owners of RFID-related patents;

•	the effects of the guidelines of FASB Emerging Issues Task Force (EITF) Issue No. 00-21 and AICPA Statement of Position 97-2, under which it is possible that SatNet may deliver or complete performance relative to most of the significant deliverables under particular contracts, but not recognize any revenue on those contracts until performance or delivery has been completed relative to all deliverables, including some deliverables that management believes are not significant to the total system being delivered;

•	U.S. defense budget pressures on near-term spending priorities;

•	uncertainties inherent in the process of converting contract awards into firm contractual orders in the future;

•	volatility of foreign exchange rates relative to the U.S. dollar and their effect on purchasing power by international customers, and the cost structure of the Company’s non-U.S. operations, as well as the potential for realizing foreign exchange gains and losses associated with non-U.S. assets or liabilities held by the Company;

•	successful resolution of technical problems, proposed scope changes, or proposed funding changes that may be encountered on contracts;

•	changes in the Company’s consolidated effective income tax rate caused by the extent to which actual taxable earnings in the U.S., Canada and other taxing jurisdictions may vary from expected taxable earnings;

•	successful transition of products from development stages to an efficient manufacturing environment;

•	customer response to new products and services, and general conditions in our target markets (such as logistics, PCS/cellular telephony and space-based communications);

•	the success of certain of our customers in marketing our line of high-speed commercial airline communications products as a complimentary offering with their own lines of avionics products;

•	the availability of financing for satellite data communications systems and for expansion of terrestrial PCS/cellular phone systems;

•	the extent to which terrestrial systems reduce market opportunities for space-based broadband communications systems by providing extensive broadband Internet access on a dependable and economical basis;

•	development of successful working relationships with local business and government personnel in connection with distribution and manufacture of products in foreign countries;

•	the demand growth for various mobile and high-speed data communications services;

•	the Company’s ability to attract and retain qualified personnel, particularly those with key technical skills; and

•	the availability of sufficient additional credit or other financing, on acceptable terms, to support the Company’s expected growth.
Additional information concerning these and other potential risk factors is included in Item 1 of the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004.
Effect of New Accounting Pronouncements
In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 is not expected to have a material impact on the consolidated financial statements of the Company.
In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN No. 47 clarifies the conditions under which an entity would have sufficient information to apply an expected value technique to, and recognize a liability for, a conditional asset retirement obligation. This interpretation is effective for the Company no later than the end of the year 2005. The Company is still evaluating the impact of FIN No. 47 on the Company’s consolidated financial statements.
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
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)). SFAS No. 123(R) eliminates the intrinsic value method under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued for Employees,” and requires the Company to use a fair-value based method of accounting for share-based payments. Under APB No. 25, no compensation cost related to stock options is recognized in the consolidated statements of operations. SFAS No. 123(R) requires that compensation cost for employee services received in exchange for an award of equity instruments be recognized in the consolidated statements of operations based on the grant-date fair value of that award. That cost recognized at the grant-date will be amortized in the consolidated statements of operations over the period during which an employee is required to provide service in exchange for that award. SFAS No. 123(R) had established an implementation date for non-small business issuers as the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, in April 2005 the U.S. Securities and Exchange Commission ruled that filers did not need to comply with SFAS No. 123(R) until the beginning of the next fiscal year, which in the case of the Company is the first quarter of 2006. The Company does not plan early implementation of the provision of SFAS No. xQ23(R). The Company is still evaluating the impact of SFAS No. 123(R) on the Company’s consolidated financial statements.
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
In December 2004, the FASB issued FASB Staff Position 109-2 (FSP 109-2), providing guidance on the application of SFAS No. 109, “Accounting for Income Taxes,” to a provision within the American Jobs Creation Act of 2004 (the “AJCA”) related to a deduction for certain foreign earnings that are repatriated. On October 22, 2004, the AJCA was signed into law. The AJCA includes a deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the AJCA. The AJCA could potentially apply to repatriation of cumulative earnings by the Company’s European sales subsidiaries. The Company presently estimates that the potential amounts of unremitted earnings being considered for repatriation could be in the range of $3 million to $5 million. However, the Company has not yet begun its formal evaluation of the effect of the AJCA, and therefore the Company has not yet determined (a) whether such earnings could actually be repatriated under provisions of the AJCA, or (b) the range of income tax effects of such repatriation. The Company expects to begin its evaluation of the potential application of the AJCA during the second half of 2005, with expected completion late in the same year.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
As of July 2, 2005, the Company had the following market risk sensitive instruments (in thousands):

Revolving credit loan with U.S. and Canadian banks, maturing in December 2007, interest payable quarterly at a variable rate (7.02% at the end of the quarter)	$53,173
Revolving credit loan with a bank in the United Kingdom, maturing in April 2006, interest payable monthly at a variable rate (5.75% at the end of the quarter)	1,732

Total market-sensitive debt	$54,905

A 1% increase in the interest rates for our market-sensitive debt obligations would have increased interest expense by $135,000 for the quarter based on the average outstanding borrowings under these obligations.
As of July 2, 2005, the Company also had intercompany accounts that eliminate in consolidation but that are considered market risk sensitive instruments. Short-term due to (from) the parent, payable (receivable) by international subsidiaries arising from purchase of the parent’s products for sale were as follows:

	Exchange Rate	$U.S.
	($U.S. per unit of	in thousands
	local currency)	(reporting currency)
Australia	0.7616/Dollar	$801
France	1.2098/Euro	760
Canada	0.8159/Dollar	729
United Kingdom	1.7928/Pound	166
Netherlands	1.2098/Euro	57
Singapore	0.5928/Dollar	49
Italy	1.2098/Euro	36
Sweden	0.1282/Krona	29
Belgium	1.2098/Euro	15
Germany	1.2098/Euro	12

Total short-term due to parent		$2,654

The Company has foreign currency risks associated with forward contracts as follows (in thousands, except average contract rate):

		Average	($U.S.)
	Notional	Contract	Fair
	Amount	Rate	Value
Foreign currency forward contracts:
Continuing Operations:
Euros (sell for U.S. dollars)	1,700 Euros	1.2092	$(5)
U.S. dollars (sell for Canadian dollars)	9,500 Dollars	1.2511	146
Australian dollars (sell for U.S. dollars)	1,000 Dollars	0.7138	(41)

			$100

Discontinued Operations:
British Pounds (sell for Canadian dollars)	1,015 Pound	2.3561	$132

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
The CEO and CFO have evaluated the Company’s disclosure controls and procedures as of the end of the period covered in this report. The CEO and CFO have concluded that the Company’s disclosure controls over financial reporting and procedures were effective as of July 2, 2005.
During the three months ended July 2, 2005, there were no changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act).

PART II
OTHER INFORMATION
ITEM 4. Submission of Matters to a Vote of Security Holders
The Registrant’s Annual Meeting of Shareholders was held on May 20, 2005. At the Meeting, each of the following individuals was elected to serve as a member of the Board of Directors during the forthcoming year, by the vote indicated:

			Abstain or
			Broker
	For	Withheld	Non-Votes
Hermann Buerger	7,243,198	42,855	2,831,300
Alfred G. Hansen	7,283,104	2,949	2,831,300
John R. Kreick	7,284,297	1,756	2,831,300
John B. Mowell	7,281,403	4,650	2,831,300
Norman E. Thagard	7,284,604	1,449	2,831,300
John L. Woodward, Jr.	7,285,297	756	2,831,300
ITEM 6. Exhibits
The following exhibits are filed as part of this report:

3.1	Second Amended and Restated Articles of Incorporation of EMS Technologies, Inc. effective March 22, 1999 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2004).

3.2	Bylaws of EMS Technologies, Inc., as amended through March 15, 1999 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2004).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Registrant’s Chief Executive and Chief Financial Officers, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMS TECHNOLOGIES, INC.

By:	/s/ Alfred G. Hansen	Date: August 15, 2005

Alfred G. Hansen
President, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Don T. Scartz	Date: August 15, 2005

Don T. Scartz
Executive Vice President, Chief Financial
Officer and Treasurer (Principal Financial Officer)