Form 10-Q
period 2005-10-01
EMS TECHNOLOGIES INC
filed 2005-11-15
CIK 32198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2005
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
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes  ☐  No  ☑
     The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on November 4, 2005:

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

PART I
FINANCIAL INFORMATION
ITEM 1. Financial Statements
EMS Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Quarters Ended		Nine Months Ended
	Oct 1	Oct 2	Oct 1	Oct 2
	2005	2004	2005	2004
Net sales	$84,419	57,634	226,162	179,733
Cost of sales	58,256	37,557	153,441	116,185
Selling, general and administrative expenses	16,253	14,283	48,403	43,634
Research and development expenses	3,979	3,988	11,656	12,740

Operating income	5,931	1,806	12,662	7,174
Non-operating income, net	295	152	453	1,234
Foreign exchange loss	(196)	(40)	(270)	(157)
Interest expense	(1,024)	(515)	(2,976)	(1,561)

Earnings from continuing operations before income taxes	5,006	1,403	9,869	6,690
Income tax expense	(1,702)	(391)	(3,356)	(1,867)

Earnings from continuing operations	3,304	1,012	6,513	4,823
Discontinued operations (note 2):
Loss from discontinued operations	(4,193)	(2,733)	(13,594)	(4,719)
Income tax benefit (expense)	(112)	5	130	176

Loss from discontinued operations	(4,305)	(2,728)	(13,464)	(4,543)

Net earnings (loss)	$(1,001)	(1,716)	(6,951)	280

Earnings (loss) per share (note 4):
Basic:
Earnings from continuing operations	$0.30	0.09	0.58	0.44
Loss from discontinued operations	(0.39)	(0.24)	(1.20)	(0.41)

Net earnings (loss)	$(0.09)	(0.15)	(0.62)	0.03

Diluted:
Earnings from continuing operations	$0.29	0.09	0.58	0.43
Loss from discontinued operations	(0.38)	(0.24)	(1.20)	(0.41)

Net earnings (loss)	$(0.09)	(0.15)	(0.62)	0.02

Weighted average number of shares (note 4):
Common	11,165	11,114	11,165	11,076
Common and dilutive common equivalent	11,245	11,189	11,214	11,238
See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands)

	Oct 1	Dec 31
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$15,770	14,553
Restricted cash	2,607	4,715
Trade accounts receivable, net (note 6)	92,820	75,370
Inventories (note 7)	32,720	33,408
Deferred income taxes, net	1,362	1,362
Assets held for sale (note 2)	56,186	64,710

Total current assets	201,465	194,118

Property, plant and equipment:
Land	1,150	1,150
Building and leasehold improvements	15,228	15,166
Machinery and equipment	77,000	70,160
Furniture and fixtures	8,291	8,061

Total property, plant and equipment	101,669	94,537
Less accumulated depreciation and amortization	68,422	63,068

Net property, plant and equipment	33,247	31,469

Deferred income taxes, net — non-current	4,604	4,604
Intangible assets, net	3,599	3,990
Goodwill	13,526	13,526
Other assets	8,653	7,371

	$265,094	255,078

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited), continued
(in thousands, except share data)

	Oct 1	Dec 31
	2005	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$18,461	3,462
Accounts payable	31,865	23,840
Income taxes payable	3,655	1,726
Accrued compensation costs	8,132	6,232
Accrued retirement costs	2,153	2,453
Deferred service revenue	5,915	5,214
Liabilities related to assets held for sale (note 2)	18,489	24,095
Other current liabilities	3,950	4,043

Total current liabilities	92,620	71,065
Long-term debt, excluding current installments	51,457	57,992

Total liabilities	144,077	129,057

Stockholders’ equity:
Preferred stock of $1.00 par value per share Authorized 10,000,000 shares; none issued	—	—
Common stock of $.10 par value per share Authorized 75,000,000 shares; issued and outstanding 11,165,000 in 2005 and 11,164,000 in 2004	1,117	1,116
Additional paid-in capital	69,069	69,058
Accumulated other comprehensive income-foreign currency translation adjustment	5,109	3,174
Retained earnings	45,722	52,673

Total stockholders’ equity	121,017	126,021

	$265,094	255,078

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended
	Oct 1	Oct 2
	2005	2004
Cash flows from operating activities:
Net earnings (loss)	$(6,951)	280
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	7,327	6,476
Loss from discontinued operations	13,464	4,543
Loss (gain) on sale of assets	385	(1,082)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(17,177)	773
Inventories	1,170	(2,677)
Accounts payable	5,746	(1,114)
Income taxes payable	2,030	3,539
Accrued costs, deferred service revenue and other current liabilities	3,491	(637)
Other	(2,585)	(438)

Net cash provided by operating activities	6,900	9,663

Cash flows from investing activities:
Purchase of property, plant and equipment	(7,607)	(4,455)
Payments for asset acquisitions	(213)	(1,328)
Proceeds from sale of assets	377	1,176

Net cash used in investing activities	(7,443)	(4,607)

Cash flows from financing activities:
Net increase in revolving debt	8,186	2,478
Repayment of term debt	(999)	(2,572)
Restricted cash	2,108	—
Deferred financing fees paid	(73)	(50)
Proceeds from exercise of stock options, net of withholding taxes paid	12	2,972

Net cash provided by financing activities	9,234	2,828

Operating cash used in discontinued operations	(10,540)	(10,895)

Net change in cash and cash equivalents	(1,849)	(3,011)
Effect of exchange rates on cash	3,066	(457)
Cash and cash equivalents at beginning of period	14,553	14,180

Cash and cash equivalents at end of period	$15,770	10,712

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
October 1, 2005 and October 2, 2004
1. Basis of Presentation
The consolidated financial statements include the accounts of EMS Technologies, Inc. and its wholly-owned subsidiaries LXE Inc., EMS Holdings, Inc., EMS Technologies Canada, Ltd. (included are our Satellite Networks (“SatNet”) and Space & Technology/Montreal divisions, which are accounted for as discontinued operations), and EMS Wireless do Brasil, Ltda. (collectively, “the Company”). In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain prior period financial statement balances have been reclassified to conform to the current period’s classification. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004.
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

The Company has adopted SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” including the interim reporting requirements. The following table illustrates the effect on net earnings (loss) and net earnings (loss) per share if the Company had applied the fair value method to measure stock-based compensation (in thousands, except net earnings (loss) per share):

	Quarters Ended		Nine Months Ended
	Oct 1	Oct 2	Oct 1	Oct 2
	2005	2004	2005	2004
Net earnings (loss):
As reported (1)	$(1,001)	(1,716)	(6,951)	280
Less: Stock-based employee compensation expense determined under the fair value method, net of tax	(216)	(369)	(754)	(1,329)

Pro forma	$(1,217)	(2,085)	(7,705)	(1,049)

Basic net earnings (loss) per share:
As reported	$(0.09)	(0.15)	(0.62)	0.03
Pro forma	(0.11)	(0.19)	(0.69)	(0.09)
Diluted net earnings (loss) per share:
As reported	$(0.09)	(0.15)	(0.62)	0.02
Pro forma	(0.11)	(0.18)	(0.69)	(0.09)

(1)	Stock compensation expense has not been recognized in net earnings (loss).
— Effect of New Accounting Pronouncements
In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN No. 47 clarifies the conditions under which an entity would have sufficient information to apply an expected value technique to, and recognize a liability for, a conditional asset retirement obligation. This interpretation is effective for the Company no later than the end of the year 2005. The Company is evaluating the impact of FIN No. 47 on the Company’s consolidated financial statements.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43 Chapter 4.” SFAS No. 151 more clearly defines when excessive idle facility expense, freight, handling costs, and spoilage are to be current-period charges. In addition, SFAS No. 151 requires the allocation of fixed production overhead to the cost of conversion to be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is evaluating the impact of SFAS No. 151 on the Company’s consolidated financial statements.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)). SFAS No. 123(R) eliminates the intrinsic value method under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued for Employees,” and requires the Company to use a fair-value based method of accounting for share-based payments. Under APB No. 25, no compensation cost related to stock options is recognized in the consolidated statements of operations. SFAS No. 123(R) requires that compensation cost for employee services received in exchange for an award of equity instruments be recognized in the consolidated statements of operations based on the grant-date fair value of that award. That cost recognized at the grant-date will be amortized in the consolidated statements of operations over the period during which an employee is required to provide service in exchange for that award. The SFAS No. 123(R) implementation date is the first quarter of 2006. The Company does not plan early implementation of the provisions of SFAS No. 123(R). The Company is evaluating the impact of SFAS No. 123(R) on the Company’s consolidated financial statements.
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29.” SFAS No. 153 amends APB No. 29 to require that assets exchanged in a nonmonetary transaction are to be measured at fair value except for those exchanges of nonmonetary assets that lack commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The Company is evaluating the impact of SFAS No. 153 on the Company’s consolidated financial statements.
In December 2004, the FASB issued FASB Staff Position 109-2 (FSP 109-2), providing guidance on the application of SFAS No. 109, “Accounting for Income Taxes,” to a provision within the American Jobs Creation Act of 2004 (the “AJCA”) related to a deduction for certain foreign earnings that are repatriated. On October 22, 2004, the AJCA was signed into law. The AJCA includes a deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the AJCA. The AJCA could potentially apply to repatriation of cumulative earnings by the Company’s European sales subsidiaries. The Company presently estimates that the potential amounts of unremitted earnings being considered for repatriation could be in the range of $3 million to $5 million. However, the Company has not yet begun its formal evaluation of the effect of the AJCA, and therefore the Company has not yet determined (a) whether such earnings could actually be repatriated under provisions of the AJCA, or (b) the range of income tax effects of such repatriation. The Company is evaluating the potential application of the AJCA during the fourth quarter of 2005, with expected completion late in the same year.
2. Discontinued Operations
In the second quarter of 2005, the Company’s Board of Directors approved a formal plan to sell the Company’s Satellite Networks (“SatNet”) operations located in Montreal. As a result, the operations and net assets of SatNet have been accounted for as discontinued operations along with those of the Space & Technology/Montreal division. See footnote 12.
On October 28, 2005, the Company signed a definitive agreement for the sale of the net assets of its Space & Technology/Montreal division to MacDonald, Dettwiler and Associates, Ltd. of Vancouver, B.C. The parties expect to complete the transaction in 2005, but closing is subject to the satisfaction of various conditions, including regulatory approval by Canadian competition authorities and consent by certain key customers. If the closing conditions are not met or waived by the end of January 2006, further delay in closing would require the agreement of each of the parties.
The Company recorded additional impairment charges of $10.0 million and $1.7 million in the second quarter of 2005, and the third quarter of 2004, respectively, for our Space & Technology/Montreal division to reflect the revised estimate of the fair value, less cost to sell, of this division.
We continue to pursue plans to sell our SatNet division. It is unlikely that any significant changes to the plans will take place or that the plans will be withdrawn. SatNet is available for immediate sale in its present condition, and is actively being marketed at a price that we believe is reasonable, as compared with its current estimated fair value. We believe that the sale of this division is probable within one year.
Based on recent discussions with potential purchasers for the sale of the SatNet division, EMS recorded a $4.0 million impairment charge in the third quarter of 2005 to reflect the revised estimate of the fair value, less cost to sell, of this division.
The results of these discontinued operations for the third quarter and for the first nine months of 2005 and 2004 were as follows (in thousands):

	Quarters Ended		Nine Months Ended
	Oct 1	Oct 2	Oct 1	Oct 2
	2005	2004	2005	2004
Net sales	$14,746	15,419	51,756	49,910
Costs and expenses	14,939	16,452	51,350	52,929
Impairment charge	4,000	1,700	14,000	1,700

Loss before income taxes	(4,193)	(2,733)	(13,594)	(4,719)
Income tax (expense) benefit	(112)	5	130	176

Net loss	$(4,305)	(2,728)	(13,464)	(4,543)

The table below presents the components of the consolidated balance sheet accounts classified as current assets and liabilities related to assets held for sale as of October 1, 2005 and December 31, 2004 (in thousands):

	Oct 1	Dec 31
	2005	2004
Accounts receivable, net	$24,274	18,879
Inventories	8,107	8,022
Investments	—	2,709
Property, plant and equipment, net	14,029	24,298
Non-current accounts receivable, net	5,211	6,516
Accrued pension assets	3,046	3,255
Other assets	1,519	1,031

Total assets held for sale	$56,186	64,710

Accounts payable	$10,064	15,185
Long-term debt	3,034	2,783
Post-retirement obligations	4,944	4,481
Other current liabilities	447	1,646

Total liabilities related to assets held for sale	$18,489	24,095

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
For continuing operations, the derivative activity as reported in the Company’s consolidated financial statements during the third quarters and the first nine months of 2005 and 2004 was (in thousands):

	Quarters Ended		Nine Months Ended
	Oct 1	Oct 2	Oct 1	Oct 2
	2005	2004	2005	2004
Beginning net asset (liability) for derivatives	$98	(33)	(128)	99
Sales:
Loss in value of embedded derivatives	(17)	—	(18)	(2)
Foreign exchange gain (loss) on derivative instruments:
Gain in value of derivative instruments that do not qualify as hedging instruments	84	122	256	149
Matured foreign exchange contracts	(119)	(13)	(64)	(170)

Net consolidated statements of operations gain (loss) from changes in value of derivative instruments	(52)	109	174	(23)

Ending net asset for derivatives	$46	76	46	76

For discontinued operations, the net liability for derivatives at October 1, 2005 was $43,000 compared to the net liability of $91,000 at December 31, 2004.
All of the foreign currency contracts currently in place will expire by the end of 2006.

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
The Company has granted employee stock options and stock warrants that are potentially dilutive to basic earnings per share. The dilutive and anti-dilutive stock options and warrants are summarized as follows (shares in thousands):

	Oct 1	Oct 2
	2005	2004
Dilutive stock options, included in earnings (loss) per share calculations:
Shares	784	794
Average exercise price per share	$13.62	13.63
Anti-dilutive stock options and warrants, excluded from per share calculations:
Shares	895	900
Average exercise price per share	$20.26	20.26
For each earnings (loss) per share calculation reported for the third quarters and the first nine months of 2005 and 2004, the numerators were the same as reported in the consolidated statements of operations. Following is a reconciliation of the denominators for basic and diluted earnings (loss) per share calculations for the third quarters and nine months ended October 1, 2005 and October 2, 2004 (in thousands):

	Quarters Ended		Nine Months Ended
	Oct 1	Oct 2	Oct 1	Oct 2
	2005	2004	2005	2004
Basic-weighted average common shares outstanding	11,165	11,114	11,165	11,076
Common equivalent shares from stock options	80	75	49	162

Diluted-weighted average common and common equivalent shares outstanding	11,245	11,189	11,214	11,238

5. Comprehensive Income (Loss)
Following is a summary of comprehensive income (loss) (in thousands):

	Quarters Ended		Nine Months Ended
	Oct 1	Oct 2	Oct 1	Oct 2
	2005	2004	2005	2004
Net income (loss)	$(1,001)	(1,716)	(6,951)	280
Other comprehensive loss:
Foreign currency translation adjustment	1,157	772	1,935	(702)

Comprehensive income (loss)	$156	(944)	(5,016)	(422)

6. Trade Accounts Receivable
Trade accounts receivable include the following (in thousands):

	Oct 1	Dec 31
	2005	2004
Amounts billed	$68,992	57,010
Unbilled revenues under long-term contracts	27,740	21,241
Customer advanced payments	(2,984)	(1,875)
Allowance for doubtful accounts	(928)	(1,006)

Trade accounts receivable, net	$92,820	75,370

7. Inventories
Inventories include the following (in thousands):

	Oct 1	Dec 31
	2005	2004
Parts and materials	$23,284	23,789
Work in process	3,855	3,605
Finished goods	5,581	6,014

Inventories	$32,720	33,408

8. Interim Segment Disclosures
The Company is organized into four reportable segments: LXE, Defense & Space Systems, SATCOM, and EMS Wireless. Each segment is separately managed and comprises a range of products and services that share distinct operating characteristics. The Company evaluates each segment primarily based upon operating profit.
The LXE segment manufactures mobile computers and wireless data collection equipment for supply chain execution. The manufacturing cycle for each order is generally just a few days, and revenues are generally recognized upon shipment of hardware. Hardware is marketed to end-users and to third parties that incorporate their products and services with the Company’s hardware for delivery to end-users.
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

Following is a summary of the Company’s interim segment data (in thousands):

	Quarters Ended		Nine Months Ended
	Oct 1	Oct 2	Oct 1	Oct 2
	2005	2004	2005	2004
Net sales:
LXE	$30,720	27,335	89,111	79,960
Defense & Space Systems	13,450	11,831	38,023	36,892
SATCOM	14,355	8,975	36,408	28,546
EMS Wireless	25,894	9,489	62,620	34,568
Other	—	4	—	(233)

Total	$84,419	57,634	226,162	179,733

Operating income (loss):
LXE	$1,553	1,806	4,705	4,634
Defense & Space Systems	1,567	148	2,524	1,600
SATCOM	1,546	583	2,887	1,293
EMS Wireless	1,275	(1,057)	3,005	(574)
Other	(10)	326	(459)	221

Total	$5,931	1,806	12,662	7,174

Earnings (loss) from continuing operations:

LXE	$933	1,054	2,728	2,654
Defense & Space Systems	920	10	1,393	779
SATCOM	1,179	591	2,431	1,253
EMS Wireless	713	(738)	1,586	(614)
Other	(178)	6	(300)	383
Corporate	(263)	89	(1,325)	368

Total	$3,304	1,012	6,513	4,823

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
The Company records a liability for the estimated costs to be incurred under warranties. The amount of this liability is based upon historical, as well as expected, rates of warranty claims. The warranty liability is periodically reviewed for adequacy and adjusted as necessary. Following is a reconciliation of the aggregate product warranty liability (in thousands):

	Quarters Ended		Nine Months Ended
	Oct 1	Oct 2	Oct 1	Oct 2
	2005	2004	2005	2004
Balance at beginning of the period	$2,535	2,001	2,089	1,826
Accruals for warranties issued during the period	1,810	756	3,094	1,268
Settlements made during the period	(1,042)	(815)	(1,880)	(1,152)

Balance at end of the period	$3,303	1,942	3,303	1,942

10. Long-term Debt
On February 11, 2005, the Company amended its U.S. and Canadian revolving credit agreements to increase the aggregate borrowing capacity from $55.0 million to $65.0 million, and to add another financial institution in the U.S. and in Canada to the group of creditors in the agreements. Under this amendment, the aggregate borrowing capacity of the revolving credit agreement is $32.5 million in each of the U.S. and Canada. The amendment also requires the Company to repay S&T/Montreal’s outstanding debt upon the closing of its sale, and the group of creditors will at that time simultaneously reduce the borrowing capacity of the Canadian facility and increase the borrowing capacity of the U.S facility by $15.0 million. Based upon management’s expectations, the Company classified $15.0 million as current installments of long-term debt in the consolidated balance sheet as of October 1, 2005.
During the third quarter of 2005, total debt decreased by $0.9 million, with the most significant factors being the net earnings and an increase in accounts payable, offset by an increase in accounts receivable due to higher sales at EMS Wireless and SATCOM. Total debt increased by $8.5 million during the first nine months of 2005.
At October 1, 2005, the Company had $7.3 million available for borrowing in the U.S. and $0.2 million available for borrowing in Canada under the respective revolving credit agreements after current borrowings and outstanding letters of credit. In addition, the new debt agreements require the Company to maintain an aggregate reserve of $5.0 million in unused revolving credit and cash due to a dispute relating to the Company’s performance under an S&T/Montreal contract. The Company expects this requirement to be removed upon completion of the sale of S&T/Montreal. The new U.S. revolver facilities are secured by substantially all tangible and intangible assets of the Company, with certain exceptions for real estate that secures existing mortgages and other permitted liens. The new agreements mature in December 2007, with no scheduled principal payments required until maturity.
As of the end of the quarter, the Company had $4.4 million of standby letters of credit as performance guarantees outstanding under the revolving credit agreements. The Company had an additional $1.9 million of standby letters of credit as performance guarantees outstanding through another Canadian bank. As collateral for a portion of these standby letters of credit, the Company has deposited $2.6 million, which was classified as restricted cash on its consolidated balance sheets, at a Canadian bank. Most of this cash will become available to the Company by the end of 2005 as the underlying letters of credit expire or are settled.
Interest under both the U.S. and the Canadian revolving loans are, at the Company’s option, a function of either the bank’s prime rate or LIBOR. A commitment fee equal to .50% per annum of the daily average unused credit in both the U.S. and Canada is payable quarterly.
The revolving credit agreement includes a funded-debt-to-EBITDA covenant and a required minimum fixed charge coverage ratio. At the end of each of the three quarters in 2005, the Company was not in compliance with the funded-debt-to-EBITDA covenant, and was not in compliance with the minimum fixed charge coverage ratio at the end of the second quarter of 2005, but received a bank waiver for non-compliance for each quarter. The Company expects that as a result of anticipated earnings, positive cash flow, and the closing of the sale of the Space & Technology/Montreal division, it will be in compliance during future quarters. However, if the Company does not achieve these expectations, it may fail to comply with one or more covenants under its credit agreements, in which case it would seek further waivers from the bank creditors under those agreements, although no assurances of such waivers will be provided.
The agreements include a required minimum quarterly consolidated net worth, and various other debt covenants that are customary in such borrowings. These agreements also restrict the ability of the Company to declare or pay cash dividends.
11. Litigation
The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

12. Subsequent Events
On October 28, 2005, the Company signed a definitive agreement for the sale of the net assets of its Space & Technology/Montreal division (“S&T/Montreal”) to MacDonald, Dettwiler and Associates Ltd. (“MDA”) of Vancouver, B.C.
The terms of the transaction include the payment of cash at closing of $21.3 million. Potential additional payments would be received following closing upon determination of the extent to which accounts receivable, net of trade payables, exceed $1 million, and also in future years depending on the extent to which contractual in-orbit incentives are earned under the contract governing S&T/Montreal’s role as payload subcontractor to MDA on the Canadian Radarsat-2 satellite program. The transaction would also restructure the broader business relationships among the Company, S&T/Montreal and MDA, including the resolution of outstanding issues and potential claims arising from the Radarsat-2 program, and from S&T/Montreal’s role as a licensee of data generated by the Radarsat-2 satellite upon its completion and anticipated launch in 2006. The Company had previously agreed to acquire certain royalty rights for satellite services offered by an affiliate of MDA for $8 million payable in annual installments over seven years, contingent upon the launch of the satellite that will enable those services; in turn, MDA provided a guarantee to the Company that the cumulative royalty revenues collected by the Company would be at least equal to its purchase price for those rights. MDA also retained the option to repurchase those royalty rights at the Company's original purchase price. As part of the agreement to sell the S&T/Montreal division, the Company has agreed to release MDA from this guarantee, upon closing of the sale. The transaction would also eliminate an existing contractual requirement that the Company post approximately $3 million to secure in-orbit incentive performance of the Radarsat-2 payload, but the Company would remain liable for that amount in the event of specified in-orbit payload failures.
The net effect of the overall transaction would be that the sales proceeds, less cost to sell, is not expected to result in further impairment of our S&T/Montreal assets held for sale, as adjusted for related foreign currency translation adjustments which would become recognizable upon completion of the sale. However, contingent payables, and contingent receivables in the form of the in-orbit incentives referred to above, each in the approximate amount of $2 million, could also result in expenses or revenues, as the case may be, that would be reflected in the future in discontinued operations. In addition, the Company would remain liable for potential warranty obligations on the Radarsat-2 payload and on contracts on which performance has otherwise been completed, as well as for breaches of the various representations and warranties set out in the definitive agreement.
Upon closing the transaction, proceeds of approximately $20 million would be used to repay the Company’s Canadian credit facilities. The amounts thereafter available for borrowing under those Canadian facilities would be reduced by $15 million, but the credit available under the Company’s U.S. credit facilities would automatically be increased by an equal, offsetting amount. The reduced outstanding balance under the overall credit facilities would cause a reduction in the interest rate payable in the future on actual outstanding balances, and would also cause the Company to more readily meet the debt-coverage covenants in its credit agreements. The Company also expects the transaction to relieve the Company of credit agreement restrictions, related to the Radarsat-2 program, on the use of $5 million of its cash and credit availability.
The parties expect to complete the transaction in 2005, but closing is subject to the satisfaction of various conditions, including regulatory approval by Canadian competition authorities and consent by certain key customers. If the closing conditions are not met or waived by the end of January 2006, further delay in closing would require the agreement of each of the parties.

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
Overview:
We are a leading designer, manufacturer and marketer of advanced wireless communications products for diverse commercial, defense and government markets. We focus on the needs of the mobile information user and the increasing demand for wireless broadband communications. Our products enable communications across a variety of coverage areas, ranging from global to regional to within a single building. Our continuing operations include the following four business units:
•	LXE Rugged mobile computer terminals and other equipment for wireless local area networks

•	Defense & Space Systems Highly engineered hardware for satellites and defense electronics applications

•	SATCOM Satellite communications antennas and terminals for aircraft and ground-based vehicles

•	EMS Wireless Base station antennas and signal repeaters for PCS/cellular systems
We sell our EMS Wireless products exclusively, and our LXE products predominantly, for commercial applications. We also sell the majority of our SATCOM products for commercial applications. We sell our Defense & Space Systems predominantly for defense applications.
Following is a summary of significant factors affecting the Company in the third quarter and first nine months of 2005:
For continuing operations:
•	Consolidated net sales reached an all-time high of $84.4 million for continuing operations in the third quarter of 2005. This was mainly due to record sales recorded at our EMS Wireless and SATCOM divisions for the third quarter and first nine months of 2005, and from continued sales growth at our LXE division.

•	Strong operating profits were recorded by each of the four divisions for the third quarter and the first nine months of 2005, and in total, for continuing operations, were over three times those reported in the third quarter of 2004, and nearly double those reported in the first nine months of that same year.
For discontinued operations:
•	On October 28, 2005, the Company signed a definitive agreement for the sale of the assets and operating liabilities of its Space & Technology/Montreal division to MacDonald, Dettwiler and Associates, Ltd. of Vancouver, B.C. The Company expects to finalize the transaction during 2005, subject to the satisfaction of various conditions, including regulatory approval by Canadian competition authorities and consent by certain key customers.

•	The first nine months of 2005 included impairment charges of $4.0 million for our SatNet division and $10 million for our Space & Technology/Montreal division. They were recorded in the third quarter and second quarter of 2005, respectively, to reflect the revised estimate of the fair value, less cost to sell, of these divisions. Excluding these impairment charges, net earnings before income taxes from all discontinued operations improved due to higher revenues, improved margins, and lower selling, general and administrative expenses at the S&T/Montreal division.
Description of Net Sales, Costs and Expenses
Net sales
The amount of net sales reported in a given period is the most significant factor affecting our operating profit. We sell our products through established networks of value-added-resellers and systems integrators who incorporate our products into the systems they sell to end users. In addition to product sales, we also generate revenues from the sale of maintenance and repair services, although such service revenues have historically been less than 10% of consolidated net sales.
We recognize revenues under most of our customer agreements when we ship units or perform services. If the customer agreement is in the form of a long-term contract (typical in our Defense & Space Systems division), we recognize revenue under the percentage-of-completion method, using the ratio of cost incurred to total estimated cost as the measure of performance.
Cost of sales
We conduct most of our manufacturing efforts in our Atlanta-area facilities, including the manufacture of all of our LXE and Defense & Space Systems products, as well as all EMS Wireless products for the U.S. market, which is our primary geographic market. We manufacture all SATCOM products at our facility in Ottawa, Canada, and we manufacture EMS Wireless products for distribution outside the U.S. at our Brazilian facility.
Cost of sales includes the cost of materials, payroll and benefits for direct and indirect manufacturing labor, outside costs such as subcontracts, consulting or travel related to specific contracts, and manufacturing overhead expenses such as depreciation, utilities and facilities maintenance.
Through our four divisions, we sell a wide range of wireless products into markets with varying competitive conditions; as a result, cost of sales, as a percentage of net sales, varies with each product. The mix of products sold in a given period is a significant factor affecting our consolidated operating profit. In recent years, the cost-of-sales percentage has generally been lower for LXE and SATCOM products, as compared with products from our Defense & Space Systems and EMS Wireless divisions.
The cost-of-sales percentage is principally a function of competitive conditions, but our SATCOM division is also directly affected by changes in foreign currency exchange rates. SATCOM derives most of its revenues from contracts denominated in U.S. dollars, but the Canada-based SATCOM division incurs most of its costs in Canadian dollars. As the U.S. dollar weakens against the Canadian dollar, our reported manufacturing costs may increase relative to our sales, which increases the cost-of-sales percentage.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses include salaries, commissions, bonuses and related overhead costs for our personnel engaged in sales, administration, finance, human resources, information systems and legal functions. Also included in SG&A are the costs of engaging outside professional services such as legal consultation, auditing and tax compliance, as well as general corporate expenditures to other outside suppliers and service providers.
Research and development expenses
Research and development (“R&D”) expenses represent the cost of our development efforts, net of any reimbursement under specific customer-funded R&D agreements. R&D expenses include salaries of engineers and technicians and related overhead expenses, the cost of materials utilized in research, and additional engineering or consulting services provided by independent companies. R&D costs are expensed as they are incurred. We also often incur significant development costs to meet the requirements of customer contracts in our Defense & Space Systems division, and we report these costs in the consolidated statements of operations as cost of sales.
Non-operating income, net
Non-operating income, net mainly includes the gain or loss on the sale or disposal of long-lived assets that are held and used.
Foreign exchange gains and losses
We recognize foreign exchange gains and losses, mainly in our SATCOM and LXE divisions, related to assets or liabilities that are denominated in a currency different from the local functional currency. For our Canada-based SATCOM division, most trade receivables relate to contracts denominated in U.S. dollars; when the U.S. dollar weakens against the Canadian dollar, the value of SATCOM’s trade receivables decreases and foreign exchange losses result. For our LXE division’s Europe-based subsidiaries, most trade payables are in U.S. dollars and relate to their purchases of hardware from LXE for sale in Europe; when the U.S. dollar weakens against the euro or other European currency, the value of the LXE subsidiaries’ trade payables decreases and foreign exchange gains result.
We enter into forward currency contracts to manage our exposure to changes in foreign currency exchange rates. The notional amount of each forward currency contract is based on the amount of exposure for a specific asset or liability subject to changes in foreign currency exchange rates.
Interest expense
We incur interest expense related to our long-term debt, principally revolving credit loans with U.S. and Canadian banks. The interest rates on most of our long-term debt are variable rates.
Income tax expense
The main factor affecting our consolidated effective income tax rate each year is the relative proportion of taxable income that we earn in Canada, where we have a much lower effective rate than in the U.S., or other locations. The lower effective rate in Canada results from certain Canadian tax benefits for research-related expenditures.
Discontinued operations
We have reclassified the assets related to our Space & Technology/Montreal and Satellite Networks divisions from “assets held and used” to “assets held for sale,” due to decisions to dispose of these operations in the third quarter of 2003 and the second quarter of 2005, respectively. The Company recorded an impairment charge of $4.0 million for our SatNet division in the third quarter of 2005, and additional impairment charges of $10.0 million and $1.7 million in the second quarter of 2005, and third quarter of 2004 respectively, for our Space & Technology/Montreal division.
Results of Operations
Three Months ended October 1, 2005 and October 2, 2004:
Net sales increased by 46% to $84.4 million from $57.6 million, for the third quarter of 2005 as compared with the same period in 2004. Net sales grew at all divisions, including a $16.4 million increase at EMS Wireless. Net sales for EMS Wireless increased as a result of significant orders placed by several U.S. wireless service providers for our antenna products to expand their network coverage footprints.
Cost of sales, as a percentage of consolidated net sales, was 69% for the third quarter of 2005, compared with 65% for the same period of 2004. The increase in the cost-of-sales percentage was mainly due to the very high volume of sales and higher cost-of-sales percentage for a new model of antenna, and higher warranty costs at our EMS Wireless division.
SG&A, as a percentage of consolidated net sales, decreased from 25% to 19%. The decrease in the SG&A percentage was related primarily to the large net sales increase at EMS Wireless, which substantially increased the consolidated net sales over which to absorb fixed SG&A. Actual expenses increased by $2.0 million mainly due to higher administrative expenses to support the increase in sales by LXE, and the effect of changes in foreign exchange rates which increased the reported costs of the international activities of our SATCOM division.
Interest expense increased from $0.5 million to $1.0 million due to higher interest rates and increased average debt levels.
The Company recognized a 34% effective income tax rate in 2005 based upon management’s expected taxable income associated with various tax jurisdictions for the full year. The 2005 effective income tax rate was higher than the 28% rate in 2004 due to a significantly higher proportion of consolidated profits in 2005 being derived from the U.S., which has a higher effective rate than most other countries (especially Canada) in which we do business. Our low effective rate in Canada is due to research-related tax benefits. The overall effective rate is subject to change during the remainder of the year, as management’s expectations may change for the taxable income associated with various tax jurisdictions.
Nine Months ended October 1, 2005 and October 2, 2004:
Net sales increased by 26%, to $226 million from $180 million for the first nine months of 2005 as compared with the same period in 2004. Net sales grew at all divisions, including a $28 million increase at EMS Wireless. Net sales for EMS Wireless increased as a result of significant orders placed by several U.S. wireless service providers, beginning late in the first quarter of 2005, for our antenna products to expand their network coverage footprints.
Cost of sales, as a percentage of consolidated net sales, was 68% for the first nine months of 2005, compared with 65% for the same period of 2004. The increase in the cost-of-sales percentage was mainly due to the very high volume of sales and higher cost-of-sales percentage for a new model of antenna introduced by EMS Wireless in 2005.
SG&A, as a percentage of consolidated net sales, decreased from 24% to 21%. The decrease in the SG&A percentage was related primarily to the large net sales increase at EMS Wireless, which substantially increased the consolidated net sales over which to absorb fixed SG&A. Actual expenses increased by $4.8 million mainly due to an increased investment in sales and marketing expenditures in international markets by LXE, and the effect of changes in foreign exchange rates which increased the reported costs of the international activities of our LXE and SATCOM divisions.
R&D expenses decreased due to our planned transition from certain internal development programs at D&SS that neared completion to more contract-related efforts on these and other programs. Net R&D also decreased as our SATCOM division engaged in more R&D arrangements involving partial customer reimbursement.
The most significant element of non-operating income for 2004 was a $938,000 pre-tax gain for the sale of unutilized real estate adjoining our facility in Montreal that occurred in March 2004.
Interest expense increased from $1.6 million to $3.0 million due to higher interest rates and increased average debt levels.
The Company recognized a 34% effective income tax rate in 2005 based upon management’s expected taxable income associated with various tax jurisdictions for the full year. The 2005 effective income tax rate was higher than the 28% rate in 2004 due to a significantly higher proportion of consolidated profits in 2005 being derived from the U.S., which has a higher effective rate than most other countries (especially Canada) in which we do business. Our low effective rate in Canada is due to research-related tax benefits. The overall effective rate is subject to change during the remainder of the year, as management’s expectations may change for the taxable income associated with various tax jurisdictions.

Net Sales, Cost of Sales, and Operating Income (Loss) by Segment
Our segment net sales, cost of sales as a percentage of respective segment net sales, and segment operating income (loss) were as follows (in thousands):

					Percentage Increase
	Quarters Ended		Nine Months Ended		(Decrease)
	Oct 1	Oct 2	Oct 1	Oct 2	Three	Nine
	2005	2004	2005	2004	Months	Months
Net sales:
LXE	$30,720	27,335	89,111	79,960	12%	11%
Defense & Space Systems	13,450	11,831	38,023	36,892	14%	3%
SATCOM	14,355	8,975	36,408	28,546	60%	28%
EMS Wireless	25,894	9,489	62,620	34,568	173%	81%
Other	—	4	—	(233)	* *	* *

Total	$84,419	57,634	226,162	179,733	46%	26%

Cost of sales percentage:
LXE	61%	60%	60%	60%	1%	—%
Defense & Space Systems	75%	83%	79%	79%	(8)%	—%
SATCOM	61%	54%	60%	58%	7%	2%
EMS Wireless	79%	68%	76%	66%	11%	10%
Total	69%	65%	68%	65%	4%	3%

Operating income (loss):
LXE	$1,553	1,806	4,705	4,634	(14)%	2%
Defense & Space Systems	1,567	148	2,524	1,600	959%	58%
SATCOM	1,546	583	2,887	1,293	165%	123%
EMS Wireless	1,275	(1,057)	3,005	(574)	221%	624%
Other	(10)	326	(459)	221	* *	* *

Total	$5,931	1,806	12,662	7,174	228%	76%

**	= Not Meaningful
LXE: Net sales increased for the third quarter and the first nine months of 2005 compared with the same periods in 2004. This growth in sales was mainly due to an increase in product shipments for both the U.S. and international markets, which we attribute to market acceptance of our latest product offerings (especially vehicle-mounted computer models) that incorporate the Windows® CE.NET operating system. Favorable exchange rates for the Euro and other foreign currencies compared with the U.S. dollar also influenced the increase in international sales for the first nine months of 2005 as compared with the same period in 2004.
Cost of sales, as a percentage of net sales, remained relatively stable for the quarter and the nine months ended October 1, 2005 as compared with the same periods in 2004.
Defense & Space Systems: Net sales increased for the third quarter of 2005 as compared with the third quarter of 2004 mainly due to increased production activity, including significant work to supply antenna systems that provide live television on commercial aircraft. Net sales for the nine-month period of 2005 were comparable with the same period in 2004.
Cost of sales, as a percentage of net sales, decreased for the third quarter of 2005 compared with the third quarter of 2004 mainly due to a more favorable mix of contracts combined with execution and supply chain management initiatives aimed at increasing gross margins. The cost-of-sales percentage remained unchanged for the first nine months of 2005 as compared with the same period in 2004.
SATCOM: A new quarterly sales record was set in the third quarter of 2005, as SATCOM reported net sales of $14.4 million. This was a 60% increase compared to the third quarter of 2004. Net sales were strong for the first nine months of 2005 and were 28% higher than the same period in 2004. The increase in net sales was mainly due to the continued growth of unit sales of high-speed-data aeronautical terminals reflecting growth in the military markets, and strong sales of a new aeronautical antenna product introduced in the third quarter of 2005.
Cost of sales, as a percentage of net sales, increased in the third quarter of 2005 compared with the same period in 2004 due to the continued weakening of the U.S. dollar compared with the Canadian dollar. This resulted in increased reported costs for our Canada-based SATCOM division relative to sales from its customer agreements, most of which were denominated in U.S. dollars. The cost-of-sales percentage was comparable in the first nine months of 2005 as compared with the first nine months of 2004.
EMS Wireless: Net sales for the third quarter and the first nine months of 2005 increased by 173% and 81% respectively, as compared with the same periods in 2004 due to substantial orders placed by several U.S. wireless service providers for our next-generation antenna products needed to expand their network coverage footprints.
Cost of sales, as a percentage of net sales, increased for the third quarter and first nine months of 2005 compared with the same periods in 2004, due to an unusually high volume of net sales of a newly-introduced model of antenna that had a higher cost-of-sales percentage than our traditional product line, and a related increase in warranty expense in 2005.
Discontinued Operations: In the third quarter of 2003, our Board of Directors approved a formal plan to sell our Space & Technology/Montreal division, and in the second quarter of 2005, our Board of Directors approved a formal plan to sell our Satellite Networks (“SatNet”) operations, also located in Montreal. As a result, we have accounted for Space & Technology/Montreal and SatNet as discontinued operations and have classified these net assets as assets held for sale.
On October 28, 2005, the Company signed a definitive agreement for the sale of the assets and operating liabilities of its Space & Technology/Montreal division to MacDonald, Dettwiler and Associates, Ltd. of Vancouver, B.C. The parties expect to complete the transaction in 2005, but closing is subject to the satisfaction of various conditions, including regulatory approval by Canadian competition authorities and consent by certain key customers. If the closing conditions are not met or waived by the end of January 2006, further delay in closing would require the agreement of each of the parties.
We continue to pursue plans to sell our SatNet division. It is unlikely that any significant changes to the plans will take place or that the plans will be withdrawn. SatNet is available for immediate sale in its present condition, and is actively being marketed at a price that we believe is reasonable, as compared with its current estimated fair value. We believe that the sale of this division is probable within one year.
The 2005 pre-tax results from our discontinued operations were losses of approximately $4.2 million for the third quarter and $13.6 million for the first nine months, compared with losses of $2.7 million for the third quarter of 2004 and $4.7 million for the first nine months of 2004. These losses included an impairment charge of $4.0 million for our SatNet division that was recorded in the third quarter of 2005, and additional impairment charges of $10.0 million and $1.7 million that were recorded in the second quarter of 2005, and third quarter of 2004 respectively, for our Space & Technology/Montreal division. These impairment charges were recorded to reflect the revised estimate of the fair value, less cost to sell, of these divisions based on discussions with potential purchasers. EMS expects that the net proceeds, less cost to sell, received from the proposed sale will not result in further impairment charges for our Space & Technology/Montreal division.
If the effects of the impairment charges are excluded, the pre-tax results from discontinued operations were a loss of $0.2 million for the third quarter, income of $0.4 million for the first nine months in 2005, and losses of $1.0 million for the third quarter and $3.0 million for the first nine months in 2004, respectively. These improved results were due to higher revenues, improved margins, and lower selling, general and administrative expenses at the S&T/Montreal division, which offset the losses at our SatNet division for both the third quarter and the first nine months of 2005. As is typical in a start-up situation, SatNet’s order stream is growing but uneven, which makes periodic sales volatile. In addition, the results from these Canada-based discontinued operations were adversely affected by a weaker U.S. dollar compared with the Canadian dollar. This change in foreign exchange rates increased the reported costs of both the Canada-based Space & Technology/Montreal and SatNet operations relative to sales from their customer agreements.

Liquidity and Capital Resources
During the first nine months of 2005, net cash provided by continuing operating activities was approximately $6.9 million, with the most significant factors being the net earnings from operating activities, an increase in payables and a decrease in inventories, partially offset by an increase in receivable from higher sales at EMS Wireless. Discontinued operations used cash of approximately $10.5 million. Total debt increased by $8.5 million during the first nine months of 2005.
On February 11, 2005, the Company amended its U.S. and Canadian revolving credit agreements to increase the aggregate borrowing capacity from $55.0 million to $65.0 million, and to add another financial institution in the U.S. and in Canada to the group of creditors in the agreements. Under this amendment, the aggregate borrowing capacity of the revolving credit agreement is $32.5 million in each of the U.S. and Canada.
At October 1, 2005, the Company had $7.3 million available for borrowing in the U.S. and $0.2 million available for borrowing in Canada under the respective revolving credit agreements after current borrowings and outstanding letters of credit. In addition, the new debt agreements require the Company to maintain an aggregate reserve of $5.0 million in unused revolving credit and cash due to a dispute relating to the Company’s performance under an S&T/Montreal contract. The Company expects this requirement to be removed upon completion of the sale of S&T/Montreal.
As of the end of the third quarter of 2005, the Company had $2.6 million deposited at a Canadian bank as collateral for outstanding letters of credits. Such amounts were classified as restricted cash on the Company’s consolidated balance sheets. Most of this cash collateral will become available to the Company by the end of 2005 as the underlying letters of credit expire or are settled.
Interest under both the U.S. and the Canadian revolving loans are, at the Company’s option, a function of either the bank’s prime rate or LIBOR. A commitment fee equal to .50% per annum of the daily average unused credit in both the U.S. and Canada is payable quarterly.
The revolving credit agreements include a funded-debt-to-EBITDA covenant and a required minimum fixed charge coverage ratio. At the end of each of the three quarters in 2005, the Company was not in compliance with the funded-debt-to-EBITDA covenant, and was not in compliance with the minimum fixed charge coverage ratio at the end of the second quarter of 2005, but received a bank waiver for non-compliance for each quarter. The Company expects that as a result of anticipated earnings, positive cash flow, and the closing of the sale of the Space & Technology/Montreal division, it will be in compliance during future quarters. However, if the Company does not achieve these expectations, it may fail to comply with one or more covenants under its credit agreements, in which case it would seek further waivers from the bank creditors under those agreements, although no assurances of such waivers will be provided.
The agreements include a required minimum quarterly consolidated net worth, and various other debt covenants that are customary in such borrowings. These agreements also restrict the ability of the Company to declare or pay cash dividends.
During the nine months of 2005, discontinued operations used net cash of $10.5 million due to $5.4 million of higher receivables, caused by increased net sales and the timing of milestone payments on certain long-term contacts, and due to a $5.1 million reduction in trade payables.
The Company expects that capital expenditures in 2005 will range from $11 million to $13 million. These expenditures will be used primarily to purchase equipment that increases or enhances capacity and productivity.
On October 28, 2005, the Company signed a definitive agreement for the sale of the net assets of its Space & Technology/Montreal division to MacDonald, Dettwiler and Associates, Ltd. of Vancouver, B.C. The Company expects to finalize the transaction during 2005.

Upon closing the transaction, proceeds of approximately $20 million would be used to repay the Company’s Canadian credit facilities. The amounts thereafter available for borrowing under those Canadian facilities would be reduced by $15 million, but the credit available under the Company’s U.S. credit facilities would automatically be increased by an equal, offsetting amount. The reduced outstanding balance under the overall credit facilities would cause a reduction in the interest rate payable in the future on actual outstanding balances, and would also cause the Company to more readily meet the debt-coverage covenants in its credit agreements. The Company also expects the transaction to relieve the Company of credit agreement restrictions, related to the Radarsat-2 program, on the use of $5 million of its cash and credit availability.
Except as noted in the table below as of October 1, 2005, the Company’s material contractual cash commitments and material other commercial commitments have not changed significantly from those disclosed in the Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004 (in millions).

		Less than			After 5
	Total	1 year	1-3 years	4-5 years	years
Continuing Operations:
December 31, 2004 (no significant change to date):
Operating lease obligations	$13.2	4.4	6.7	2.1	—
Deferred compensation	0.2	0.2	—	—	—
Foreign currency forward contracts, net	0.2	0.2	—	—	—

October 1, 2005:
Long-term debt, excluding capital leases	69.5	15.4	42.3	2.5	9.3
Capital lease obligations	0.4	0.1	0.3	—	—
Interest on outstanding long-term debt (2)	12.7	1.3	7.5	1.6	2.3
Purchase commitments (1)	33.4	33.4	—	—	—

Discontinued Operations:
December 31, 2004 (no significant change to date):
Capital lease obligations	$0.4	0.1	0.2	0.1	—
Operating lease obligations	1.0	0.5	0.5	—	—
Purchase commitments (1)	8.1	7.8	0.3	—	—

October 1, 2005:
Long-term debt, excluding capital leases (3)	2.7	0.5	0.5	0.5	1.2

(1)	Purchase commitments primarily represent existing commitments under purchase orders or contracts to purchase inventory and raw materials for our products. Most of these purchase orders and contracts can be terminated for a fee that is either fixed or based on when termination occurs.

(2)	Assumes a reduction in revolving loan balance of $15.0 million upon the potential closing of the S&T/Montreal sale, and the related reduction in variable interest rate as of the end of the fourth quarter of 2005 which remains unchanged until the loan matures in December of 2007.

(3)	Long-term debt for discontinued operations is included in liabilities related to assets held for sale on the consolidated balance sheets.
Following is a summary of the Company’s material other commercial commitments as of October 1, 2005 (in thousands):

	Amount of commitment expiration per period
		Less than			After 5
Other commercial commitments	Total	1 year	1-3 years	4-5 years	years

Standby letters of credit as performance guarantees	$6,334	1,064	5,099	171	—
The Company has purchased standby letters of credit to satisfy performance guarantee requirements under certain customer contracts, and has no obligation outstanding under these letters of credit as of the end of October 1, 2005.

We have deposited $2.6 million at a Canadian bank as collateral for a portion of these standby letters of credit and for outstanding foreign currency forward contracts. Such balances are classified as restricted cash on the Company’s consolidated balance sheets.
Management believes that cash provided from operations and borrowings available under its credit agreements will provide sufficient liquidity to meet the operating and capital expenditure needs for existing operations during the next 12 months. To fund long-term growth, the Company may consider such measures as public or private offerings of debt or equity securities.
Critical Accounting Policies
Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which often require the judgment of management in the selection and application of certain accounting principles and methods. We consider the following accounting policies to be critical to understanding our consolidated financial statements, because the application of these policies requires significant judgment on the part of management and, as a result, actual future developments may be different from those expected at the time these critical judgments are made.
Revenue recognition on long-term contracts
Revenue recognition for fixed-price, long-term contracts is a critical accounting policy involving significant management estimates by the Defense & Space Systems and SATCOM divisions in continuing operations, as well as the Space & Technology/Montreal division in discontinued operations. Long-term contracts use the ratio of cost-incurred to total-estimated-cost as the measure of performance that determines how much revenue should be recognized (percentage-of-completion method of accounting). Cost incurred and estimates of cost to complete include overhead expenses, which are applied at a budgeted rate; the budgeted overhead rate has historically been closely comparable with the periodic actual overhead rate, but any budget-versus-actual rate variance during an accounting period is expensed in that period, with no effect on revenues recognized.
The determination of total estimated cost relies on engineering estimates of the cost to complete the contract, with allowances for identifiable risks and uncertainties. If changes in engineering estimates result in an expected cost overrun (i.e., the estimated cost to complete exceeds the revenue to be recognized on the remainder of the contract), then revenue recognized-to-date will be adjusted downward, so that the revenue to be recognized on the remainder of the contract will equal the estimated cost to complete. Engineering estimates are frequently reviewed and updated; however, unforeseen problems can occur to substantially reduce the rate of future revenue recognition in relation to costs incurred. As of October 1, 2005, the Company had recognized a cumulative total of $27.7 million in revenues from continuing operations under percentage-of-completion accounting, but which revenues were unbilled as of that date due to the billing milestones specified in the respective customer contracts.
Two large contracts in discontinued operations that were accounted for under percentage-of-completion accounting have experienced technical and supplier difficulties, resulting in increases to the estimated cost at completion totaling approximately $0.7 million and $1.9 million for the third quarter of 2005 versus the same period of 2004, and $2.0 million and $4.7 million for the first nine months of 2005 and 2004, respectively. The Company provided reserves for identified risks that could cause cost increases in the future. The larger of the two contracts was essentially complete at the end of the second quarter of 2005, but on the remaining smaller contract, there is a risk that further unforeseen difficulties could cause increases to the cost at completion that exceed the Company’s provisions, resulting in further losses.
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
Accounting for government research incentives
Our accrual of research incentives from the Canadian government is a critical accounting policy involving management estimates for the SatNet and Space & Technology/Montreal divisions in discontinued operations. These incentives are in the form of a cash reimbursement for a portion of certain qualified research expenditures. Incentives are recorded as a reduction of cost-of-sales, because the underlying research efforts primarily apply to development of technological capabilities for specific business opportunities. For the three months and nine months ended October 1, 2005, total incentives earned were approximately $330,000 and $1,192,000, compared with $394,000 and $2,695,000 for the three months and nine months ended October 2, 2004. We have established procedures to identify qualified costs and to submit appropriate claims for reimbursement. All of these claims are subject to financial and scientific audits by the Canadian government to determine whether certain expenses qualified for incentive programs. Although historically these audits have not resulted in significant disallowances of previously accrued incentives, such disallowances in the future would have an unfavorable effect on our consolidated statements of operations.
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
Evaluation of long-lived assets for impairment
All long-lived assets on the consolidated balance sheet are periodically reviewed for impairment. If an indication of impairment arises, we test recoverability by estimating the cash flows expected to result from the long-lived assets under several different scenarios, including the potential sale of assets, as well as continued holding of the assets under several different kinds of business conditions. No long-lived assets that were classified as “held and used” were determined to be impaired as of October 1, 2005.
The assets related to the Space & Technology/Montreal and the SatNet divisions were reclassified from “assets held and used” to “assets held for sale,” due to decisions to dispose of these operations in the third quarter of 2003 and the second quarter of 2005, respectively. As a result, the Space & Technology/Montreal and SatNet divisions were accounted for as discontinued operations, and the net assets held for sale were written down to their estimated fair values upon disposal.
EMS recorded an impairment charge of $4.0 million for our SatNet division that was recorded in the third quarter of 2005, and additional impairment charges of $10.0 million and $1.7 million that were recorded in the second quarter of 2005, and third quarter of 2004 respectively, for our Space & Technology/Montreal division. These impairment charges were recorded to reflect the revised estimate of the fair value, less cost to sell, of these divisions based on discussions with potential purchasers.
On October 28, 2005, the Company signed a definitive agreement for the sale of the assets and operating liabilities of its Space & Technology/Montreal division to MacDonald, Dettwiler and Associates, Ltd. of Vancouver, B.C. The Company expects to finalize the transaction during 2005. EMS expects that the net proceeds, less cost to sell, received from the proposed sale will not result in further impairment charges for our Space & Technology/Montreal division.

Establishment of reserves for deferred income tax assets
It is management’s current expectation that our Canadian operations will earn more than enough research-related tax benefits each year to offset any Canadian federal tax liability for any given year. As a result, we have reserved substantially all the net deferred tax assets associated with these research-related tax benefits (totaling approximately $41 million at the end of the preceding fiscal year), because they are unlikely to be realized. However, this reserve may be reduced - resulting in an income tax benefit to a future consolidated statements of operations — if: (1) our profitability in Canada increases, which would increase the tax liability incurred in future years, or (2) the level of our qualified research in Canada decreases, which would lower the tax benefits earned in future years.
Risk Factors and Forward-Looking Statements
The Company has included forward-looking statements in management’s discussion and analysis of financial condition and results of operations, including statements concerning financial results and cash flows expected for future periods. Actual results could differ materially from those suggested in any forward-looking statements as a result of a variety of factors. Such factors include, but are not limited to:
•	economic conditions in the U.S. and abroad and their effect on capital spending in the Company’s principal markets;

•	difficulty predicting the timing of receipt of major customer orders, and the effect of customer timing decisions on our quarterly results;

•	the requirement to obtain waivers from its bank creditors of financial-performance covenants continued in the Company’s credit agreements, should the Company fail to meet its expectations for earnings and positive cash flow in future quarters, and the risk of credit agreement default if any such waiver should be required and cannot be obtained;

•	successful completion of technological development programs by the Company and the effects of technology that may be developed by, and patent rights that may be held or obtained by, competitors;

•	uncertainties related to the completion of the proposed sales of the Company’s Space & Technology/Montreal division, for which a contract is currently in effect, and its SatNet division, which is the subject of a non-binding letter of intent, as well as external market conditions, internal priorities and constraints, and financing availability that could affect a purchaser’s willingness and ability to complete the transactions on terms and timing expected by the Company (in the event a sales transaction is not completed, the Space & Technology/Montreal operations and/or the SatNet division could be required to be reclassified back into continuing operations, and prior-year financial statements would be restated to reflect that status);

•	uncertainties relating to the Company’s estimates of the financial effect of the sale of S&T/Montreal, including the effect on such estimates of the timing of the closing and financial performance of S&T/Montreal prior to closing, and adjustments to current estimates that may be determined to be appropriate in the process of formally recording the transaction in the Company’s financial records;

•	the ability of the Company to obtain patent licenses, with satisfactory license rights and royalty rates, from owners of RFID-related patents that the Company concludes are valid and would otherwise be infringed by Company products;

•	U.S. defense budget pressures on near-term spending priorities;

•	uncertainties inherent in the process of converting contract awards into firm contractual orders in the future;

•	volatility of foreign exchange rates relative to the U.S. dollar and their effect on purchasing power by international customers, and the cost structure of the Company’s non-U.S. operations, as well as the potential for realizing foreign exchange gains and losses associated with non-U.S. assets or liabilities held by the Company;

•	successful resolution of technical problems, proposed scope changes, or proposed funding changes that may be encountered on contracts;

•	changes in the Company’s consolidated effective income tax rate caused by the extent to which actual taxable earnings in the U.S., Canada and other taxing jurisdictions may vary from expected taxable earnings;

•	successful transition of products from development stages to an efficient manufacturing environment;

•	customer response to new products and services, and general conditions in our target markets (such as logistics, PCS/cellular telephony and space-based communications);

•	the success of certain of our customers in marketing our line of high-speed commercial airline communications products as a complimentary offering with their own lines of avionics products;

•	the availability of financing for satellite data communications systems and for expansion of terrestrial PCS/cellular phone systems;

•	the extent to which terrestrial systems reduce market opportunities for space-based broadband communications systems by providing extensive broadband Internet access on a dependable and economical basis;

•	development of successful working relationships with local business and government personnel in connection with distribution and manufacture of products in foreign countries;

•	the demand growth for various mobile and high-speed data communications services, and the possible effect of public health concerns about alleged health risks of radio frequency emissions;

•	the Company’s ability to attract and retain qualified personnel, particularly those with key technical skills;

•	the availability of sufficient additional credit or other financing, on acceptable terms, to support the Company’s expected growth;

•	the availability, capabilities and performance of suppliers of basic materials, electronic components and sophisticated subsystems on which the Company must rely in order to perform according to contract requirements, or to introduce new products on the desired schedule;

•	the effects of consolidation in the telecommunications service provider industry, including effects on the numbers of suppliers used by the Company’s customers, the overall demand by such customers for our products, and the possibility that such customers may demand greater price concessions; and

•	uncertainties associated with U.S. export controls and the export license process, which restrict the Company’s ability to hold technical discussions with customers, suppliers and internal engineering resources and can reduce the Company’s ability to obtain sales from foreign customers or to perform contracts with the desired level of efficiency or profitability.
Additional information concerning these and other potential risk factors is included in Item 1 of the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004.

Effect of New Accounting Pronouncements
In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN No. 47 clarifies the conditions under which an entity would have sufficient information to apply an expected value technique to, and recognize a liability for, a conditional asset retirement obligation. This interpretation is effective for the Company no later than the end of the year 2005. The Company is evaluating the impact of FIN No. 47 on the Company’s consolidated financial statements.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43 Chapter 4.” SFAS No. 151 more clearly defines when excessive idle facility expense, freight, handling costs, and spoilage are to be current-period charges. In addition, SFAS No. 151 requires the allocation of fixed production overhead to the cost of conversion to be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is evaluating the impact of SFAS No. 151 on the Company’s consolidated financial statements.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)). SFAS No. 123(R) eliminates the intrinsic value method under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued for Employees,” and requires the Company to use a fair-value based method of accounting for share-based payments. Under APB No. 25, no compensation cost related to stock options is recognized in the consolidated statements of operations. SFAS No. 123(R) requires that compensation cost for employee services received in exchange for an award of equity instruments be recognized in the consolidated statements of operations based on the grant-date fair value of that award. That cost recognized at the grant-date will be amortized in the consolidated statements of operations over the period during which an employee is required to provide service in exchange for that award. SFAS No. 123(R) had established an implementation date for non-small business issuers as the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, in April 2005 the U.S. Securities and Exchange Commission ruled that filers did not need to comply with SFAS No. 123(R) until the beginning of the next fiscal year, which in the case of the Company is the first quarter of 2006. The Company does not plan early implementation of the provision of SFAS No. 123(R). The Company is evaluating the impact of SFAS No. 123(R) on the Company’s consolidated financial statements.
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29.” SFAS No. 153 amends APB No. 29 to require that assets exchanged in a nonmonetary transaction are to be measured at fair value except for those exchanges of nonmonetary assets that lack commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The Company is evaluating the impact of SFAS No. 153 on the Company’s consolidated financial statements.
In December 2004, the FASB issued FASB Staff Position 109-2 (FSP 109-2), providing guidance on the application of SFAS No. 109, “Accounting for Income Taxes,” to a provision within the American Jobs Creation Act of 2004 (the “AJCA”) related to a deduction for certain foreign earnings that are repatriated. On October 22, 2004, the AJCA was signed into law. The AJCA includes a deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the AJCA. The AJCA could potentially apply to repatriation of cumulative earnings by the Company’s European sales subsidiaries. The Company presently estimates that the potential amounts of unremitted earnings being considered for repatriation could be in the range of $3 million to $5 million. However, the Company has not yet begun its formal evaluation of the effect of the AJCA, and therefore the Company has not yet determined (a) whether such earnings could actually be repatriated under provisions of the AJCA, or (b) the range of income tax effects of such repatriation. The Company is evaluating the potential application of the AJCA during the fourth quarter of 2005, with expected completion late in the same year.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
As of October 1, 2005, the Company had the following market risk sensitive instruments (in thousands):

Revolving credit loan with U.S. and Canadian banks, maturing in December 2007, interest payable quarterly at a variable rate (7.48% at the end of the quarter)	$53,043
Revolving credit loan with a bank in the United Kingdom, maturing in April 2006, interest payable monthly at a variable rate (5.50% at the end of the quarter)	1,454

Total market-sensitive debt	$54,497

A 1% increase in the interest rates for our market-sensitive debt obligations would have increased interest expense by $140,000 for the quarter based on the average outstanding borrowings under these obligations.
As of October 1, 2005, the Company also had intercompany accounts that eliminate in consolidation but that are considered market risk sensitive instruments. Short-term due to (from) the parent, payable (receivable) by international subsidiaries arising from purchase of the parent’s products for sale were as follows:

	Exchange Rate	$U.S.
	($U.S. per unit of	in thousands
	local currency)	(reporting currency)
Australia	0.7643/Dollar	$934
France	1.2060/Euro	513
Canada	0.8613/Dollar	459
United Kingdom	1.7696/Pound	108
Netherlands	1.2060/Euro	80
Singapore	0.5918/Dollar	49
Italy	1.2060/Euro	94
Belgium	1.2060/Euro	56
Sweden	0.1294/Krona	29
Germany	1.2060/Euro	(2)

Total short-term due to parent		$2,320

The Company has foreign currency risks associated with forward contracts as follows (in thousands, except average contract rate):

		Average	($U.S.)
	Notional	Contract	Fair
	Amount	Rate	Value
Foreign currency forward contracts:
Continuing Operations:
Euros (sell for U.S. dollars)	250 Euros	1.1928	$—
U.S. dollars (sell for Canadian dollars)	9,500 Dollars	1.1720	105
Australian dollars (sell for U.S. dollars)	1,000 Dollars	0.7058	(40)

			$65

The Company enters into foreign currency forward contracts in order to mitigate the risks associated with currency fluctuations on future cash flows. There were no open forward contracts for discontinued operations as of the end of the quarter.

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
The CEO and CFO have evaluated the Company’s disclosure controls and procedures as of the end of the period covered in this report. The CEO and CFO have concluded that the Company’s disclosure controls over financial reporting and procedures were effective as of October 1, 2005.
During the three months ended October 1, 2005, there were no changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act).

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

EMS TECHNOLOGIES, INC.

By:	/s/ Alfred G. Hansen	Date: 11/14/2005
Alfred G. Hansen
President, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Don T. Scartz Don T. Scartz	Date: 11/14/2005
Executive Vice President, Chief Financial
Officer and Treasurer (Principal Financial Officer)