Form 10-K
period 2005-12-31
EMS TECHNOLOGIES INC
filed 2006-04-03
CIK 32198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Commission File #0-6072
EMS TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Georgia	58-1035424

(State or other jurisdiction of	(IRS Employer ID Number)
incorporation or organization)

660 Engineering Drive, Norcross, Georgia	30092

(Address of principal executive offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (770) 263-9200
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.10 par value
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐ No ☑
Indicate by check mark if the registrant is a not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☑
The aggregate market value of voting stock held by persons other than directors or executive officers on July 2, 2005 was $166 million, based on a closing price of $15.13 per share. The basis of this calculation does not constitute a determination by the registrant that all of its directors and executive officers are affiliates as defined in Rule 405. As of March 29, 2006, the number of shares of the registrant’s common stock outstanding was 15,150,933 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Company’s definitive proxy statement for the 2006 Annual Meeting of Shareholders of the registrant is incorporated herein by reference in Part III of this Annual Report on Form 10-K.
AVAILABLE INFORMATION
EMS Technologies, Inc. makes available free of charge, on or through its website at www.ems-t.com, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Information contained on the Company’s website is not part of this report.

Part I.
ITEM 1. Business.
ITEM 1A. Risk Factors
ITEM 1B. Unresolved Staff Comments
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
ITEM 9B. Other Information.
PART III
ITEM 10. Directors and Executive Officers of the Registrant
ITEM 11. Executive Compensation
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
ITEM 13. Certain Relationships and Related Transactions
ITEM 14. Principal Accountant Fees and Services
PART IV
ITEM 15. Exhibits, Financial Statement Schedules
SIGNATURES
EX-4.8 AMENDMENT N0.2 TO U.S. REVOLVING CREDIT AGREEMENT
EX-4.18 AMENDMENT NO.2 TO CANADIAN REVOLVING CREDIT AGREEMENT
EX-4.19 AMENDMENT NO.3 TO CANADIAN REVOLVING CREDIT AGREEMENT
EX-4.20 CONSENT AND AMENDMENT AGREEMENT / CANADIAN REVOLVING CREDIT AGREEMENT
EX-10.1 EMPLOYMENT LETTER / ALFRED G. HANSEN
EX-10.10 FORM OF STOCK OPTION AGREEMENT / EXECUTIVE OFFICERS
EX-10.11 FORM OF STOCK OPTION AGREEMENT / OUTSIDE DIRECTORS (NEW)
EX-10.12 FORM OF STOCK OPTION AGREEMENT / OUTSIDE DIRECTORS (CONTINUING)
EX-10.15 EMS TECHNOLOGIES 2000 STOCK INCENTIVE PLAN
EX-10.16 FORM OF STOCK OPTION AGREEMENT
EX-10.17 FORM OF STOCK OPTION AGREEMENT
EX-10.22 COMPENSATION ARRANGEMENTS WITH EXECUTIVE OFFICERS
EX-23.1 CONSENT OF INDEPENDENT REGISTERED ACCOUNTING FIRM
EX-23.2 CONSENT OF INDEPENDENT AUDITORS
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32 SECTION 906 CERTIFICATION OF THE CEO AND CFO

FORWARD-LOOKING STATEMENTS
The discussions of the Company’s business in this Report, including “Managements Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, and in other public documents or statements that may from time to time incorporate or refer to these disclosures, contain various statements that are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “plan,” “expect,” “believe,” “anticipate,” “estimate,” “will,” “should,” “could” and other words and terms of similar meaning, typically identify such forward-looking statements. Forward-looking statements include, but are not limited to:
1.	statements about what the Company or management believes or expects,

2.	statements about anticipated technological developments or anticipated market response to or impact of current or future technological developments or product offerings,

3.	statements about trends in markets that are served or pursued by the Company,

4.	statements implying that the Company’s technology or products are well-suited for particular emerging markets, and

5.	statements about the Company’s plans for product developments or market initiatives.
These statements are based on assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. Actual results could differ materially from those suggested in any forward-looking statements as a result of a variety of factors, including those risks and uncertainties set forth under Risk Factors in Item IA. You should not place undue reliance on these forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to these forward-looking statements to reflect events or circumstances that occur or arise or are anticipated to occur or arise after the date of this Report except as may be required by law.
Part I.
ITEM 1. Business
Overview
In this report, unless the context otherwise requires, “we,” “us,” “our,” and the “Company” refer to the continuing operations of EMS Technologies, Inc. and its consolidated subsidiaries. Unless otherwise indicated, all financial and statistical information pertains solely to our continuing operations.
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
We operate in four business units, each of which is focused on a different aspect of wireless communications. These units share a common foundation in broadband and other advanced wireless technologies, which provides important technical and marketing synergies and contributes to our ability to continually develop and commercialize new products for use in a wide array of mobile communications. Our product offerings include hardware for use in defense and commercial satellite communications, PCS/cellular networks and in-building wireless local area networks.
We were founded in 1968 and have a strong history in the wireless communications industry. We initially concentrated on microwave components, products and technology and subsequently developed subsystems for one of the first electronically steerable antennas deployed in space. The expertise and technology we have developed

2 of 81

during the past 38 years in this original business remain directly applicable to a range of our current defense and commercial products, including products for satellite, ground and airborne communications, as well as radar, signal intelligence and electronic countermeasure systems.
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
Since the mid-1990’s, we have expanded into several new markets through the development or acquisition of additional product lines. In 1994, we began designing and manufacturing PCS/cellular base-station antennas, and since 2001 have also offered a line of in-building and outdoor repeaters for use with PCS/cellular systems. In addition, we have established an industry-leading position in the market for high-speed, two-way satellite communications antennas and terminals for use on aircraft and other mobile platforms, and we develop and market hardware and software for use by search-and-rescue and emergency-management organizations around the world.
Today, our products address multiple markets and niches in the wireless communications industry, focusing on mobility and bandwidth. For example, equipment from three of our four divisions was utilized by government and commercial entities in response to Hurricanes Katrina and Rita to track the storms from both aircraft and satellites, to assess their aftermath, to provide communications for emergency vehicles, and to re-establish cellular phone coverage in areas where T1 backhaul lines were lost.
Competitive Strengths
Technological Leadership
Since our founding in 1968, we have been an innovative leader in the development and commercialization of wireless communications technologies. Early in our history, we pioneered the use of ferrite materials for electronic beam-forming, a practice that remains important in many sophisticated defense communications applications today. Our more recent innovations include the following products which we believe were the first in their respective markets: commercial airborne terminals for high-speed, two-way satellite data, antenna systems allowing commercial airlines to provide satellite television to passengers, and handheld wireless data terminals incorporating an integrated, FCC-approved, EPC Global-compliant RFID reader, and dual-polarized antennas for PCS/cellular base stations.
Commitment to Research and Development
We continually devote significant resources to research and development that enhances and maintains our technological advantages, and enables us to overcome the substantial technical barriers that are often encountered in the commercialization of sophisticated wireless communications hardware. Over the past three years, we have invested an aggregate of $48.2 million in company-sponsored research and development. In addition, our work under government and commercial contracts for new wireless communications hardware often leads to innovations that benefit us on future contracts and product development efforts. Approximately 21% of our employees hold engineering degrees, and our engineers actively participate in professional and industry technical conferences and working groups. As of December 31, 2005, our personnel have been awarded, and have assigned to us, 71 currently active U.S. patents and 75 foreign patents. In addition, at December 31, 2005, we had pending applications for approximately 45 U.S. and 95 foreign patents covering various technology improvements and other current or potential products.
Technological Synergies
Although we conduct our businesses through separately managed business units, we have established a variety of processes that facilitate technical exchanges and cooperation among them. We believe that our shared knowledge base and core expertise in wireless technologies create synergies among our various businesses. This provides us advantages in research and development, manufacturing, and sales and marketing, and better positions us as an important supplier of wireless technology and equipment to commercial, defense and government customers. An

3 of 81

important recent example is LXE’s collaboration with antenna experts from each of our other three divisions that resulted in the development of one of the industry’s first commercially-available mobile forklift-mounted RFID readers.
Strong Customer Relationships
During our 38 years of operation, we have developed cooperative and ongoing relationships with important commercial and government customers. We build and strengthen these relationships by anticipating and recognizing our customers’ needs, by working with them to understand how we should focus our internal innovation efforts, and by providing customers with technologically advanced and cost-effective solutions coupled with excellent customer service. We continue to receive important orders and contracts from companies that first became our customers 20 or more years ago. We are particularly proud of the recognitions that we have received from our customers, such as the Gold Award we received in 2004 from Northrop Grumman. This award recognized our successful efforts on a highly challenging and technically advanced defense satellite contract and was one of only 11 awarded among Northrop Grumman’s pool of subcontractors.
Diverse Global Customer Base
We offer multiple wireless product lines to a diverse customer base through facilities in 12 countries. None of our customers were responsible for more than 10% of our annual net sales during any of the years ended December 31, 2003, 2004 or 2005, although sales to multiple customers for the nationwide system expansion of Cingular Wireless were approximately 14% of our net sales in 2005. 14.7% of our net sales in 2004 and 13.2% of our net sales for 2005 were from sales to various customers for U.S. government end use. Additionally, 35.8% and 26.0% of our net sales for 2004 and 2005, respectively, were derived from sales to customers outside the U.S. We believe our geographically diverse customer base and broad range of products provide us ample opportunity to grow our business and help mitigate the effects of a downturn in any one of our markets.
Strong Manufacturing Capabilities
For some of our products, particularly our defense applications, we have developed our own highly specialized domestic manufacturing capabilities. For others, we source components from foreign and domestic suppliers and primarily perform final assembly and test functions. Through our continuous efforts to improve our manufacturing processes, in recent years we have dramatically reduced the time required for us to ship products in several commercial markets in which a short delivery cycle for custom-manufactured products is an important competitive factor. We have also achieved major reductions in the incidence of rework on highly engineered space and defense products. These efforts have both enhanced our ability to compete for new business and improved our profitability.
Our Markets and Products
Our business is the design, manufacture and sale of advanced wireless communications products. We participate in selected markets within the broad wireless communications industry that typically require a high level of technical expertise, innovative product development, and in many cases specialized manufacturing capabilities. Although our businesses share a common heritage and focus on wireless communications, they address a variety of markets with different technical and manufacturing requirements, distribution channels, customers and purchasing processes.
Accordingly, we are organized into four separately managed business units, as follows:

Business Unit	Primary Operations	Percentage of Net Sales
		2005	2004	2003
Defense & Space Systems	Highly engineered hardware for satellites and defense electronics applications (primarily defense)	16.6%	20.2%	19.5%

LXE	Rugged mobile computers and related equipment for wireless data collection (predominantly commercial)	39.7	45.3	41.4

SATCOM	Satellite communications antennas and terminals for aircraft and ground-based vehicles (majority commercial)	16.6	16.1	18.3

EMS Wireless	Base station antennas and signal repeaters for PCS/cellular systems (commercial)	27.1	18.4	21.1

4 of 81

Defense & Space Systems
Our Defense & Space Systems business unit (“D&SS”) principally develops advanced microwave-based hardware for use on satellites and in other defense electronics applications. Its products are also used in a number of commercial and civil ventures, including high-capacity communications satellites, direct broadcast radio systems, and systems for bringing satellite television signals to the seat backs of commercial airliners. D&SS products are sold primarily to space and defense prime contractors or commercial communications systems integrators rather than to end-users, and are deployed on space, airborne, naval and terrestrial platforms. D&SS also performs research and development services directly for the U.S. Department of Defense.
Defense markets are vital to our Defense & Space Systems business. Secure communications, as well as intelligence and surveillance systems, are being newly developed or significantly upgraded as part of the U.S. Department of Defense initiatives to transform military communications and to achieve “information dominance” over adversaries. European defense ministries are also pursuing significant new and upgraded systems, particularly for satellite communications. D&SS provides defense customers with critical subsystems and components for terrestrial, airborne and space-based communication, and for radar and electronic warfare systems, and supports advanced surveillance, electronic counter-measure and secure communications capabilities. Our D&SS facilities meet requirements for performing on classified, including Top Secret, military programs, and over 170 of our personnel hold Department of Defense security clearances.

Products	Key Features/Benefits	Selected Applications	Programs
Space Solutions	Microwave subsystems capable of high-frequency, low noise, high-power and fast switching, facilitating jam-resistant, secure mobile communications and surveillance	Direct broadcast television (incl. HDTV) Direct broadcast radio Earth Observation/ Environmental sensing High-rate communications	DirecTV XMRadio, SIRIUS NPOESS, SARLupe, COSMO, other AEHF, ANIK, Intelsat, Skynet5, Inmarsat, TSAT, other
Airborne and Terrestrial Solutions	Antenna and microwave subsystems supporting satellite communications, radar, signal intelligence, electronic warfare and line-of-sight communications	Airborne (Commercial) Airborne (Military) Naval Terrestrial Smart Weapons	JetBlue, Frontier, WestJet, Virgin Blue Airlines F/A-22, ALQ-211, F-16, B2, CV-22, other NMT, Phalanx WIN-T, other JCM, other
Standard Products & Engineering Services	Ferrite components controlling microwave signals

Positioners to precisely point optical sensors and microwave antennas

	Services for the maintenance, operation, and upgrade of precision tracking systems	Electronic Warfare Direct broadcast television/radio Earth observation satellites Precision tracking	B2, F-14 DirecTV, Astra, XMRadio, SIRIUS CloudSat, SARLupe, other Trident II, NASA Shuttle Return to Flight, Sea Launch, LLC
LXE
Our LXE business unit designs, manufactures and installs rugged mobile computers for use with wireless local area networks (“WLANs”). These systems enable a customer to collect data and transact supply-chain execution events in real-time, which is critical to the speed and efficiency that sophisticated businesses are seeking in their materials-handling operations. LXE’s products are designed to operate in harsh environments and in settings with difficult radio-connectivity characteristics. They are used primarily in logistics applications such as distribution centers and

5 of 81

container port operations, markets that LXE products first addressed in the early 1980’s. By providing network connectivity for mobile users, LXE’s products increase the accuracy, timeliness and convenience of data collection and information access. The increased use of improved computing and advanced automatic-identification technologies (such as voice recognition and RFID) and the widespread adoption of the 802.11 WLAN standard are creating new demand and applications in established industrial markets, as well as in other vertical markets, such as transportation and service applications.
LXE’s rugged computers and WLANs have been installed at more than 7,500 sites worldwide, including the facilities of many Fortune 500 companies and some of the world’s largest materials-handling installations. In 2004 and in 2005, approximately 50% of LXE’s net sales were generated outside the U.S.
A typical LXE system consists of mobile computers that incorporate WLAN radios and automatic-identification capabilities, network access points that provide a radio link to the wired network and associated host computers, and software that manages and facilitates the communications process. LXE’s systems generally incorporate barcode scanning or other automatic-identification capabilities, and are increasingly based on the 802.11 open system standards. Uses include employment of real-time data communications in directing and tracking inventory movement in a large warehouse, manufacturing facility, or container yard. LXE products normally are used in conjunction with IT infrastructure products provided by others, such as host computer systems and inventory-management or other applications software.
LXE generally designs and manufactures the mobile computers it sells for use in wireless systems. In addition, LXE sells certain handheld models that it jointly designed with and purchases from original equipment manufacturers. LXE’s computers are intended to be either handheld or mounted on a forklift or other vehicle, and are ruggedized to withstand harsh conditions in warehouses and port facilities. Our latest generation of mobile computers has significantly more computing power than previous models, supports the Windows® and Windows CE® operating systems, and offers improved power-management features and superior ergonomics. Radio access points and other infrastructure products are generally acquired from third parties for resale and installation by LXE.
During the past two years LXE has made a substantial research and development commitment to the emerging use of RFID technology in materials handling applications. It has now introduced what it believes to be the first FCC-approved rugged handheld terminal that incorporates an EPC Global-compliant RFID reader. Additionally, LXE has developed an effective forklift-mounted RFID antenna and reader system that permits data collection from RFID tags as pallets of merchandise are assembled and relocated. Unlike portal-based RFID systems, the forklift-mounted mobile system will function throughout the warehouse, in real time, as handling operations are being conducted. In seeking to become a leader in RFID-based materials handling technology, LXE has been leveraging its long experience in mounting computer terminals and related hardware on industrial forklift vehicles, its extensive expertise in adapting radio-linked computer technology to the rigors of the warehouse environment, and the sophisticated antenna expertise available in each of our divisions.
Hardware is marketed both to end-users and to integrators (such as value-added resellers who provide inventory management software) that incorporate it with their products and services for sale and delivery to end-users.

Products	Key Features/Benefits	Selected Applications	Customers
Hand-Held Computers	Small, lightweight and rugged, providing true mobility	Warehousing, Logistics	Consumer product manufacturers, Third-party logistics providers, Retailers, Container Port Operators

Vehicle-Mounted Computers	Heavier-duty design for use on forklifts, cranes, and other material handling vehicles

Wireless Networks	Communications link between mobile computers and local network, primarily based on 802.11 standard

Host connectivity software; accessory products; maintenance services	Industry-standard connectivity to various host computers; enhanced system functionality; extended service on either a contract or pay-as-you-go basis

6 of 81

SATCOM
Our SATCOM unit supplies a broad array of terminals and antennas to enable customers in aircraft and other mobile platforms, such as military command vehicles or over-the-road trucks, to communicate over satellite networks at a variety of data speeds. Portions of this business date to the early 1990’s, but we first organized SATCOM as a business unit in 2001, and the majority of its growth and major product expansions have occurred since that time.
Reflecting the need for mobile communications in the business world, satellite communications systems of some type are now commonly used on corporate and commercial jets around the world. Current industry efforts are directed towards higher-speed satellite-base applications such as video, enterprise data systems and Internet access. To address these trends, SATCOM has introduced products that currently support in-air communications at data speeds of up to 256 kbps, which are adequate to provide e-mail and Internet access in addition to voice services. Even higher data speeds will become available when Inmarsat activates its fourth-generation of communications satellites, which is currently expected to occur in 2006. As a lead developer of airborne terminals for use with Inmarsat’s Broadband Global Area Network (“BGAN”), our SATCOM division has designed and is introducing products that will support 432 kbps data speeds on a single channel, and even higher speeds in multi-channel configurations or through the use of compression technology. Although our Inmarsat terminals currently operate on the third-generation Global Area Network (“GAN”) system, we have already introduced aeronautical terminals that can be converted to BGAN service when it is initiated.
SATCOM is the top supplier of antennas for satellite-based voice/data communications aboard corporate aircraft, with over two-thirds of this market. More than 1,000 of our antennas have been installed on over 35 different types of aircraft used for general aviation and corporation purposes. In addition, SATCOM supplies over 85% of all Inmarsat high-speed data terminals used aboard U.S. military command aircraft, and has supplied this equipment to the U.S. Department of Defense executive jet fleet. Our antennas typically are mounted atop the jet’s tail fin and are automatically steered to remain pointed at a communications satellite during flight. In addition, we have also developed a high-speed data terminal that can be installed in, and removed from, military transport aircraft on an as-needed basis, using either our specially designed carry-on antenna or antennas that are already available on the aircraft; approximately 60 of these systems currently provide various U.S. Army and Marine units with continuous communications capabilities while in transit aboard Air Force aircraft, and they can also be used in the field after they arrive at their destinations.
Our SATCOM division has also pursued opportunities to meet satellite-based communications needs for ground-based vehicles, and offers two types of terminals for this market: low-speed satellite packet data terminals for messaging, telemetry and tracking applications, and higher-speed GAN terminals. SATCOM has been successful in supplying its land-based high-speed-data products to the U.S. and certain other organizations, particularly for use in supplying data communications to remote command posts, or to mobile command posts located in vehicles, such as armored carriers. SATCOM also manufactures search-and-rescue ground terminals and emergency-management software for use with the COSPAS-SARSAT satellite system.
SATCOM’s hardware typically is marketed to third parties who incorporate it with their products and services for sale and delivery to end-users. However, SATCOM’s emergency-management products are often marketed directly to end-user organizations.

Products	Key Features/Benefits	Selected Applications	Customers
Aeronautical Antennas	Mechanically-steered antennas connected to an aircraft’s navigational system, steerable antenna systems for live television from broadcast satellites	High-end corporate jets, private jets, military helicopters, military transport and surveillance	Gulfstream, Bombardier, Honeywell, Dassault

Aeronautical Terminals	Provide aircraft operators with high-speed data (broadband) capability	Corporate aircraft, government and military aircraft, air transport	Corporate aircraft modification centers, U.S. Department of Defense, Northrup-Grumman, L3, Boeing, Rockwell-Collins, Honeywell, Thales

7 of 81

Products	Key Features/Benefits	Selected Applications	Customers
Inmarsat High-Speed Data Terminals	Worldwide access to corporate networks and the Internet using the Inmarsat satellite system	Military transport, Peacekeeping, Media	U.S. Army, Canadian Department of National Defense, CNN

Satellite Packet Data Terminals	Two-way messaging and location information in North America, Mexico and Central America	Transportation, Public Safety, Workforce Automation, Oil and Gas Remote Monitoring and Control	Long-Haul Trucking Companies

Emergency Management Products	Hardware and software features for Search and Rescue (SAR) systems	Rescue and Mission Control Centers	Over 18 Governments Worldwide
EMS Wireless
We believe our EMS Wireless division has the leading market share as a supplier of base-station antennas used by service providers in PCS/cellular communications networks in North America. EMS Wireless also designs and markets repeater products that enable PCS/cellular service providers to extend their usable signals into buildings, or into sparsely populated geographical areas. This business unit was first organized in 1994, and expanded into repeater products in 2001.
The infrastructure to support land-based wireless communications has expanded to support growing demand, both domestically and internationally. During the mid-1990’s, the continuing growth of demand for cellular communications strained the capacity of traditional analog cellular systems that can carry only one call per channel of radio spectrum. As a result, in recent years most service providers have installed digital equipment to increase per-channel call capacity by factors ranging from three to eight. In addition, service providers have constructed PCS digital networks that operate at twice the frequency level of cellular systems; this provides the greater bandwidth necessary for an expanded range of voice and data services. However, PCS technology requires smaller cells than analog technology and, as a result, approximately four times the number of base stations to complete its geographical build-out.
Emerging wireless data applications are creating additional opportunities for carriers to generate additional revenue from PCS/cellular networks by providing data-based services, such as Internet access, e-mail, music downloads and sharing of video images. Data-intensive services further expand the bandwidth per subscriber that PCS/cellular systems must accommodate, and also require consistent high-quality signal connections. To meet bandwidth requirements necessary to provide data-based applications, many carriers are currently building out 3G systems that include the additional cell sites and related infrastructure required to meet higher bandwidth and quality standards. Our participation in this process, and particularly in one carrier’s nationwide 3G build-out, contributed to rapid sales growth at EMS Wireless in 2005.
EMS Wireless has an extensive line of base station antennas. Our leading antenna products employ polarization-diversity technology, which we introduced to the PCS/cellular markets in 1995. These antennas offer comparable or superior coverage and resistance to signal-fading, as compared to networks with conventional vertically-polarized antennas. In addition, this technology allows cell towers to be simpler, less expensive, and less obtrusive than conventional antenna towers. We also offer a full line of lower-priced, conventional antennas for both cellular and PCS networks. Newer products include antennas whose downtilt angle, and thus area of coverage, can be remotely adjusted to adapt to changing usage patterns and network configurations, and we also are introducing software that enables the system operator to manage these adjustments from its central office and without physical visits to the various affected cell sites. Other products include dual-band antennas that operate at both PCS and cellular frequencies, which is of increasing importance as industry consolidation results in carriers that hold multiple spectrum rights in single markets.
Our outdoor repeater products enable service providers to extend or improve coverage in areas where usage does not warrant the expense of a new base station. Our in-building repeater products, which are designed to boost cellular/PCS signals indoors, include cable distribution products for use in small and medium buildings, and fiber-based products that can provide effective coverage in large facilities such as convention centers. We believe that in-building coverage is of increasing importance to service providers, particularly for those using PCS frequencies, which do not effectively penetrate into buildings.
In 2003, we introduced our DataNex line of repeaters that enable a wireless carrier to use its licensed spectrum for the backhaul connection between cell towers and the wired network. This approach can be particularly

8 of 81

valuable as an alternative to expensive T1 connections for rural cellsites that have unused spectrum capacity, or in situations in which T1 lines are inoperative, as occurred in the aftermath of Hurricanes Katrina and Rita.
Our wireless infrastructure products, along with accessory products, are marketed directly to service providers and to original equipment manufactures (“OEM’s”), both domestically and internationally.

Products	Key Features/Benefits	Selected Applications	Customers
Dual Polarization Antenna	Functionality of three vertically polarized antennas in one device. Compact configuration, less expensive investment	PCS/Cellular towers	PCS/Cellular Carriers

Remotely Controlled Electronic Downtilt Dual Polarization Antennas	Dual polarization antennas with which carriers can adjust the shape and size of cell site coverage from the base of the tower or a central office	PCS/Cellular towers	PCS/Cellular Carriers

Vertical Polarization Antenna	Lower-cost polarized antenna. Apply beam-shaping techniques of amplitude and phase weighting	Rural or Initial Urban Systems	PCS/Cellular Carriers

Repeaters/Signal Distribution Products	Extend RF coverage either indoors or into rural or uneven terrain locations	Indoor and Rural/Remote RF Coverage Extension	PCS/Cellular Carriers and Integrators
Additional segment information is contained elsewhere in this Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12 of the Company’s consolidated financial statements.
Sales and Marketing
Our Defense & Space Systems unit produces highly technical products that are often custom-designed. For these products, internal personnel with strong engineering backgrounds conduct significant sales efforts. D&SS also utilizes independent marketing representatives, both in the U.S. and internationally, selected for their knowledge of local markets and their ability to provide technical support and ongoing, direct contact with current and potential customers.
The development of major business opportunities for our Defense & Space Systems business often involves significant bid-and-proposal effort. This work often requires complex, pre-award engineering to determine the technical feasibility and cost-effectiveness of various design approaches.
The markets for space and defense electronics comprise a relatively small number of large customers, which are typically first or second-tier contractors. Our D&SS marketing efforts rely on ongoing communications with this base of potential customers, both to determine customers’ future needs and to inform customers of our capabilities and recent developments. Technical support and service after the sale are also important factors that impact our ability to maintain strong relationships and generate additional sales.
The sales and marketing strategies for our other business units involve direct sales to end-users, and sales to third parties that incorporate our hardware with their products and services for delivery to end-users. Third parties include strategic partners, value-added resellers, original equipment manufacturers, distributors and independent marketing representatives in approximately 35 countries.
LXE maintains a direct sales force across North America and salespersons working through nine international subsidiaries (seven in Europe), all assisted by inside sales and sales support staff. For EMS Wireless, sales and marketing is performed by an internal staff and three regional sales offices in North America, with international sales being handled by two employees based in Atlanta, and one representative each in Venezuela and Brazil. For marketing of SATCOM products, we rely on our relationships with major airframe manufacturers, avionics manufacturers, a network of completion centers that install aeronautical products, and value-added resellers.

9 of 81

Research, Development and Intellectual Property
We spent $15.9 million, $16.5 million and $15.9 million in 2005, 2004 and 2003, respectively, on company-sponsored research and development. In addition, our work under government and commercial contracts for new wireless communications hardware often leads to innovations that benefit us on future contracts and product development efforts; most of the costs for this work are included with the overall manufacturing costs for specific orders.
We use both domestic and foreign patents to protect our technology and product development efforts. As of December 31, 2005, we owned 71 currently active U.S. patents, expiring 2006 through 2023, and 75 foreign patents expiring 2006 through 2020. We do not expect that any impending patent expirations will have a material effect on our business. In addition, at December 31, 2005, we had pending applications for approximately 45 U.S. and 95 foreign patents, covering various technology improvements and other current or potential products. We have maintained internal patent expertise since 2001, and expect to continue to expand our patent activities. However, we also believe that many of our processes and much of our know-how are more efficiently and effectively protected as trade secrets, and we seek to maintain that protection through the use of employee and third-party non-disclosure agreements, physical controls and need-to-know restrictions.
In some cases, we rely on licenses from third parties under patent rights that could otherwise restrict our ability to market significant products. The principal instances of such licenses involve the integration of bar code scanners in certain of our LXE terminals under license from Symbol Technologies, Inc., or Symbol, the development and sale of RFID-based products by LXE under license from Intermec Corporation, or Intermec, and the sale of remotely controlled electronic down-tilt cellular/PCS antennas by EMS Wireless under license from Andrew Corporation, or Andrew. In each case the licenses are non-exclusive, and are non-cancelable for the lives of the relevant patents except upon default by us.
Backlog
The backlog of firm orders related to continuing operations at December 31, 2005, was $74.3 million, compared with $84.4 million at December 31, 2004. EMS Wireless, LXE and many SATCOM customers typically require short delivery cycles; as a result, these units usually convert orders into revenues within a few weeks, and they do not build up an order backlog that extends substantially beyond one fiscal quarter. However, backlog is very important for Defense & Space Systems, due to the long delivery cycles for its products. The backlog for Defense & Space Systems at December 31, 2005 was $36.8 million compared with $55.9 million at December 31, 2004.
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

10 of 81

standards, and we are also certified by the Federal Aviation Administration and Transport Canada to manufacture equipment for installation on commercial aircraft.
Materials
Materials used in Defense & Space Systems products consist of magnetic microwave ferrites, metals such as aluminum and brass, permanent magnet materials and electronic components such as motors, servos, transistors, diodes, integrated circuits, resistors, capacitors and printed circuit boards. Most of the raw materials for the formulation of magnetic microwave ferrite materials are purchased from two suppliers, while permanent magnet materials and space-qualified electronic components are purchased from a limited number of suppliers. Electronic components and metals are available from a larger number of suppliers and manufacturers.
The electronic components and supplies, printed circuit assemblies, and molded parts needed for the standard products produced by our other business units are generally available from a variety of sources. However, LXE systems include barcode scanners in almost all orders, and a significant number of the scanners are purchased from an LXE competitor, Symbol Technologies, Inc. There are alternative suppliers that manufacture and sell barcode scanners, either independently or under license agreements with Symbol. We believe that many of LXE’s competitors also rely on scanning equipment purchased from or licensed by Symbol. In addition, LXE has a license agreement with Symbol that allows it to utilize Symbol’s patented integrated scanning technology in certain products.
Our advanced technology products often require sophisticated subsystems supplied or cooperatively developed by third parties having specialized expertise, production skills and economies of scale. Important examples include critical specialized components and subsystems required for successful completion of particular D&SS programs, and application-specific integrated circuitry and computers incorporated into LXE products. In such cases, the performance, reliability and timely delivery of our products can be heavily dependent on the effectiveness of those third parties.
We believe that our present sources of required materials are adequate, and that the loss of any supplier or subassembly manufacturer would not have a material adverse effect on our business as a whole. In the past, shortages of supplies and delays in the receipt of necessary components have not had a material adverse effect on shipments of our established products. However from time to time, the roll-out of new standard products, and our performance on D&SS programs, have been adversely affected by quality and scheduling problems with developers/suppliers of critical subsystems. In some cases these problems have resulted in significant additional costs to us, and in difficulties with our customers. Such problems, should they continue to occur, may have a material adverse effect on us in the future.
Competition
We believe that each of our business units is an important supplier in its principal markets. However, these markets are highly competitive, and some of our competitors have substantial resources that exceed ours. We also compete against smaller, specialized firms.
D&SS competes with specialized divisions of large U.S. industrial concerns, such as Boeing, L3 Communications, Harris Corporation, Raytheon, M/A-Com and Heico Corporation, as well as with such non-U.S. companies as COMDEV of Canada, and Chelton, Ltd of the U.K. Some of these companies, as well as others, are both potential competitors for certain contracts and potential customers on other contracts. In addition, D&SS experiences competition in the form of existing or potential customers’ choice between developing and manufacturing a product internally or purchasing it from us.
LXE’s principal competitors include Intermec, Symbol, and Psion Teklogix. In SATCOM’s markets, we compete with companies including Thrane & Thrane, Chelton, Ltd., Tecom, Nera and Qualcomm. EMS Wireless competes with large U.S. and international companies, including Andrew, Powerwave, Radio Frequency Systems (a subsidiary of Alcatel), and Kathrein.

11 of 81

We believe that the key competitive factors in all of our business units are product performance, technical expertise and ongoing support to customers, time-to-market, time-to-ship and adherence to delivery schedules, and price.
Employees
As of December 31, 2005, we had approximately 1,200 employees and in addition approximately 100 persons working under other contractual arrangements in our continuing operations. Approximately 60% of our personnel are directly involved in engineering or manufacturing activities. None of the employees of our continuing operations are represented by a labor union. Management believes that its relationship with its employees is good.
Government Regulation
Certain of our products are subject to regulation by various agencies in both the U.S. and abroad. The radios used in the wireless networks sold by LXE, and in the satellite communications terminals sold by our SATCOM division, must have various approvals from the Federal Communications Commission and similar agencies in other countries in which those systems are sold. Our airborne satellite communications equipment requires certifications from the Federal Aviation Administration for installation on civil aircraft. In addition, a large portion of net sales of Defense & Space Systems is derived from government end-use contracts that are subject to a variety of federal acquisition regulations, including pricing and cost-accounting requirements, and in many cases subject to security requirements related to classified military programs. The European Union imposes standards for electrical safety and electromagnetic compatibility that affect many of our products sold in those countries.
We believe that our products and business operations are in material compliance with current standards and regulations. However, governmental standards and regulations affect the design, cost and schedule for new products. In addition, future regulatory changes could require modifications in order to continue to market certain of our products.
Our products for use in defense applications and on satellites are subject to the U.S. State Department’s International Traffic in Arms Regulations, and as a result we must obtain licenses in order to export these products, or to disclose their non-public design features to persons who are not citizens or permanent residents of the United States. We maintain trained internal personnel to monitor compliance, to educate our personnel on the restrictions and procedures, and to process license applications. At times, the licensing process has prevented us from working with non-U.S. suppliers on European or Asian space programs, and it also affects the extent to which we can involve our Canada-based engineers in Defense & Space Systems programs, or use D&SS engineers and capabilities to assist our Canadian divisions on their products or programs.

12 of 81

EXECUTIVE OFFICERS OF THE REGISTRANT
Information concerning the executive officers of the Company, and their ages as of December 31, 2005 is set forth below:
Alfred G. Hansen, age 72, became President and Chief Executive Officer in January 2001. Mr. Hansen is a Director of the Company and chairs our Stock Incentive Plan Committee and is on the Science & Technology Committee. Mr. Hansen joined the Company as President and Chief Operating Officer in January 2000 after having become a Director in 1999. From 1998 through 1999, Mr. Hansen was President of A.G. Hansen Associates, Inc., Marietta, Georgia, an aerospace marketing and manufacturing consulting firm. From 1995 to 1998, Mr. Hansen served as Executive Vice President of Lockheed Martin Aeronautical Systems, with broad operational responsibilities for its aerospace business, and as a Vice President of its parent company, Lockheed Martin Corporation. Mr. Hansen retired from the U.S. Air Force in 1989 as a four-star general, serving in his last assignment as commander of the Air Force Logistics Command.
Don T. Scartz, age 63, was elected Executive Vice President of the Company in February 2003, and also currently serves as Chief Financial Officer and Treasurer, positions he has held since 1995 and 1981, respectively. Mr. Scartz also currently serves as the Chief Financial Officer of each of the Company’s operating subsidiaries. Formerly, he served the Company as Senior Vice President from 1995 to February 2003, as Vice President-Finance from 1981 to 1995, and as Secretary from 1982 to 1991. Mr. Scartz joined the Company as Controller in 1978. He served as a Director of the Company from 1995 to 2003.
Timothy C. Reis, age 48, became Vice President and General Counsel of the Company in August 2005. He is also responsible for the legal affairs of the operating subsidiaries. Mr. Reis first joined the Company in 2001 as Assistant General Counsel. Previously, he was engaged in the private practice of law and as in-house counsel for United Parcel Service and for Manufacturers Hanover, a New York bank, focusing his practice on intellectual property and technology transactions.
Gary B. Shell, age 51, was appointed Chief Accounting Officer in May 2005 and has served as Vice President, Corporate Finance of the Company since 2004. He was Director, Corporate Finance from 1998 to 2004. He joined the Company in 1983 as Corporate Financial Analyst.
Jay R. Grove, age 43, is Senior Vice President and General Manager of the Defense & Space Systems division. He accepted this position upon joining the Company in January 2001. Formerly, he was Director of Mobile SATCOM Systems for ViaSat, Inc., a California-based provider of advanced satellite communications, defense electronics, and wireless signal-processing equipment. Prior to his tenure at ViaSat, Mr. Grove contributed in management, marketing, and system engineering roles for defense electronics applications at Lockheed-Martin in Nashua, NH and TRW, Inc. in San Diego, CA.
James S. Childress, age 61, was appointed President and General Manager of the LXE division in 2001. He joined the Company in August 2000 as Vice President of Business Development at LXE. Prior to joining EMS, he served as Vice President of EG&G Technical Services, Inc., a leading provider of technical and support services to the U.S. Departments of Defense, Energy, Transportation, Treasury, Justice and Commerce, and to the National Aeronautics and Space Administration. He joined EG&G in 1998 following a distinguished career in the U.S. Air Force, where he focused on logistics and systems acquisition. In the Air Force, he attained the rank of major general, and last served as commander of the San Antonio Air Logistics Center.
Neilson A. Mackay, age 65, has served as Senior Vice President and General Manager of our SATCOM division since 2001. He joined the Company in January 1993, when the Company acquired an Ottawa, Ontario-based space satellite communications business of which he was serving as President.
T. Gerald Hickman, age 65, has been Senior Vice President and General Manager of our EMS Wireless division since March 2000. He joined the Company in 1988 as Vice President, Marketing, and prior to his current position was a Vice President in the Company’s EMS Wireless division.
***********************

13 of 81

ITEM 1A. Risk Factors
We believe the risks and uncertainties described below are the most significant risks we face. If any of the following risks actually materialize, our business could be harmed. Additional risks and uncertainties not presently known to us, or that we currently consider immaterial, may also impair our operations or results. In all of those cases, the trading price of our common stock could decline, and investors could lose all or part of their investments.
Risks Related to Our Business
In addition to general economic conditions, both domestic and foreign, which can change unexpectedly and generally affect U.S. businesses with worldwide operations, we are subject to a number of risks and uncertainties that are specific to us or the businesses we operate:
Decisions by our customers about the timing and scope of major programs can have a significant effect on our net sales and earnings
Major commercial communications infrastructure programs, such as PCS/cellular systems for large urban areas, and large defense programs are important sources of our current and anticipated future net sales. Customer decisions as to the nature and timing of these programs can have a significant effect on us, particularly in our EMS Wireless and Defense & Space Systems divisions, and can create volatility in our net sales and earnings. If any of our customers were to delay the implementation of, or significantly reduce the scope of, one of these programs, our net sales and earnings would decline.
If our commercial customers fail to find adequate funding for major potential programs, or our government customers do not receive necessary funding approvals, our net sales would decline.
To proceed with major programs, our customers typically must obtain substantial amounts of capital, from either governmental or private sources. The availability of this capital is directly affected by political developments and by conditions in the private capital markets. If adequate funds are not available to our targeted customers for these programs, our expected net sales may be adversely affected. Large defense programs are often funded in multiple phases, requiring periodic further funding approvals, which may be withheld for a variety of political, budgetary or technical reasons. Such multi-year programs can also be terminated or modified by the government in ways adverse to us and, in many cases, with limited notice and without penalty. These developments would reduce our net sales below the levels we would otherwise expect.
If we cannot continue to rapidly develop, manufacture and market innovative products and services that meet customer requirements for performance and reliability, we may incur development costs that we cannot recover and our net sales and earnings will suffer.
The process of developing new wireless communications products is complex and uncertain, and failure to anticipate customers’ changing needs and emerging technological trends accurately or to develop or obtain appropriate intellectual property could significantly harm our results of operations. In many instances we must make long-term investments and commit significant resources before knowing whether our investments will eventually result in products that the market will accept. If our new products are not accepted by the market, our net sales and earnings will decline.
Competing technology could be superior to ours, and could cause customer orders and net sales to decline.
The markets in which we compete are very sensitive to technological advances. As a result, technological developments by competitors can cause our products to be less desirable to customers, or even to become obsolete. Those developments could cause our customer orders and net sales to decline.

14 of 81

Our competitors’ marketing and pricing strategies could make their products more attractive than ours. This could cause reductions in customer orders or company profits.
We operate in highly competitive technology markets, and some of our competitors have substantially greater resources and facilities than we do. As a result, our competition may be able to pursue aggressive marketing strategies, such as significant price discounting. These competitive activities could cause our customers to purchase our competitors’ products rather than ours, or cause us to increase marketing expenditures or reduce prices, in any such case, causing a reduction of net sales and earnings below expected levels.
Slow public acceptance of new communications systems could limit purchases by our customers.
Construction and expansion of new communications systems depend on public demand for the new services. As a result, growth rates in our net sales from wireless infrastructure products and proposed high-speed satellite communications systems are likely to be heavily affected by the timing and extent of public willingness to buy mobile and/or broadband communications services. If public acceptance of the new systems does not develop as expected, our customers are unlikely to place the level of orders we expect, and our net sales and earnings would also fall short of expectations.
We may encounter technical problems or contractual uncertainties, which can cause delays, added costs, lost sales, and liability to customers.
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
Some of our products perform mission-critical functions in space applications. If we experience technical problems and are unable to adhere to a customer’s schedule, the customer could experience costly launch delays or re-procurements from other vendors. The customer may then be contractually entitled to substantial financial damages from us. The customer would also be entitled to cancel future deliveries, which would reduce our future revenues and could make it impossible for us to recover our design, tooling or inventory costs, or our remaining commitments to third-party suppliers.
Due to technological uncertainties in new or unproven applications of technology, our contracts may be broadly defined in its early stages, with a structure to accommodate future changes in the scope of work or contract value as technical development progresses. In such cases, management must evaluate these contract uncertainties and estimate the future expected levels of scope of work and likely contract value changes to determine the appropriate level of revenue associated with costs incurred. Actual changes may vary from expected changes, resulting in a reduction of net sales and earnings recognized in future periods.
Our transitions to new product offerings can be costly and disruptive, and could adversely affect our net sales or profitability.
Because our businesses involve constant efforts to improve existing technology, we regularly introduce new generations of products. During these transitions, customers may reduce purchases of older equipment more rapidly than we expect, or may choose not to migrate to our new products, which could result in lower net sales and excessive inventories. In addition, product transitions create uncertainty about both production costs and customer acceptance. These potential problems are generally more severe if our product introduction schedule is delayed by technical development issues. These problems could cause our net sales or profitability to be less than expected.

15 of 81

Our products may inadvertently infringe third party patents, which could create substantial liability to our customers or the third-party patent owners.
As we regularly develop and introduce new technology, we face risks that our new products or manufacturing techniques may infringe valid patents held or currently being processed by others. The earliest that the U.S. Patent Office publishes patents is 18 months after their initial filing, and exceptions exist so that some applications are not published before they issue as patents. Thus, we may be unaware of a pending patent until well after we have introduced an infringing product. In addition, questions of whether a particular product infringes a particular patent can involve significant uncertainty. As a result of these factors, third-party patents may require us to redesign our products and to incur both added expense and delays that interfere with marketing plans. We may also be required to make significant expenditures from time to time to defend or pay damages or royalties on infringement claims, or to respond to customer indemnification claims relating to third-party patents. Such costs could reduce our earnings.
If our customers are combined through merger or acquisition, their combined purchases of our products may decline or they may increase their price concession demands, adversely affecting our net sales or earnings.
The telecommunications service provider industry has undergone, and continues to undergo, a significant reduction in the number of service providers due to industry consolidation. Some of these providers are end-users of products sold by our EMS Wireless division. Business combinations, such as mergers, often lead the combined entity to reduce the number of suppliers it uses. If our customers are combined, they may also demand greater price concessions from their suppliers, which increasingly include the use of reverse auctions. Those actions could cause declines in our net sales and earnings.
We may not be successful in protecting our intellectual property.
Our unique intellectual property is a critical resource in our efforts to produce and market technically advanced products. We primarily seek to protect our intellectual property, including product designs and manufacturing processes, through patents and as trade secrets. If we are unable to obtain enforceable patents on certain technologies, or if information we protect as trade secrets becomes known to our competitors, then competitors may be able to copy or otherwise appropriate our technology, we would lose competitive advantages, and our net sales and operating income could decline. In any event, litigation to enforce our intellectual property rights could result in substantial costs and diversion of resources that could have a material adverse effect on our operations regardless of the outcome of the litigation. We may also enter into transactions in countries where intellectual property laws are not well developed and legal protection of our rights may be ineffective.
For the year ended December 31, 2005, we identified two material weaknesses and several significant deficiencies in our internal control over financial reporting. If we fail to maintain effective internal control over financial reporting, we may not be able to provide timely and accurate financial statements. This could cause investors to lose confidence in our reported financial results and have a negative effect on the trading price of our securities.
For the year ended December 31, 2005, we identified two material weaknesses and several significant deficiencies in our internal control over financial reporting. We have taken steps to correct identified deficiencies in our internal control over financial reporting. However, we cannot be certain that we will not identify any material weaknesses in the future. If a material weakness were to be identified with respect to our internal control over financial reporting, we would not be able to conclude that our internal control over financial reporting was effective. This could result in the inability of our independent registered public accounting firm to deliver an unqualified report, or any report, on our internal control over financial reporting. Ineffective internal control over financial reporting also could result in a misstatement of our operating results or prevent us from meeting our reporting obligations under the federal securities laws, which could cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our securities.
Our success depends on our ability to attract and retain a highly skilled workforce.
Because our products and programs are technically sophisticated, we must attract and retain employees with advanced technical and program-management skills. Many of our senior management personnel also possess advance knowledge of the business in which we operate and are otherwise important to our success. Other

16 of 81

employers also often recruit persons with these skills, both generally and in focused engineering fields. If we are unable to attract skilled employees and senior management, our performance obligations to our customers could be affected and our net sales could decline.
The future success of our business strategies and operations could depend on effective succession plans as senior management members reach retirement.
Certain of our senior managers, including our Chief Executive Officer, have reached or are approaching typical retirement age. Effective transition to their successors will be important to the future success of our business strategies and operations. Our Board of Directors is responsible for developing succession plans for senior management of the Company, including our Chief Executive Officer. The Board has retained an executive search firm to assist in the identification and evaluation of potential candidates for Chief Executive Officer. No fixed schedule is in effect for any such transition, and we expect that our Chief Executive Officer will continue to serve in his current capacity until a suitable successor is appointed.
We depend on highly skilled suppliers, who may become unavailable or fail to achieve desired levels of technical performance.
In addition to our requirements for basic materials and electronic components, our advanced technological products often require sophisticated subsystems supplied or cooperatively developed by third parties. To meet those requirements, our suppliers must have specialized expertise, production skills and economies of scale, and in some cases there are only a limited number of qualified potential suppliers. Our ability to perform according to contract requirements, or to introduce new products on the desired schedule, can be heavily dependent on our ability to identify and engage appropriate suppliers, and on the effectiveness of those suppliers in meeting our development and delivery objectives. If these highly skilled suppliers are unavailable when needed, or fail to perform as expected, our ability to meet our performance obligations to our customers could be affected and our net sales and earnings could decline.
Changes in regulations that limit the availability of radio frequency licenses or otherwise result in increased expenses could cause our net sales or earnings to decline.
Many of our products are incorporated into wireless communications systems that are regulated in the U.S. by the Federal Communications Commission and internationally by other government agencies. Changes in government regulations could reduce the growth potential of our markets by limiting either the access to or availability of frequency spectrum. In addition, other changes in government regulations could make the competitive environment more difficult by increasing costs or inhibiting our customers’ efforts to develop or introduce new technologies and products. Also, changes in government regulations could substantially increase the difficulty and cost of compliance with government regulations for both our customers and us. All of these factors could result in reductions in our net sales and earnings.
The export license process for space products has become uncertain, increasing the chance that we may not obtain required export licenses in a timely or cost-effective manner.
Our products for use on commercial satellites are included on the U.S. Munitions List of the U.S. International Traffic in Arms Regulations and are subject to State Department licensing requirements. The licensing process for our products for use on commercial satellite and many of our other products is time-consuming, and political considerations can increase the time and difficulty of obtaining licenses for export of technically advanced products. The license process may prevent particular sales, and generally has created schedule uncertainties that encourage foreign customers, such as those in Western Europe, to develop internal or other foreign sources rather than use U.S. suppliers. If we are unable to obtain required export licenses when we expect them or at the costs we expect, our net sales and earnings could be adversely affected.

17 of 81

Export controls on space technology restrict our ability to hold technical discussions with foreign customers, suppliers and internal engineering resources, which reduces our ability to obtain sales from foreign customers or to perform contracts with the desired level of efficiency or profitability.
U.S. export controls severely limit unlicensed technical discussions with any persons who are not U.S. citizens. As a result, we are restricted in our ability to hold technical discussions between U.S. personnel and current or prospective non-U.S. customers or suppliers, between Canadian personnel and current or prospective U.S. customers or suppliers, and between U.S. employees and our Canadian or other non-U.S. employees. These restrictions reduce our ability to win cross-border space work, to utilize cross-border supply sources, to deploy technical expertise in the most effective manner, and to pursue cooperative development programs involving our U.S. and Canadian space facilities.
Economic or political conditions in other countries could cause our net sales or earnings to decline.
International sales significantly affect our financial performance. Approximately $81 million, $88 million and $86 million, or 26.0%, 35.8% and 35.2% of our net sales for 2005, 2004, and 2003, respectively, were derived from customers residing outside of the U.S. Adverse economic conditions in our customers’ countries, mainly in Western Europe, Latin America and the Pacific Rim, have affected us in the past, and could adversely affect future international revenues in all of our businesses, especially from our wireless local-area network and PCS/cellular infrastructure businesses. Unfavorable currency exchange rate movements can adversely affect the marketability of our products by increasing the local-currency cost. In addition to these economic factors directly related to our markets, there are risks and uncertainties inherent in doing business internationally that could have an adverse effect on us, such as potential adverse effects of political instability or changes in governments, of changes in foreign income tax laws, and of restrictions on funds transfers by us or our customers, as well as of unfavorable changes in laws and regulations governing a broad range of business concerns, including proprietary rights, legal liability, and employee relations. All of these factors could cause significant harm to our net sales or earnings.
Our net sales of wireless communications could be affected by public health concerns.
Among the factors that could affect the growth of markets for new wireless communications systems is the potential concern about alleged health risks relating to radio frequency (“RF”) emissions. Media reports and some studies have suggested that RF emissions from wireless handsets and cell sites may be associated with various health problems, including cancer, and may interfere with electronic medical devices, including hearing aids and pacemakers. In addition, lawsuits have been filed against participants in the wireless industry alleging various adverse health consequences as a result of wireless equipment emissions. Additional studies of RF emissions are ongoing. Consumers may be discouraged from purchasing new wireless services if consumers’ health concerns over RF emissions increase. In addition, concerns over RF emissions could lead to increased regulation by government authorities to introduce further restrictions on the location and operation of wireless-related hardware, or could result in wireless companies being held liable for costs or damages associated with these concerns. If our wireless customers were to become subject to increased governmental regulation or liable for significant damages in connection with these lawsuits, our net sales and earnings could be adversely affected.
Unfavorable currency exchange rate movements could result in foreign exchange losses and cause our earnings to decline.
We have international operations, and we can use forward currency contracts to reduce – but not entirely eliminate – the earnings risk from holding certain assets and liabilities in different currencies. Our SATCOM division derives a major portion of its sales from agreements with U.S. customers in U.S. dollars; a stronger Canadian dollar would increase our costs relative to our U.S. net sales, and we are unlikely to recover these increased costs through higher U.S.-dollar prices due to competitive conditions. As a result of these factors, our financial results will continue to have an element of risk related to foreign exchange rates.

18 of 81

Our net sales in certain markets depend on the availability and performance of other companies with which we have marketing relationships.
With respect to some applications, including mobile satellite communications, we are seeking to develop marketing relationships with other companies that have, for example, specialized software and established customer service systems. In other markets, such as wireless local-area networks, a major element of our distribution channels is a network of value-added retailers and independent distributors. In foreign markets for many of our products we are often dependent on successful working relationships with local distributors and other business personnel. If we are unable to identify and structure effective relationships with other companies that are able to market our products, our net sales could fail to grow in the ways we expect.
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
Most of our products carry warranties of between one and three years; however, we have some products with warranties of up to 10 years, and we depend on our reputation for reliability and customer service in our competition for sales. If our products are returned for repair or replacement under warranty or otherwise under circumstances in which we assume responsibility, we can incur significant costs that may be in excess of the reserves that we have established based on our historical warranty cost levels, which would reduce our earnings. For example, during 2005, we incurred unexpected costs to replace a non-functioning component of our remotely controllable electrical downtilt antennas.
Changes in our consolidated effective income tax rate and the related effect on our results can be difficult to predict.
We earn taxable income in various tax jurisdictions around the world. The rate of income tax that we pay in each jurisdiction can vary significantly, due to differing income tax rates and benefits that may be available in some jurisdictions and not in others. In particular, our earnings in Canada are subject to very low income taxes due to the substantial pool of research-related tax incentives that we have accumulated. As a result, our overall effective income tax rate depends upon the relative annual income that we expect to earn in each of the tax jurisdictions where we do business. As a result, even though our expectations for consolidated earnings before taxes could remain unchanged, our income tax expenses and net earnings may still increase or decrease, depending upon changes in the jurisdictions in which we expect to have earnings.
Our business and revenue growth could be limited by our inability to obtain additional financing.
Our current cash and available credit facilities may not be sufficient enough to finance significant synergistic acquisitions to complement our technical and product capabilities. Although the proceeds of our recent public stock offering, and of our recent sales of discontinued operations, have provided us with substantially greater flexibility in funding growth efforts and moderately-sized acquisitions, we may continue to need other sources of financing to support any large acquisitions that we believe would contribute to our growth and profitability. We may not be able to secure sufficient additional credit or other financing, on acceptable terms, to take advantage of major growth opportunities of this nature.

19 of 81

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
To support growth, we have made and may continue to make acquisitions of and investments in businesses, products and technologies that could complement or expand our businesses. However, if we should be unable to successfully negotiate with a potential acquisition candidate, finance the acquisition, or effectively integrate the acquired businesses, products or technologies into our existing business and products, our net sales and earnings could be adversely affected. Furthermore, to complete future acquisitions, we may issue equity securities, incur debt, assume contingent liabilities or the risk of unknown liabilities, and may incur amortization expenses and write-downs of acquired assets as a result of future acquisitions, which could cause our earnings to decline.
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
The quarterly net sales and earnings contributions of some of our business units are heavily dependent on customer orders or product shipments in the final weeks or days of the quarter. Due to some of the risks related to our business discussed above, it can be difficult for us to predict the timing of receipt of major customer orders, and we are unable to control timing decisions made by our customers. This can create volatility in quarterly results, and hinders our ability to determine before the end of each quarter whether quarterly earnings will in fact meet prevailing expectations. The market price for our shares is likely to be adversely affected by quarterly earnings results that are below analyst and market expectations.
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

20 of 81

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
Our outstanding shares are freely tradable without restriction or further registration, and shares reserved for issuance upon exercise of stock options will also be freely tradable upon issuance, in each case unless held by affiliates. Sales of substantial amounts of common stock by our shareholders, including those who have acquired a significant number of shares in connection with business acquisitions or private investments, or even the potential for such sales, may depress the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.
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

21 of 81

ITEM 1B. Unresolved Staff Comments.
None.
ITEM 2. Properties
Our corporate headquarters and domestic operations are located in five buildings, two of which we own (comprising 250,000 square feet of floor space on 21 acres), as well as three that are leased (136,000 square feet, leases to expire in 2008 and 2009), all located in a suburb of Atlanta, Georgia. These facilities include clean rooms, a microelectronics laboratory, materials storage and control areas, assembly and test areas, offices, engineering laboratories, a ferrites laboratory, drafting and design facilities, a machine shop, a metals finishing facility, and painting facilities.
We lease approximately 69,000 square feet of office and manufacturing space, primarily for SATCOM’s operations, located in Ottawa, Ontario (lease expiring in 2007).
Our EMS Wireless division leases an 11,000 square-foot manufacturing facility in Curitiba, Brazil. The lease is annually renewable, and management expects to continue the lease on terms comparable to those of the current lease.
We currently lease several small sites in the U.S., U.K., Europe and Australia for LXE sales offices and a SATCOM engineering facility. If any of these leases were terminated, we believe we could arrange for comparable replacement facilities on similar terms.
ITEM 3. Legal Proceedings
The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
ITEM 4. Submission of Matters to a Vote of Security Holders
None.

22 of 81

PART II
ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
The common stock of EMS Technologies, Inc. is traded on the NASDAQ national market (symbol ELMG). At March 13, 2006, there were approximately 364 shareholders of record, and the Company believes that there were approximately 3,300 beneficial shareholders, based upon broker requests for distribution of Annual Meeting materials. The price range of the stock is shown below:

	2005 Price Range		2004 Price Range
	High	Low	High	Low
First Quarter	$17.13	12.48	$26.31	16.47
Second Quarter	16.68	10.75	23.25	17.50
Third Quarter	18.90	14.52	19.81	13.84
Fourth Quarter	18.50	15.09	18.59	14.86
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

23 of 81

ITEM 6. Selected Financial Data

(in thousands, except	Years ended December 31
earnings (loss) per share)	2005	2004	2003	2002	2001
Net sales	$310,033	246,518	243,854	221,749	188,823
Cost of sales	209,808	159,597	156,828	141,651	125,287
Selling, general and administrative expenses	66,597	58,907	55,283	49,033	41,826
Research and development expenses	15,893	16,482	15,853	16,589	17,460
Contract reserve adjustment	—	—	—	(3,500)	3,500

Operating income	17,735	11,532	15,890	17,976	750
Non-operating income (expense)	587	1,085	450	(67)	604
Foreign exchange (loss) gain	(145)	(205)	(235)	357	(71)
Interest expense	(4,018)	(2,296)	(1,923)	(2,246)	(3,407)

Earnings (loss) from continuing operations before income taxes	14,159	10,116	14,182	16,020	(2,124)
Income tax (expense) benefit	(4,736)	(2,823)	(3,964)	(4,592)	1,728

Earnings (loss) from continuing operations before accounting change	9,423	7,293	10,218	11,428	(396)
Discontinued operations:
Gain/(loss) from discontinued operations	(20,910)	(7,928)	(51,689)	(3,260)	6,171
Income tax benefit (expense)	44	827	4,079	419	(908)

Earnings (loss) before accounting change	(11,443)	192	(37,392)	8,587	4,867
Cumulative effect of change in accounting principle	—	—	—	—	(351)

Net earnings (loss)	$(11,443)	192	(37,392)	8,587	4,516

Earnings (loss) per share:
Basic:
From continuing operations	$0.84	0.66	0.95	1.08	(0.04)
From discontinued operations	(1.86)	(0.64)	(4.44)	(0.27)	0.56
Cumulative effect of change in accounting principle	—	—	—	—	(0.04)

Net earnings (loss)	$(1.02)	0.02	(3.49)	0.81	0.48

Diluted:
From continuing operations	$0.84	0.65	0.95	1.06	(0.04)
From discontinued operations	(1.86)	(0.63)	(4.42)	(0.26)	0.56
Cumulative effect of change in accounting principle	—	—	—	—	(0.04)

Net earnings (loss)	$(1.02)	0.02	(3.47)	0.80	0.48

Weighted average number of shares:
Common	11,179	11,094	10,702	10,561	9,464
Common and dilutive common equivalent	11,225	11,237	10,785	10,731	9,464

	As of December 31
	2005	2004	2003	2002	2001
Working capital related to continuing operations	$79,336	82,438	38,250	41,120	44,372
Total assets	219,460	255,078	228,549	256,304	236,818
Long-term debt, including current installments	43,408	61,454	53,569	52,444	51,611
Shareholders’ equity	113,656	126,021	120,042	145,985	132,321
No cash dividends have been declared or paid during any of the periods presented.

24 of 81

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
•	Defense & Space Systems - Highly engineered hardware for satellites and defense electronics applications;

•	LXE - Rugged mobile computer terminals and other equipment for wireless local area networks;

•	SATCOM - Satellite communications antennas and terminals for aircraft and ground-based vehicles, other portable satellite terminals, and satellite ground stations for search and rescue operations;

•	EMS Wireless - Base station antennas and signal repeaters for PCS/cellular systems.
We sell our Defense & Space Systems products primarily for defense applications. We sell our EMS Wireless products exclusively, and our LXE products predominantly, for commercial applications. We also sell the majority of our SATCOM products for commercial applications. Sales of products for U.S. government end-use comprised 13.2% and 14.7% of our net sales in 2005 and 2004, respectively.
Our sales to customers in the United States accounted for 74.0% of our consolidated net sales in 2005 and 64.2% of our consolidated net sales in 2004. The largest single geographic market for our products outside the U.S. has recently been the United Kingdom, which accounted for 4.6% and 6.6% of net sales in 2005 and 2004 respectively. Net sales from our non-U.S. markets have generally increased when the Euro and other local functional currencies have increased in value as compared with the U.S. dollar.
Following is a summary of significant factors affecting the Company in 2005:
For continuing operations:
•	Net sales reached an all-time high of $310.0 million from continuing operations in 2005. This was mainly due to record sales recorded at our EMS Wireless and SATCOM divisions, and from continued sales growth at our LXE division.

•	Strong operating income was recorded by each of the four divisions in 2005, and in total for continuing operations, was 54% over those reported in 2004.
For discontinued operations:
•	On November 28, 2005, the Company completed the sale of the assets and operating liabilities of its Space & Technology/Montreal division to MacDonald, Dettwiler and Associates, Ltd. of Vancouver, B.C. (“MDA”).

•	On March 9, 2006, the Company completed the sale of the assets and operating liabilities of its SatNet division to Advanced Microwave Technologies, Inc (“Advantech”).

•	2005 included impairment charges of $6.2 million for our SatNet division and $10.0 million for our Space & Technology/Montreal division. They were recorded to reflect the revised estimate of the fair value, less cost to sell, of these divisions. The loss recorded for our discontinued operations also reflected cost increases on certain long-term contracts at our Space & Technology/Montreal (“S&T/Montreal”) division, lower than expected net sales by our SatNet division, and increases in reported costs for both of these Canadian-based operations as a result of a weaker U.S. dollar versus the Canadian dollar.

25 of 81

Description of Net Sales, Costs and Expenses
Net sales
The amount of net sales reported in a given period is the most significant factor affecting our operating income. We sell our products through established networks of value-added-resellers and systems integrators who incorporate our products into the systems they sell to end users. In addition to product sales, we also generate net sales from the sale of maintenance and repair services. Such service revenues have been below 10% of our net sales for each of the three years ended December 31, 2005.
We recognize revenues under most of our customer agreements when we ship units or perform services. If the customer agreement is in the form of a long-term contract (typical in our Defense & Space Systems division), we recognize revenue under the percentage-of-completion method, using the ratio of cost incurred to total estimated cost as the measure of performance.
Cost of sales
We conduct most of our manufacturing efforts in our Atlanta-area facilities, including the manufacture of all of our LXE and Defense & Space Systems products, as well as all EMS Wireless products for the U.S. market. We manufacture EMS Wireless products for distribution outside the U.S. at our Brazilian facility. We manufacture all SATCOM products at our facility in Ottawa, Canada.
Cost of sales includes the cost of materials, payroll and benefits for direct and indirect manufacturing labor, engineering and design costs, outside costs such as subcontracts, consulting or travel related to specific contracts, and manufacturing overhead expenses such as depreciation, utilities and facilities maintenance.
Through our four divisions, we sell a wide range of wireless products into markets with varying competitive conditions; as a result, cost of sales, as a percentage of net sales, varies with each product. The mix of products sold in a given period is a significant factor affecting our operating income. In recent years, the cost-of-sales percentage has generally been lower for LXE and SATCOM products, as compared with products from our Defense & Space Systems and EMS Wireless divisions.
The cost-of-sales percentage is principally a function of competitive conditions, but our SATCOM division is also directly affected by changes in foreign currency exchange rates. SATCOM derives most of its net sales from contracts denominated in U.S. dollars, but the Canada-based SATCOM division incurs most of its costs in Canadian dollars. As the U.S. dollar weakens against the Canadian dollar, our reported manufacturing costs may increase relative to our net sales, which increases the cost-of-sales percentage.
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

26 of 81

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
We enter into forward currency contracts to manage our exposure to changes in foreign currency exchange rates. The notional amount of each forward currency contract is based on the amount of exposure for a specific asset or liability subject to changes in foreign currency exchange rates. We mark these contracts to market in our consolidated statements of operations.
Interest expense
We incur interest expense related to our long-term debt, principally revolving credit loans with U.S. and Canadian banks. The interest rates on most of our long-term debt are variable rates.
Income tax expense
The main factor affecting our effective income tax rate each year is the relative proportion of taxable income that we earn in Canada, where we have a much lower effective rate than in the U.S., or other locations. The lower effective rate in Canada results from certain Canadian tax benefits for research-related expenditures.
Discontinued operations
We have reclassified the assets related to our S&T/Montreal division (through their date of disposition), and Satellite Networks division (for all periods presented) from “assets held and used” to “assets held for sale,” due to decisions to dispose of these operations in the third quarter of 2003 and the second quarter of 2005, respectively. Our discontinued operations have not been profitable for any of the three years ended December 31, 2005 reflecting difficult market conditions for both divisions. We recorded an impairment charge of $2.2 million and $4.0 million for our SatNet division in the fourth and third quarters of 2005, respectively, and additional impairment charges of $10.0 million and $1.7 million in the second quarter of 2005, and third quarter of 2004, respectively, for our Space & Technology/Montreal division.

27 of 81

Results of Operations

	Years Ended December 31
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	67.7	64.7	64.3
Selling, general and administrative expenses	21.5	23.9	22.7
Research and development expenses	5.1	6.7	6.5

Operating income	5.7	4.7	6.5
Non-operating income	0.2	0.4	0.2
Foreign exchange loss	—	(0.1)	(0.1)
Interest expense	(1.3)	(0.9)	(0.8)

Earnings from continuing operations before income taxes	4.6	4.1	5.8
Income tax expense	(1.6)	(1.1)	(1.6)

Earnings from continuing operations	3.0	3.0	4.2

Discontinued operations:
Loss from discontinued operations before income taxes	(6.7)	(3.2)	(21.2)
Income tax benefit	—	0.3	1.7

Loss from discontinued operations	(6.7)	(2.9)	(19.5)

Net earnings (loss)	(3.7)%	0.1%	(15.3)%

Years ended December 31, 2005 and 2004:
Net sales increased by 25.8%, to $310.0 million from $246.5 million, in 2005 as compared with 2004. Net sales increased in each of the Company’s four divisions, including a $38.7 million increase at EMS Wireless. Net sales for EMS Wireless increased as a result of significant orders placed by several U.S. wireless service providers, beginning late in the first quarter of 2005, for our antenna products to expand and upgrade their network coverage footprints. SATCOM’s net sales increased $11.7 million mainly due to continued growth in high-speed-data aeronautical terminals reflecting growth in the military markets, and new U.S. defense applications. LXE’s net sales increased $11.6 million due mainly to increased shipments of products, which we believe was related to market acceptance of our latest product offerings.
Cost of sales, as a percentage of net sales, was 67.7% for 2005, compared with 64.7% for 2004. The increase in the cost-of-sales percentage was mainly due to the very high volume of sales at EMS Wireless, which typically carries a higher cost of sales, as well as a higher cost-of-sales percentage for a new model of base station antenna introduced in 2005.
SG&A, as a percentage of net sales, decreased from 23.9% to 21.5%. The decrease in SG&A percentage was related primarily to the large net sales increase at EMS Wireless and other divisions, which substantially increased the net sales over which we absorb fixed SG&A. Actual expenses increased by $7.7 million primarily due to an increased investment in sales and marketing expenditures in international markets by our LXE division, and higher domestic administrative expenses to support the continued growth in product sales in the Americas. An additional factor in the SG&A growth was the weaker U.S. dollar versus the Canadian dollar and the fluctuations in the Euro, which raised the reported U.S. dollar-equivalent of SG&A expenses incurred in the Canada-based SATCOM division and in LXE’s international subsidiaries.

28 of 81

R&D expenses decreased due to our planned transition from certain internal development programs at D&SS that neared completion to more contract-related efforts on these and other programs. Net R&D also decreased as our SATCOM division engaged in more R&D arrangements involving partial customer reimbursement.
The most significant element of non-operating income for 2004 was a $938,000 pre-tax gain for the sale of non-operating real estate adjoining our facility in Montreal that occurred in March of 2004.
Interest expenses increased from $2.3 million in 2004 to $4.0 million in 2005 due to higher interest rates and increased average debt levels.
The effective income tax rate was 33% in 2005 as compared to 28% in 2004. The increase is due to a significantly higher proportion of earnings in 2005 being derived from the U.S., which has a higher effective income tax rate than most other countries (especially Canada) in which we do business. Our low effective rate in Canada is due to research-related tax benefits.
Years ended December 31, 2004 and 2003:
Net sales increased to $246.5 million in 2004 from $243.9 million in 2003. The largest growth occurred at LXE with a net sales increase of $10.5 million, principally due to increased hardware sales, which we believe were related to our leadership in the introduction of new products, as well as favorable foreign exchange rates that enhanced market conditions in Europe. Net sales of our Defense & Space Systems division also increased approximately $2.3 million due to new orders for commercial applications of our antenna technologies. These increases in net sales were substantially offset by declines in net sales at EMS Wireless and SATCOM. We believe that EMS Wireless’ antenna markets were unfavorably affected in 2004 by consolidation in the telecommunications industry that delayed several carriers’ plans for system expansion. In 2004, net sales at SATCOM were the second highest in the division’s history, but were less than the record levels set in 2003, when orders benefited from new U.S. defense applications of SATCOM products.
Cost of sales, as a percentage of net sales, increased slightly from 64.3% in 2003 to 64.7% in 2004. A significant factor in the increase in the cost-of-sales percentage was the unfavorable effect of a stronger Canadian dollar on the costs associated with our Canadian-based SATCOM division. These increases were somewhat offset by cost savings resulting from selective staff reductions at SATCOM.
SG&A, as a percentage of net sales, increased in 2004 to 23.9% from 22.7% in 2003, mainly due to an increase in the level of selling and marketing expenses in support of sales growth opportunities at LXE. An additional factor in the SG&A growth was the weaker U.S. dollar versus the Canadian dollar and the Euro, which raised the reported U.S. dollar-equivalent of SG&A expenses incurred in the Canada-based SATCOM division and in LXE’s international subsidiaries. The effect of these expense increases was offset somewhat by selective staff reductions at SATCOM.
R&D expenses increased due to development initiatives such as the WIN-T program at D&SS and RFID technology at LXE.
The most significant element of non-operating income for 2004 was a $938,000 pre-tax gain for the sale of non-operating real estate adjoining our facility in Montreal that occurred in March 2004.
In 2004 and 2003, we reported net foreign currency losses of $205,000 and $235,000 respectively, which were mainly the result of a weaker U.S. dollar against the Canadian dollar.
Interest expense increased to $2.3 million from $1.9 million, resulting from interest rate increases, as well as approximately $170,000 of bank fees associated with the extension of our previous revolving loan agreement and the new revolving credit loan initiated in December 2004.
The effective income tax rate was 28% in 2004 and 2003, reflecting a comparable relative proportion of earnings at our Canada-based SATCOM division, which is subject to a much lower effective income tax rate than in the U.S. and other jurisdictions due to tax benefits from research-related expenditures.

29 of 81

Net Sales, Cost of sales, and Operating Income (Loss) by Segment
Our segment net sales, cost of sales as a percentage of respective segment net sales, and segment operating income (loss) for the years ended December 31, 2005, 2004 and 2003 were as follows (in thousands, except percentages):

	Years ended December 31
(in thousands, except percentages)	2005	2004	2003
Net sales:
Defense & Space Systems	$51,394	49,815	47,562
LXE	123,140	111,575	101,075
SATCOM	51,353	39,693	44,736
EMS Wireless	84,146	45,418	51,381
Other	—	17	(900)

Total	$310,033	246,518	243,854

Cost of sales percentage:
Defense & Space Systems	80.0%	79.0%	78.6%
LXE	60.3	60.0	59.9
SATCOM	60.3	60.0	58.2
EMS Wireless	75.9	66.0	63.8
Total	67.7	64.7	64.3

Operating income (loss):
Defense & Space Systems	$3,191	2,614	3,402
LXE	7,520	7,262	6,966
SATCOM	3,524	1,713	5,026
EMS Wireless	4,302	(720)	2,529
Corporate and other	(802)	663	(2,033)

Total	$17,735	11,532	15,890

Defense & Space Systems: Net sales increased in 2005 as compared with 2004 mainly due to increased production activity, including significant work to supply antennas for systems that provide live television on commercial aircraft. Orders for long-term defense contracts slowed at the end of 2005 as a result of delayed funding by the U.S. Department of Defense due to budgetary delays. Net sales increased in 2004 as compared with 2003 due to strong orders growth for long-term defense contracts which resulted in a record backlog of defense orders at the end of 2004, totaling almost $33 million. Net sales in 2004 also reflected greater activity for non-defense orders as compared to the previous year.
The cost-of-sales percentage remained relatively unchanged for years ending December 31, 2005, 2004 and 2003.
LXE: Net sales increased by $11.6 million in 2005 from 2004. This growth in net sales was mainly due to an increase in product shipments for both the U.S. and international markets, which we attribute to market acceptance of our latest product offerings (especially vehicle-mounted computer models) that incorporate the Windows® CE.NET operating system. Fluctuations in exchange rates for the Euro and other foreign currencies compared with the U.S. dollar also influenced the increase in international net sales.
Net sales for our LXE segment increased to $111.6 million in 2004 from $101.1 million in 2003. We believe the growth over this period was due to the continued expansion of our product line of rugged computers for logistics, and the introduction of new partner and service programs. Additionally, we believe that our products’ marketability in Europe and other international markets has benefited from an improved competitive environment and a weakening U.S. dollar over the periods presented.

30 of 81

Cost of sales, as a percentage of net sales, remained relatively stable for the three years ended December 31, 2005.
SG&A expenses increased significantly in 2005 as compared with the previous year due to an increased investment in sales and marketing expenditures in international markets, higher domestic administrative expenses to support the continued growth in product sales in the Americas, and increased domestic selling expenses as a result of higher sales volumes. In addition, SG&A expenses increased in 2005 due to the effect of changes in foreign exchange rates.
SATCOM: Net sales in 2005 increased by 29.4% compared with 2004 as the division achieved two quarterly net sales records in 2005. Net sales increased in 2005 due to continued growth in high-speed-data aeronautical terminals reflecting growth in the military markets, and strong sales of new aeronautical products introduced in the second half of the year.
SATCOM’s net sales declined in 2004 as compared with 2003 due primarily to strong net sales in 2003 resulting from favorable timing of orders near the end of the year. On a normalized basis, we believe that our SATCOM division has shown continued sales growth over the previous three fiscal years. Most of this growth has been due to growth in unit sales of high-speed-data aeronautical and land-mobile portable terminals. These terminals are typically installed on executive jets and on military aircraft and vehicles for senior U.S. military commanders.
The cost-of-sales percentage increased over the years 2003, 2004 and 2005 due to the continued weakening of the U.S. dollar compared with the Canadian dollar. This foreign exchange trend resulted in increased reported costs for our Canada-based SATCOM division relative to sales from its customer agreements, most of which were denominated in U.S. dollars.
EMS Wireless: Net sales for 2005 increased by 85.3% as compared with 2004, due to substantial orders placed by several U.S. wireless service providers, and one in particular, for our next-generation antenna products which were needed to expand and upgrade their network coverage footprints. For 2004, net sales decreased from the preceding year due to lower capital spending by our customers, which we believe related to uncertainty during a period of consolidation in the telecommunications industry. However, the decrease in antenna sales was partly mitigated by substantial growth in sales of repeaters, which set a new record in 2004. Net sales of antennas manufactured by our Brazilian subsidiary were also higher in 2004 compared with 2003, reflecting a period of build-out activity for wireless service providers in Latin American markets.
Cost of sales, as a percentage of net sales, increased in 2005 compared with 2004, due to an unusually high volume of net sales of a newly-introduced model of antenna that had a higher cost-of-sales percentage than our traditional product line, and a related increase in warranty expense. In addition, royalty fees were higher as a technology license was purchased to produce the new remote electrical down-tilt antenna that was released in the second quarter of 2005. The cost-of-sales percentage increased slightly in 2004 compared with 2003, due to additional engineering and manufacturing costs associated with the roll-out of our new antenna product in 2004.
Discontinued Operations: In the third quarter of 2003, and in the second quarter of 2005, our Board of Directors approved a formal plan to sell our Space & Technology/Montreal division, and our Satellite Network operations, respectively. As a result, we have accounted for these divisions as discontinued operations (Space & Technology/Montreal through its date of disposition, and SatNet for all periods presented), and have classified their net assets as assets held for sale.
On November 28, 2005, we completed the sale of the assets and operating liabilities of our Space & Technology/Montreal division to MDA for approximately $21.3 million in cash. Additional payments may be received in future years depending on the extent to which contractual in-orbit incentives are earned under the contract governing S&T/Montreal’s role as payload subcontractor to MDA on the Canadian Radarsat-2 satellite program. The transaction also eliminated a previous contractual requirement that the Company post approximately $3 million to secure in-orbit incentive performance of the Radarsat-2 payload, but the Company remains liable for that amount in the event of specified in-orbit payload failures. The Company recorded a net after-tax gain of $788,000 from the disposal of these operations in 2005. See Note 2 to the Company’s consolidated financial statements.
Also as part of the agreement to sell the net assets of S&T/Montreal, the Company released the purchaser, MDA, from a corporate guarantee, resulting in the Company accruing a $1.7 million long-term liability. This liability represents the Company’s estimated loss under a previous agreement to acquire a sub-license from MDA for $8 million in payments over a six-year period, which would entitle the Company to receive a portion of the satellite service revenues from a specific market territory over the same period. MDA had previously guaranteed that the revenues derived under the sub-license would equal or exceed the acquisition cost of the sub-license; however, without the guarantee, the Company currently estimates that its portion of the satellite service revenues will be less than the acquisition cost, and the Company has accordingly accrued a net long-term liability.

31 of 81

On March 9, 2006, we completed the sale of the assets and operating liabilities of our SatNet division to Advantech. In addition to Advantech’s assumption of trade payables, liabilities under existing SatNet contracts and other specified liabilities, the agreement provides for the payment of aggregate consideration in the amount of $8,827,000, consisting of cash in the amount of $6,502,000 (of which $100,000 had been previously paid) and an interest-bearing note of Advantech in the initial principal amount of $2,325,000. The note is to be repaid in three equal annual installments commencing in May 2007. See Note 16 to the Company’s consolidated financial statements.
The 2005 pre-tax results from our discontinued operations was a loss of $20.9 million. This loss includes impairment charges of $10.0 million and $6.2 million for our Space & Technology/Montreal and SatNet divisions, respectively, in 2005 to reflect the revised estimate of the fair value, less cost to sell, of these divisions. The loss also reflected cost increases on certain long-term contracts at our S&T/Montreal division and lower than expected net sales by our SatNet division. In addition, the results from these Canada-based discontinued operations were adversely affected by a weaker U.S. dollar compared with the Canadian dollar, which increased the reported costs of SatNet’s operations relative to sales under its customer agreements, most of which were denominated in U.S. dollars.
The $7.9 million pre-tax loss from discontinued operations in 2004 related to two significant factors affecting the Space & Technology/Montreal division: two large commercial space contracts experienced combined losses of $5.4 million due to engineering and supplier difficulties, and we recorded an additional $1.7 million charge to write-down the value of assets held for sale to their estimated fair value, less costs to dispose.
The $51.7 million pre-tax loss from discontinued operations in 2003 reflected approximately $34 million of losses for Space & Technology/Montreal from additional costs and reserve provisions for legacy commercial space programs, and additional costs of downsizing. Also significant in 2003 were a $13.5 million charge to write-down the Space & Technology/Montreal assets to estimated fair value, less costs to sell, and a $2.9 million loss related to the disposal in 2003 of a small U.S.-based product line that had been accounted for as discontinued operations.

32 of 81

Liquidity and Capital Resources
During 2005, net cash provided by continuing operating activities was $12.8 million, primarily as a result of our earnings from continuing operating activities and an increase in payables, partially offset by an increase in receivables from higher sales at EMS Wireless, SATCOM and LXE.
Net cash used in operating activities in discontinued operations was $7.5 million mainly due to the loss from discontinued operations and a decrease in payables. We received $21.3 million in cash upon the sale of S&T/Montreal, which has been included in cash flows from investing activities. Total debt decreased by $18.0 million during the twelve months ended December 31, 2005.
On February 11, 2005, the Company amended its U.S. and Canadian revolving credit agreements to increase the aggregate borrowing capacity from $55.0 million to $65.0 million, and to add another financial institution in the U.S. and in Canada to the group of creditors in the agreements. Under this amendment, the aggregate borrowing capacity of the revolving credit agreements was $32.5 million in both the U.S. and Canada. The new U.S. revolver facilities are secured by substantially all tangible and intangible assets of the Company, with certain exceptions for real estate that secures existing mortgages and other permitted liens. The new agreements mature in December 2007. Interest under both the U.S. and the Canadian revolving loans are, at the Company’s option, a function of either the bank’s prime rate or LIBOR. A commitment fee equal to .50% per annum of the daily average unused credit in both the U.S. and Canada is payable quarterly. These credit facilities also restrict our ability to declare or pay cash dividends.
The sale of the S&T/Montreal division resulted in repayment of $21.3 million of our Canadian credit facility. Thereafter, amounts available for borrowing under the Canadian facility were reduced by $15 million, but the credit available under the Company’s U.S. facility was increased by an equal, offsetting amount. We are no longer required to maintain an aggregate reserve of $5.0 million in unused revolving credit and cash related to a S&T/Montreal contract. At December 31, 2005, the Company had $26.9 million available for borrowing in the U.S. and $8.6 million available for borrowing in Canada under the respective revolving credit agreements after current borrowings and outstanding letters of credit.
Subsequent to the end of the year, the Company repaid all of its $31.4 million of borrowings under its U.S. and Canadian revolving credit facilities from the $59.6 million in proceeds from the sale of 3,300,000 initial shares and 495,000 over-allotment shares of its common stock in a public stock offering in February 2006. The Company invested the remaining proceeds from its stock offering along with the $6.4 million received from the closing of the SatNet sale on March 9, 2006 in a government obligations money market fund. This reduction in the Company’s overall debt should reduce our interest expense in the future, and allow us to more readily meet our debt covenants. See Note 16 to the Company’s consolidated financial statements.
Upon the closing of the sale of our SatNet division, the amounts available for borrowing under the Canadian credit facility were reduced by $3.3 million. As of the date of this filing, the Company had a $47.5 million borrowing capacity under its U.S. revolving credit facility, and a $14.2 million borrowing capacity under its Canada revolving credit facility and no borrowings were outstanding under either facility.
The Company expects that capital expenditures in 2006 will range from $10 million to $12 million. These expenditures will be used primarily to purchase equipment that increases or enhances capacity and productivity.
Management believes that cash provided from operations, the proceeds from the sale of its recent public stock offering, and borrowings available under our credit agreements will provide sufficient liquidity to meet the operating and capital expenditure needs for existing operations during the next 12 months.
Off-Balance Sheet Arrangements
The Company has $2.8 million of standby letters of credit to satisfy performance guarantee requirements under certain customer contracts outstanding under the revolving credit agreement. While these obligations are not normally called, they could be called by the beneficiaries at any time before the expiration date should we fail to meet certain contractual requirements. The Company has an additional $1.8 million of standby letters of credit outstanding under another Canadian bank to secure a revolving credit facility for one of its foreign location. The Company has deposited $2.6 million at a Canadian bank as collateral for a portion of these standby letters of credit,

33 of 81

which is classified as restricted cash on the Company’s consolidated balance sheet. Most of this cash will become available to the Company by the middle of 2006 as the underlying letters of credit expire or are settled. At December 31, 2005, the Company had $26.9 million available for borrowing in the U.S. and $8.6 million available for borrowing in Canada under the respective revolving credit agreements after current borrowings and outstanding letters of credit.
As a result of the closing of the sale of its S&T/Montreal division, the Company agreed to pay half (to a maximum of $1.25 million) of the potential liability to satisfy grievance claims arising from previously severed employees of S&T/Montreal who claim to have received insufficient severance payments, and half (to a maximum of $500,000) of any increase in the accrued pension benefit obligation of the post-retirement medical plan from December 31, 2004 to December 31, 2006. In addition, an existing contractual requirement for the Company to post approximately $3 million to secure in-orbit incentive performance of the Radarsat-2 payload was eliminated, but the Company remains liable for that amount in the event of specified in-orbit payload failures. See Note 2 to the Company’s consolidated financial statements.
Also as part of the agreement to sell the net assets of S&T/Montreal, the Company released the purchaser, MDA, from a corporate guarantee, resulting in the Company accruing a $1.7 million long-term liability. This liability represents the Company’s estimated loss under a previous agreement to acquire a sub-license from MDA for $8 million in payments over a six-year period, which would entitle the Company to receive a portion of the satellite service revenues from a specific market territory over the same period. MDA had previously guaranteed that the revenues derived under the sub-license would equal or exceed the acquisition cost of the sub-license; however, without the guarantee, the Company currently estimates that its portion of the satellite service revenues will be less than the acquisition cost, and the Company has accordingly accrued a net long-term liability.
Subsequent to December 31, 2005, the Company closed the sale of its SatNet division. Based on that agreement, the Company is obligated to repurchase from Advantech, at face value, the accounts receivable included in the purchased assets that have not been collected within 90 days after the closing date, with the exception of certain identified receivables that will be repurchased at 75% of face value if they remain uncollected 180 days after the closing. See Note 16 to the Company’s consolidated financial statements.
Commitments and Contractual Obligations
Following is a summary of the Company’s material contractual cash commitments as of December 31, 2005 (in thousands):

	Payments due by period
		Less than			After 5
	Total	1 year	1-3 years	4-5 years	years
Continuing Operations:
Long-term debt, excluding capital lease obligations	$43,070	6,505	25,969	2,680	7,916
Interest on outstanding long-term debt (1)	6,293	1,366	1,822	1,443	1,662
Capital lease obligations	344	326	18	—	—
Operating lease obligations	8,925	3,422	5,333	168	2
Deferred compensation agreements	308	—	—	—	308
Agreement to acquire satellite service sub-license	8,000	—	2,000	2,000	4,000
Purchase commitments (2)	29,655	29,520	5	130	—

Discontinued Operations:
Operating lease obligations	$2,207	638	1,249	317	3
Purchase commitments	731	731	—	—	—

(1)	Reflects the repayment of the Company’s revolving loan balance from the proceeds of its stock offering in February 2006, and the related reduction in variable interest rate. See Note 16 to the Company’s consolidated financial statements.

(2)	Purchase commitments primarily represent existing commitments under purchase orders or contracts to purchase inventory and raw materials for our products. Most of these purchase orders and contracts can be terminated for a fee that is either fixed or based on when termination occurs.
Critical Accounting Policies
Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which often requires the judgment of management in the selection and application of certain accounting principles and methods. We consider the following accounting policies to be critical to understanding our consolidated financial statements, because the application of these policies requires significant judgment on the part

34 of 81

of management, and as a result, actual future developments may be different from those expected at the time that we make these critical judgments.
Revenue recognition on long-term contracts
Revenue recognition for fixed-price, long-term contracts is a critical accounting policy involving significant management estimates by the Defense & Space Systems and SATCOM divisions in continuing operations, as well as the Space & Technology/Montreal division in discontinued operations for periods prior to its November 2005 disposition. Long-term contracts use the ratio of cost-incurred to total-estimated-cost as the measure of performance that determines how much revenue should be recognized (percentage-of-completion method of accounting). Cost incurred and estimates of cost to complete include overhead expenses, which are applied at a budgeted rate; the budgeted overhead rate has historically been closely comparable with the periodic actual overhead rate, but any budget-versus-actual rate variance during an accounting period is expensed in that period, with no effect on revenues recognized.
The determination of total estimated cost relies on engineering estimates of the cost to complete the contract, with allowances for identifiable risks and uncertainties. If changes in engineering estimates result in an expected cost overrun (i.e., the estimated cost to complete exceeds the revenue to be recognized on the remainder of the contract), then revenue recognized-to-date will be adjusted downward, so that the revenue to be recognized on the remainder of the contract will equal the estimated cost to complete. Engineering estimates are frequently reviewed and updated; however, unforeseen problems can occur to substantially reduce the rate of future revenue recognition in relation to costs incurred. As of December 31, 2005, the Company had recognized a cumulative total of $25.1 million in revenues from continuing operations under percentage-of-completion accounting, but which revenues were unbilled as of that date due to the billing milestones specified in the respective customer contracts.
Net sales under cost-reimbursement contracts in the Defense & Space Systems segment are recorded as costs are incurred and include an estimate of fees earned under specific contract terms. Costs incurred include overhead, which is applied at the division’s customer-approved rates. Fixed fees are earned ratably over the life of a contract. Incentive fees are based upon achievement of objective criteria for technical product performance or delivery milestones, although such fees may also be based upon subjective criteria (for example, the customer’s qualitative assessment of the Company’s project management). In all cases related to incentive fee arrangements, the Company does not record revenue until the fee has been earned under the terms of the contract.
Net sales under all other contracts in the Defense & Space Systems and SATCOM segment, as well as all the Company’s other segments, are recognized when units are shipped or services are performed.

35 of 81

Accounting for government research incentives
Our accrual of research incentives from the Canadian government is a critical accounting policy involving management estimates for the SatNet and Space & Technology/Montreal divisions in discontinued operations. These incentives are in the form of a cash reimbursement for a portion of certain qualified research expenditures. Incentives are recorded as a reduction of cost-of-sales, because the underlying research efforts primarily apply to development of technological capabilities for specific business opportunities. For the 2005, total incentives earned were approximately $2.4 million, compared with $3.7 million for 2004. We have established procedures to identify qualified costs and to submit appropriate claims for reimbursement. All of these claims are subject to financial and scientific audits by the Canadian government to determine whether certain expenses qualified for incentive programs. Although historically these audits have not resulted in significant disallowances of previously accrued incentives, such disallowances in the future would have an unfavorable effect on our consolidated statements of operations.
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
Evaluation of long-lived assets for impairment
All long-lived assets on the consolidated balance sheet are periodically reviewed for impairment. If an indication of impairment arises, we test recoverability by estimating the cash flows expected to result from the long-lived assets under several different scenarios, including the potential sale of assets, as well as continued holding of the assets under several different kinds of business conditions. No long-lived assets that were classified as “held and used” were determined to be impaired as of December 31, 2005.
The assets were reclassified from “assets held and used” to “assets held for sale,” for our Space & Technology/Montreal (through the date of its disposition; November 2005) and the SatNet (for all periods presented) divisions due to decisions to dispose of these operations in the third quarter of 2003 and the second quarter of 2005, respectively. As a result, the Space & Technology/Montreal and SatNet divisions were accounted for as discontinued operations, and the net assets held for sale were written down to their estimated fair values upon disposal.
EMS recorded an impairment charge of $2.2 million and $4.0 million for our SatNet division that was recorded in the fourth and third quarters of 2005, respectively, and additional impairment charges of $10.0 million and $1.7 million that were recorded in the second quarter of 2005, and third quarter of 2004, respectively, for our Space & Technology/Montreal division. These impairment charges were recorded to reflect the revised estimate of the fair value, less cost to sell, of these divisions based on discussions with potential purchasers.
On March 9, 2006, the Company closed the sale of the net assets of our SatNet division. See Note 16 to the Company’s consolidated financial statements.
Establishment of reserves for deferred income tax assets
It is management’s current expectation that our Canadian operations will utilize enough research-related tax benefits each year to offset any Canadian federal tax liability for any given year. Historically, we had reserved substantially all the net deferred tax assets associated with these research-related tax benefits (totaling approximately $48 million at the end 2005), because they are unlikely to be realized. However, this reserve was reduced by $.4 million to reflect the expected future utilization of research-related tax benefits following the disposition of our discontinued operations, which were unprofitable. This reserve may be reduced further – resulting in an income tax benefit to future consolidated statements of operations – if: (1) our profitability in Canada increases, which would increase the tax liability available to offset in future years, or (2) the level of our qualified research in Canada decreases, which would lower the tax benefits earned in future years.

36 of 81

Risk Factors and Forward-Looking Statements
The Company has included forward-looking statements in management’s discussion and analysis of financial condition and results of operations. All statements, other than statements of historical fact, included in this report that address activities, events or developments that we expect or anticipate will or may occur in the future, or that necessarily depend upon future events, including such matters as our expectations with respect to future financial performance, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. Actual results could differ materially from those suggested in any forward-looking statements as a result of a variety of factors. Such factors include, but are not limited to:
•	economic conditions in the U.S. and abroad and their effect on capital spending in the Company’s principal markets;

•	difficulty predicting the timing of receipt of major customer orders, and the effect of customer timing decisions on the Company’s quarterly results;

•	successful completion of technological development programs by the Company and the effects of technology that may be developed by, and patent rights that may be held or obtained by, competitors;

•	the ability of the Company to obtain patent licenses, with satisfactory license rights and royalty rates, from owners of RFID-related patents that the Company concludes are valid and would otherwise be infringed by Company products;

•	U.S. defense budget pressures on near-term spending priorities;

•	uncertainties inherent in the process of converting contract awards into firm contractual orders in the future;

•	volatility of foreign exchange rates relative to the U.S. dollar and their effect on purchasing power by international customers, and the cost structure of the Company’s non-U.S. operations, as well as the potential for realizing foreign exchange gains and losses associated with non-U.S. assets or liabilities held by the Company;

•	successful resolution of technical problems, proposed scope changes, or proposed funding changes that may be encountered on contracts;

•	changes in the Company’s consolidated effective income tax rate caused by the extent to which actual taxable earnings in the U.S., Canada and other taxing jurisdictions may vary from expected taxable earnings;

•	successful transition of products from development stages to an efficient manufacturing environment;

•	changes in the rate at which the Company’s products are returned for repair or replacement under warranty;

•	customer response to new products and services, and general conditions in the Company’s target markets (such as logistics, PCS/cellular telephony and space-based communications);

•	the success of certain of the Company’s customers in marketing our line of high-speed commercial airline communications products as a complimentary offering with their own lines of avionics products;

•	the availability of financing for satellite data communications systems and for expansion of terrestrial PCS/cellular phone systems;

•	the extent to which terrestrial systems reduce market opportunities for space-based broadband communications systems by providing extensive broadband Internet access on a dependable and economical basis;

37 of 81

•	development of successful working relationships with local business and government personnel in connection with distribution and manufacture of products in foreign countries;

•	the demand growth for various mobile and high-speed data communications services, and the possible effect of public health concerns about alleged health risks of radio frequency emissions;

•	the Company’s ability to attract and retain qualified personnel, particularly those with key technical skills;

•	the availability of sufficient additional credit or other financing, on acceptable terms, to support any large acquisitions that we believe would contribute to our growth and profitability;

•	the ability to negotiate successfully with potential acquisition candidates, finance acquisitions, or effectively integrate the acquired businesses, products or technologies into the Company’s existing businesses and products;

•	the availability, capabilities and performance of suppliers of basic materials, electronic components and sophisticated subsystems on which the Company must rely in order to perform according to contract requirements, or to introduce new products on the desired schedule;

•	the effects of consolidation in the telecommunications service provider industry, including effects on the numbers of suppliers used by the Company’s customers, the overall demand by such customers for the Company’s products, and the possibility that such customers may demand greater price concessions; and

•	uncertainties associated with U.S. export controls and the export license process, which restrict the Company’s ability to hold technical discussions with customers, suppliers and internal engineering resources and can reduce the Company’s ability to obtain sales from foreign customers or to perform contracts with the desired level of efficiency or profitability.
Additional information concerning these and other potential risk factors is included in Item 1A. of this Annual Report on Form 10-K under the caption “Risk Factors.”

38 of 81

Effect of New Accounting Pronouncements
In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN No. 47 clarifies the conditions under which an entity would have sufficient information to apply an expected value technique to, and recognize a liability for, a conditional asset retirement obligation. This interpretation was effective for the Company at December 31 of the year 2005. The adoption of FIN No. 47 did not have a material impact on the Company’s consolidated financial statements.
In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43 Chapter 4.” SFAS No. 151 more clearly defines when excessive idle facility expense, freight, handling costs, and spoilage are to be current-period charges. In addition, SFAS No. 151 requires the allocation of fixed production overhead to the cost of conversion to be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company expects that SFAS No. 151 will not have a material impact on the Company’s 2006 consolidated financial statements.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)). SFAS No. 123(R) eliminates the intrinsic value method under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued for Employees,” and requires the Company to use a fair-value based method of accounting for share-based payments. Under APB No. 25, no compensation cost related to stock options is recognized in the consolidated statements of operations. SFAS No. 123(R) requires that compensation cost for employee services received in exchange for an award of equity instruments be recognized in the consolidated statements of operations based on the grant-date fair value of that award. The Company expects to adopt the modified prospective method of transition in the first quarter of 2006, which requires that compensation expense be recorded for all unvested stock options at the end of 2005, and any additional options granted thereafter, based on the fair value of the awards determined at the date of grant. The Company anticipates recording an expense in the range of $.5 million to $1.1 million for the year ended December 31, 2006 related to the adoption of SFAS 123(R).
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.” SFAS No. 153 amends APB No. 29 to require that assets exchanged in a nonmonetary transaction are to be measured at fair value except for those exchanges of nonmonetary assets that lack commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The Company expects that SFAS No. 153 will not have a material impact on the Company’s consolidated financial statements.

39 of 81

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
At December 31, 2005, the Company had the following market risk sensitive instruments (in thousands):

Revolving credit loan with U.S. and Canadian banks, maturing in December 2007, interest payable quarterly at a variable rate (8.62% at December 31, 2005)	$26,804
Revolving credit loan with a bank in the United Kingdom, maturing in April 2006, interest payable monthly at a variable rate (5.50% at December 31, 2005)	1,632

Total market-sensitive debt	$28,436

A 1% increase in the interest rates of our market-sensitive debt obligations would have increased interest expense by $512,000 for the year based upon the average outstanding borrowings under these obligations.
As of December 31, 2005, the Company also had intercompany accounts that eliminate in consolidation but that are considered market risk sensitive instruments. Short-term due to (from) the parent, payable (receivable) by international subsidiaries arising from purchase of the parent’s products for sale were as follows:

	Exchange Rate	$U.S.
	($U.S. per unit of	in thousands
	local currency)	(reporting currency)
Canada	0.8577 /Dollar	$1,951
Belgium	1.1840 /Euro	1,727
France	1.1840 /Euro	1,261
Australia	0.7337 /Dollar	1,260
Germany	1.1840 /Euro	611
United Kingdom	1.7185 /Pound	303
Italy	1.1840 /Euro	228
Netherlands	1.1840 /Euro	120
Singapore	0.6013 /Dollar	49
Sweden	0.1258 /Krona	18

Total short-term due to parent		$7,528

The Company has foreign currency risks associated with forward contracts as follows (in thousands, except average contract rate):

		Average	($U.S.)
	Notional	Contract	Fair
	Amount	Rate	Value
Foreign currency forward contracts
Continuing Operations:
Euros (sell for U.S. dollars)	2,600 Euros	1.1738	$(5)
U.S. dollars (sell for Canadian dollars)	9,500 USD	1.1610	11
Australian dollars (sell for U.S. dollars)	1,200 AUD	0.7203	2
British pounds (sell for U.S. dollars)	140 GBP	1.7129	1

			$9

The Company enters into foreign currency forward contracts in order to mitigate the risks associated with currency fluctuations on future cash flows. There were no open forward contracts for discontinued operations as of the end of 2005.

40 of  81

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
The Company’s management, including the Chief Executive Officer (CEO) and its Executive Vice President and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2005, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“disclosure controls”). Based on that evaluation and the material weakness (discussed below) that was identified, the CEO and CFO have concluded that the Company’s disclosure controls were not effective as of December 31, 2005.
(b)  Management’s Annual Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements for external purposes, in accordance with generally accepted accounting principles. Management conducted its evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.
A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s (“PCAOB”) Auditing Standard No. 2 as a control deficiency, or combination of control deficiencies, that results in more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In the course of its evaluation, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005 due to the following material weaknesses:

(a)	The Company did not maintain adequate company level controls. Specifically, the Company’s policies and procedures did not provide for sufficiently detailed supervisory review controls with respect to the accounting functions at the Company’s operating divisions. This deficiency resulted in errors in the Company’s preliminary 2005 consolidated financial statements, and more than a remote likelihood that a material misstatement would not be prevented or detected in the Company’s annual or interim financial statements.

(b)	The Company’s policies and procedures did not provide for a sufficiently detailed review regarding analysis of sales agreements and related documentation in accounting for assets/liabilities held for sale—discontinued operations. This deficiency resulted in a material overstatement of the charge for asset impairment related to certain assets held for sale in the Company’s preliminary 2005 consolidated financial statements.

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
(c)  Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the fourth quarter of 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, the Company plans to implement additional controls and procedures to provide more detailed and effective monitoring of the accounting functions at the divisional level. These controls will involve a combination of increased scrutiny and oversight through corporate-level controls, as well as expected procedures at the divisional level.

41 of  81

(d)  Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
EMS Technologies, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A(b)), that EMS Technologies, Inc. (the Company) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weaknesses in internal control over financial reporting identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2005:
(a)	The Company did not maintain adequate company level controls. Specifically, the Company’s policies and procedures did not provide for sufficiently detailed supervisory review controls with respect to the accounting functions at the Company’s operating divisions. This deficiency resulted in errors in the Company’s preliminary 2005 consolidated financial statements, and more than a remote likelihood that a material misstatement would not be prevented or detected in the Company’s annual or interim financial statements.

(b)	The Company’s policies and procedures did not provide for a sufficiently detailed review regarding analysis of sales agreements and related documentation in accounting for assets/liabilities held for sale - discontinued operations. This deficiency resulted in a material overstatement of the charge for asset impairment related to certain assets held for sale in the Company’s preliminary 2005 consolidated financial statements.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EMS Technologies, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 31, 2006, which expressed an unqualified opinion on those consolidated financial statements.
In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the

42 of  81

achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

KPMG LLP

Atlanta, Georgia
March 31, 2006
ITEM 9B. Other Information.
None.
PART III
ITEM 10. Directors and Executive Officers of the Registrant
The information concerning directors and the Audit Committee financial experts called for by this Item will be contained in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders and is incorporated herein by reference.
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
ITEM 11. Executive Compensation
The information called for by this Item will be contained in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

43 of  81

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information about the Company’s equity compensation plans as of December 31, 2005:

			(c)
	(a)		Number of securities
	Number of securities	(b)	remaining available for
	to be issued upon	Weighted average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column(a))
Equity compensation plans approved by security holders	762,438	$17.94	517,151
Equity compensation plans not approved by security holders	465,300	18.44	128,762

Total	1,227,738	$18.13	645,913

All other information called for by this Item will be contained in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 13. Certain Relationships and Related Transactions
The information called for by this Item will be contained in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 14. Principal Accountant Fees and Services
Information on the Audit Committee’s pre-approval policy for audit services, and information on the principal accountants’ fees and services called for by this Item will be contained in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders and is incorporated herein by reference.
PART IV
ITEM 15. Exhibits, Financial Statement Schedules
(a) 1. Financial Statements
The consolidated financial statements listed in the accompanying Index to Financial Statements, appearing immediately after the Signature Page, are filed as part of this Annual Report on Form 10-K.
(a) 2. Financial Statement Schedules
Schedule II. Valuation and Qualifying Accounts — Years ended December 31, 2005, 2004 and 2003
All other schedules are omitted as the required information is inapplicable, or the information is presented in the financial statements or related notes.

44 of  81

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Directors of
EMS Technologies Canada, Ltd.
We have audited the consolidated financial statements of EMS Technologies Canada, Ltd. (a wholly-owned subsidiary of EMS Technologies, Inc.) as of December 31, 2003 and 2002, and for each of the years in the two-year period ended December 31, 2003 (not presented separately herein), and have issued our report thereon dated February 6, 2004 (except with respect to note 3(b) and 21; which are as of January 6, 2006). Our audits also included Schedule II — Valuation and Qualifying Accounts of EMS Technologies Canada, Ltd. (not presented separately herein) which are included in the related schedule of EMS Technologies, Inc. in this Registration Statement. This financial statement schedule is the responsibility of the Corporation’s management. Our responsibility is to express an opinion based on our audits.
In our opinion, the financial statement schedule of EMS Technologies Canada, Ltd. referred to above, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ottawa, Canada January 6, 2006	Ernst & Young LLP Chartered Accountants
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS (in thousands):

		Years ended December 31, 2005, 2004 and 2003
		Additions
	Balance at	charged to					Balance
	beginning	costs and					at end
Classification	of year	expenses		Deductions		Other	of year
Allowance for Doubtful Accounts:
2003	$1,107	887		(472	) (a)	—	1,522
2004	1,522	455		(971	) (a)	—	1,006
2005	1,006	649		(878	) (a)	—	777
Valuation Allowance for Deferred Tax Assets:
2003	$10,898	18,850	(b)	—		—	29,748
2004	29,748	7,087	(b)	—		—	36,835
2005	36,835	10,134	(b)	—		—	46,969
Valuation Allowance for Assets Held for Sale:
2003	$—	13,500	(c)	—		—	13,500
2004	13,500	1,700	(c)	—		—	15,200
2005	15,200	16,200	(c)	(25,200	) (d)	—	6,200

(a) Deductions represent receivables that were charged off to the allowance during the year, most of which related to quantitatively-derived provisions based upon the aging of accounts receivable.
(b) The 2005, 2004 and 2003 increases in the valuation allowance for deferred tax assets related primarily to the net change in the underlying deferred tax assets associated with the Company’s discontinued operations in Canada. These Canadian deferred tax assets were fully reserved at acquisition due to uncertainty about realization. As a result, approximately $8.9 million of this change in reserves in 2005 and all the changes in reserves in 2004 and 2003 had no effect on the Company’s consolidated statements of operations for respective years.
Approximately $1.2 million of the change in reserves in 2005 related to a net increase in the valuation allowance for deferred tax benefits from foreign net operating losses. This increase was based on management’s assessment that, due to changing business conditions and the limitations of tax planning strategies, the Company is not likely to fully realize these deferred tax assets.
(c) The 2005, 2004 and 2003 charges are adjustments to write down to estimated fair value the S&T/Montreal and SatNet assets held for sale.
(d) Reduction in the allowance as a result of the sale of Company’s S&T/Montreal division.
(a) 3. Exhibits
The following exhibits are filed as part of this report:
2.1 Asset Purchase Agreement dated as of October 28, 2005 between EMS Technologies, Inc. and MacDonald, Dettwiler and Associates Ltd. (incorporated by reference to Exhibit 2.01 to the Company’s Report on Form 8-K dated December 2, 2005).
2.2 Amending Agreement to the Asset Purchase Agreement dated as of November 28, 2005 between EMS Technologies, Inc. and MacDonald, Dettwiler and Associates Ltd. (incorporated by reference to Exhibit 2.02 to the Company’s Report on Form 8-K dated December 2, 2005).
2.3 Asset Purchase Agreement by and among EMS Technologies Canada, Ltd, EMS Technologies, Inc., Advantech Satellite Networks Inc. and Advantech Advanced Microwave Technologies Inc. dated December 22, 2005 (incorporated by reference to Exhibit 2.3 to the Company’s Registration on Form S-3 dated January 13, 2006).

45 of  81

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
4.1 EMS Technologies, Inc. Stockholder Rights Plan dated as of April 6, 1999. (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004).
4.2 Agreement with respect to long-term debt pursuant to Item 601(b)(4)(iii)(A) of regulation S-K (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).
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
4.8 Amendment No. 2, dated August 10, 2005, to U.S. Revolving Credit Agreement. *
4.9 Canadian Revolving Credit Agreement, dated as of December 10, 2004, among EMS Technologies Canada, Ltd., the Company, the lenders from time to time party thereto, and Bank of America, National Association (Canada Branch) as Canadian Administrative Agent and Funding Agent (incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004).
4.10 Canadian Security Agreement, dated as of December 10, 2004, by EMS Technologies Canada, Ltd., in favour of Bank of America, National Association (Canada Branch) as Canadian Collateral Agent (incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004).
4.11 Deed of Movable Hypothec, dated as of December 10, 2004, by EMS Technologies Canada, Ltd., in favour of Bank of America, National Association (Canada Branch) as Canadian Collateral Agent (incorporated by reference to Exhibit 5.0 to the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004).
4.12 Canadian Intellectual Property Security Agreement, dated as of December 10, 2004, by EMS Technologies Canada, Ltd., in favour of Bank of America, National Association (Canada Branch) as Canadian Collateral Agent (incorporated by reference to Exhibit 5.1 to the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004).

46 of  81

4.13 Pledge Agreement, dated as of December 10, 2004, by the Company and certain of its domestic subsidiaries in favour of Bank of America, National Association (Canada Branch) as Canadian Collateral Agent (incorporated by reference to Exhibit 5.2 to the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004).
4.14 Trademark Security Agreement, dated as of December 10, 2004, by the Company and one of its domestic subsidiaries in favour of Bank of America, National Association (Canada Branch) as Canadian Collateral Agent (incorporated by reference to Exhibit 5.3 to the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004).
4.15 Patent Security Agreement, dated as of December 10, 2004, by the Company and one of its domestic subsidiaries in favour of Bank of America, National Association (Canada Branch) as Canadian Collateral Agent (incorporated by reference to Exhibit 5.4 to the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004).
4.16 Form of Note issued by the Company in favour of the lenders under the Canadian Revolving Credit Agreement, dated as of December 31, 2004 (incorporated by reference to Exhibit 5.5 to the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004).
4.17 Amendment No. 1, dated February 11, 2005, to Canadian Revolving Credit Agreement (incorporated by reference to Exhibit 5.6 to the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004).
4.18 Amendment No. 2, dated June 24, 2005, to Canadian Revolving Credit Agreement. *
4.19 Amendment No. 3, dated August 10, 2005, to Canadian Revolving Credit Agreement. *
4.20 Consent and amendment agreement, dated February 2006, to Canadian Revolving Credit Agreement. *
10.1 Letter dated January 17, 2000 between the Company and Alfred G. Hansen concerning the terms of his employment as President and Chief Operating Officer. *
10.2 Form of Agreement between the Company and each of its executive officers, related to certain change-of-control events (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001).
10.3 EMS Technologies, Inc. Deferred Compensation Plan for Non-Employee Directors, as amended, effective December 13, 2004 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004).
10.4 EMS Technologies, Inc. Officers’ Deferred Compensation Plan, as amended, effective December 13, 2004 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004).
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

47 of  81

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
10.10 Form of Stock Option Agreement evidencing options granted after 2005 to executive officers under the EMS Technologies, Inc. 1997 Stock Incentive Plan, together with related Terms of Officer Stock Option, Form 1/25/01 *
10.11 Form of Stock Option Agreement evidencing options granted automatically to non-employee members of the Board of Directors upon their initial election to the Board, under the EMS Technologies, Inc. 1997 Stock Incentive Plan. *
10.12 Form of Stock Option Agreement evidencing options granted automatically to non-employee members of the Board of Directors, upon each election to an additional one-year term of service, under the EMS Technologies, Inc. 1997 Stock Incentive. *
10.13 Form of Stock Option Agreement evidencing options granted to executive officers under EMS Technologies, Inc. 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.14 Form of Stock Option Agreement evidencing options granted automatically under the 1992 Stock Incentive Plan, on a one-time basis and prior to 1998, to non-employee members of the Board of Directors (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).
10.15 EMS Technologies, Inc. 2000 Stock Incentive Plan. *
10.16 Form of Stock Option Agreement evidencing options granted after 2005 to employees under the EMS Technologies, Inc. 2000 Stock Incentive Plan, together with related Terms of Stock Option, Form 02/16/00. *
10.17 Form of Stock Option Agreement evidencing options granted before 2006 to employees under the EMS Technologies, Inc. 2000 Stock Incentive Plan, together with related Terms of Stock Option, Form 02/16/00. *
10.18 EMS Technologies, Inc. Executive Annual Incentive Compensation Plan, as amended through April 30, 1999 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004).
10.19 Form of Indemnification Agreement between the Company and each of its directors (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.20 Form of Indemnification Agreement between the Company and Don T. Scartz (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.21 Summary of compensation arrangements with non-employee members of the Board of Directors, as revised February 17, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated February 24, 2006).
10.22 Summary of 2006 compensation arrangements with executive officers. *
14 EMS Technologies, Inc. Code of Business Ethics and Conduct, as revised February 6, 2004 (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
21.1 Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004).

48 of  81

23.1 Consent of Independent Registered Public Accounting Firm (KPMG LLP); incorporation by reference in Registration Statement Nos. 2-76455, 33-50528, 333-20843, 333-32425, 333-35842, 333-86973 and 333-74770, each on Form S-8, and Registration Statement Nos. 333-131042 and 333-131719, each on Form S-3. *
23.2 Consent of Independent Auditors’ (Ernst & Young LLP); incorporation by reference in Registration Statement Nos. 2-76455, 33-50528, 333-20843, 333-32425, 333-35842, 333-86973 and 333-74770, each on Form S-8, and Registration Statement Nos. 333-131042 and 333-131719, each on Form S-3. *
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32 Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Filed herewith

49 of  81

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMS TECHNOLOGIES, INC.

By: /s/ Alfred G. Hansen	Date: 3/31/06

President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alfred G. Hansen	President and Chief Executive Officer, and Director (Principal Executive	3/31/06
Alfred G. Hansen	Officer)

/s/ Don T. Scartz	Executive Vice President, Chief Financial Officer, and Treasurer (Principal	3/31/06
Don T. Scartz	Financial Officer)

/s/ Gary B. Shell	Vice President, Finance	3/31/06
Gary B. Shell	(Principal Accounting Officer)

/s/ Hermann Buerger	Director	3/31/06
Hermann Buerger

/s/ John R. Kreick	Director	3/31/06
John R. Kreick

/s/ John B. Mowell	Director, Chairman of the Board	3/31/06
John B. Mowell

/s/ Norman E. Thagard	Director	3/31/06
Norman E. Thagard

/s/ John L. Woodward, Jr.	Director	3/31/06
John L. Woodward, Jr.

50 of 81

51 of 81

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
EMS Technologies, Inc.:
We have audited the accompanying consolidated balance sheets of EMS Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the consolidated financial statements or financial statement schedule of EMS Technologies Canada, Ltd., a wholly-owned subsidiary, which financial statements reflect total net sales constituting 27% of total consolidated net sales for the year ended December 31, 2003. Those financial statements and financial statement schedule were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for EMS Technologies Canada, Ltd., is based solely on the report of the other auditors.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.
In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMS Technologies, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 31, 2006 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.
KPMG LLP
Atlanta, Georgia
March 31, 2006

52 of 81

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Directors of
EMS TECHNOLOGIES CANADA, LTD.
We have audited the accompanying consolidated statements of operations, stockholder’s equity and comprehensive income and cash flows of EMS TECHNOLOGIES, INC. CANADA, LTD. (a wholly owned subsidiary of EMS Technologies, Inc.) for the year ended December 31, 2003 (not presented herein). These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Corporation’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Corporation’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of the Corporation for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.
Since the accompanying consolidated financial statements have not been prepared in accordance with accounting principles generally accepted in Canada and our audit has not been conducted in accordance with auditing standards generally accepted in Canada, these financial statements will not satisfy the reporting requirements of Canadian statutes and regulations. The consolidated statements of operations, stockholder’s equity and comprehensive income and cash flows of the Corporation for the year ended December 31, 2003, might be significantly different if the consolidated financial statements had been prepared in accordance with accounting principles generally accepted in Canada.

Ottawa, Canada,	Ernst & Young LLP
February 6, 2004 (except with respect	Chartered Accountants
to notes 3(b) and 21, which are as at
January 6, 2006)

53 of 81

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except net earnings (loss) per share)

	Years ended December 31
	2005	2004	2003
Net sales (note 12)	$310,033	246,518	243,854
Cost of sales	209,808	159,597	156,828
Selling, general and administrative expenses	66,597	58,907	55,283
Research and development expenses	15,893	16,482	15,853

Operating income	17,735	11,532	15,890
Non-operating income	587	1,085	450
Foreign exchange loss	(145)	(205)	(235)
Interest expense	(4,018)	(2,296)	(1,923)

Earnings from continuing operations before income taxes	14,159	10,116	14,182
Income tax expense (note 9)	(4,736)	(2,823)	(3,964)

Earnings from continuing operations	9,423	7,293	10,218

Discontinued operations (note 2):
Loss from discontinued operations before income taxes	(20,910)	(7,928)	(51,689)
Income tax benefit	44	827	4,079

Loss from discontinued operations	(20,866)	(7,101)	(47,610)

Net earnings (loss)	$(11,443)	192	(37,392)

Net earnings (loss) per share (note 8):
Basic:
Earnings from continuing operations	$0.84	0.66	0.95
Loss from discontinued operations	(1.86)	(0.64)	(4.44)

Net earnings (loss)	$(1.02)	0.02	(3.49)

Diluted:
Earnings from continuing operations	$0.84	0.65	0.95
Loss from discontinued operations	(1.86)	(0.63)	(4.42)

Net earnings (loss)	$(1.02)	0.02	(3.47)

Weighted average number of shares (note 8):
Common	11,179	11,094	10,702
Common and dilutive common equivalent	11,225	11,237	10,785
See accompanying notes to consolidated financial statements.

54 of 81

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$12,978	14,553
Restricted cash	2,620	4,715
Trade accounts receivable, net (note 4)	92,973	75,370
Inventories (note 5)	34,673	33,408
Deferred income taxes, net (note 9)	1,433	1,362
Assets held for sale (note 2)	6,732	64,710

Total current assets	151,409	194,118

Property, plant and equipment:
Land	1,150	1,150
Buildings and leasehold improvements	15,242	15,166
Machinery and equipment	76,342	70,160
Furniture and fixtures	8,511	8,061

	101,245	94,537
Less accumulated depreciation and amortization	66,965	63,068

Net property, plant and equipment	34,280	31,469

Deferred income taxes, net — non-current (note 9)	3,634	4,604
Intangible assets, net of accumulated amortization of $3,954 in 2005 and $2,568 in 2004 (note 6)	3,298	3,990
Goodwill	13,526	13,526
Other assets	13,313	7,371

	$219,460	255,078

See accompanying notes to consolidated financial statements.

55 of 81

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
(in thousands, except share data)

	December 31
	2005	2004
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt (note 7)	$6,825	3,462
Accounts payable	34,089	23,840
Income taxes payable	1,866	1,726
Accrued compensation costs	9,402	6,232
Accrued retirement costs (note 10)	2,603	2,453
Deferred service revenue	5,755	5,214
Liabilities related to assets held for sale (note 2)	2,130	24,095
Other current liabilities	4,801	4,043

Total current liabilities	67,471	71,065
Long-term debt, excluding current installments (note 7)	36,583	57,992
Other liabilities	1,750	—

Total liabilities	105,804	129,057

Shareholders’ equity (note 8):
Preferred stock of $1.00 par value per share.
Authorized 10,000,000 shares; none issued	—	—
Common stock of $.10 par value per share.
Authorized 75,000,000 shares, issued and outstanding 11,343,000 in 2005 and 11,164,000 in 2004	1,134	1,116
Additional paid-in capital	71,389	69,058
Accumulated other comprehensive income (loss) — foreign currency translation adjustment	(97)	3,174
Retained earnings	41,230	52,673

Total shareholders’ equity	113,656	126,021

Commitments and contingencies (notes 2, 7, 13, 14, 15, and 16)
	$219,460	255,078

See accompanying notes to consolidated financial statements.

56 of 81

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31
	2005	2004	2003
Cash flows from operating activities:
Net earnings (loss)	$(11,443)	192	(37,392)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and other intangibles amortization	9,742	8,158	8,097
Deferred income taxes	899	(1,079)	(1,414)
Loss (gain) on sale of assets	394	(1,082)	(659)
Loss from discontinued operations	20,866	7,101	47,610
Changes in operating assets and liabilities, net of effects of acquisition:
Trade accounts receivable	(19,187)	(8,837)	9,782
Inventories	(1,122)	(2,012)	(670)
Accounts payable	8,206	5,442	(3,144)
Income taxes payable	14	4,580	(2,175)
Accrued costs, deferred revenue, and other current liabilities	4,416	(1,275)	1,561
Other	14	803	(2,989)

Net cash provided by operating activities in continuing operations	12,799	11,991	18,607
Net cash used in operating activities in discontinued operations (Revised — Note 1)	(7,539)	(9,220)	(17,370)

Net cash provided by operating activities	5,260	2,771	1,237

Cash flows from investing activities:
Purchase of property, plant and equipment	(10,029)	(5,320)	(7,153)
Payments for asset acquisitions	(275)	(1,754)	—
Proceeds from sale of assets	21,931	2,846	1,759

Net cash provided by (used in) investing activities in continuing operations	11,627	(4,228)	(5,394)
Net cash used in investing activities in discontinued operations (Revised — Note 1)	(782)	(2,448)	(1,724)

Net cash provided by (used in) investing activities	10,845	(6,676)	(7,118)

Cash flows from financing activities:
Net increase (decrease) in revolving debt	(16,882)	8,991	(68)
Repayment of term debt	(1,342)	(3,667)	(2,321)
(Increase) decrease in restricted cash	2,095	(4,715)	—
Deferred financing costs paid	(98)	(1,063)	—
Proceeds from exercise of stock options, net of withholding taxes paid	1,966	3,709	3,765

Net cash provided by (used in) financing activities	(14,261)	3,255	1,376

Net change in cash and cash equivalents	1,844	(650)	(4,505)
Effect of exchange rates on cash and cash equivalents	(3,419)	1,023	6,255
Cash and cash equivalents at January 1	14,553	14,180	12,430

Cash and cash equivalents at December 31	$12,978	14,553	14,180

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,869	3,657	3,386
Cash paid for income taxes	2,661	562	2,043
     See accompanying notes to consolidated financial statements.

57 of 81

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three years ended December 31, 2005
					Accum-
					ulated
					other
				Compre-	compre-		Total
	Common Stock		Additional	hensive	hensive		Share-
			paid-in	income	income	Retained	holders’
	Shares	Amount	capital	(loss)	(loss)	earnings	equity
Balance December 31, 2002	10,658	$1,066	60,867		(5,821)	89,873	145,985
Net loss	—	—	—	(37,392)	—	(37,392)	(37,392)
Income tax benefit from exercise of non-qualified stock options (note 9)	—	—	383	—	—	—	383
Exercise of common stock options	356	36	5,474	—	—	—	5,510
Redemption of shares upon exercise of common stock options	(86)	(9)	(1,703)	—	—	—	(1,712)
Foreign currency translation adjustment gain	—	—	—	7,301	7,301	—	7,301
Repurchases of stock	(2)	—	(33)	—	—	—	(33)

Comprehensive loss for 2003				(30,091)

Balance December 31, 2003	10,926	1,093	64,988		1,480	52,481	120,042
Net earnings	—	—	—	192	—	192	192
Income tax benefit from exercise of non-qualified stock options (note 9)	—	—	384	—	—	—	384
Exercise of common stock options	255	25	4,083	—	—	—	4,108
Redemption of shares upon exercise of common stock options	(15)	(2)	(332)	—	—	—	(334)
Foreign currency translation adjustment gain	—	—	—	1,694	1,694	—	1,694
Repurchases of stock	(2)	—	(61)	—	—	—	(61)
Other	—	—	(4)	—	—	—	(4)

Comprehensive income for 2004				1,886

Balance December 31, 2004	11,164	1,116	69,058		3,174	52,673	126,021
Net loss	—	—	—	(11,443)	—	(11,443)	(11,443)
Income tax benefit from exercise of non-qualified stock options (note 9)	—	—	383	—	—	—	383
Exercise of common stock options	221	22	2,642	—	—	—	2,664
Redemption of shares upon exercise of common stock options	(42)	(4)	(691)	—	—	—	(695)
Repurchases of stock		—	(3)	—	—	—	(3)
Foreign currency translation adjustment loss	—	—	—	1,971	1,971	—	1,971
Reclassification due to sale of discontinued operations	—	—	—	(5,242)	(5,242)	—	(5,242)

Comprehensive loss for 2005				(14,714)
Balance December 31, 2005	11,343	$1,134	71,389		(97)	41,230	113,656

See accompanying notes to consolidated financial statements.

58 of 81

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
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
The consolidated financial statements include the accounts of EMS Technologies, Inc. and its wholly owned subsidiaries, LXE Inc., EMS Investment Holdings, Inc., EMS Technologies Canada, Ltd. (included are our SatNet and Space & Technology/Montreal divisions which are accounted for as discontinued operations), and EMS Wireless do Brasil, Ltda. (collectively, “the Company”). All significant intercompany balances and transactions have been eliminated in consolidation. In 2005, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.
In the third quarter of 2003, and in the second quarter of 2005, our Board of Directors approved a formal plan to sell our Space & Technology/Montreal division, and our Satellite Network operations, respectively. As a result, we have accounted for these divisions as discontinued operations (Space & Technology/Montreal through their date of disposition, and SatNet for all periods presented), and have classified their net assets as assets held for sale.
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
— Revenue Recognition
Net sales are derived from sales of the Company’s products to end-users and to other manufacturers or systems integrators. Net sales under certain long-term contracts of the Defense & Space Systems and SATCOM segments, many of which provide for periodic payments, are recognized under the percentage-of-completion method using the ratio of cost incurred to total estimated cost as the measure of performance. Estimated manufacturing cost-at-completion for these contracts are reviewed on a routine periodic basis, and adjustments are made periodically to the estimated cost-at-completion based on actual costs incurred, progress made, and estimates of the costs required to complete the contractual requirements. When the estimated manufacturing cost-at-completion exceeds the contract value, the contract is written down to its net realizable value, and the loss resulting from cost overruns is immediately recognized.
The Company establishes budgeted overhead rates, which are used to apply overhead costs to projects to calculate the estimated cost-to-complete for revenue recognition calculations. The Company expenses the monthly rate variance between actual overhead expenses incurred versus overhead expenses applied at budgeted rates. The monthly rate variance has no effect on the Company’s calculation of revenues to be recognized under percentage-of-completion accounting.
To properly match net sales with costs, certain contracts may have revenue recognized in excess of billings (unbilled revenues), and other contracts may have billings in excess of net sales recognized (customer advance payments). Under long-term contracts, the prerequisites for billing the customer for periodic payments generally involve the Company’s achievement of contractually specific, objective milestones (e.g., completion of design, testing, or other engineering phase, delivery of test data or other documentation, or delivery of an engineering model or flight

59 of 81

hardware). Net sales collected in advance under service contracts are recorded as a liability and recognized over the term of the contract.
Net sales under cost-reimbursement contracts in the Defense & Space Systems segment are recognized depending on the type of fee specified in the contract. Contracts may have a fixed fee, award fee or a combination of these.
A fixed fee is recognized over the performance of a cost-reimbursement contract in the same ratio as the costs incurred to date to the total target contract costs at completion. This same ratio is used for both billing the customer and recognizing net sales. If the expected costs to be incurred under the contract subsequently become materially different from the original estimated total costs, the fixed fee ratio and related fee recognition are adjusted accordingly. If the contract includes a clause for partial withholding of the fee pending specific acceptance or performance criteria, then the amount of withheld fee to be recognized will depend upon management’s evaluation of the likelihood of the withheld fee amount being paid.
An award or incentive fee is usually variable based upon specific performance criteria stated in the contract. Award or incentive fees are recognized at 100% only upon achieving the contractual criteria, and after the customer has approved or granted the award or incentive.
Net sales under all other contracts in the Defense & Space Systems and SATCOM segment, as well as in the LXE, and EMS Wireless segments are recognized when units are shipped or services are performed.
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
— Cash Equivalents
The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents as of December 31 included investments of $1,459,000 in 2005 and $1,649,000 in 2004 in U.S. Government Securities, money market instruments and interest-bearing deposits each purchased with an initial or remaining term of less than three months.
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

60 of 81

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
— Earnings Per Share
Basic earnings per share is the per share allocation of income available to common shareholders based only on the weighted average number of common shares actually outstanding during the period. Diluted earnings per share represents the per share allocation of income attributable to common shareholders based on the weighted average number of common shares actually outstanding plus all dilutive potential common shares outstanding during the period.
— Goodwill and Intangible Assets
Goodwill represents the excess purchase price paid by the Company over the fair value of the tangible and intangible assets and liabilities acquired. Other intangible assets are valued at fair value at the date of acquisition. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is not being amortized, but instead is subject to an annual assessment of impairment by applying a fair-value based test. Intangible assets held by the Company represent satellite communications technology, intellectual property and product designs purchased as part of the acquisitions of various companies. Acquisitions for the two years ending December 31, 2005 include Multiple Services Technologies, Inc. in 2004, and other small purchases. These intangible assets are amortized on a straight-line basis over their estimated useful lives of 2.5 to 6 years.
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
— Stock Option Plans
The Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company adopted the disclosure requirements of SFAS No. 123,

61 of 81

“Accounting for Stock-Based Compensation.” SFAS No. 123 allowed entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by SFAS No. 123.
In accordance with SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”, the following table illustrates the effect on net earnings (loss), and earnings (loss) per share if the Company had applied the fair value method to measure stock-based compensation (in thousands, except net earnings (loss) per share):

	2005	2004	2003
Net earnings (loss):
As reported	$(11,443)	192	(37,392)
Stock-based employee compensation expense determined under the fair value method, net of tax	(947)	(2,137)	(3,061)

Pro forma	$(12,390)	(1,945)	(40,453)

Basic net earnings (loss) per share:
As reported	$(1.02)	0.02	(3.49)
Pro forma	(1.11)	(0.18)	(3.78)
Diluted net earnings (loss) per share:
As reported	$(1.02)	0.02	(3.47)
Pro forma	(1.10)	(0.17)	(3.75)
In December 2004, SFAS No. 123 was revised to require that the cost resulting from all share-based payment transactions should be recognized in the financial statements, beginning with the first interim period in 2006.
— Foreign Currency Translation
Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at current exchange rates. Income and expenses of the foreign subsidiaries are translated into U.S. dollars at the approximate average exchange rates that prevailed during the years presented. The functional currency of all subsidiaries is considered to be the local currency; consequently, adjustments resulting from the translation of the subsidiaries’ financial statements (including long-term financing from the parent) are reflected in accumulated other comprehensive income (loss) in shareholders’ equity and not as a part of the results of operations. The Company accrues foreign currency exchange gains or losses on direct export activity, on the LXE European subsidiaries’ short-term intercompany liabilities that arise from the purchase of the parent’s products for resale, and on work performed in the U.S. for Canadian subsidiaries.
— Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments, and is presented in the consolidated statements of shareholders’ equity and comprehensive income (loss).
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
Certain of the Company’s routine long-term contracts to deliver antennas and other hardware for satellite communications are considered to be derivative instruments because these contracts create long-term obligations for non-U.S. customers to pay the

62 of 81

Company’s Canadian subsidiary in U.S. dollars. These “embedded” derivatives do not qualify as hedging instruments and are accounted for at fair value. None of the Company’s derivative instruments were designated as hedges in 2005 or 2004 and as a result all unrealized gains or losses are reflected currently in foreign exchange loss on the consolidated statements of operations.
— Warranties
The Company provides a limited warranty for each of its products. Upon sale, the Company records a liability for the estimated costs to be incurred under warranties. The amount of this warranty liability is based on historical, as well as expected, rates of warranty claims. The warranty liability is periodically reviewed for adequacy and adjusted as necessary.
— Effect of New Accounting Pronouncements
In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN No. 47 clarifies the conditions under which an entity would have sufficient information to apply an expected value technique to, and recognize a liability for, a conditional asset retirement obligation. This interpretation was effective for the Company at December 31, 2005. The Company expects that FIN No. 47 will not have a material impact on the Company’s consolidated financial statements.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43 Chapter 4.” SFAS No. 151 more clearly defines when excessive idle facility expense, freight, handling costs, and spoilage are to be current-period charges. In addition, SFAS No. 151 requires the allocation of fixed production overhead to the cost of conversion to be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company expects that SFAS No. 151 will not have a material impact on the Company’s 2006 consolidated financial statements.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)). SFAS No. 123(R) eliminates the intrinsic value method under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued for Employees,” and requires the Company to use a fair-value based method of accounting for share-based payments. Under APB No. 25, no compensation cost related to stock options is recognized in the consolidated statements of operations. SFAS No. 123(R) requires that compensation cost for employee services received in exchange for an award of equity instruments be recognized in the consolidated statements of operations based on the grant-date fair value of that award. The Company expects to adopt the modified prospective method of transition in the first quarter of 2006, which requires that compensation expense be recorded for all unvested stock options at the end of 2005, and any additional options granted thereafter, based on the fair value of the awards determined at the date of grant. The Company anticipates recording an expense in the range of $.5 million to $1.1 million for the year ended December 31, 2006 related to the adoption of SFAS 123(R).
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.” SFAS No. 153 amends APB No. 29 to require that assets exchanged in a nonmonetary transaction are to be measured at fair value except for those exchanges of nonmonetary assets that lack commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The Company expects that SFAS No. 153 will not have a material impact on the Company’s consolidated financial statements.

63 of 81

(2) DISCONTINUED OPERATIONS
In the third quarter of 2003, and in the second quarter of 2005, our Board of Directors approved a formal plan to sell our Space & Technology/Montreal division, and our Satellite Networks operations, respectively. As a result, we have accounted for these divisions as discontinued operations (Space & Technology/Montreal through their date of disposition, and SatNet for all periods presented), and have classified their net assets as assets held for sale.
On November 28, 2005, we completed the sale of the assets and operating liabilities of our Space & Technology/Montreal division to MDA for $21.3 million in cash. Additional payments may be received in future years depending on the extent to which contractual in-orbit incentives are earned under the contract governing S&T/Montreal’s role as payload subcontractor to MDA on the Canadian Radarsat-2 satellite program. The transaction also eliminated a previous contractual requirement that the Company post approximately $3 million to secure in-orbit incentive performance of the Radarsat-2 payload, but the Company remains liable for that amount in the event of specified in-orbit payload failures.
Also as part of the agreement to sell the net assets of S&T/Montreal, the Company released the purchaser, MDA, from a corporate guarantee, resulting in the Company accruing a $1.7 million long-term liability. This liability represents the Company’s estimated loss under a previous agreement to acquire a sub-license from MDA for $8 million in payments over a six-year period, which would entitle the Company to receive a portion of the satellite service revenues from a specific market territory over the same period. MDA had previously guaranteed that the revenues derived under the sub-license would equal or exceed the acquisition cost of the sub-license; however, without the guarantee, the Company currently estimates that its portion of the satellite service revenues will be less than the acquisition cost, and the Company has accordingly accrued a net long-term liability.
The Company recorded a net after-tax gain in 2005 of $788,000 from the disposal of its S&T/Montreal division, and has incurred certain costs associated with its disposal including termination benefits to certain individuals who were employed in senior positions in the S&T/Montreal division but who were not retained by the purchaser, and other associated costs, including transaction fees to the selling agent and the Company’s attorneys. Total costs expected to be incurred, incurred through December 31, 2005, and the cumulative amount incurred to date for the disposal of this operation was $2.2 million. These costs are included in the loss from discontinued operations line on the Company’s consolidated statement of operations for 2005. The following table summarizes, in thousands of dollars, the liability of costs incurred for the disposal of our S&T/Montreal division as of the end of 2005:

	Liability	Costs incurred	Costs	Adjustments	Liability
	at	and expensed	paid	in	at
	Dec 31, 2004	in 2005	in 2005	2005	Dec 31, 2005
Termination benefits	—	$1,230	183	—	1,047

Other associated costs	—	1,016	855	—	161

Total	—	$2,246	1,038	—	1,208

On March 9, 2006, the Company completed the sale of the assets and operating liabilities of its SatNet division to Advantech. In addition to Advantech’s assumption of trade payables, liabilities under existing SatNet contracts and other specified liabilities, the agreement provides for the payment of aggregate consideration in the amount of $8,827,000, consisting of cash in the amount of $6,502,000 (of which $100,000 had been previously paid) and an interest-bearing note of Advantech in the initial principal amount of $2,325,000. The note is to be repaid in three equal annual installments commencing in May 2007. See Note 16 to the Company’s consolidated financial statements.
The 2005 pre-tax results from our discontinued operations was a loss of $20.9 million. This loss includes impairment charges of $10.0 million and $6.2 million for our Space & Technology/Montreal and SatNet divisions, respectively, in 2005 to reflect the revised estimate of the fair value, less cost to sell, of these divisions. The loss reflected cost increases on certain long-term contracts at our S&T/Montreal division and lower than expected net sales by our SatNet division. In addition, the results from these Canada-based discontinued operations were adversely affected by a weaker U.S. dollar compared with the Canadian dollar. This change in foreign exchange rates increased the reported costs of the Canada-based SatNet operations relative to sales from their customer agreements, most of which were denominated in U.S. dollars.
The $7.9 million pre-tax loss from discontinued operations in 2004 related to two significant factors affecting the Space & Technology/Montreal division: two large commercial space contracts experienced combined losses of $5.4

64 of 81

million due to engineering and supplier difficulties, and we recorded an additional $1.7 million charge to write-down the value of assets held for sale to their estimated fair value, less costs to dispose.
The $51.7 million pre-tax loss from discontinued operations in 2003 reflected approximately $34 million of losses for Space & Technology/Montreal from additional costs and reserve provisions for legacy commercial space programs, and additional costs of downsizing. Also significant in 2003 were a $13.5 million charge to write-down the Space & Technology/Montreal assets to estimated fair value, less costs to sell, and a $2.9 million loss related to the disposal in 2003 of a small U.S.-based product line that had been accounted for as discontinued operations.
The results of these discontinued operations for 2005, 2004 and 2003 were as follows (in thousands):

	2005	2004	2003
Net sales	$59,780	65,786	38,813
Expenses	64,490	72,014	74,075
Loss on sale of assets	—	—	2,927
Estimated loss on disposal	16,200	1,700	13,500

Loss before income taxes	(20,910)	(7,928)	(51,689)
Income tax benefit	44	827	4,079

Loss from discontinued operations	$(20,866)	(7,101)	(47,610)

The table below presents the components of the balance sheet accounts classified as current assets and liabilities related to assets held for sale as of December 31, 2005 and 2004 (in thousands):

	2005	2004
Trade accounts receivable, net	$3,417	18,879
Inventories	3,035	8,022
Investments	—	2,709
Property, plant and equipment, net	—	24,298
Non-current accounts receivable, net	—	6,516
Accrued pension assets	—	3,255
Other assets	280	1,031

Total assets held for sale	$6,732	64,710

Accounts payable	$1,587	15,185
Long term debt	—	2,783
Post-retirement obligations	—	4,481
Other current liabilities	543	1,646

Total liabilities related to assets held for sale	$2,130	24,095

65 of 81

(3) ACQUISITIONS
The Company occasionally expands its technology base by acquiring small companies or their assets. In 2004 and 2005, the Company invested a total of $1.8 million and $326,000 on acquisitions, respectively. The largest investment for the two years ending December 31, 2005 was in Multiple Services Technologies, Inc. D/B/A Multitech Corp in 2004. This acquisition was not significant and as a result, pro forma disclosures have not been presented.
(4) TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable at December 31, 2005 and 2004 included the following (in thousands):

	2005	2004
Amounts billed	$71,662	57,010
Unbilled revenues under long-term contracts (1)	25,086	21,241
Customer advanced payments	(2,998)	(1,875)
Allowance for doubtful accounts	(777)	(1,006)

Trade accounts receivable, net	$92,973	75,370

(1)	Unbilled net sales under long-term contracts are usually billed and collected within one year.
(5) INVENTORIES
Inventories at December 31, 2005 and 2004 included the following (in thousands):

	2005	2004
Parts and materials	$23,020	23,789
Work in process	2,783	3,605
Finished goods	8,870	6,014

Inventories	$34,673	33,408

(6) OTHER INTANGIBLE ASSETS
In 2004, the Company acquired certain assets of Multitech, and recorded an intangible asset of $989,000 on the consolidated balance sheet. As of December 31, 2005, the net amount of this intangible asset was $693,000. This intangible asset is being amortized over an estimated useful life of 5 years. Amortization expense relating to this intangible asset was $198,000 in 2005, with amortization expense of $198,000 expected for each of the next three years, and $99,000 in the fourth year.
The Company also acquired various intangible assets through acquisitions of technology companies in prior years totaling $6,263,000 based on the year-end foreign currency exchange rate. As of December 31, 2005, the net amount of these additional intangible assets was $2,605,000. These intangible assets are being amortized over their estimated useful lives which range from 2.5 to 6 years. Amortization expense relating to these intangible assets was $1,189,000 in 2005, with amortization expense of $1,018,000 expected for each of the next two years, $383,000 in the third year, and $186,000 in the fourth year.

66 of 81

(7) LONG-TERM DEBT
The following is a summary of long-term debt at December 31, 2005 and 2004 (in thousands):

	2005	2004
Revolving credit loans with U.S. and Canadian financial institutions, secured by substantially all the assets of the Company, except for certain real estate that secures existing mortgages and other permitted liens, maturing in December 2007, interest payable quarterly at a variable rate (8.62% at the end of 2005 and 6.66% at the end of 2004)	$26,804	43,417
Promissory note, secured by a first mortgage on the Company’s headquarters facility, maturing in 2016, principal and interest payable in equal monthly installments of $103,975 with a fixed interest rate of 8.0%	8,889	9,404
Term loan with an insurance company, secured by a U.S. building, maturing in February 2014, principal and interest payable in equal monthly installments of $67,832 with a fixed interest rate of 7.1%	4,995	5,438
Capital lease agreements, secured by machinery and equipment, computer hardware, software and peripherals, with various terms through 2008, due in quarterly installments with implicit interest rates of 3.0% to 13.0%	338	772
Financing agreements, related to installation of computer hardware and peripherals and implementation of software, maturing in April 2007, principal and interest payable in equal quarterly installments of $155,000 with an average fixed interest rate of 5.79%	750	687
Revolving credit loan with a bank in the United Kingdom, maturing in April 2006, interest payable monthly at a variable rate (5.50% at the end of 2005 and 5.75% at the end of 2004)	1,632	1,736

Total long-term debt	43,408	61,454
Less current installments of long-term debt	6,825	3,462

Long-term debt, excluding current installments	$36,583	57,992

On February 11, 2005, the Company amended its U.S. and Canadian revolving credit agreements to increase the aggregate borrowing capacity from $55.0 million to $65.0 million, and to add another financial institution in the U.S. and in Canada to the group of creditors in the agreements. Under this amendment, the aggregate borrowing capacity of the revolving credit agreements was $32.5 million in both the U.S. and Canada. The new U.S. revolver facilities are secured by substantially all tangible and intangible assets of the Company, with certain exceptions for real estate that secures existing mortgages and other permitted liens. The new agreements mature in December 2007. Interest under both the U.S. and the Canadian revolving loans are, at the Company’s option, a function of either the bank’s prime rate or LIBOR. A commitment fee equal to .50% per annum of the daily average unused credit in both the U.S. and Canada is payable quarterly. These credit facilities also restrict our ability to declare or pay cash dividends.
The sale of the S&T/Montreal division resulted in repayment of $21.3 million of our Canadian credit facility. Thereafter, amounts available for borrowing under the Canadian facility were reduced by $15 million, but the credit available under the Company’s U.S. facility was increased by an equal, offsetting amount. We are no longer required to maintain an aggregate reserve of $5.0 million in unused revolving credit and cash related to an S&T/Montreal contract.
The Company has $2.8 million of standby letters of credit to satisfy performance guarantee requirements under certain customer contracts outstanding under the revolving credit agreement. While these obligations are not normally called, they could be called by the beneficiaries at any time before the expiration date should we fail to meet certain contractual requirements. The Company has an additional $1.8 million of standby letters of credit outstanding under another Canadian bank to secure a revolving credit facility for one of its foreign location. The Company has deposited $2.6 million at a Canadian bank as collateral for a portion of these standby letters of credit, which is classified as restricted cash on the Company’s consolidated balance sheet. Most of this cash will become available to the Company by the middle of 2006 as the underlying letters of credit expire or are settled. At December 31, 2005, the Company had $26.9 million available for borrowing in the U.S. and $8.6 million available for borrowing in Canada under the respective revolving credit agreements after current borrowings and outstanding letters of credit.

67 of 81

The revolving credit agreements include a covenant that establishes a quarterly minimum required consolidated net worth. The minimum consolidated net worth required at December 31, 2005 was approximately $113 million, as compared with the reported consolidated net worth of approximately $114 million. Other covenants under the agreements include a maximum ratio of total funded debt to historical earnings before interest, taxes, depreciation, and amortization (EBITDA) and a minimum ratio of historical EBITDA less capital expenditures and taxes paid to specified fixed charges, mainly interest and scheduled principal repayments under all debt agreements. There are various other debt covenants that are customary in such borrowings. The agreements also restrict the ability of the Company to declare or make cash dividends. At December 31, 2005, the Company was in compliance with these covenants.
Following is a summary of the combined principal maturities of all long-term debt (in thousands):

2006	$6,825
2007	24,785
2008	1,202
2009	1,289
2010	1,391
Thereafter	7,916

Total principal maturities	$43,408

Included in these totals are principal payments to be made under the Company’s capital lease agreements.
Following is a summary of annual payment totals under capital lease agreements (in thousands):

2006	$326
2007	12
2008	6

Total capital lease payments	344
Less: Interest payments	(6)

Capital lease obligations	$338

Subsequent to the end of the year, the Company repaid all of its borrowings under its U.S. and Canadian revolving credit facilities, which then totaled $31.4 million, from the $59.6 million in proceeds from the sale of 3,300,000 initial shares and 495,000 over-allotment shares of its common stock in a public stock offering in February 2006. The Company invested the remaining proceeds from its stock offering along with the $6.4 million received from the closing of the SatNet sale on March 9, 2006 in a government obligations money market fund. This reduction in the Company’s overall debt should reduce our interest expense in the future and allow us to more readily meet our debt covenants.
Upon the closing of the sale of our SatNet division on March 9, 2006, the amounts available for borrowing under the Canadian credit facility were reduced by $3.3 million. And as of that date, the Company had a $47.5 million borrowing capacity under its U.S. revolving credit facility and a $14.2 million borrowing capacity under its Canada revolving credit facility and no borrowings were outstanding under either facility.

68 of 81

(8) STOCK PLANS
The Company has granted non-qualified stock options to key employees and directors under several stock option plans. All outstanding options have been granted at 100% of fair market value on each option’s grant date. All outstanding options become exercisable from one to three years after the date of grant and expire from six to ten years after the date of grant. Under all plans at December 31, 2005, options for a total of approximately 1,051,062 shares of stock were exercisable, and there were approximately 645,913 shares available for future grants.
Following is a summary of activity in all of the Company’s stock option plans for the years ended December 31, 2005, 2004 and 2003 (shares in thousands):

		Weighted Average
		Exercise Price
	Shares	Per Share
Options outstanding at December 31, 2002	1,788	$17.19
Granted	318	14.24
Canceled or expired	(356)	15.49
Exercised	(12)	18.46

Options outstanding at December 31, 2003	1,738	16.85

Granted	218	20.07
Canceled or expired	(135)	20.72
Exercised	(255)	16.13

Options outstanding at December 31, 2004	1,566	17.08

Granted	72	14.81
Canceled or expired	(189)	15.30
Exercised	(221)	12.06

Options outstanding at December 31, 2005	1,228	$18.13

The weighted average fair value of options granted in 2005, 2004, and 2003 was $13.32, $13.85, and $10.58, respectively. These fair values were based on the Black-Scholes option pricing model and a weighted average risk-free rate of return of 3.9% in 2005, 3.5% in 2004, and 2.8% in 2003, terms from four to ten years, expected volatility of 65% in 2005, 61% in 2004, and 68% in 2003, and no expected dividend yield.
Following is a summary of options outstanding at December 31, 2005 (shares in thousands):

	Outstanding			Exercisable
		Weighted	Weighted Average		Weighted
Range of		Average	Remaining Years In		Average
Exercise Prices	Shares	Per Share	Contractual Life	Shares	Per Share
$11.63 - 13.90	149	$13.03	6.0	122	$12.98
14.00 - 14.94	153	14.23	6.6	141	14.23
15.25 - 15.81	98	15.64	5.2	44	15.71
16.08 - 17.88	196	16.97	1.1	196	16.97
18.00 - 18.99	251	18.67	3.9	223	18.64
19.04 - 22.75	173	21.09	5.9	120	20.82
23.50 - 23.88	208	23.80	3.6	205	23.80
11.63 - 23.88	1,228	18.13	4.4	1,051	18.21

69 of 81

In the Company’s capital structure, stock options are the only securities that are potentially dilutive in the future to basic earnings (loss) per share for the years ended December 31, 2005, 2004 and 2003, summarized as follows (shares in thousands):

	2005	2004	2003
Dilutive stock options, included in earnings (loss) per share calculations:
Shares	437	761	1,367
Average price per share	$14.32	13.64	15.10
Anti-dilutive stock options, excluded from earnings (loss) per share calculations:
Shares	791	805	371
Average price per share	$20.24	20.34	23.31
Following is a reconciliation of the denominator for basic and diluted earnings (loss) per share calculations for the years ended December 31, 2005, 2004 and 2003 (shares in thousands):

	2005	2004	2003
Basic earnings (loss) per share denominator	11,179	11,094	10,702
Common equivalent shares from dilutive stock options	46	143	83

Diluted earnings (loss) per share denominator	11,225	11,237	10,785

Under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company is permitted to continue accounting for the issuance of stock options in accordance with Accounting Principles Board (“APB”) Opinion No. 25, which does not require recognition of compensation expense for option grants unless the exercise price is less than the market price on the date of grant. As a result, the Company has not recognized any compensation cost for stock options. If the Company had recognized compensation cost for the “fair value” of option grants under the provisions of SFAS No. 123, the pro forma financial results for 2005, 2004, and 2003 would have differed from the actual results, as presented in Note 1 (Basis of Presentation and Summary of Significant Accounting Policies).
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

70 of 81

(9) INCOME TAXES
Total income tax (expense) benefit provided for in the Company’s consolidated financial statements consists of the following for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
Income tax expense, continuing operations	$(4,736)	(2,823)	(3,964)
Income tax benefit, discontinued operations	44	827	4,079
Income tax benefit resulting from exercise of stock options credited to stockholders’ equity	383	384	383

Total	$(4,309)	(1,612)	498

The components of income tax (expense) benefit for continuing operations for the years ended December 31, 2005, 2004 and 2003 were (in thousands):

	2005	2004	2003
Current:
Federal	$(3,711)	(2,562)	(2,407)
State	(629)	(359)	(396)
Foreign	503	(981)	(2,242)

Total	(3,837)	(3,902)	(5,045)

Deferred:
Federal	(29)	1,068	532
State	164	52	90
Foreign	(1,034)	(41)	459

Total	(899)	1,079	1,081

Total income tax expense	$(4,736)	(2,823)	(3,964)

Income tax expense for continuing operations differed as follows from the amounts computed by applying the U.S. federal income tax rate of 34% to earnings from continuing operations before income taxes for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
Computed “expected” income tax expense	$(4,814)	(3,440)	(4,822)
Reduction (increase) in income tax:
State income taxes, net of federal income tax effect	(276)	(159)	(36)
Tax credits from research activities	79	105	101
Difference in effective foreign tax rates	990	669	942
Net increase to valuation allowance for deferred tax assets	(797)	—	—
Other	82	2	(149)

Income tax expense	$(4,736)	(2,823)	(3,964)

In 2004 and 2003, income tax expense for continuing operations is net of tax benefits, totaling $124,000 and $352,000, respectively, recognized from foreign net operating loss. The Company’s net deferred tax assets at December 31, 2005 include $1,798,000 related to a cumulative $6,749,000 net operating loss incurred by certain international operations, for which the Company has recognized an income tax benefit. In 2005, the Company increased by $797,000 the valuation allowance on deferred tax benefits for foreign net operating losses; this increase was based on management’s assessment that, due to changing business conditions and the limitation of tax planning strategies, the Company was not more likely than not to fully realize these deferred tax assets.

71 of 81

The Company expects to retain all deferred tax assets and liabilities after disposal of assets held for sale. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below (in thousands):

	2005	2004
Deferred tax assets:
Accounts receivable	$214	252
Inventories	1,544	1,690
Accrued compensation costs	834	731
Gain on sales to foreign subsidiaries	232	182
Accrued warranty costs	1,669	1,025
Accrued post-retirement benefits	—	1,445
Foreign research expense and tax credit carry forward	48,136	40,843
Foreign net operating loss carry forward	1,798	2,034
Investment	3,265	3,265
Credit for corporate minimum tax	—	306
Research and development credit carry forward	—	900
Intellectual property	218	250
Other	365	285

Total gross deferred tax assets	58,275	53,208
Valuation allowance	(46,969)	(36,835)

Net deferred tax assets	11,306	16,373

Deferred tax liabilities:
Property, plant and equipment	6,174	9,056
Pension asset	—	1,048
Customer holdbacks receivable	65	303

Total gross deferred tax liabilities	6,239	10,407

Net deferred tax assets	$5,067	5,966

The U.S. continuing operations are consolidated for federal income tax purposes. These U.S. continuing operations had earnings before income taxes of $7,430,000 in 2005, $4,705,000 in 2004, and $6,612,000 in 2003. The continuing combined foreign operations reported earnings before income taxes of $6,729,000, $5,411,000, and $7,570,000 in 2005, 2004, and 2003, respectively.
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
The Company’s contribution to this plan is determined each year by the Board of Directors. There is no required minimum annual contribution, but the target contribution has been approximately 6% of base payroll. The Company’s total expense related to the defined contribution plan totaled $2.6 million in 2005, $2.5 million for 2004, and $2.6 million for 2003.
The Company sponsors qualified retirement savings plans in the U.S., Canada and the United Kingdom, in which the Company matches a portion of each eligible employee’s contributions. The Company’s matching contributions to these plans were $1.6 million in 2005, $1.6 million in 2004, and $1.5 million in 2003.

72 of 81

(11) FAIR VALUE OF FINANCIAL INSTRUMENTS
The following summarizes certain information regarding the fair value of the Company’s financial instruments at December 31, 2005 and 2004:
Cash and cash equivalents, restricted cash, trade accounts receivable and accounts payable — The carrying amount approximates fair value because of the short maturity of these instruments.
Long-term debt — Most of the Company’s long-term debt bears interest at variable rates that management believes are commensurate with rates currently available on similar debt. Accordingly, the carrying value of variable-rate long-term debt approximates fair value.
The Company has two fixed-rate, long-term mortgages. One mortgage has an 8.0% current rate and a carrying amount at December 31, 2005 and 2004 of $8.9 million, and $9.4 million, respectively. The other mortgage has an 7.1% rate and a carrying amount at December 31, 2005 and 2004 of $5.0 million and $5.4 million, respectively. The carrying amounts of the mortgages approximate fair value, based on current market rates at which the Company could borrow funds with similar remaining maturities.
(12) BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION
The Company is organized into four reportable segments: Defense & Space Systems, LXE, SATCOM, and EMS Wireless. Each segment is separately managed and comprises a range of products and services that share distinct operating characteristics. The Company evaluates each segment primarily upon operating profit.
The Defense & Space Systems segment manufactures custom-designed, highly engineered hardware for use in space, airborne, and terrestrial applications for communications, radar, surveillance, precision tracking and electronic countermeasures. Orders typically involve development and production schedules that can extend a year or more, and most revenues are recognized under percentage-of-completion long-term contract accounting. Hardware is sold to prime contractors or systems integrators rather than to end-users.
The LXE segment manufactures mobile computer and wireless data collection equipment for supply chain execution. The manufacturing cycle for each order is generally just a few days, and revenues are recognized upon shipment of hardware. Hardware is marketed to end-users and to third parties that incorporate their products and services with the Company’s hardware for delivery to end-users.
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

73 of 81

The following segment data is presented in thousands.

	Years ended December 31
	2005	2004	2003
Net sales:
Defense & Space Systems	$51,394	50,063	49,381
Less sales to discontinued operations	—	(248)	(1,819)

Defense & Space Systems external sales	51,394	49,815	47,562
LXE	123,140	111,575	101,075
SATCOM	51,353	39,693	44,736
EMS Wireless	84,146	45,418	51,381
Other	—	17	(900)

Total	$310,033	246,518	243,854

Operating income (loss):
Defense & Space Systems	$3,191	2,614	3,402
LXE	7,520	7,262	6,966
SATCOM	3,524	1,713	5,026
EMS Wireless	4,302	(720)	2,529
Other	—	(110)	(1,054)
Corporate	(802)	773	(979)

Total	$17,735	11,532	15,890

Non-operating income (expense), net of foreign exchange gain (loss):
Defense & Space Systems	$(4)	(1)	1
LXE	148	89	270
SATCOM	(203)	(171)	(627)
EMS Wireless	142	(18)	459
Other	—	873	409
Corporate	359	108	(297)

Total	$442	880	215

Interest expense:
Defense & Space Systems	$(372)	(450)	(417)
LXE	(474)	(439)	(430)
SATCOM	(264)	(93)	(87)
EMS Wireless	(714)	(505)	(389)
Corporate	(2,194)	(809)	(600)

Total	$(4,018)	(2,296)	(1,923)

Income tax (expense) benefit:
Defense & Space Systems	$(1,070)	(824)	(1,169)
LXE	(2,734)	(2,626)	(2,587)
SATCOM	443	326	(562)
EMS Wireless	(1,417)	473	(987)
Other	(239)	(435)	65
Corporate	281	263	1,276

Total	$(4,736)	(2,823)	(3,964)

74 of 81

	Years ended December 31
	2005	2004	2003
Net earnings (loss):
Defense & Space Systems	$1,745	1,339	1,817
LXE	4,460	4,286	4,219
SATCOM	3,500	1,775	3,750
EMS Wireless	2,313	(770)	1,612
Other	(239)	328	(580)
Corporate	(2,356)	335	(600)

Earnings from continuing operations	9,423	7,293	10,218
Discontinued operations, net	(20,866)	(7,101)	(47,610)

Total	$(11,443)	192	(37,392)

Capital expenditures:
Defense & Space Systems	$2,735	1,278	1,965
LXE	2,243	2,677	1,449
SATCOM	2,743	353	1,788
EMS Wireless	927	317	890
Corporate	1,381	713	865

Total	$10,029	5,338	6,957

Depreciation and amortization:
Defense & Space Systems	$2,631	2,599	2,630
LXE	2,419	2,150	2,551
SATCOM	2,832	1,961	1,697
EMS Wireless	819	863	930
Other	—	4	15
Corporate	1,041	581	265

Total	$9,742	8,158	8,088

	As of December 31
	2005	2004
Assets:
Defense & Space Systems	$41,321	42,067
LXE	71,759	70,450
SATCOM	43,996	35,774
EMS Wireless	42,452	27,884
Other	8,395	6,688
Assets held for sale	6,732	64,710
Corporate	4,805	7,505

Total	$219,460	255,078

Goodwill:
LXE	$9,982	9,982
EMS Wireless	3,544	3,544

Total	$13,526	13,526

Following is a summary of enterprise-wide information (in thousands):

75 of 81

	Years ended December 31
	2005	2004	2003
Net sales to customers in the following countries:
United States	$229,289	158,341	157,946
United Kingdom	14,171	16,292	16,327
Other foreign countries	66,573	71,885	69,582

Total	$310,033	246,518	243,855

	As of December 31
	2005	2004
Long-lived assets are located in the following countries:
United States	$27,522	26,599
Canada	8,508	7,482
Other foreign countries	1,548	1,378

Total	$37,578	35,459

No customer accounted for more than 10% of consolidated net sales in 2005, 2004 or 2003.

76 of 81

(13) DERIVATIVE FINANCIAL INSTRUMENTS
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
Certain of the Company’s routine long-term contracts to deliver antennas and other hardware for satellite communications are considered to be derivative instruments because these contracts create long-term obligations for non-U.S. customers to pay the Company’s Canadian subsidiary in U.S. dollars. These “embedded” derivatives do not qualify as hedging instruments and are accounted for at fair value. None of the Company’s derivative instruments were designated as hedges in 2005 or 2004 and as a result all unrealized gains or losses are reflected currently in foreign exchange loss on the consolidated statements of operations.
At December 31, 2005, the Company’s net value of all derivatives was a liability of $4,000. The derivative activity as reported in the Company’s consolidated financial statements for the years ended December 31 was (in thousands):

	2005	2004	2003
Net asset (liability) for derivatives at January 1	$(128)	99	(253)
Changes in consolidated statements of operations:
Sales:
Loss in value of embedded derivatives	(13)	(3)	(2)
Foreign exchange gain (loss):
Gain in value of derivative instruments that do not qualify as hedging instruments	269	124	787
Matured foreign exchange contracts	(132)	(348)	(433)

Net consolidated statements of operations gain (loss) from changes in value of derivative instruments	124	(227)	352

Net asset (liability) for derivatives at December 31	$(4)	(128)	99

The Company recognized no gains or losses for cash flow hedges that have been discontinued because the forecasted transactions did not occur. All of the derivative contracts in place at December 31, 2005 will expire by December 2006.
The table below summarizes, by major currency, the notional amounts of foreign currency forward contracts outstanding at December 31, 2005 (in thousands).

Notional
Amount
Euros (sell for U.S. dollars)	2,600 Euros
U.S. (sell for Canadian dollars)	9,500 USD
Australian dollars (sell for U.S. dollars)	1,200 AUD
British pounds (sell for U.S. dollars)	140 GBP
The fair market value of these foreign currency forward contracts for continuing operations was a net asset of $9,000 at December 31, 2005.

77 of 81

(14) COMMITMENTS AND CONTINGENCIES
The Company is committed under several non-cancelable operating leases for office space, computer and office equipment and automobiles. Minimum annual lease payments under such leases related to the Company’s continuing operations are $3,422,000 in 2006, $3,182,000 in 2007, $2,151,000 in 2008, $159,000 in 2009, $9,000 in 2010 and $2,000 thereafter. Minimum annual lease payments under such leases related to the Company’s discontinued operations are $638,000 in 2006, $630,000 in 2007, $620,000 in 2008, $314,000 in 2009, $3,000 in 2010 and $3,000 thereafter.
The Company also has short-term leases for regional sales offices, equipment and automobiles. Total rent expense under all operating leases was approximately $3,902,000, $4,231,000, and $4,064,000 in 2005, 2004, and 2003, respectively. Total rent expense under operating leases related to the Company’s discontinued operations was $1,401,000, $1,093,000, and $1,070,000 in 2005, 2004, and 2003, respectively.
As of December 31, 2005, the Company has outstanding purchase commitments of $29,655,000. These represent existing commitments under purchase orders or contracts to purchase inventory and raw materials for our products.
As a result of the closing of the sale of its S&T/Montreal division, the Company agreed to pay half (to a maximum of $1.25 million) of the potential liability to satisfy grievance claims arising from previously severed employees of S&T/Montreal who claim to have received insufficient severance payments, and half (to a maximum of $500,000) of any increase in the accrued pension benefit obligation of the post-retirement medical plan from December 31, 2004 to December 31, 2006. In addition, an existing contractual requirement for the Company to post approximately $3 million to secure in-orbit incentive performance of the Radarsat-2 payload was eliminated, but the Company remains liable for that amount in the event of specified in-orbit payload failures. See Note 2 to the Company’s consolidated financial statements.
Also as part of the agreement to sell the net assets of S&T/Montreal, the Company released the purchaser, MDA, from a corporate guarantee, resulting in the Company accruing a $1.7 million long-term liability. This liability represents the Company’s estimated loss under a previous agreement to acquire a sub-license from MDA for $8 million in payments over a six-year period, which would entitle the Company to receive a portion of the satellite service revenues from a specific market territory over the same period. MDA had previously guaranteed that the revenues derived under the sub-license would equal or exceed the acquisition cost of the sub-license; however, without the guarantee, the Company currently estimates that its portion of the satellite service revenues will be less than the acquisition cost, and the Company has accordingly accrued a net long-term liability.
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
The Company is required to pay royalties through its LXE, SATCOM and Wireless divisions. These royalty fees are based on the sales of the specific products and are calculated at fixed percentages on their net selling price. In total, the Company paid $1.1 million in royalty fees in 2005. The Company is also required to pay royalties through its discontinued operations for its SatNet division. SatNet’s royalty fee is based on total sales of 60,000 broadband terminals through June of 2006, and is calculated at a fixed amount based on the total units sold in the year. In 2005, SatNet paid $330,000 in royalty fees.
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

78 of 81

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

	YEARS ENDED DECEMBER 31
	2005	2004	2003
Balance at beginning of the year	$2,088	1,826	1,249
Accruals for warranties issued during the year	4,073	2,528	1,144
Settlements made during the year	(2,792)	(2,266)	(567)

Balance at end of year	$3,369	2,088	1,826

Subsequent to December 31, 2005, the Company closed the sale of its SatNet division. Based on that agreement, the Company is obligated to repurchase certain accounts receivable if not collected in a specified period of time.
The Company has also incurred certain costs related to the sale of this operation. See Note 16 to the Company’s consolidated financial statements.
(15) LITIGATION
The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
(16) SUBSEQUENT EVENTS
On February 15, 2006, the Company completed the sale of 3,300,000 shares of common stock (par value $0.10 per share) in a registered public offering, and on February 27, 2006, the Company issued an additional 495,000 shares upon the exercise of the underwriters’ over-allotment option. The offering price was $15.70 per share, after deducting $1.00 per share for estimated expenses and underwriting discounts. The Company received proceeds of approximately $59.6 million from this offering and repaid all of its borrowings under its U.S. and Canadian revolving credit facilities. The remaining proceeds, along with the available credit facility borrowings, are intended to be used to fund working capital, other general corporate expenses, and to finance possible business acquisitions that we may pursue in the future. Pending final use, the net proceeds have been invested in a government obligations money market fund.
On March 9, 2006, the Company closed the sale of the assets and operating liabilities of its SatNet division to Advantech. In addition to Advantech’s assumption of trade payables, liabilities under existing SatNet contracts and other specified liabilities, the Company received cash in the amount of $6,502,000 (of which $100,000 had been paid previously) and an interest-bearing note in the amount of $2,325,000. The note is to be repaid in three equal annual installments commencing in May 2007. The note is subject to prepayment of up to $800,000 immediately upon receipt by Advantech of payment under a specific SatNet customer contract which payment is expected to be received in the near future.
Under the agreement, the Company is obligated to repurchase from Advantech, at face value, any of the accounts receivable included in the purchased assets that have not been collected within 90 days after the closing date, with the exception of certain identified receivables that will be repurchased at 75% of face value if they remain uncollected 180 days after the closing.
In addition, the Company incurred certain costs upon the closing of the sale of its SatNet division, including approximately $800,000 in transaction fees payable to the Company’s financial advisors and attorneys and approximately $200,000 in bonuses payable to certain employees of the SatNet division.

79 of 81

The net proceeds from the sale of our SatNet division of $6.4 million have been invested in a government obligations money market fund. Under the terms of the amendment to the credit agreements, the amounts available for borrowing under the Canadian credit facility were reduced by $3.3 million. The reduced outstanding balance under the overall credit facilities will reduce our interest expense in the future, and allow the Company to more readily meet its debt covenants under its credit agreements.

80 of 81

(17) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Following is a summary of interim financial information for the years ended December 31, 2005 and 2004 (in thousands, except net earnings (loss) per share):

	2005 Quarters ended
	April 2	July 2	October 1	December 31
Net sales	$60,184	81,559	84,419	83,871
Operating income (loss)	(231)	6,961	5,931	5,074
Earnings (loss) from continuing operations	(696)	3,903	3,304	2,912
Earnings (loss) from discontinued operations	392	(9,551)	(4,305)	(7,402)
Net loss	(304)	(5,648)	(1,001)	(4,490)
Net earnings (loss) per share:
Basic:
Continuing operations	$(0.06)	0.35	0.30	0.26
Discontinued operations	0.03	(0.86)	(0.39)	(0.66)

Net loss	$(0.03)	(0.51)	(0.09)	(0.40)

Diluted:
Continuing operations	$(0.06)	0.35	0.29	0.26
Discontinued operations	0.03	(0.85)	(0.38)	(0.66)

Net loss	$(0.03)	(0.50)	(0.09)	(0.40)

	2004 Quarters ended
	April 3	July 3	October 2	December 31
Net sales	$60,026	62,073	57,634	66,785
Operating income	2,410	2,958	1,806	4,358
Earnings from continuing operations	2,071	1,740	1,012	2,470
Earnings (loss) from discontinued operations	147	(1,962)	(2,728)	(2,558)
Net earnings (loss)	2,218	(222)	(1,716)	(88)
Net earnings (loss) per share:
Basic:
Continuing operations	$0.19	0.16	0.09	0.22
Discontinued operations	0.01	(0.18)	(0.24)	(0.23)

Net earnings (loss)	$0.20	(0.02)	(0.15)	(0.01)

Diluted:
Continuing operations	$0.19	0.15	0.09	0.22
Discontinued operations	0.01	(0.17)	(0.24)	(0.23)

Net earnings (loss)	$0.20	(0.02)	(0.15)	(0.01)

81 of 81