Form 10-Q
period 2006-04-01
EMS TECHNOLOGIES INC
filed 2006-05-11
CIK 32198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2006
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
Large accelerated filer ☐         Accelerated filer ☑        Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on May 5, 2006:

Class	Number of Shares

Common Stock, $.10 par Value	15,158,474
AVAILABLE INFORMATION
EMS Technologies, Inc. makes available free of charge, on or through its website at www.ems-t.com, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Information contained on the Company’s website is not part of this report.

PART I
FINANCIAL INFORMATION
ITEM 1. Financial Statements
EMS Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Quarters ended
	Apr 1	Apr 2
	2006	2005
Net sales	$74,670	60,184
Cost of sales	48,848	40,743
Selling, general and administrative expenses	17,216	16,053
Research and development expenses	4,965	3,619

Operating income (loss)	3,641	(231)
Non-operating income, net	341	68
Foreign exchange gain (loss)	(341)	7
Interest expense	(722)	(898)

Earnings (loss) from continuing operations before income taxes	2,919	(1,054)
Income tax (expense) benefit	(934)	358

Earnings (loss) from continuing operations	1,985	(696)

Discontinued operations (note 2):
Earnings (loss) from discontinued operations before income taxes	(1,727)	114
Income tax (expense) benefit	(30)	278

Earnings (loss) from discontinued operations	(1,757)	392

Net earnings (loss)	$228	(304)

Net earnings (loss) per share (note 4):
Basic:
Earnings (loss) from continuing operations	$0.15	(0.06)
Earnings (loss) from discontinued operations	(0.13)	0.03

Net earnings (loss)	$0.02	(0.03)

Diluted:
Earnings (loss) from continuing operations	$0.15	(0.06)
Earnings (loss) from discontinued operations	(0.13)	0.03

Net earnings (loss)	$0.02	(0.03)

Weighted average number of shares (note 4):
Basic	13,247	11,164
Diluted	13,309	11,164
See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands)

	Apr 1	Dec 31
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$48,157	12,978
Restricted cash	2,653	2,620
Trade accounts receivable, net (note 6)	87,637	92,973
Inventories (note 7)	37,454	34,673
Deferred income taxes, net	1,433	1,433
Other current assets	573	716
Assets held for sale (note 2)	—	6,732

Total current assets	177,907	152,125

Property, plant and equipment:
Land	1,150	1,150
Buildings and leasehold improvements	15,291	15,242
Machinery and equipment	78,574	76,342
Furniture and fixtures	8,354	8,511

Total property, plant and equipment	103,369	101,245
Less accumulated depreciation and amortization	68,972	66,965

Net property, plant and equipment	34,397	34,280

Deferred income taxes, net – non-current	3,634	3,634
Intangible assets, net	3,021	3,298
Goodwill	13,526	13,526
Other assets	16,129	12,597

Total assets	$248,614	219,460

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited), continued
(in thousands, except share data)

	Apr 1	Dec 31
	2006	2005
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$3,735	6,825
Accounts payable	27,065	34,089
Income taxes payable	1,504	1,866
Accrued compensation costs	8,741	9,402
Accrued retirement costs	3,303	2,603
Deferred service revenue	7,452	5,755
Liabilities related to assets held for sale (note 2)	—	2,130
Other current liabilities	6,889	4,801

Total current liabilities	58,689	67,471
Long-term debt, excluding current installments	12,603	36,583
Other liabilities	1,740	1,750

Total liabilities	73,032	105,804

Shareholders’ equity:
Preferred stock of $1.00 par value per share Authorized 10,000,000 shares; none issued	—	—
Common stock of $.10 par value per share Authorized 75,000,000 shares, issued and outstanding 15,151,000 in 2006 and 11,343,000 in 2005	1,515	1,134
Additional paid-in capital	130,059	71,389
Accumulated other comprehensive income (loss) - foreign currency translation adjustment	2,550	(97)
Retained earnings	41,458	41,230

Total shareholders’ equity	175,582	113,656

Total liabilities and shareholders’ equity	$248,614	219,460

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended
	Apr 1	Apr 2
	2006	2005
Cash flows from operating activities:
Net earnings (loss)	$228	(304)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and other intangibles amortization	2,337	2,336
Loss (earnings) from discontinued operations	1,757	(392)
Stock-based compensation expense	138	—
Loss on sale of assets	36	—
Changes in operating assets and liabilities, net of effects of acquisition:
Trade accounts receivable	5,693	(155)
Inventories	(2,624)	(1,351)
Accounts payable	(6,518)	(1,331)
Income taxes payable	(319)	(1,129)
Accrued costs, deferred revenue, and other current liabilities	1,929	2,550
Other	(2,274)	(2,067)

Net cash provided by (used in) operating activities in continuing operations	383	(1,843)
Net cash used in operating activities in discontinued operations (Revised-Note 1)	(1,819)	(5,128)

Net cash used in operating activities	(1,436)	(6,971)

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,142)	(2,000)
Payments for asset acquisitions	(63)	—
Proceeds from sale of assets	6,585	182

Net cash provided by (used in) investing activities in continuing operations	4,380	(1,818)
Net cash used in investing activities in discontinued operations (Revised -Note 1)	—	(393)

Net cash provided by (used in) investing activities	4,380	(2,211)

Cash flows from financing activities:
Net increase (decrease) in revolving debt	(26,664)	6,594
Repayment of term debt	(317)	(327)
Increase in restricted cash	(33)	—
Deferred financing costs paid	(23)	(58)
Proceeds from public stock offering, net of expenses	58,736	—
Proceeds from exercise of stock options, net of withholding taxes paid	177	2

Net cash provided by financing activities	31,876	6,211

Net change in cash and cash equivalents	34,820	(2,971)
Effect of exchange rates on cash and cash equivalents	359	91
Cash and cash equivalents at beginning of period	12,978	14,553

Cash and cash equivalents at end of period	$48,157	11,673

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
April 1, 2006 and April 2, 2005
1. Basis of Presentation
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
In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain prior period financial statement balances have been reclassified to conform to the current period’s classification. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has classified the revenues, expenses and related assets and liabilities of its Space & Technology/Montreal (“S&T/Montreal”) and Satellite Networks (“SatNet”) divisions as discontinued operations through their respective dates of disposition on November 28, 2005 and March 9, 2006 in the accompanying consolidated financial statements. Beginning in December 2005, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in periods prior to December 2005 were reported on a combined basis as a single amount.
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
— Cash Equivalents
The Company considers all highly liquid debt instruments with initial or remaining terms of three months or less to be cash equivalents. Cash equivalents at April 1, 2006 and December 31, 2005 included investments of $31.2 million and $1.5 million, respectively, in a government obligation money market fund, in other money market instruments and interest-bearing deposits.
— Effect of New Accounting Pronouncements
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140”, which applies to certain “hybrid financial instruments,” which are instruments that contain embedded derivatives. The new standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments containing embedded derivatives requiring bifurcation.

This new standard also permits an election for fair value remeasurement of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under SFAS 133. The fair value election can be applied on an instrument-by-instrument basis to existing instruments at the date of adoption and can be applied to new instruments on a prospective basis. This Statement is effective for all financial instruments acquired or issued after January 1, 2007. The Company expects that SFAS No. 155 will not have a material impact on the Company’s consolidated financial statements.
In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43 Chapter 4.” SFAS No. 151 more clearly defines when excessive idle facility expense, freight, handling costs, and spoilage are to be current-period charges. In addition, SFAS No. 151 requires the allocation of fixed production overhead to the cost of conversion to be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company’s adoption of SFAS No. 151 did not have a material impact on the Company’s 2006 consolidated financial statements.
2. Discontinued Operations
In the third quarter of 2003, and in the second quarter of 2005, our Board of Directors approved formal plans to sell our Space & Technology/Montreal division, and our Satellite Network operations, respectively. As a result, we have accounted for these divisions as discontinued operations and have classified their net assets as assets held for sale through their dates of disposition. Our S&T/Montreal and SatNet divisions were disposed of on November 28, 2005 and March 9, 2006, respectively.
The Company incurred certain costs associated with the disposal of its S&T/Montreal division, including termination benefits to certain individuals who were employed in senior positions in the S&T/Montreal division but who were not retained by the purchaser, and other associated costs, including transaction fees to the selling agent and the Company’s attorneys. Total costs incurred through April 1, 2006 for the disposal of this operation were $2,337,000. These costs were included in the loss from discontinued operations line on the Company’s consolidated statement of operations of which $2,246,000 were included in 2005, and $91,000 were included in 2006 to settle various sale-related contingencies. The following table summarizes the liability for costs incurred for the disposal of our S&T/Montreal division as of the end of the first quarter 2006 (in thousand):

		Costs
Liabilities resulting from the sale	Liability at	incurred and expensed in	Costs paid	Adjustments	Liability at
of the S&T/Montreal division	Dec 31, 2005	2006	in 2006	in 2006	April 1, 2006
Termination benefits	$1,047	64	(366)	—	745

Other associated costs	161	27	(176)	—	12

Total	$1,208	91	(542)	—	$757

On March 9, 2006, the Company completed the sale of the assets and operating liabilities of its SatNet division to Advantech Advanced Microwave Technologies, Inc. (“Advantech”). In addition to Advantech’s assumption of trade payables, liabilities under existing SatNet contracts and other specified liabilities, the agreement provided for the payment of aggregate consideration in the amount of $8,827,000, consisting of cash in the amount of $6,502,000 (of which $100,000 had been previously paid) and an interest-bearing note of Advantech in the initial principal amount of $2,325,000. The note is to be repaid in three equal annual installments commencing in May 2007.

The Company reported a loss of $140,000 in the first quarter of 2006 from the disposal of its SatNet division, including costs to sell. Total costs incurred for the disposal of this operation were $781,000.
The results of these discontinued operations for the first quarter of 2006 and 2005 were as follows (in thousands):

	Quarters Ended
	Apr 1	Apr 2
	2006	2005
Net sales	$799	19,580
Expenses	2,386	19,466
Loss from sale of assets	140	—

Earnings (loss) before income taxes	(1,727)	114
Income tax (expense) benefit	(30)	278

Earnings (loss) from discontinued operations	$(1,757)	392

Following are the components of the consolidated balance sheet accounts classified as current assets and liabilities related to assets held for sale as of April 1, 2006 and December 31, 2005 (in thousands):

	Apr 1	Dec 31
	2006	2005
Trade accounts receivable, net	$—	3,417
Inventories	—	3,035
Other assets	—	280

Total assets held for sale	$—	6,732

Accounts payable	$—	1,587
Other current liabilities	—	543

Total liabilities related to assets held for sale	$—	2,130

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
Certain of the Company’s routine long-term contracts to deliver antennas and other hardware for satellite communications are considered to be derivative instruments because these contracts create long-term obligations for non-U.S. customers to pay the Company’s Canadian subsidiary in U.S. dollars. These “embedded” derivatives do not qualify as hedging instruments and are accounted for at fair value. None of the Company’s derivative instruments were designated as hedges in 2006 or 2005 and as a result all unrealized gains or losses are reflected currently in foreign exchange (loss) gain on the consolidated statements of operations.
For continuing operations, the derivative activity as reported in the Company’s consolidated financial statements during the first quarters of 2006 and 2005 was (in thousands):

	Quarters Ended
	Apr 1	Apr 2
	2006	2005

Beginning net liability for derivatives	$(4)	(128)
Changes in consolidated statement of operations:
Sales:
Gain (loss) in value of embedded derivatives	6	(1)
Foreign exchange gain (loss):
Gain (loss) in value of derivative instruments that do not qualify as hedging instruments	(37)	19
Matured foreign exchange contracts	(18)	52

Net consolidated statements of operations gain (loss) from changes in value of derivative instruments	(49)	70

Ending net liability for derivatives	$(53)	(58)

For discontinued operations, the net liability for derivatives at April 2, 2005 was $80,000. There was no net asset or liability for derivatives for discontinued operations at April 1, 2006.
All of the foreign currency contracts currently in place will expire by the end of 2006.
4. Earnings (Loss) Per Share
— Calculation
Basic earnings (loss) per share is the per share allocation of earnings available to common shareholders based only on the weighted average number of common shares actually outstanding during the period. Diluted earnings (loss) per share represents the per share allocation of income attributable to common shareholders based on the weighted average number of common shares actually outstanding plus all dilutive potential common shares outstanding during the period, if applicable.
The Company has granted employee stock options and stock warrants that are potentially dilutive to basic earnings per share, although the potentially dilutive effect of all stock options and warrants were excluded from the calculation of loss per share in the first quarter of 2005.
For each earnings (loss) per share calculation reported for the first quarter of 2006 and 2005, the numerators were the same as reported in the consolidated statements of operations. Following is a reconciliation of the denominators for basic and diluted earnings (loss) per share calculations for the first quarters ended April 1, 2006 and April 2, 2005 (in thousands):

	Quarters Ended
	Apr 1	Apr 2
	2006	2005
Basic-weighted average common shares outstanding	13,247	11,164
Incremental effect of dilutive common stock equivalents:
Unexercised in-the-money stock options	62	—

Diluted-weighted average common and dilutive shares outstanding	13,309	11,164

— Common Stock Public Offering
On February 15, 2006, the Company completed the sale of 3,300,000 shares of common stock (par value $0.10 per share) in a registered public offering, and on February 27, 2006, the Company issued an additional 495,000 shares upon the exercise of the underwriters’ over-allotment option. The offering price was $16.70 per share, and the Company received net proceeds of approximately $58.7 million after deducting underwriting discounts, commissions and other offering expenses. The Company used these net proceeds to repay all of its borrowings under its U.S. and Canadian revolving credit facilities. The remaining proceeds, along with the available credit facility borrowings, are intended to be used to fund working capital, other general corporate expenses, and to finance possible business acquisitions that we may pursue in the future. Pending final use, the net proceeds have been invested in a government obligations money market fund.
5. Comprehensive Income (Loss)
Following is a summary of comprehensive income (loss) (in thousands):

	Quarters Ended
	Apr 1	Apr 2
	2006	2005
Net income (loss)	$228	(304)
Other comprehensive income (loss):
Reclassification due to sale of discontinued operations	2,008	—
Foreign currency translation adjustment	639	(505)

Comprehensive income (loss)	$2,875	(809)

6. Trade Accounts Receivable
Trade accounts receivable include the following (in thousands):

	Apr 1	Dec 31
	2006	2005

Amounts billed	$65,351	71,662
Unbilled revenues under long-term contracts (1)	28,016	25,086
Customer advanced payments	(4,881)	(2,998)
Allowance for doubtful accounts	(849)	(777)

Trade accounts receivable, net	$87,637	92,973

(1)	Unbilled net sales under long-term contracts are usually billed and collected within one year.
7. Inventories
Inventories include the following (in thousands):

	Apr 1	Dec 31
	2006	2005

Parts and materials	$23,950	23,020
Work-in-process	3,783	2,783
Finished goods	9,721	8,870

Inventories, net	$37,454	34,673

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
The Defense & Space Systems segment manufactures custom-designed, highly engineered hardware for use in space, airborne, and terrestrial applications for communications, radar, surveillance, precision tracking and electronic countermeasures. Orders typically involve development and production schedules that can extend a year or more and most revenues are recognized under percentage-of-completion long-term contract accounting. Hardware is sold to prime contractors or systems integrators rather than to end-users.
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

Following is a summary of the Company’s interim segment data (in thousands):

	Quarters Ended
	Apr 1	Apr 2
	2006	2005
Net sales:
LXE	$31,619	26,819
Defense & Space Systems	11,863	11,280
SATCOM	15,563	9,864
EMS Wireless	15,625	12,221
Other	—	—

Total	$74,670	60,184

Operating income (loss):
LXE	$1,845	982
Defense & Space Systems	384	(499)
SATCOM	1,517	440
EMS Wireless	264	(875)
Corporate	(369)	(279)

Total	$3,641	(231)

Net earnings (loss):
LXE	$1,109	505
Defense & Space Systems	180	(373)
SATCOM	1,300	513
EMS Wireless	70	(643)
Other	(58)	(61)
Corporate	(616)	(637)

Earnings (loss) from continuing operations	1,985	(696)
Discontinued operations, net	(1,757)	392

Total	$228	(304)

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
The Company records a liability for the estimated costs to be incurred under warranties. The amount of this liability is based upon historical, as well as expected, rates of warranty claims. The warranty liability is periodically reviewed for adequacy and adjusted as necessary. Following is a reconciliation of the aggregate product warranty liability for the quarters ended (in thousands):

	Apr 1	Apr 2
	2006	2005

Balance at beginning of quarter	$3,369	2,088
Accruals for warranties issued during the period	634	333
Settlements made during the period	(448)	(398)

Balance at end of quarter	$3,555	2,023

10. Long-Term Debt
The Company used a portion of the $59.6 million proceeds from the public stock offering in February 2006 to repay all of its borrowings under its U.S. and Canadian revolving credit facilities. The Company invested the remaining proceeds from its stock offering along with the $6.4 million received from the closing of the SatNet sale on March 9, 2006 in a government obligations money market fund and in other money market instruments. This reduction in the Company’s overall debt should reduce our interest expense in the future and allow us to more readily meet our debt covenants.
At April 1, 2006, the Company had a $47.5 million borrowing capacity under its U.S. revolving credit facility and a $14.2 million borrowing capacity under its Canadian revolving credit facility. The revolving facilities are secured by substantially all tangible and intangible assets, with certain exceptions for real estate that secures existing mortgages and other permitted liens. The credit agreements mature in December 2007, with no principal payments required until maturity. Interest under both the U.S. and the Canadian revolving loans are, at the Company’s option, a function of either the bank’s prime rate or LIBOR. A commitment fee equal to .50% per annum of the daily average unused credit in both the U.S. and Canada is payable quarterly. These credit facilities also restrict our ability to declare or pay cash dividends.
The Company has $2.5 million of standby letters of credit to satisfy performance guarantee requirements under certain customer contracts outstanding under the revolving credit agreement. While these obligations are not normally called, they could be called by the beneficiaries at any time before the expiration date should we fail to meet certain contractual requirements. The Company has an additional $1.9 million of standby letters of credit outstanding under another Canadian bank to secure a revolving credit facility for one of its foreign location. The Company has deposited $2.7 million at a Canadian bank as collateral for these standby letters of credit, which is classified as restricted cash on the Company’s consolidated balance sheet. Most of this cash will become available to the Company by the middle of 2006 as the underlying letters of credit expire or are settled. At April 1, 2006 the Company had $46.1 million available for borrowing in the U.S. and $13.1 million available for borrowing in Canada under the respective revolving credit agreements after current borrowings and outstanding letters of credit.
The revolving credit agreement includes a covenant that establishes a quarterly minimum required consolidated net worth. The minimum required consolidated net worth at April 1, 2006 was approximately $113 million, as compared with the reported consolidated net worth of approximately $176 million. Other covenants under the agreement include a maximum ratio of total funded debt to historical earnings before interest, taxes, depreciation, and amortization (EBITDA) and a minimum ratio of historical EBITDA less capital expenditures and taxes paid to specified fixed charges, mainly interest and scheduled principal repayments under all debt agreements. There are various other debt covenants that are customary in such borrowings. At April 1, 2006, the Company was in compliance with these covenants.
11. Stock-Based Compensation
The Company has granted non-qualified stock options to key employees and directors under several stock option plans. All outstanding options have been granted at 100% of fair market value on each option’s grant date. The principal vesting requirement for all options granted prior to January 1, 2006 was the satisfying of a service-condition. The vesting requirements for options granted in 2006 included service-based and performance-based conditions. Grants to executives are made from a shareholder-approved plan. Grants to non-executives are made from a plan that has not been subject to shareholder approval. At April 1, 2006, there were options exercisable under all plans for approximately 980,000 shares of stock, and there were approximately 660,000 shares available for future option grants. Upon exercise of an option, the Company’s policy is to issue new shares rather than treasury shares.
Prior to January 1, 2006, the Company had used the intrinsic value method of accounting for share-based payment under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees;” under this accounting treatment, the Company had not recognized in its consolidated statement of operations any compensation cost related to stock options. However, in December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)), which became effective January 1, 2006 for the Company. SFAS No. 123(R) eliminated the intrinsic value method of accounting for share-based payments, and instead requires the Company to use a fair-value based method of accounting for share-based payments.

The Company has adopted SFAS No. 123R under the modified prospective method of transition, beginning with the first quarter of 2006. Under the modified prospective method, share-based compensation is recognized for (1) new share-based payment awards granted, (2) awards modified, repurchased, or cancelled after the required effective date, and (3) the remaining portion of the requisite service under previously-granted unvested awards outstanding as of the required effective date. Measurement and attribution of compensation costs for unvested share-based payment awards granted prior to the adoption of SFAS No. 123R are based on the original measure of the grant-date fair value and the same attribution method used previously under the provisions for pro-forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation.” The modified prospective method does not allow any change to the grant-date fair value of previously reported share-based payment awards.
As a result of the adoption of SFAS No. 123R on January 1, 2006, the Company recognized $138,000 of share-based charges to income in the first quarter of 2006, before income tax benefit, for all the Company’s stock plans. There was a related income tax benefit of $44,000 also recognized in income for the same interim period.
Options with service-based vesting only
The principal vesting requirement for all options granted prior to January 1, 2006 is a service condition that requires an employee to render service to the Company for a specified period of time. For options of this type outstanding at April 1, 2006, the contractual terms range from four to ten years. Vesting periods range from one to four years, and substantially all of these options have incremental vesting over these periods. Options provide for accelerated vesting if there is a change of control, as defined in the plans. All outstanding options granted prior to January 1, 2006 expire from six to ten years after the date of grant.
In the notes to its financial statements for the prior year’s comparable interim period, the Company disclosed the following pro-forma effect on reported net loss and loss per share, as if the Company had applied the fair value method to measure stock-based compensation (in thousands, except net loss per share):

Quarter
Ended
April 2
2005
Net loss:
As reported (1)	$(304)
Less: Stock-based employee compensation expense determined under the fair value method, net of tax	(317)

Pro forma	$(621)

Basic net loss per share:
As reported	$(0.03)
Pro forma	(0.06)
Diluted net loss per share:
As reported	$(0.03)
Pro forma	(0.06)

(1)	Stock compensation expense has not been recognized in net earnings (loss).
The fair values of share options in pro-forma disclosures for periods prior to January 1, 2006 were estimated on the date of grant using the Black-Scholes option pricing model. The pro-forma stock-based employee compensation reported in the 2005 first quarter was based on options granted between 2002 and 2005, with fair values ranging from $8.30 to $15.53 per share. These assumptions in the Black-Scholes option pricing model included expected volatility ranging from approximately ..61 to .68, risk-free rates ranging from .9% to 3.9%, no dividend yield, and expected lives ranging from five months to ten years. The Company has also estimated future forfeiture rates, based upon the age and expected length of service of specific option recipients.

Following is a summary of service-based option activity for the first quarter of 2006 (shares and aggregate intrinsic value in thousands):

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value

Options outstanding at December 31, 2005	1,228	$18.13

Granted	—	—
Exercised	(29)	15.62		$55
Forfeited or expired	(124)	18.81

Options outstanding at April 1, 2006	1,075	18.12	4.4	1,348

Options exercisable at April 1, 2006	980	18.33	4.2	1,161

Following is a summary of non-vested option activity for the first quarter of 2006 (shares in thousands):

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested outstanding at December 31, 2005	175	$12.22

Granted	—
Vested	(80)	13.75
Forfeited or expired	—

Non-vested outstanding at April 1, 2006	95	$10.93

As of April 1, 2006, there was $356,000 of total unrecognized compensation cost related to non-vested service-based options granted under the Company’s plans. That cost is expected to be recognized over a weighted-average period of 1.3 years.
Options with performance-based and service-based vesting
In 2006, the Company issued options that included performance-based and service-based vesting conditions. Each option becomes exercisable as to 25% of the shares beginning on the one-year anniversary of the grant and continuing on the subsequent three anniversaries, provided that the Company or, in the case of divisional employees, the employee’s principal division during the year, have achieved the required percentage of the earnings target, as specified by the Board’s compensation committee for incentive compensation purposes during the year preceding each vesting date. Under SFAS 123R, fair value cannot be established for any vesting tranches for which the performance condition has not been definitively established, and these tranches have no effect on compensation expense for 2006; the fair value for vesting tranches with no definitively established performance condition will be determined when the performance conditions are established and recognized over the remaining vesting period. These performance-based options expire on the tenth anniversary of the grant. All other terms and conditions of the 2006 option grants are similar to options with service-based vesting only.

Following is a summary of 2006 grants (in thousands) with performance-based and service-based vesting conditions:

				Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining	Aggregate
		Exercise	Grant-Date	Contractual	Intrinsic
	Shares	Price	Fair Value	Term (years)	Value

Options outstanding at December 31, 2005	—	$—
Granted	108	18.05	$9.57
Exercised	—	—
Forfeited or expired	(1)	18.05

Options outstanding at April 1, 2006	107	18.05		5.9	$—

The fair value of share options granted was calculated using the Black-Scholes option pricing model. Critical assumptions included an expected term of 5 years (based on historical experience), expected volatility of .56 (based on historical experience over a period equal to the expected term), a risk-free rate of 4.75%, and no dividend yield. None of the options granted in 2006 have vested.
As of April 1, 2006, there was $201,000 of total unrecognized compensation cost related to non-vested performance-based and service-based options granted under the Company’s 2006 tranche. That cost is expected to be recognized over 2006.
In the first quarter of 2006, the Company received $177,000, net of withholding taxes, from the exercising of share options.
12. Litigation
The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 2. Management‘s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes included in Item 1 of Part 1 of this quarterly report and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2005.
We are a leading designer, manufacturer and marketer of advanced wireless communications products for diverse commercial, defense and government markets. We focus on the needs of the mobile information user and the increasing demand for wireless broadband communications. Our products enable communications across a variety of coverage areas, ranging from global to regional to within a single building. Our continuing operations include the following four business units:
•	LXE - Rugged mobile computer terminals and other equipment for wireless local area networks;

•	Defense & Space Systems - Highly engineered hardware for satellites and defense electronics applications;

•	SATCOM - Satellite communications antennas and terminals for aircraft and ground-based vehicles, other portable satellite terminals, and satellite ground stations for search and rescue operations;

•	EMS Wireless - Base station antennas and signal repeaters for PCS/cellular systems;
Following is a summary of significant factors affecting the Company in the first quarter of 2006:
Overview:
•	In February 2006, the Company completed the sale of 3,795,000 shares of its common stock, including the underwriters’ over-allotment option of 495,000 shares, in a registered public offering. The offering price was $16.70 per share, and the Company received net proceeds of approximately $58.7 million after deducting underwriting discounts, commissions and other offering expenses. The Company used a portion of these net proceeds to repay all of its borrowings under its U.S. and Canadian revolving credit facilities.

•	On March 9, 2006, the Company completed the sale of the assets and operating liabilities of its SatNet division, reported in discontinued operations, to Advantech.
For continuing operations:
•	Net sales of $74.7 million were reported for continuing operations in 2006. This was mainly due to record first quarter net sales from our SATCOM, EMS Wireless and LXE divisions.

•	Strong operating income was reported by each of the four divisions in the first quarter of 2006, and in total for continuing operations, was $3.9 million higher than that reported in 2005.
For discontinued operations:
•	Results from our discontinued operations was a $1.7 million loss before income tax for the quarter, mainly as a result of lower than expected net sales by our SatNet division, and an increase in reported costs for this Canadian-based operation as a result of a weaker U.S. dollar versus the Canadian dollar.

Description of Net Sales, Costs and Expenses
Net sales
The amount of net sales reported in a given period is the most significant factor affecting our operating income. We sell our products through established networks of value-added-resellers and systems integrators who incorporate our products into the systems they sell to end users. In addition to product sales, we also generate net sales from the sale of maintenance and repair services. Such service revenues have been, and are expected to continue to be below 10% of our net sales in 2006.
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

Non-operating income, net
Non-operating income, net mainly includes interest income from investments in short-term marketable securities and money-market instruments.
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
Interest expense
We incur interest expense related to our long-term debt, principally revolving credit loans with U.S. and Canadian banks. The interest rates on most of our long-term debt are variable rates. In February 2006, the Company repaid all of its borrowings under its U.S. and Canadian revolving credit facilities from the proceeds received from its public stock offering.
Income tax expense
The main factor affecting our effective income tax rate each year is the relative proportion of taxable income that we earn in Canada, where we have a much lower effective rate than in the U.S., or other locations. The lower effective rate in Canada results from certain Canadian tax benefits for research-related expenditures.
Discontinued operations
We have reclassified the assets related to our S&T/Montreal division (through their date of disposition in November 2005), and Satellite Networks division (through their date of disposition in March 2006) from “assets held and used” to “assets held for sale,” due to decisions to dispose of these operations in the third quarter of 2003 and the second quarter of 2005, respectively.

Results of Operations

	Quarters Ended
	Apr 1	Apr 2
	2006	2005
Net sales	100.0%	100.0%
Cost of sales	65.4	67.7
Selling, general and administrative expenses	23.1	26.7
Research and development expenses	6.6	6.0

Operating income (loss)	4.9	(0.4)
Non-operating income, net	0.5	0.1
Foreign exchange gain (loss)	(0.5)	0.0
Interest expense	(1.0)	(1.5)

Earnings (loss) from continuing operations before income taxes	3.9	(1.8)
Income tax (expense) benefit	(1.2)	0.6

Earnings (loss) from continuing operations	2.7	(1.2)

Discontinued operations:
Earnings (loss) from discontinued operations before income taxes	(2.3)	0.2
Income tax (expense) benefit	(0.1)	0.5

Earnings (loss) from discontinued operations	(2.4)	0.7

Net earnings (loss)	0.3%	(0.5)%

Three Months ended April 1, 2006 and April 2, 2005:
Net sales increased by 24.1% to $74.7 million from $60.2 million, for the first quarter of 2006 as compared with the same period in 2005, as net sales grew in each of the Company’s four divisions. The largest quarterly growth was a 57.8% increase in net sales for the SATCOM division, due to the continued growth in high-speed-data aeronautical terminals reflecting growth in the military markets, and strong sales of new aeronautical products introduced in the second half of 2005. In addition, sales from the EMS Wireless division increased by 27.9%, due to higher shipments of domestic antenna products to several wireless service providers to increase their network coverage footprints, including the nationwide system expansion of Cingular Wireless that began late in the first quarter of 2005.
Cost of sales, as a percentage of consolidated net sales, was 65.4% for the first quarter of 2006, compared with 67.7% for the same period of 2005. The decrease in the cost-of-sales percentage was mainly due to improved contract performance by D&SS, and higher revenues from broadband products at SATCOM, resulting in a lower cost-of-sales percentage than the other three divisions.
SG&A, as a percentage of consolidated net sales, decreased from 26.7% to 23.1%. The decrease in the SG&A percentage was related primarily to the large net sales increases at SATCOM and EMS Wireless, providing a larger revenue base over which to absorb fixed SG&A. Actual expenses increased by $1.2 million mainly due to higher administrative expenses to support the increase in sales by LXE, higher corporate expenses related to additional SOX compliance efforts and audit services, as well as the effect of changes in foreign exchange rates that increased the reported costs of the international activities of our SATCOM division.
R&D expenses increased by $1.3 million mainly due to additional internal development programs for next-generation products at our SATCOM division.
The Company recognized a 32% effective income tax rate in 2006 based upon management’s expected taxable income associated with various tax jurisdictions for the full year. The overall effective rate is subject to change during the remainder of the year, as actual results and revised forecasts may change management’s expectations for the taxable income associated with various tax jurisdictions.
Net Sales, Cost of Sales, and Operating Income (Loss) by Segment
Our segment net sales, cost of sales as a percentage of respective segment net sales, and segment operating income (loss) were as follows (in thousands):

	Quarters Ended
	Apr 1	Apr 2
(in thousands, except percentages)	2006	2005
Net sales:
LXE	$31,619	26,819
Defense & Space Systems	11,863	11,280
SATCOM	15,563	9,864
EMS Wireless	15,625	12,221
Other	—	—

Total	$74,670	60,184

Cost of sales percentage:
LXE	60.4%	59.8%
Defense & Space Systems	79.3	88.3
SATCOM	59.0	58.4
EMS Wireless	72.0	73.9
Total	65.4%	67.7%

Operating income (loss):
LXE	$1,845	982
Defense & Space Systems	384	(499)
SATCOM	1,517	440
EMS Wireless	264	(875)
Corporate and other	(369)	(279)

Total	$3,641	(231)

LXE: Net sales in 2006 were higher than in 2005 due mainly to a 27% increase in hardware units shipped for the Americas and international markets combined in the first quarter of 2006 as compared to the same period of 2005. The increase in net sales reflects the Company’s increased investment in its sales efforts, including the expansion of the Singapore and Middle East markets, and the positive acceptance of its most current product offerings, including the MX7.
Cost of sales, as a percentage of net sales, were comparable in the first quarter of 2006 and the first quarter of 2005.
Defense & Space Systems: Net sales increased for the first quarter of 2006 as compared with the first quarter of 2005 mainly due to increased production activity on government related programs. This was partially offset by decreased activity on a significant commercial satellite program that is near completion.
Cost of sales as a percentage of net sales decreased in the first quarter of 2006 relative to the same period in 2005 due to improved contract performance.
SATCOM: Net sales in the first quarter of 2006 increased by 57.8% compared with the first quarter of 2005. This increase in net sales was due to the continued growth in high-speed-data aeronautical terminals reflecting growth in the military markets, and strong sales of new aeronautical products introduced in the second half of 2005.

Cost of sales, as a percentage of net sales, was relatively unchanged in the first quarter of 2006 as compared with the first quarter of 2005.
EMS Wireless: Net sales increased by 27.9% in the first quarter of 2006 as compared with the same period of 2005 due to higher shipments of domestic antenna products to several wireless service providers to increase their network coverage footprints, including the nationwide system expansion of Cingular Wireless that began late in the first quarter of 2005.
Cost of sales, as a percentage of net sales, improved in the first quarter of 2006 compared with the first quarter of 2005, mainly due to an overall higher percentage of net sales from the Company’s traditional base station antenna product line in 2006. These antennas carry a lower cost-of-sales percentage relative to our RET (Remote Electrical Tilt) antenna product line. The improved cost-of-sales percentage was offset somewhat by higher royalty expenses in 2006 from an agreement to license intellectual property from Andrew Corporation in the third quarter of 2005.
Discontinued Operations
In the third quarter of 2003, and in the second quarter of 2005, our Board of Directors approved a formal plan to sell our Space & Technology/Montreal division, and our Satellite Network operations, respectively. As a result, we have accounted for these divisions as discontinued operations and have classified their net assets as assets held for sale through their date of disposition. Our S&T/Montreal and SatNet divisions were disposed of on November 28, 2005 and March 9, 2006, respectively.
The first quarter 2006 pre-tax results from our discontinued operations was a loss of $1.7 million. The loss resulted from lower than expected net sales by our SatNet division and the adverse affect of a weaker U.S. dollar compared with the Canadian dollar, which increased the reported cost of SatNet’s operations relative to sales under its customer agreements, most of which were denominated in U.S. dollars.
The first quarter 2005 pre-tax results from the Company’s discontinued operations was a gain of $114,000. S&T/Montreal recorded strong net sales, and reduced selling, general and administrative expense resulting in a pre-tax gain for the quarter. The gain from our S&T/Montreal division offset the loss recorded from our SatNet division for the first quarter of 2005. As is typical in a start-up situation, SatNet’s order stream was growing but uneven, which makes periodic sales volatile.
Liquidity and Capital Resources
During the first quarter of 2006, continuing financing activities generated over $31 million in positive cashflow. This was mainly due to the $58.7 million in net proceeds received from the Company’s public stock offering of 3,300,000 initial shares and 495,000 over-allotment shares, net of the repayment of all of the Company’s borrowings under its U.S. and Canadian revolving credit facilities. The $6.4 million in cash received upon the sale of SatNet, has been included in cash flows from investing activities, and the net cash used of $1.8 million in operating activities in discontinued operations was mainly due to the loss from those operations.
The Company invested the remaining proceeds from its stock offering and the sale of the SatNet division in a government obligations money market fund and in other money market instruments which were included in cash and cash equivalents at the end of the first quarter 2006. These investments are all highly liquid and include debt instruments with an initial or remaining term of less than three months.
Upon the closing of the sale of our SatNet division, the amounts available for borrowing under the Canadian credit facility were reduced by $3.3 million. At April 1, 2006, the Company had a $47.5 million borrowing capacity under its U.S. revolving credit facility and a $14.2 million borrowing capacity under its Canadian revolving credit facility and no borrowings were outstanding under either facility. The Company had $2.5 million of outstanding letters of credit at the end of the first quarter 2006, and a total of $59.2 million available for borrowing under these revolving credit facilities. The reduction in the Company’s overall debt should reduce our interest expense in the future.
The revolving facilities are secured by substantially all tangible and intangible assets, with certain exceptions for real estate that secures existing mortgages and other permitted liens. The credit agreements mature in December 2007, with no principal payments required until maturity. Interest under both the U.S. and the Canadian revolving loans are, at the Company’s option, a function of either the bank’s prime rate or LIBOR. A commitment fee equal to .50% per annum of the daily average unused credit in both the U.S. and Canada is payable quarterly. These credit facilities also restrict our ability to declare or pay cash dividends.

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
Off-Balance Sheet Arrangements
The Company has $2.5 million of standby letters of credit to satisfy performance guarantee requirements under certain customer contracts outstanding under the revolving credit agreement. While these obligations are not normally called, they could be called by the beneficiaries at any time before the expiration date should we fail to meet certain contractual requirements. The Company has an additional $1.9 million of standby letters of credit outstanding under another Canadian bank to secure a revolving credit facility for one of its foreign locations. The Company has deposited $2.7 million at a Canadian bank as collateral for these standby letters of credit, which is classified as restricted cash on the Company’s consolidated balance sheet. Most of this cash will become available to the Company by the middle of 2006 as the underlying letters of credit expire or are settled. At April 1, 2006 the Company had $46.1 million available for borrowing in the U.S. and $13.1 million available for borrowing in Canada under the respective revolving credit agreements after current borrowings and outstanding letters of credit.
As a result of the closing of the sale of its S&T/Montreal division in November 2005, the Company agreed to pay half (to a maximum of $1.25 million) of the potential liability to satisfy grievance claims arising from previously severed employees of S&T/Montreal who claim to have received insufficient severance payments, and half (to a maximum of $500,000) of any increase in the accrued pension benefit obligation of the post-retirement medical plan from December 31, 2004 to December 31, 2006. In addition, an existing contractual requirement for the Company to post approximately $3 million to secure in-orbit incentive performance of the Radarsat-2 payload was eliminated, but the Company remains liable for that amount in the event of specified in-orbit payload failures.
Also as part of the agreement to sell the net assets of S&T/Montreal, the Company released the purchaser, MacDonald, Dettwiler and Associates, Ltd. of Vancouver, B.C. (“MDA”), from a corporate guarantee, resulting in the Company accruing a $1.7 million long-term liability in the fourth quarter of 2005. This liability represents the Company’s estimated loss under a previous agreement to acquire a sub-license from MDA for $8 million in payments over a six-year period, which would entitle the Company to receive a portion of the satellite service revenues from a specific market territory over the same period. MDA had previously guaranteed that the revenues derived under the sub-license would equal or exceed the acquisition cost of the sub-license; however, without the guarantee, the Company currently estimates that its portion of the satellite service revenues will be less than the acquisition cost, and the Company has accordingly accrued a net long-term liability.
The Company is obligated, based on the SatNet sales agreement, to repurchase from Advantech, at face value, the accounts receivable included in the purchased assets that have not been collected within 90 days after the closing date, with the exception of certain identified receivables that will be repurchased at 75% of face value if they remain uncollected 180 days after the closing.

Commitments and Contractual Obligations
Except as reflected in the table below as of April 1, 2006, the Company’s material contractual cash commitments and material other commercial commitments have not changed significantly from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2005 (in millions).

	Payments due by period
			2007-	2009-
	Total	2006	2008	2010	Thereafter
Continuing Operations:
April 1, 2006:
Long-term debt, excluding capital lease obligations	$16,080	1,226	4,258	2,680	7,916
Interest on outstanding long-term debt (1)	5,766	861	1,800	1,443	1,662
Purchase commitments (2)	28,727	28,564	107	56	—

December 31, 2005 (no significant change to date):
Capital lease obligations	$344	326	18	—	—
Operating lease obligations	8,925	3,422	5,333	168	2
Deferred compensation agreements	308	—	—	—	308
Agreement to acquire satellite service sub-license	8,000	—	2,000	2,000	4,000

(1)	Reflects the repayment of the Company’s revolving loan balance from the proceeds of its stock offering in February 2006, and the related reduction in variable interest rate.

(2)	Purchase commitments primarily represent existing commitments under purchase orders or contracts to purchase inventory and raw materials for our products. Most of these purchase orders and contracts can be terminated for a fee that is either fixed or based on when termination occurs.
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
Revenue recognition on long-term contracts
Revenue recognition for fixed-price, long-term contracts is a critical accounting policy involving significant management estimates by the Defense & Space Systems and SATCOM divisions in continuing operations, as well as the Space & Technology/Montreal division in discontinued operations for periods prior to its disposition in November 2005. Long-term contracts use the ratio of cost-incurred to total-estimated-cost as the measure of performance that determines how much revenue should be recognized (percentage-of-completion method of accounting). Cost incurred and estimates of cost to complete include overhead expenses, which are applied at a budgeted rate; the budgeted overhead rate has historically been closely comparable with the periodic actual overhead rate, but any budget-versus-actual rate variance during an accounting period is expensed in that period, with no effect on revenues recognized.
The determination of total estimated cost relies on engineering estimates of the cost to complete the contract, with allowances for identifiable risks and uncertainties. If changes in engineering estimates result in an expected cost overrun (i.e., the estimated cost to complete exceeds the revenue to be recognized on the remainder of the contract), then revenue recognized-to-date will be adjusted downward, so that the revenue to be recognized on the remainder of the contract will equal the estimated cost to complete. Engineering estimates are frequently reviewed and updated; however, unforeseen problems can occur to substantially reduce the rate of future revenue recognition in relation to costs incurred. As of April 1, 2006, the Company had recognized a cumulative total of $28.0 million in revenues from continuing operations under percentage-of-completion accounting, but which revenues were unbilled as of that date due to the billing milestones specified in the respective customer contracts.
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
Accounting for government research incentives
Our accrual of research incentives from the Canadian government is a critical accounting policy involving management estimates for our SatNet division, and the S&T/Montreal division (through the date of its disposition in November 2005) in discontinued operations. These incentives are in the form of a cash reimbursement for a portion of certain qualified research expenditures. Incentives are recorded as a reduction of cost-of-sales, because the underlying research efforts primarily apply to development of technological capabilities for specific business opportunities. For the first quarter of 2006, total incentives earned were approximately $91,000, compared with $400,000 for 2005. We have established procedures to identify qualified costs and to submit appropriate claims for reimbursement. All of these claims are subject to financial and scientific audits by the Canadian government to determine whether certain expenses qualified for incentive programs. Although historically these audits have not resulted in significant disallowances of previously accrued incentives, such disallowances in the future would have an unfavorable effect on our consolidated statements of operations.
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
Evaluation of long-lived assets for impairment
All long-lived assets on the consolidated balance sheet are periodically reviewed for impairment. If an indication of impairment arises, we test recoverability by estimating the cash flows expected to result from the long-lived assets under several different scenarios, including the potential sale of assets, as well as continued holding of the assets under several different kinds of business conditions. No long-lived assets that were classified as “held and used” were determined to be impaired as of April 1, 2006.
The assets of our Space & Technology/Montreal and the SatNet divisions were reclassified from “assets held and used” to “assets held for sale” (through the date of their respective dispositions in November 2005 and March of 2006), due to decisions to dispose of these operations in the third quarter of 2003 and the second quarter of 2005, respectively. As a result, the Space & Technology/Montreal and SatNet divisions were accounted for as discontinued operations, and the net assets held for sale were written down to their estimated fair values upon disposal.
Establishment of reserves for deferred income tax assets
It is management’s current expectation that our Canadian operations will utilize enough research-related tax benefits each year to offset any Canadian federal tax liability for any given year. Historically, we had reserved substantially all the net deferred tax assets associated with these research-related tax benefits (totaling approximately $48 million at the end of 2005), because they are unlikely to be realized. However, this reserve was reduced by $.4 million to reflect the expected future utilization of research-related tax benefits following the disposition of our discontinued operations, which were unprofitable. This reserve may be reduced further – resulting in an income tax benefit to future consolidated statements of operations – if: (1) our profitability in Canada increases, which would increase the tax liability available to offset in future years, or (2) the level of our qualified research in Canada decreases, which would lower the tax benefits earned in future years.
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
Additional information concerning these and other potential risk factors is included in Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Effect of New Accounting Pronouncements
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140”, which applies to certain “hybrid financial instruments,” which are instruments that contain embedded derivatives. The new standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments containing embedded derivatives requiring bifurcation.
This new standard also permits an election for fair value remeasurement of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under SFAS 133. The fair value election can be applied on an instrument-by-instrument basis to existing instruments at the date of adoption and can be applied to new instruments on a prospective basis. This Statement is effective for all financial instruments acquired or issued after January 1, 2007. The Company expects that SFAS No. 155 will not have a material impact on the Company’s consolidated financial statements.
In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs — an amendment of ARB No. 43 Chapter 4.” SFAS No. 151 more clearly defines when excessive idle facility expense, freight, handling costs, and spoilage are to be current-period charges. In addition, SFAS No. 151 requires the allocation of fixed production overhead to the cost of conversion to be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company’s adoption of SFAS No. 151 did not have a material impact on the Company’s 2006 consolidated financial statements.
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)), which became effective January 1, 2006 for the Company. See Note 11 for the impact on the Company’s consolidated financial statements from the adoption of SFAS No. 123(R).

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
As of April 1, 2006, the Company had the following market risk sensitive instrument (in thousands):

Revolving credit loan with a bank in the United Kingdom, matured in April 2006, and then was renewed until April 2007, interest payable monthly at a variable rate (5.5% at the end of the quarter)	$1,842

Total market-sensitive debt	$1,842

A 1% increase in the interest rates for our market-sensitive debt obligations would have increased interest expense by $40,000 for the quarter based on the average outstanding borrowings under these obligations.
As of April 1, 2006, the Company also had intercompany accounts that eliminate in consolidation but that are considered market risk sensitive instruments. Short-term due to (from) the parent, payable (receivable) by international subsidiaries arising from purchase of the parent’s products for sale were as follows:

	Exchange Rate	$U.S.
	($U.S. per unit of	in thousands
	local currency)	(reporting currency)

France	1.2140 /Euro	$1,930
Belgium	1.2140 /Euro	1,693
Canada	0.8568 /Dollar	1,541
Australia	0.7165 /Dollar	1,394
United Kingdom	1.7393 /Pound	1,140
Germany	1.2140 /Euro	618
Sweden	0.1287 /Krona	167
Italy	1.2140 /Euro	106
Singapore	0.6189 /Dollar	49
Netherlands	1.2140 /Euro	34

Total short-term due to parent		$8,672

The Company has foreign currency risks associated with forward contracts as follows (in thousands, except average contract rate):

			Average	($U.S.)
	Notional		Contract	Fair
	Amount		Rate	Value
Foreign currency forward contracts
Continuing Operations:
Euros (sell for U.S. dollars)	3,500	Euros	1.1946	$(71)
U.S. dollars (sell for Canadian dollars)	15,000	USD	1.1663	19
Australian dollars (sell for U.S. dollars)	1,000	AUD	0.7131	(1)
British pounds (sell for U.S. dollars)	650	GBP	1.7253	(9)
British pounds (sell for Canadian dollars)	1,000	GBP	2.0440	16

				$(46)

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
The CEO and CFO have evaluated the Company’s disclosure controls and procedures as of the end of the period covered in this report. Based upon this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls over financial reporting and procedures are adequate to accomplish their objective and are functioning effectively.
During the three months ended April 1, 2006, there were no changes in our internal control over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act). To address the material weaknesses that were identified in management’s Annual Report on the effectiveness of internal control over financial reporting in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company expanded its policies and procedures to provide for a more detailed review control with respect to the accounting functions at the Company’s operating divisions, as well as the analysis of sales agreements and related documentation in accounting for assets/liabilities held for sale-discontinued operations.

PART II
OTHER INFORMATION
ITEM 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 6. Exhibits
The following exhibits are filed as part of this report:
2.0 Asset Purchase Agreement by and among EMS Technologies Canada, Ltd, EMS Technologies, Inc., Advantech Satellite Networks Inc. and Advantech Advanced Microwave Technologies Inc. dated December 22, 2005 (incorporated by reference to Exhibit 2.3 to the Company’s Registration on Form S-3 dated January 13, 2006).
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

EMS TECHNOLOGIES, INC.

By:	/s/ Alfred G. Hansen	Date: May 11, 2006
Alfred G. Hansen
President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Don T. Scartz	Date: May 11, 2006
Don T. Scartz
Executive Vice President, Chief Financial
Officer and Treasurer (Principal Financial Officer)