Form 10-Q
period 2006-07-01
EMS TECHNOLOGIES INC
filed 2006-08-10
CIK 32198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2006
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on August 7, 2006:

Class	Number of Shares

Common Stock, $.10 par Value	15,223,962
AVAILABLE INFORMATION
EMS Technologies, Inc. makes available free of charge, on or through its website at www.ems-t.com, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Information contained on the Company’s website is not part of this report.

PART I
FINANCIAL INFORMATION
ITEM 1. Financial Statements
EMS Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Quarters Ended		Six Months Ended
	July 1	July 2	July 1	July 2
	2006	2005	2006	2005
Net sales	$77,963	81,559	152,633	141,743
Cost of sales	50,429	54,442	99,277	95,185
Selling, general and administrative expenses	18,767	16,097	35,983	32,150
Research and development expenses	5,100	4,058	10,065	7,677

Operating income	3,667	6,962	7,308	6,731
Non-operating income, net	625	90	966	158
Foreign exchange loss	(333)	(81)	(674)	(74)
Interest expense	(514)	(1,054)	(1,236)	(1,952)

Earnings from continuing operations before income taxes	3,445	5,917	6,364	4,863
Income tax expense	(975)	(2,012)	(1,909)	(1,654)

Earnings from continuing operations	2,470	3,905	4,455	3,209

Discontinued operations (note 2):
Loss from discontinued operations before income taxes	(798)	(9,515)	(2,525)	(9,401)
Income tax (expense) benefit	—	(36)	(30)	242

Loss from discontinued operations	(798)	(9,551)	(2,555)	(9,159)

Net earnings (loss)	$1,672	(5,646)	1,900	(5,950)

Net earnings (loss) per share (note 4):
Basic:
Earnings from continuing operations	$0.16	0.35	0.32	0.29
Loss from discontinued operations	(0.05)	(0.86)	(0.19)	(0.82)

Net earnings (loss)	$0.11	(0.51)	0.13	(0.53)

Diluted:
Earnings from continuing operations	$0.16	0.35	0.31	0.29
Loss from discontinued operations	(0.05)	(0.85)	(0.18)	(0.82)

Net earnings (loss)	$0.11	(0.50)	0.13	(0.53)

Weighted average number of shares (note 4):
Basic	15,185	11,165	14,083	11,164
Diluted	15,252	11,186	14,147	11,199
See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands)

	July 1	Dec 31
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$55,190	12,978
Restricted cash	159	2,620
Trade accounts receivable, net (note 6)	88,167	92,973
Inventories (note 7)	38,504	34,673
Deferred income taxes, net	1,433	1,433
Other current assets	—	716
Assets held for sale (note 2)	—	6,732

Total current assets	183,453	152,125

Property, plant and equipment:
Land	1,150	1,150
Buildings and leasehold improvements	15,339	15,242
Machinery and equipment	80,512	76,342
Furniture and fixtures	8,540	8,511

Total property, plant and equipment	105,541	101,245
Less accumulated depreciation and amortization	71,117	66,965

Net property, plant and equipment	34,424	34,280

Deferred income taxes, net — non-current	3,634	3,634
Intangible assets, net	2,934	3,298
Goodwill	13,526	13,526
Other assets	10,863	12,597

Total assets	$248,834	219,460

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited), continued
(in thousands, except share data)

	July 1	Dec 31
	2006	2005
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$3,087	6,825
Accounts payable	24,712	34,089
Income taxes payable	1,717	1,866
Accrued compensation costs	7,570	9,402
Accrued retirement costs	1,479	2,603
Deferred service revenue	7,585	5,755
Liabilities related to assets held for sale (note 2)	—	2,130
Other current liabilities	7,063	4,801

Total current liabilities	53,213	67,471
Long-term debt, excluding current installments	12,319	36,583
Other liabilities	1,842	1,750

Total liabilities	67,374	105,804

Shareholders’ equity:
Preferred stock of $1.00 par value per share
Authorized 10,000,000 shares; none issued	—	—
Common stock of $.10 par value per share
Authorized 75,000,000 shares, issued and outstanding 15,224,000 in 2006 and 11,343,000 in 2005	1,522	1,134
Additional paid-in capital	131,219	71,389
Accumulated other comprehensive income (loss) — foreign currency translation adjustment	5,589	(97)
Retained earnings	43,130	41,230

Total shareholders’ equity	181,460	113,656

Total liabilities and shareholders’ equity	$248,834	219,460

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended
	July 1	July 2
	2006	2005
Cash flows from operating activities:
Net earnings (loss)	$1,900	(5,950)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and other intangibles amortization	4,725	4,749
Loss (earnings) from discontinued operations	2,555	9,159
Stock-based compensation expense	177	—
Gain on sale of assets	(316)	—
Changes in operating assets and liabilities:
Trade accounts receivable	6,848	(16,343)
Inventories	(3,077)	332
Accounts payable	(8,306)	4,437
Income taxes payable	(81)	362
Accrued costs, deferred revenue, and other current liabilities	(1,066)	1,088
Other	(592)	(1,876)

Net cash provided by (used in) operating activities in continuing operations	2,767	(4,042)
Net cash used in operating activities in discontinued operations (Revised-Note 1)	(2,707)	(5,397)

Net cash provided by (used in) operating activities	60	(9,439)

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,973)	(4,682)
Payments for asset acquisitions	(125)	—
Proceeds from sales of assets	10,525	364

Net cash provided by (used in) investing activities in continuing operations	6,427	(4,318)
Net cash used in investing activities in discontinued operations (Revised -Note 1)	—	(1,001)

Net cash provided by (used in) investing activities	6,427	(5,319)

Cash flows from financing activities:
Net increase (decrease) in revolving debt	(27,035)	10,207
Repayment of term debt	(797)	(662)
Decrease in restricted cash	2,461	2,160
Deferred financing costs paid	(30)	(73)
Proceeds from public stock offering, net of expenses	58,736	—
Proceeds from exercise of stock options, net of withholding taxes paid	1,305	12

Net cash provided by financing activities	34,640	11,644

Net change in cash and cash equivalents	41,127	(3,114)
Effect of exchange rates on cash and cash equivalents	1,085	1,569
Cash and cash equivalents at beginning of period	12,978	14,553

Cash and cash equivalents at end of period	$55,190	13,008

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
July 1, 2006 and July 2, 2005
1. Basis of Presentation
EMS Technologies, Inc. (“EMS”) designs, manufactures and markets products to wireless and satellite communications markets for both commercial and defense applications. EMS’s products are focused on the needs of the mobile information user, with an increasing emphasis on broadband applications for high-data-rate, high-capacity wireless communications.
The consolidated financial statements include the accounts of EMS Technologies, Inc. and its wholly-owned subsidiaries LXE Inc., EMS Technologies Canada, Ltd., and EMS Wireless do Brasil, Ltda. (collectively, “the Company”). All significant intercompany balances and transactions have been eliminated in consolidation.
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
Following is a summary of the Company’s significant accounting policies:
— Management’s Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and reporting of revenues and expenses during the period. Actual future results could differ from those estimates.
— Cash Equivalents
The Company considers all highly liquid debt instruments with initial or remaining terms of three months or less to be cash equivalents. Cash equivalents at July 1, 2006 and December 31, 2005 included investments of $36.0 million and $1.5 million, respectively, in a government obligations money market fund, in other money market instruments and interest-bearing deposits.
— Effect of New Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years
In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs- an amendment of ARB No. 43 Chapter 4.” SFAS No. 151 more clearly defines when excessive idle facility expense, freight, handling costs, and spoilage are to be current-period charges. In addition, SFAS No. 151 requires the allocation of fixed production overhead to the cost of conversion to be based on the normal capacity of the production facilities, SFAS No. is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company’s adoption of SFAS No. 151 as of January 1, 2006 did not have a material impact on the Company’s 2006 consolidated financial statements.

beginning after December 15, 2006. The Company is assessing FIN 48 and has not determined the impact that the adoption of FIN 48 will have on its financial position or results of operations.
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
The Company incurred certain costs associated with the disposal of its S&T/Montreal division, including termination benefits to certain individuals who were employed in senior positions in the S&T/Montreal division but who were not retained by the purchaser, and other associated costs, including transaction fees to the selling agent and the Company’s attorneys. Total costs incurred through July 1, 2006 for the disposal of this operation were $2,779,000. These costs were included in the loss from discontinued operations line on the Company’s consolidated statement of operations of which $2,246,000 were included in 2005, and $533,000 were included in 2006 to settle various sale-related contingencies. A portion of these costs were offset by a $95,000 credit that was recorded in the second quarter of 2006 for additional government research tax incentives resulting from a routine audit of qualified research expenditures. The following table summarizes the liability for costs incurred for the disposal of our S&T/Montreal division as of the end of the second quarter 2006 (in thousands):

Liabilities resulting	Liability	Costs incurred	Costs	Liability
from the sale of the	at	and expensed	paid	at
S&T/Montreal division	Dec 31, 2005	in 2006	in 2006	July 1, 2006
Termination benefits	$1,047	64	(727)	384

Other associated costs	161	469	(539)	91

Total	$1,208	533	(1,266)	475

As a result of the closing of the sale of its S&T/Montreal division in November 2005, the Company agreed to pay half (to a maximum of $1.25 million) of the potential liability to satisfy grievance claims arising from former employees of S&T/Montreal, and half (to a maximum of $500,000) of any increase in the accrued pension benefit obligation of the post-retirement medical plan from December 31, 2004 to December 31, 2006. In addition, an existing contractual requirement for the Company to post approximately $3 million to secure in-orbit incentive performance of the Radarsat-2 payload was eliminated, but the Company remains liable for that amount in the event of specified in-orbit payload failures. Based upon the available information, management believes that the outcome for each of these particular contingencies is not probable and cannot be estimated. As a result, the Company has not recorded a liability at July 1, 2006 related to any of these contractual arrangements.
Also as part of the agreement to sell the net assets of S&T/Montreal, the Company released the purchaser from a corporate guarantee, resulting in the Company accruing a $1.7 million long-term liability in the fourth quarter of 2005. This liability represents the Company’s estimated loss under a previous agreement to acquire a sub-license from the purchaser for $8 million in payments over a six-year period, which would entitle the Company to receive a portion of the satellite service revenues from a specific market territory over the same period. The purchaser had previously guaranteed that the revenues derived under the sub-license would equal or exceed the acquisition cost of the sub-license; however, without the guarantee, the Company currently estimates that its portion of the satellite service revenues will be less than the acquisition cost, and the Company has accordingly accrued a net long-term liability.
The Company reported a loss of $591,000 in the first six months of 2006 from the disposal of its SatNet division, including costs to sell. Total costs incurred for the disposal of this operation were $1,232,000.
The Company is obligated, based on the SatNet sales agreement, to repurchase at face value, the accounts receivable included in the purchased assets that have not been collected within 90 days after the closing date, with the exception of certain identified receivables that will be repurchased at 75% of face value if they remain uncollected

180 days after the closing. As of July 1, 2006, the Company has recorded an estimated liability of $111,000 for accounts receivable to be repurchased that had not been collected within 90 days after the closing date.
On March 9, 2006, the Company completed the sale of the assets and operating liabilities of its SatNet division. In addition to the purchaser’s assumption of trade payables, liabilities under existing SatNet contracts and other specified liabilities, the agreement provided for the payment of aggregate consideration in the amount of $8,827,000, consisting of cash in the amount of $6,502,000 and an interest-bearing note in the initial principal amount of $2,325,000. The note is to be repaid in three equal annual installments commencing in May 2007.
The results of these discontinued operations for the second quarters and first six months of 2006 and 2005 were as follows (in thousands):

	Quarters Ended		Six Months Ended
	July 1	July 2	July 1	July 2
	2006	2005	2006	2005
Net sales	$—	17,430	799	37,010
Expenses	—	16,945	2,295	36,411
Estimated loss on disposal	—	10,000	—	10,000
Loss from sale of assets	798	—	1,029	—

Loss before income taxes	(798)	(9,515)	(2,525)	(9,401)
Income tax (expense) benefit	—	(36)	(30)	242

Loss from discontinued operations	$(798)	(9,551)	(2,555)	(9,159)

Pre-tax results from discontinued operations for the second quarter of 2006 was a loss of $0.8 million. The loss resulted from expenses for legal, audit, and other outside services, as well as the effect of adjustments to settle various contingent items. For the first six months of 2006, the Company had a pre-tax loss of $2.5 million due to lower net sales by the SatNet division through its date of disposition, and the adverse affect of a weaker U.S. dollar as compared with the Canadian dollar, which increased the reported cost of SatNet’s operations relative to sales under its customer agreements, most of which were denominated in U.S. dollars.
Following are the components of the consolidated balance sheet accounts classified as current assets and liabilities related to assets held for sale as of July 1, 2006 and December 31, 2005 (in thousands):

	July 1	Dec 31
	2006	2005
Trade accounts receivable, net	$—	3,417
Inventories	—	3,035
Other assets	—	280

Total assets held for sale	$—	6,732

Accounts payable	$—	1,587
Other current liabilities	—	543

Total liabilities related to assets held for sale	$—	2,130

3. Derivative Financial Instruments
The Company uses derivative financial instruments (foreign currency forward contracts) to hedge currency fluctuations in future cash flows denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. The Company has established policies and procedures for risk assessment and for approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into derivative financial instruments for trading or speculative purposes.
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

For continuing operations, the derivative activity as reported in the Company’s consolidated financial statements during the second quarters and the first six months of 2006 and 2005 was (in thousands):

	Quarters Ended		Six Months Ended
	July 1	July 2	July 1	July 2
	2006	2005	2006	2005
Beginning net liability for derivatives	$(53)	(58)	(4)	(128)
Changes in consolidated statement of operations:
Sales:
Loss in value of embedded derivatives	(11)	—	(5)	(1)
Foreign exchange gain (loss):
Gain (loss) in value of derivative instruments that do not qualify as hedging instruments	(167)	153	(204)	172
Matured foreign exchange contracts	37	3	19	55

Net consolidated statements of operations gain (loss) from changes in value of derivative instruments	(141)	156	(190)	226

Ending net asset (liability) for derivatives	$(194)	98	(194)	98

For discontinued operations, the net asset for derivatives at July 2, 2005 was $101,000. There was no net asset or liability for derivatives for discontinued operations at July 1, 2006.
All of the foreign currency contracts currently in place will expire by the second quarter of 2007.
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
For each earnings (loss) per share calculation reported for the second quarters and the first six months of 2006 and 2005, the numerators were the same as reported in the consolidated statements of operations. Following is a reconciliation of the denominators for basic and diluted earnings (loss) per share calculations for the second quarters and six months ended July 1, 2006 and July 2, 2005 (in thousands):

	Quarters Ended		Six Months Ended
	July 1	July 2	July 1	July 2
	2006	2005	2006	2005
Basic-weighted average common shares outstanding	15,185	11,165	14,083	11,164
Incremental effect of dilutive common stock equivalents:
Unexercised in-the-money stock options	67	21	64	35

Diluted-weighted average common and dilutive shares outstanding	15,252	11,186	14,147	11,199

— Common Stock Public Offering
On February 15, 2006, the Company completed the sale of 3,300,000 shares of common stock (par value $0.10 per share) in a registered public offering, and on February 27, 2006, the Company issued an additional 495,000 shares upon the exercise of the underwriters’ over-allotment option. The offering price was $16.70 per share, and the Company received net proceeds of approximately $58.7 million after deducting underwriting discounts, commissions and other offering expenses. The Company used these net proceeds to repay all of its borrowings under its U.S. and Canadian revolving credit facilities. The remaining proceeds, along with the available credit facility borrowings, are intended to be used to fund working capital, other general corporate expenses, and to finance possible business acquisitions that we may pursue in the future. Pending final use, the net proceeds have been invested in a government obligations money market fund, in other money market instruments and interest- bearing deposits.
5. Comprehensive Income (Loss)
Following is a summary of comprehensive income (loss) (in thousands):

	Quarters Ended		Six Months Ended
	July 1	July 2	July 1	July 2
	2006	2005	2006	2005
Net income (loss)	$1,672	(5,646)	1,900	(5,950)
Other comprehensive income:
Reclassification due to sale of discontinued operations	—	—	2,008	—
Foreign currency translation adjustment	3,039	1,283	3,678	778

Comprehensive income (loss)	$4,711	(4,363)	7,586	(5,172)

6. Trade Accounts Receivable
Trade accounts receivable include the following (in thousands):

	July 1	Dec 31
	2006	2005
Amounts billed	$63,980	71,662
Unbilled revenues under long-term contracts (1)	30,237	25,086
Customer advanced payments	(4,993)	(2,998)
Allowance for doubtful accounts	(1,057)	(777)

Trade accounts receivable, net	$88,167	92,973

(1)	Unbilled net sales under long-term contracts are usually billed and collected within one year
7. Inventories
Inventories include the following (in thousands):

	July 1	Dec 31
	2006	2005
Parts and materials	$21,239	23,020
Work-in-process	4,920	2,783
Finished goods	12,345	8,870

Inventories, net	$38,504	34,673

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
Following is a summary of the Company’s interim segment data (in thousands):

	Quarters Ended		Six Months Ended
	July 1	July 2	July 1	July 2
	2006	2005	2006	2005
Net sales:
LXE	$35,106	31,572	66,725	58,391
Defense & Space Systems	11,501	13,293	23,364	24,573
SATCOM	18,442	12,189	34,005	22,053
EMS Wireless	12,917	24,505	28,542	36,726
Other	(3)	—	(3)	—

Total	$77,963	81,559	152,633	141,743

Operating income (loss):
LXE	$2,903	2,170	4,748	3,152
Defense & Space Systems	352	1,456	736	957
SATCOM	1,337	901	2,854	1,341
EMS Wireless	(714)	2,605	(450)	1,730
Corporate	(211)	(170)	(580)	(449)

Total	$3,667	6,962	7,308	6,731

Net earnings (loss) from continuing operations:
LXE	$1,685	1,290	2,794	1,795
Defense & Space Systems	151	846	331	473
SATCOM	1,121	739	2,421	1,252
EMS Wireless	(479)	1,516	(409)	873
Other	(51)	(61)	(109)	(122)
Corporate	43	(425)	(573)	(1,062)

Total	$2,470	3,905	4,455	3,209

9. Warranty Liability
The Company generally provides a limited warranty for each of its products. The basic warranty periods vary from one to five years, depending upon the type of product. For certain products, customers can purchase warranty coverage for specified additional periods.
The Company records a liability for the estimated costs to be incurred under warranties which is included in other current liabilities on the Company’s consolidated balance sheets. The amount of this liability is based upon historical, as well as expected, rates of warranty claims. The warranty liability is periodically reviewed for adequacy and adjusted as necessary. Following is a reconciliation of the aggregate product warranty liability for the quarters presented (in thousands):

	Quarters Ended		Six Months Ended
	July 1	July 2	July 1	July 2
	2006	2005	2006	2005
Balance at beginning of period	$3,555	2,023	3,369	2,088
Accruals for warranties issued during the period	1,204	938	1,838	1,271
Settlements made during the period	(979)	(426)	(1,427)	(824)

Balance at end of period	$3,780	2,535	3,780	2,535

10. Long-Term Debt
The Company used a portion of the $58.7 million net proceeds from the public stock offering in February 2006 to repay all of its borrowings under its U.S. and Canadian revolving credit facilities. The Company invested the remaining proceeds from its stock offering along with the $6.4 million received from the closing of the SatNet sale on March 9, 2006 in a government obligations money market fund and in other money market instruments.
At July 1, 2006, the Company had a $47.5 million maximum borrowing capacity under its U.S. revolving credit facility and a $14.2 million maximum borrowing capacity under its Canadian revolving credit facility. The revolving facilities are secured by substantially all tangible and intangible assets, with certain exceptions for real estate that secures existing mortgages and other permitted liens. The credit agreements mature in December 2007, with no principal payments required until maturity. Interest under both the U.S. and the Canadian revolving loans are, at the Company’s option, a function of either the bank’s prime rate or LIBOR. A commitment fee equal to .50% per annum of the daily average unused credit in both the U.S. and Canada is payable quarterly. These credit facilities also restrict our ability to declare or pay cash dividends.
The Company has $3.9 million of standby letters of credit to satisfy performance guarantee requirements under certain customer contracts outstanding under the revolving credit agreements. While these obligations are not normally called, they could be called by the beneficiaries at any time before the expiration date should we fail to meet certain contractual requirements. The Company has an additional $119,000 of standby letters of credit outstanding with another Canadian bank to secure a revolving credit facility for a European subsidiary. The Company has deposited $159,000 at a Canadian bank as collateral for these standby letters of credit, which is classified as restricted cash on the Company’s consolidated balance sheet. Approximately $50,000 will become available to the Company in July of 2006 and the remainder in January of 2010 as the underlying letters of credit expire or are settled. At July 1, 2006, the Company had $46.8 million available for borrowing in the U.S. and $11.0 million available for borrowing in Canada under the respective revolving credit agreements after outstanding letters of credit.
The revolving credit agreements include various covenants such as a required minimum consolidated net worth, a maximum ratio of total funded debt to historical earnings before interest, taxes, depreciation, and amortization (EBITDA), and a minimum ratio of historical EBITDA less capital expenditures and taxes paid to specified fixed charges, mainly interest and scheduled principal repayments under all debt agreements. There are various other covenants that are customary in such borrowings, including a limitation on the ability of the Company to declare or pay cash dividends. At July 1, 2006, the Company was in compliance with these covenants.

11. Stock-Based Compensation
The Company has granted non-qualified stock options to key employees and directors under several stock option plans and nonvested stock. All outstanding options have been granted at 100% of fair market value on each option’s grant date. The principal vesting requirement for all options granted prior to January 1, 2006 was the satisfying of a service condition. The vesting requirements for options granted in 2006 included service-based and performance-based conditions. Grants to executives are made from a shareholder-approved plan. Grants to non-executives are made from a plan that has not been subject to shareholder approval. At July 1, 2006, there were options exercisable under all plans for approximately 941,000 shares of stock, and there were approximately 379,000 shares available for future option grants. Upon exercise of an option, the Company’s policy is to issue new shares.
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
The Company has adopted SFAS No. 123(R) under the modified prospective method of transition, beginning with the first quarter of 2006. Under the modified prospective method, share-based compensation is recognized for (1) new share-based payment awards granted, (2) awards modified, repurchased, or cancelled after the required effective date, and (3) the remaining portion of the requisite service under previously-granted unvested awards outstanding as of the required effective date. Measurement and attribution of compensation costs for unvested share-based payment awards granted prior to the adoption of SFAS No. 123(R) are based on the original measure of the grant-date fair value and the same attribution method used previously under the provisions for pro-forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation.” The modified prospective method does not allow any change to the grant-date fair value of previously reported share-based payment awards.
The Company occasionally makes grants of nonvested stock to senior executives. These grants are valued on the date of grant at the intrinsic value of the underlying stock. Typically, the only restriction related to these grants is a service condition. The Company expenses the value of a nonvested grant on a straight-line basis over the service period. At July 1, 2006, the Company had granted 20,000 nonvested shares to a senior executive.
As a result of the adoption of SFAS No. 123(R) on January 1, 2006, and the granting of nonvested stock in 2006, the Company recognized $67,000 of share-based charges to income in the second quarter of 2006 and $205,000 for the first six months of 2006, before income tax benefit, for all the Company’s stock plans. The Company also recognized related income tax benefits of $20,000 and $62,000, respectively, for the same interim periods.
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
In the notes to its financial statements for the prior year’s comparable interim periods, the Company disclosed the following pro-forma effect on reported net loss and loss per share, as if the Company had applied the fair value method to measure stock-based compensation (in thousands, except net loss per share):

	Three Months	Six Months
	Ended	Ended
	July 2, 2005	July 2, 2005
Net loss:
As reported (1)	$(5,646)	(5,950)
Less: Stock-based employee compensation expense determined under the fair value method, net of tax	(221)	(538)

Pro forma	$(5,867)	(6,488)

Basic net loss per share:
As reported	$(0.51)	(0.53)
Pro forma	(0.53)	(0.58)
Diluted net loss per share:
As reported	$(0.50)	(0.53)
Pro forma	(0.52)	(0.58)

(1)	Stock compensation expense has not been recognized in net loss
The fair values of share options in pro-forma disclosures for periods prior to January 1, 2006 were estimated on the date of grant using the Black-Scholes option pricing model. The pro-forma stock-based employee compensation reported in the second quarter and first six months of 2005 was based on options granted between 2002 and 2005, with fair values ranging from $8.30 to $15.53 per share. The critical assumptions in the Black-Scholes option pricing model included expected volatility ranging from approximately .61 to .68, risk-free rates ranging from .9% to 3.9%, no dividend yield, and expected lives ranging from five months to ten years. The Company has also estimated future forfeiture rates, based upon the age and expected length of service of specific option recipients.
Following is a summary of service-based option activity for the first six months of 2006 (shares and aggregate intrinsic value in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Options outstanding at December 31, 2005	1.243	$18.08
Granted	45	19.00
Exercised	(109)	15.84		$3.19
Forfeited or expired	(124)	18.82

Options outstanding at July 1, 2006	1,055	18.26	4.3	2,244

Options exercisable at July 1, 2006	942	18.48	4.0	1,812

Following is a summary of nonvested service-based option activity for the first six months of 2006 (shares in thousands):

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested outstanding at December 31, 2005	175	$12.22
Granted	45	13.23
Vested	(107)	13.71
Forfeited or expired	—

Non-vested outstanding at July 1, 2006	113	$11.21

As of July 1, 2006, there was $797,000 of total unrecognized compensation cost related to nonvested service-based options granted under the Company’s plans. That cost is expected to be recognized over a weighted-average period of 1.9 years.
Options with performance-based and service-based vesting
In 2006, the Company issued options that included both performance-based and service-based vesting conditions. Each option becomes exercisable as to 25% of the shares beginning on the first anniversary of the grant and continuing on the subsequent three anniversaries, provided that the Company or, in the case of divisional employees, the employee’s principal division during the year, have achieved during the year preceding each vesting date, the earnings target specified by the Board’s compensation committee at the beginning of each year. Under SFAS 123(R), fair value cannot be established for any vesting tranches for which the performance condition has not been definitively established, and these tranches have no effect on compensation expense for 2006; the fair value for vesting tranches with no definitively established performance condition will be determined when the performance conditions are established and recognized over the remaining vesting period. These performance-based options expire on the sixth anniversary of the grant. All other terms and conditions of the 2006 option grants are similar to options with service-based vesting only.
Following is a summary of 2006 grants (in thousands) with performance-based and service-based vesting conditions:

				Weighted
				Average
		Weighted	Weighted	Remaining
		Average	Average	Contractual	Aggregate
		Exercise	Grant-Date	Term	Intrinsic
	Shares	Price	Fair Value	(years)	Value
Options outstanding at December 31, 2005	—	$—
Granted	183	—	$9.56
Exercised	—	—
Forfeited or expired	(1)	—

Options outstanding at July 1, 2006	182	18.91		5.7	$—

The fair value of share options granted was estimated using the Black-Scholes option pricing model. Critical assumptions included an expected term of 5 years (based on historical experience), expected volatility of .56 (based on historical experience over a period equal to the expected term), a risk-free rate of return ranging from 4.75% to 5.02%, and no dividend yield. None of the options granted in 2006 have vested.
The combined fair value of performance and service-based grants in 2006 was approximately $436,000. Subsequent to these grants, the Company revised its earnings forecast and as a result, management believes that most of the performance grants are unlikely to become vested. As a result, no expense is being recognized for grants unlikely to vest, and compensation expense in the second quarter of 2006 was reduced by approximately $53,000 for amounts that had been accrued for these grants in the first quarter of 2006. At July 1, 2006, approximately $43,000 of unrecognized compensation cost related to nonvested performance and service-based grants is expected to be recognized during the remainder of 2006.
In the second quarter and the first six months of 2006, the Company received $1.1 million and $1.3 million, net of withholding taxes, respectively, from the exercising of share options.
Nonvested stock
Nonvested stock valued at $402,000 was granted in the second quarter of 2006. The only restriction on the stock is the completion of specified service periods. The value of the stock will be expensed by the Company on a straight-line basis over a weighted average 2.5-year service period.
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
We are a leading designer, manufacturer and marketer of advanced wireless communications products for diverse commercial, defense and government markets. We focus on the needs of the mobile information user and the increasing demand for wireless broadband communications. Our products enable communications across a variety of coverage areas, ranging from global to regional to within a single building. Our continuing operations include the following four business units:
•	LXE - Rugged mobile computer terminals and other equipment for wireless local area networks;

•	Defense & Space Systems - Highly engineered hardware for satellites and defense electronics applications;

•	SATCOM - Satellite communications antennas and terminals for aircraft and ground-based vehicles, other portable satellite terminals, and satellite ground stations for search and rescue operations;

•	EMS Wireless - Base station antennas and signal repeaters for PCS/cellular systems;
Following is a summary of significant factors affecting the Company in the second quarter and first six months of 2006:
Overview:
•	In February 2006, the Company completed the sale of 3,795,000 shares of its common stock, including the underwriters’ over-allotment option of 495,000 shares, in a registered public offering. The offering price was $16.70 per share, and the Company received net proceeds of approximately $58.7 million after deducting underwriting discounts, commissions and other offering expenses. The Company used a portion of these net proceeds to repay all of its borrowings under its U.S. and Canadian revolving credit facilities.

•	On March 9, 2006, the Company completed the sale of the assets and operating liabilities of its SatNet division, reported in discontinued operations.
For continuing operations:
•	Net sales increased by 7.7% for the first six months of 2006 as compared to the same period of 2005 mainly due to record net sales reported by our SATCOM and LXE divisions.

•	Three of the four divisions reported operating income in the second quarter and first six months of 2006, and the Company reported net income from continuing operations at the consolidated level, despite the losses reported at our EMS Wireless division.
For discontinued operations:
•	Our discontinued operations reported a $0.8 million loss before income tax for the quarter, resulting from the expense of legal, audit, and other outside services, as well as the effect of adjustments to settle various contingent items. The first six months of 2006 resulted in a loss of $2.5 million that included a $1.7 million loss from our SatNet operations through their date of disposition on March 9, 2006.

Description of Net Sales, Costs and Expenses
Net sales
The amount of net sales reported in a given period is the most significant factor affecting our operating income. We sell our products through established networks of value-added-resellers, systems integrators who incorporate our products into the systems they sell to end users, as well as directly to end users. In addition to product sales, we also generate net sales from the sale of maintenance and repair services. Such service revenues have been, and are expected to continue to be, below 10% of our net sales in 2006.
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
Foreign exchange gains and losses
We recognize foreign exchange gains and losses, mainly in our SATCOM and LXE divisions, related to assets or liabilities that are denominated in a currency different from the local functional currency. For our Canada-based SATCOM division, most trade receivables relate to contracts denominated in U.S. dollars; when the U.S. dollar weakens against the Canadian dollar, the value of SATCOM’s trade receivables decreases and foreign exchange losses result. For our LXE division’s Europe-based subsidiaries, most trade payables are in U.S. dollars and relate to their purchases of hardware from LXE’s U.S. operations for sale in Europe; when the U.S. dollar weakens against the Euro or other European currency, the value of the LXE subsidiaries’ trade payables decreases and foreign exchange gains result.
We enter into forward currency contracts to manage our exposure to changes in foreign currency exchange rates. The notional amount of each forward currency contract is based on the amount of exposure for a specific asset or liability subject to changes in foreign currency exchange rates. We mark these contracts to market in our consolidated statements of operations.
Interest expense
We incur interest expense related to mortgages on certain facilities and our long-term debt, principally revolving credit loans with U.S. and Canadian banks. The interest rates on most of our long-term debt are variable rates. In February 2006, the Company repaid all of its borrowings under its U.S. and Canadian revolving credit facilities from the proceeds received from its public stock offering.
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

Results of Operations

	Quarters Ended		Six Months Ended
	July 1	July 2	July 1	July 2
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.7	66.8	65.0	67.2
Selling, general and administrative expenses	24.1	19.7	23.6	22.7
Research and development expenses	6.5	5.0	6.6	5.4

Operating income	4.7	8.5	4.8	4.7
Non-operating income, net	0.8	0.1	0.6	0.1
Foreign exchange loss	(0.4)	(0.1)	(0.4)	—
Interest expense	(0.7)	(1.2)	(0.8)	(1.4)

Earnings from continuing operations before income taxes	4.4	7.3	4.2	3.4
Income tax expense	(1.2)	(2.5)	(1.3)	(1.1)

Earnings from continuing operations	3.2	4.8	2.9	2.3

Discontinued operations:
Loss from discontinued operations before income taxes	(1.1)	(11.7)	(1.7)	(6.6)
Income tax benefit	—	—	—	0.1

Loss from discontinued operations	(1.1)	(11.7)	(1.7)	(6.5)

Net earnings (loss)	2.1%	(6.9)%	1.2%	(4.2)%

Three Months ended July 1, 2006 and July 2, 2005:
Consolidated net sales decreased by 4.4%, to $78.0 million from $81.6 million, for the second quarter of 2006 as compared with the same period of 2005, mainly due to the lower net sales recorded by the EMS Wireless division. EMS Wireless’ net sales decreased by 47.3% resulting from a reduction in orders for the division’s base station antennas from Cingular Wireless. This decrease was almost entirely offset by significant increases in net sales recorded by the SATCOM and LXE divisions. SATCOM’s net sales grew by 51.3% due to the continued growth in net sales of high-speed-data aeronautical terminals in military markets, and strong sales of emergency management products.
Cost of sales, as a percentage of consolidated net sales, was 64.7% for the second quarter of 2006, compared with 66.8% for the same period of 2005. The decrease in the cost-of-sales percentage was mainly due to higher revenues from SATCOM and LXE which have lower cost-of-sales percentages than the other two divisions.
SG&A expenses increased by $2.7 million, mainly due to higher administrative expenses to support the increase in sales by SATCOM and LXE, higher corporate expenses related to additional SOX compliance efforts and audit services, as well as the effect of changes in foreign exchange rates that increased the reported SG&A costs of the international operations of our SATCOM and LXE divisions. SG&A, as a percentage of consolidated net sales, increased from 19.7% to 24.1%. This was primarily related to the decrease in net sales at EMS Wireless which reduced the revenue base over which to absorb fixed SG&A costs.
R&D expenses increased by $1.0 million mainly due to additional internal development programs for next-generation products at our SATCOM division.
The Company recognized a 30% effective income tax rate in 2006, as compared with 33% in 2005, based upon management’s expectations of taxable income associated with various tax jurisdictions for the full year. The decrease is due to a significantly higher proportion of earnings in 2006 being derived from Canada, which has a lower effective income tax rate than most other countries in which we do business. Our low effective rate in Canada is due to research-related tax benefits. The overall effective rate is subject to change during the remainder of the year, as actual results and revised forecasts may change management’s expectations for the taxable income associated with various tax jurisdictions.
Six Months ended July 1, 2006 and July 2, 2005:
Consolidated net sales increased by 7.7%, to $152.6 million from $141.7 million, for the first six months of 2006 as compared with the same period of 2005. Net sales grew significantly for SATCOM and LXE, but this growth was partially offset by the decline in net sales by EMS Wireless and D&SS. SATCOM’s net sales grew by 54.2% due to the continued growth in net sales of high-speed-data aeronautical terminals in both the commercial and military markets, and strong sales of emergency management products. EMS Wireless’ net sales decreased by 22.3%, mainly due to lower orders for the division’s base station antennas from Cingular Wireless.
Cost of sales, as a percentage of consolidated net sales, was 65.0% for the first six months of 2006 compared with 67.2% for the same period of 2005. The decrease in the cost-of-sales percentage was mainly due to higher revenues from SATCOM and LXE which have lower cost-of-sales percentages than the other two divisions.
SG&A expenses increased by $3.8 million mainly due to higher administrative expenses to support the increase in sales by SATCOM and LXE, higher corporate expenses related to additional SOX compliance efforts and audit services, as well as the effect of changes in foreign exchange rates that increased the reported SG&A costs of the international activities of our SATCOM and LXE divisions. SG&A, as a percentage of consolidated net sales, increased from 22.7% to 23.6% primarily due to lower sales at EMS Wireless, which reduced the revenue base over which to absorb fixed SG&A costs.
R&D expenses increased by $2.4 million mainly due to additional internal development programs for next-generation products at our SATCOM division.
The Company recognized a 30% effective income tax rate in 2006, as compared with 33% in 2005, based upon management’s expected taxable income associated with various tax jurisdictions for the full year. The decrease is due to a significantly higher proportion of earnings in 2006 being derived from Canada, which has a lower effective income tax rate than most other countries in which we do business. Our low effective rate in Canada is due to research-related tax benefits. The overall effective rate is subject to change during the remainder of the year, as actual results and revised forecasts may change management’s expectations for the taxable income

Net Sales, Cost of Sales, and Operating Income (Loss) by Segment
Our segment net sales, cost of sales as a percentage of respective segment net sales, and segment operating income (loss) were as follows (in thousands):

					Percentage Increase
	Quarters Ended		Six Months Ended		(Decrease)
	July 1	July 2	July 1	July 2	Three	Six
(in thousands, except percentages)	2006	2005	2006	2005	Months	Months
Net sales:
LXE	$35,106	31,572	66,725	58,391	11.2%	14.3
Defense & Space Systems	11,501	13,293	23,364	24,573	(13.5)	(4.9)
SATCOM	18,442	12,189	34,005	22,053	51.3	54.2
EMS Wireless	12,917	24,505	28,542	36,726	(47.3)	(22.3)
Other	(3)	—	(3)	—	**	**

Total	$77,963	81,559	152,633	141,743	(4.4)%	7.7

Cost of sales percentage:
LXE	58.7%	60.0	59.5	59.9	(1.3)	(0.4)
Defense & Space Systems	78.7	75.6	79.0	81.4	3.1	(2.4)
SATCOM	61.1	61.2	60.1	60.0	(0.1)	0.1
EMS Wireless	74.2	73.6	73.0	73.7	0.6	(0.7)
Total	64.7%	66.8	65.0	67.2	(2.1)	(2.2)

Operating income (loss):
LXE	$2,903	2,170	4,748	3,152	33.8%	50.6
Defense & Space Systems	352	1,456	736	957	(75.8)	(23.1)
SATCOM	1,337	901	2,854	1,341	48.4	112.8
EMS Wireless	(714)	2,605	(450)	1,730	(127.4)	(126.0)
Corporate and other	(211)	(170)	(580)	(449)	(24.1)	(29.2)

Total	$3,667	6,962	7,308	6,731	(47.3)%	8.6

** =	Not Meaningful
LXE: Net sales in the second quarter and first six months of 2006 were higher than in the same periods of 2005 mainly due to an increased number of hardware units shipped to the Americas market. This increase was mainly a result of the additional investment in the Company’s sales and marketing efforts, and the positive acceptance of LXE’s most current product offerings, including the MX7 handheld computer. Net sales also grew in the international markets in the first six months of 2006 as compared with the first six months of 2005, mainly due to the Company’s expansion into Asia-Pacific and Middle East markets.
Cost of sales, as a percentage of net sales, for the second quarter and for the first six months of 2006 was comparable with the corresponding periods of 2005.
Defense & Space Systems: Net sales decreased for the second quarter and first six months of 2006 as compared with the same periods of 2005, mainly due to decreased production on a significant commercial satellite program as it nears completion, which was partially offset by increased production on government-related programs.
Cost of sales, as a percentage of net sales, for the second quarter of 2006 was consistent with the previous quarter and somewhat higher than the second quarter of 2005 due to favorable contract performance experienced in the previous year. The cost-of-sales percentage was somewhat lower for the first six months of 2006 relative to the same period of 2005 due to unfavorable contract performance experienced in the first quarter of 2005.

SATCOM: Net sales in the second quarter and first six months of 2006 increased by more than 50% compared with the same periods of 2005. This increase was the result of continued demand for high-speed-data aeronautical terminals in both the commercial and military markets, and strong sales of emergency management products.
Cost of sales, as a percentage of net sales, for the second quarter and the first six months of 2006 was relatively unchanged from the corresponding periods of 2005.
EMS Wireless: Net sales decreased in the second quarter and first six months of 2006 as compared with the same periods of 2005 due to a reduction in orders for the division’s base station antennas from Cingular Wireless.
Cost of sales, as a percentage of net sales, for the second quarter and for the first six months of 2006 was comparable with the corresponding periods of 2005.
Discontinued Operations
In the third quarter of 2003 and in the second quarter of 2005 our Board of Directors approved formal plans to sell our Space & Technology/Montreal division and Satellite Network operations, respectively. As a result, we have accounted for these divisions as discontinued operations and have classified their net assets as assets held for sale through their date of disposition. Our S&T/Montreal and SatNet divisions were disposed of on November 28, 2005 and March 9, 2006, respectively.
Our pre-tax results from discontinued operations for the second quarter of 2006 was a loss of $0.8 million. The loss resulted from expenses for legal, audit, and other outside services, as well as the effect of adjustments to settle various contingent items. For the first six months of 2006, we had a pre-tax loss of $2.5 million due to lower net sales by our SatNet division through its date of disposition, and the adverse affect of a weaker U.S. dollar as compared with the Canadian dollar, which increased the reported cost of SatNet’s operations relative to sales under its customer agreements, most of which were denominated in U.S. dollars.
The 2005 pre-tax results from our discontinued operations were losses of approximately $9.5 million for the second quarter and $9.4 million for the first six months. These losses included a $10 million impairment charge for the Space & Technology/Montreal division in the second quarter of 2005 to reflect the revised estimate of the fair value, less cost to sell, of that division. If the effect of the $10 million impairment charge is excluded, our pre-tax results from discontinued operations were $0.5 million and $0.6 million for the second quarter and first six months in 2005, respectively. The operating income from our S&T/Montreal division offset the operating losses recorded from our SatNet division for the second quarter and first six months of 2005.
Liquidity and Capital Resources
During the first half of 2006, financing activities from continuing operations generated $34.6 million in positive cash flow. This was mainly due to the $58.7 million in net proceeds received from the Company’s public stock offering of 3,300,000 initial shares and 495,000 over-allotment shares, net of the repayment of all of the Company’s borrowings under its U.S. and Canadian revolving credit facilities. The $6.4 million and $3.2 million in cash received in 2006 from the sale of our SatNet and S&T Montreal divisions, respectively, has been included in cash flows from investing activities, and the $2.7 million in net cash used in operating activities in discontinued operations was mainly due to the loss from our SatNet division prior to its disposition in March 2006.
The Company invested the remaining proceeds from its stock offering and the sale of the SatNet division, after the repayment of its revolving credit facilities, in a government obligations money market fund and in other money market instruments which were included in cash and cash equivalents at the end of the second quarter 2006. These investments are all highly liquid and include debt instruments with an initial or remaining term of less than three months.
Upon the closing of the sale of our SatNet division in March 2006, the amount available for borrowing under our Canadian credit facility was reduced by $3.3 million. At July 1, 2006, the Company had a $47.5 million maximum borrowing capacity under its U.S. revolving credit facility and a $14.2 million maximum borrowing capacity under its Canadian revolving credit facility, and no borrowings were outstanding under either facility. However, the Company had $3.9 million of outstanding letters of credit at the end of the second quarter 2006, and a total of $57.8 million was available for borrowing under these revolving credit facilities. This reduction in the Company’s overall debt is expected to reduce our interest expense in the future and allow us to more readily meet our debt covenants.
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
Off-Balance Sheet Arrangements
The Company has $3.9 million of standby letters of credit outstanding under its revolving credit facilities to satisfy performance guarantee requirements under certain customer contracts. While these obligations are not normally called, they could be called by the beneficiaries at any time before the expiration date should we fail to meet certain contractual requirements. The Company has an additional $119,000 of standby letters of credit outstanding under another Canadian bank to secure a revolving credit facility for one of its foreign locations. The Company has deposited $159,000 at a Canadian bank as collateral for these standby letters of credit, which is classified as restricted cash on the Company’s consolidated balance sheet. Approximately $50,000 will become available to the Company in July of 2006 and the remainder in January of 2010 as the underlying letters of credit expire or are settled. At July 1, 2006, the Company had $46.8 million available for borrowing in the U.S. and $11.0 million available for borrowing in Canada under the respective revolving credit agreements after outstanding letters of credit.
As a result of the closing of the sale of its S&T/Montreal division in November 2005, the Company agreed to pay half (to a maximum of $1.25 million) of the potential liability to satisfy grievance claims arising from former employees of S&T/Montreal, and half (to a maximum of $500,000) of any increase in the accrued pension benefit obligation of the post-retirement medical plan from December 31, 2004 to December 31, 2006. In addition, an existing contractual requirement for the Company to post approximately $3 million to secure in-orbit incentive performance of the Radarsat-2 payload was eliminated, but the Company remains liable for that amount in the event of specified in-orbit payload failures. Based upon the available information, management believes that the outcome for each of these particular contingencies is not probable and cannot be estimated. As a result, the Company has not recorded a liability at July 1, 2006 related to any of these contractual arrangements.
Also as part of the agreement to sell the net assets of S&T/Montreal, the Company released the purchaser from a corporate guarantee, resulting in the Company accruing a $1.7 million long-term liability in the fourth quarter of 2005. This liability represents the Company’s estimated loss under a previous agreement to acquire a sub-license from the purchaser for $8 million in payments over a six-year period, which would entitle the Company to receive a portion of the satellite service revenues from a specific market territory over the same period. The purchaser had previously guaranteed that the revenues derived under the sub-license would equal or exceed the acquisition cost of the sub-license; however, without the guarantee, the Company currently estimates that its portion of the satellite service revenues will be less than the acquisition cost, and the Company has accordingly accrued a net long-term liability.
The Company is obligated, based on the SatNet sales agreement, to repurchase at face value, the accounts receivable included in the purchased assets that have not been collected within 90 days after the closing date, with the exception of certain identified receivables that will be repurchased at 75% of face value if they remain uncollected 180 days after the closing. As of July 1, 2006, the Company has recorded an estimated liability of $111,000 for accounts receivable to be repurchased that were not collected within 90 days after the closing date.

Commitments and Contractual Obligations
Except as reflected in the table below, as of July 1, 2006, the Company’s material contractual cash commitments and material other commercial commitments have not changed significantly from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2005 (in millions).

	Payments Due by Period
			2007-	2009-
Continuing Operations:	Total	2006	2008	2010	Thereafter
July 1, 2006:
Long-term debt, excluding capital lease obligations	$15,378	822	3,960	2,680	7,916
Interest on outstanding long-term debt	5,459	559	1,794	1,443	1,662
Purchase commitments (1)	27,430	26,647	704	79	—
Capital lease obligations	28	9	19	—	—
Deferred compensation agreements	476	—	—	—	476
Operating lease obligations	8,010	2,250	5,036	724	—

December 31, 2005 (no significant change to date):
Agreement to acquire satellite service sub-license	$8,000	—	2,000	2,000	4,000

(1)	Purchase commitments primarily represent existing commitments under purchase orders or contracts to purchase inventory and raw materials for our products. Most of these purchase orders and contracts can be terminated for a fee that is either fixed or based on when termination occurs.
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
The determination of total estimated cost relies on engineering estimates of the cost to complete the contract, with allowances for identifiable risks and uncertainties. If changes in engineering estimates result in an expected cost overrun (i.e., the estimated cost to complete exceeds the revenue to be recognized on the remainder of the contract), then revenue recognized-to-date will be adjusted downward, so that the revenue to be recognized on the remainder of the contract will equal the estimated cost to complete. Engineering estimates are frequently reviewed and updated; however, unforeseen problems can occur to substantially reduce the rate of future revenue recognition in relation to costs incurred. As of July 1, 2006, the Company had recognized a cumulative total of $30.2 million in revenues from continuing operations under percentage-of-completion accounting, but which revenues were unbilled as of that date due to the billing milestones specified in the respective customer contracts.

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
Net sales under all other contracts in the Defense & Space Systems and SATCOM segments, as well as all the Company’s other segments, are recognized when units are shipped or services are performed.
Accounting for government research incentives
Our accrual of research incentives from the Canadian government is a critical accounting policy involving management estimates for our SatNet division (through the date of its disposition in March 2006), and the S&T/Montreal divisions (through the date of its disposition in November 2005) in discontinued operations. These incentives are in the form of a cash reimbursement for a portion of certain qualified research expenditures. Incentives are recorded as a reduction of cost-of-sales, because the underlying research efforts primarily apply to development of technological capabilities for specific business opportunities. There were no incentives earned in the second quarter 2006. For the six months ended July 1, 2006, total incentives earned were approximately $91,000. This is compared with $459,000 and $862,000 of incentives earned for the three months and six months ended July 2, 2005. We have established procedures to identify qualified costs and to submit appropriate claims for reimbursement. All of these claims are subject to financial and scientific audits by the Canadian government concerning whether certain expenses qualified for incentive programs. Although historically these audits have not resulted in significant disallowances of previously accrued incentives, such disallowances in the future would have an unfavorable effect on our consolidated statement of operations.
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
Evaluation of long-lived assets for impairment
All long-lived assets on the consolidated balance sheet are periodically reviewed for impairment. If an indication of impairment arises, we test recoverability by estimating the cash flows expected to result from the long-lived assets under several different scenarios, including the potential sale of assets, as well as continued holding of the assets under several different kinds of business conditions. No long-lived assets that were classified as “held and used” were determined to be impaired as of July 1, 2006.
The assets of our Space & Technology/Montreal and the SatNet divisions were reclassified from “assets held and used” to “assets held for sale” (through the date of their respective dispositions in November 2005 and March 2006), due to decisions to dispose of these operations in the third quarter of 2003 and the second quarter of 2005, respectively. As a result, the Space & Technology/Montreal and SatNet divisions were accounted for as discontinued operations, and the net assets held for sale were written down to their estimated fair values upon disposal.
Evaluation of contingencies related to discontinued operations
In late 2005 and early 2006, we completed transactions to sell our discontinued operations, comprising the former S&T/Montreal and SatNet divisions. These sales agreements obligated the purchasers and us to make cash adjustments if working capital or net receivables, as of closing, varied from contractual benchmarks. We also may receive additional cash or incur additional costs depending upon the outcome of certain other contingencies in the sales contracts. We evaluate these contingencies and accrue a liability when we believe an outcome is probable and can be estimated. As of July 1, 2006, we had accrued amounts related to the expected resolution of the dispositions of discontinued operations that could vary from the actual amounts. The most significant accrued cost is a $1.7 million liability for the estimated loss under a sub-license agreement with one of the purchasers, which we released from their corporate guarantee as part of the sales agreement.
Establishment of reserves for deferred income tax assets
It is management’s current expectation that our Canadian operations will generate enough research-related tax benefits each year to offset any Canadian federal tax liability for any given year. As a result, we have reserved substantially all the net deferred tax assets associated with these research-related tax benefits (totaling approximately $41 million at the end of the 2005), because they are unlikely to be realized. However, this reserve was reduced by

$0.4 million to reflect the expected future utilization of research-related tax benefits following the disposition of our discontinued operations, which were unprofitable. This reserve may be reduced further – resulting in an income tax benefit to future consolidated statements of operations – if: (1) our profitability in Canada increases, which would increase the tax liability available for offset in future years, or (2) the level of our qualified research in Canada decreases, which would lower the tax benefits earned in future years.
Forward-Looking Statements
The Company has included forward-looking statements in management’s discussion and analysis of financial condition and results of operations. All statements, other than statements of historical fact, included in this report that address activities, events or developments that we expect or anticipate will or may occur in the future, or that necessarily depend upon future events, including such matters as our expectations with respect to future financial performance, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. Actual results could differ materially from those suggested in any forward-looking statements as a result of a variety of factors. Such factors include, but are not limited to:
•	economic conditions in the U.S. and abroad and their effect on capital spending in the Company’s principal markets;

•	the success of LXE’s efforts to develop new product designs and manufacturing processes to comply with the European Union’s directive for restriction of hazardous substances (“RoHS”), and the availability of compliant materials for LXE’s sales to Europe;

•	difficulty predicting the timing of receipt of major customer orders, and the effect of customer timing decisions on our quarterly results;

•	successful completion of technological development programs by the Company and the effects of technology that may be developed by, and patent rights that may be held or obtained by, competitors;

•	the ability of the Company to obtain patent licenses, with satisfactory license rights and royalty rates, from owners of RFID-related patents that the Company concludes are valid and would otherwise be infringed by Company products;

•	U.S. defense budget pressures on near-term spending priorities;

•	uncertainties inherent in the process of converting contract awards into firm contractual orders in the future;

•	volatility of foreign exchange rates relative to the U.S. dollar and their effect on purchasing power by international customers, and the cost structure of the Company’s non-U.S. operations, as well as the potential for realizing foreign exchange gains and losses associated with non-U.S. assets or liabilities held by the Company;

•	successful resolution of technical problems, proposed scope changes, or proposed funding changes that may be encountered on contracts;

•	changes in the Company’s consolidated effective income tax rate caused by the extent to which actual taxable earnings in the U.S., Canada and other taxing jurisdictions may vary from expected taxable earnings;

•	successful transition of products from development stages to an efficient manufacturing environment;

•	changes in the rate at which the Company’s products are returned for repair or replacement under warranty;

•	customer response to new products and services, and general conditions in our target markets (such as logistics, PCS/cellular telephony and space-based communications);

•	the success of certain of the Company’s customers in marketing our line of high-speed commercial airline communications products as a complimentary offering with their own lines of avionics products;

•	the availability of financing for satellite data communications systems and for expansion of terrestrial PCS/cellular phone systems;

•	the extent to which terrestrial systems reduce market opportunities for space-based broadband communications systems by providing extensive broadband Internet access on a dependable and economical basis;

•	development of successful working relationships with local business and government personnel in connection with distribution and manufacture of products in foreign countries;

•	the demand growth for various mobile and high-speed data communications services, and the possible effect of public health concerns about alleged health risks of radio frequency emissions;

•	the Company’s ability to attract and retain qualified senior management and other personnel, particularly those with key technical skills;

•	the availability of sufficient additional credit or other financing, on acceptable terms, to support any large acquisitions that we believe would contribute to our growth and profitability;

•	the ability to negotiate successfully with potential acquisition candidates, finance acquisitions, or effectively integrate the acquired businesses, products or technologies into the Company’s existing businesses and products;

•	the availability, capabilities and performance of suppliers of basic materials, electronic components and sophisticated subsystems on which the Company must rely in order to perform according to contract requirements, or to introduce new products on the desired schedule;

•	the effects of consolidation in the telecommunications service provider industry, including effects on the numbers of suppliers used by the Company’s customers, the overall demand by such customers for the Company’s products, and the possibility that such customers may demand greater price concessions; and

•	uncertainties associated with U.S. export controls and the export license process, which restrict the Company’s ability to hold technical discussions with customers, suppliers and internal engineering resources and can reduce the Company’s ability to obtain sales from foreign customers or to perform contracts with the desired level of efficiency or profitability.
Additional information concerning these and other potential risk factors affecting the Company is included in Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Effect of New Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is assessing FIN 48 and has not determined the impact that the adoption of FIN 48 will have on its financial position or results of operations.
In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs- an amendment of ARB No. 43 Chapter 4.” SFAS No. 151 more clearly defines when excessive idle facility expense, freight, handling costs, and spoilage are to be current-period charges. In addition, SFAS No. 151 requires the allocation of fixed production overhead to the cost of conversion to be based on the normal capacity of the production facilities, SFAS No. is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company’s adoption of SFAS No. 151 as of January 1, 2006 did not have a material impact on the Company’s 2006 consolidated financial statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
As of July 1, 2006, the Company had the following market risk sensitive instruments (in thousands):

Revolving credit loan with a bank in the United Kingdom, maturing in April 2007, interest payable monthly at a variable rate (5.5% at the end of the quarter)	$1,544

Total market-sensitive debt	$1,544

A 1% increase in the interest rates for our market-sensitive debt obligations would have increased interest expense by $25,000 for the quarter based on the average outstanding borrowings under these obligations.
As of July 1, 2006, the Company also had intercompany accounts that eliminate in consolidation but that are considered market risk sensitive instruments. Short-term due to (from) the parent, payable (receivable) by international subsidiaries arising from purchase of the parent’s products for sale were as follows:

	Exchange Rate	$U.S.
	($U.S. per unit of	in thousands
	local currency)	(reporting currency)
Belgium	1.2777 /Euro	$4,781
Canada	0.8969 /Dollar	1,890
Italy	1.2777 /Euro	1,817
Australia	0.7422 /Dollar	1,516
France	1.2777 /Euro	1,368
United Kingdom	1.8488 /Pound	1,145
Germany	1.2777 /Euro	264
Netherlands	1.2777 /Euro	236
Sweden	0.1386 /Krona	176
Singapore	0.6316 /Dollar	49

Total short-term due to parent		$13,242

The Company has foreign currency risks associated with forward contracts as follows (in thousands, except average contract rate):

			Average	($U.S.)
	Notional		Contract	Fair
	Amount		Rate	Value
Foreign currency forward contracts
Continuing Operations:
Euros (sell for U.S. dollars)	7,000	Euros	1.2567	$(189)
Australian dollars (sell for U.S. dollars)	1,000	AUD	0.7081	(32)
British pounds (sell for U.S. dollars)	750	GBP	1.8209	(21)
British pounds (sell for Canadian dollars)	1,000	GBP	2.0405	(21)
U.S. dollars (sell for Canadian dollars)	14,000	USD	1.1236	87

				$(176)

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
During the first quarter of 2006, the Company expanded its policies and procedures to provide for a more detailed review control with respect to the accounting functions at the Company’s operating divisions, as well as the analysis of sales agreements and related documentation in accounting for assets/liabilities held for sale-discontinued operations to address the material weaknesses that were identified in management’s Annual Report on the effectiveness of internal control over financial reporting in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
During the three months ended July 1, 2006, there were no changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act).

PART II
OTHER INFORMATION
ITEM 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. In addition to the risks and uncertainties described therein, the Company believes its business and results of operations are subject to the following risk:
New European environmental regulations may adversely affect our operations. In 2006 members of the European Union (“EU”) and certain other European countries will implement the RoHS Directive, which prohibits or limits the use in electrical and electronic equipment of the following substances: lead, mercury, cadmium, hexavalent, chromium, polybrominated biphenyls, and polybrominated diphenyl ethers. After July 1, 2006, a U.S. company shipping products to the EU or such other European countries that do not comply with RoHS could have its products detained and could be subject to penalties. The requirement that LXE’s products comply with the RoHS Directive as of July 1, 2006, could create delays in shipments to its European subsidiaries, depending on the availability of compliant parts and materials, and the success of LXE’s efforts to transition to new product designs and manufacturing processes.
The risks described in the Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 5. Submission of Matters to a Vote of Security Holders
The Registrant’s Annual Meeting of Shareholders was held on May 19, 2006. At the Meeting, each of the following individuals was elected to serve as a member of the Board of Directors during the forthcoming year, by the vote indicated:

			Abstain or
			Broker
	For	Withheld	Non-Votes
Hermann Buerger	10,030,758	4,282,247	82,127
Francis J. Erbrick	14,311,847	1,158	82,127
Alfred G. Hansen	10,471,951	3,841,054	82,127
John R. Kreick	10,038,308	4,274,697	82,127
John B. Mowell	10,032,098	4,280,907	82,127
Bradford W. Parkinson	14,309,347	3,658	82,127
Norman E. Thagard	10,475,323	3,837,682	82,127
John L. Woodward, Jr.	10,538,900	3,774,105	82,127

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
10.1 Letter dated April 29, 2006 between the Company and Paul B. Domorski concerning the terms of his employment as President and Chief Executive Officer. *
10.2 Restricted Stock Award to Paul B. Domorski dated June 2, 2006, awarding stock of the Company pursuant to the EMS 1997 Stock Incentive Plan. *
10.3 EMS Technologies, Inc. Deferred Compensation Plan for certain management employees of the Company, as amended effective January 1, 2005. *
10.4 Letter dated June 2, 2006 between the Company and Alfred G. Hansen concerning the terms of his employment as Senior Adviser. *
10.5 Form of Indemnification Agreement between the Company and each of Don T. Scartz, Timothy C. Reis and Gary B. Shell (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
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

EMS TECHNOLOGIES, INC.

By:	/s/ Paul B. Domorski	Date: 8/10/2006
Paul B. Domorski
President, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Don T. Scartz	Date: 8/10/2006
Don T. Scartz
Executive Vice President, Chief Financial
Officer and Treasurer (Principal Financial Officer)