Form 10-Q
period 2006-09-30
EMS TECHNOLOGIES INC
filed 2006-11-08
CIK 32198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on November 3, 2006:

Class	Number of Shares

Common Stock, $.10 par Value	15,232,023
AVAILABLE INFORMATION
EMS Technologies, Inc. makes available free of charge, on or through its website at www.ems-t.com, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Information contained on the Company’s website is not part of this report.

PART I
FINANCIAL INFORMATION
ITEM 1. Financial Statements
EMS Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Quarters Ended		Nine Months Ended
	Sep 30	Oct 1	Sep 30	Oct 1
	2006	2005	2006	2005
Net sales	$76,124	84,419	228,757	226,162
Cost of sales	48,342	58,256	147,619	153,441
Selling, general and administrative expenses	19,031	16,253	55,014	48,403
Research and development expenses	5,015	3,979	15,080	11,656

Operating income	3,736	5,931	11,044	12,662
Non-operating income, net	633	295	1,599	453
Foreign exchange loss	(147)	(196)	(821)	(270)
Interest expense	(455)	(1,024)	(1,691)	(2,976)

Earnings from continuing operations before income taxes	3,767	5,006	10,131	9,869
Income tax (expense) benefit	2,390	(1,702)	481	(3,356)

Earnings from continuing operations	6,157	3,304	10,612	6,513

Discontinued operations (note 2):
Loss from discontinued operations before income taxes	(585)	(4,193)	(3,110)	(13,594)
Income tax (expense) benefit	—	(112)	(30)	130

Loss from discontinued operations	(585)	(4,305)	(3,140)	(13,464)

Net earnings (loss)	$5,572	(1,001)	7,472	(6,951)

Net earnings (loss) per share (note 4):
Basic:
Earnings from continuing operations	$0.40	0.30	0.74	0.58
Loss from discontinued operations	(0.03)	(0.39)	(0.22)	(1.20)

Net earnings (loss)	$0.37	(0.09)	0.52	(0.62)

Diluted:
Earnings from continuing operations	$0.40	0.29	0.73	0.58
Loss from discontinued operations	(0.03)	(0.38)	(0.21)	(1.20)

Net earnings (loss)	$0.37	(0.09)	0.52	(0.62)

Weighted average number of shares (note 4):
Basic	15,226	11,165	14,426	11,165
Diluted	15,263	11,245	14,481	11,214
See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands)

	Sep 30	Dec 31
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$64,071	12,978
Restricted cash	161	2,620
Trade accounts receivable, net (note 6)	86,053	92,973
Inventories (note 7)	39,454	34,673
Deferred income taxes, net	1,433	1,433
Other current assets	—	716
Assets held for sale (note 2)	—	6,732

Total current assets	191,172	152,125

Property, plant and equipment:
Land	1,150	1,150
Buildings and leasehold improvements	15,361	15,242
Machinery and equipment	80,265	76,342
Furniture and fixtures	8,620	8,511

Total property, plant and equipment	105,396	101,245
Less accumulated depreciation and amortization	71,386	66,965

Net property, plant and equipment	34,010	34,280

Deferred income taxes, net – non-current	7,154	3,634
Intangible assets, net	2,643	3,298
Goodwill	13,526	13,526
Other assets	11,072	12,597

Total assets	$259,577	219,460

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited), continued
(in thousands, except share data)

	Sep 30	Dec 31
	2006	2005
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$3,252	6,825
Accounts payable	26,386	34,089
Income taxes payable	2,802	1,866
Accrued compensation costs	9,425	9,402
Accrued retirement costs	2,231	2,603
Deferred service revenue	7,726	5,755
Liabilities related to assets held for sale (note 2)	—	2,130
Other current liabilities	6,544	4,801

Total current liabilities	58,366	67,471
Long-term debt, excluding current installments	12,036	36,583
Other liabilities	1,891	1,750

Total liabilities	72,293	105,804

Shareholders’ equity:
Preferred stock of $1.00 par value per share Authorized 10,000,000 shares; none issued	—	—
Common stock of $.10 par value per share Authorized 75,000,000 shares, issued and outstanding 15,232,000 in 2006 and 11,343,000 in 2005	1,523	1,134
Additional paid-in capital	131,559	71,389
Accumulated other comprehensive income (loss) — foreign currency translation adjustment	5,500	(97)
Retained earnings	48,702	41,230

Total shareholders’ equity	187,284	113,656

Total liabilities and shareholders’ equity	$259,577	219,460

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended
	Sep 30	Oct 1
	2006	2005
Cash flows from operating activities:
Net earnings (loss)	$7,472	(6,951)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and other intangibles amortization	7,179	7,327
Loss from discontinued operations	3,140	13,464
Stock-based compensation expense	529	—
(Gain)/loss on sale of assets	(330)	385
Deferred income taxes, net — non-current	(3,520)	—
Changes in operating assets and liabilities:
Trade accounts receivable	8,470	(17,177)
Inventories	(4,084)	1,170
Accounts payable	(6,113)	5,746
Income taxes payable	1,031	2,030
Accrued costs, deferred revenue, and other current liabilities	1,659	3,491
Other	(1,016)	(2,585)

Net cash provided by operating activities in continuing operations	14,417	6,900
Net cash used in operating activities in discontinued operations (Revised-Note 1)	(2,763)	(9,582)

Net cash provided by (used in) operating activities	11,654	(2,682)

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,760)	(7,607)
Payments for asset acquisitions	(188)	(213)
Proceeds from sales of assets	9,631	377

Net cash provided by (used in) investing activities in continuing operations	3,683	(7,443)
Net cash used in investing activities in discontinued operations (Revised -Note 1)	—	(958)

Net cash provided by (used in) investing activities	3,683	(8,401)

Cash flows from financing activities:
Net increase (decrease) in revolving debt	(26,745)	8,186
Repayment of term debt	(1,056)	(999)
Decrease in restricted cash	2,459	2,108
Deferred financing costs paid	(30)	(73)
Proceeds from public stock offering, net of expenses	58,736	—
Proceeds from exercise of stock options, net of withholding taxes paid	1,388	12

Net cash provided by financing activities	34,752	9,234

Net change in cash and cash equivalents	50,089	(1,849)
Effect of exchange rates on cash and cash equivalents	1,004	3,066
Cash and cash equivalents at beginning of period	12,978	14,553

Cash and cash equivalents at end of period	$64,071	15,770

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2006 and October 1, 2005
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
— Cash Equivalents
The Company considers all highly liquid debt instruments with initial or remaining terms of three months or less to be cash equivalents. Cash equivalents at September 30, 2006 and December 31, 2005 included investments of $42.9 million and $1.5 million, respectively, in a government obligations money-market fund, in other money-market instruments and interest-bearing deposits.
— Effect of New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of SFAS No. 157 on its consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening retained earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The Company is in the process of evaluating the impact of SAB 108 on its 2006 consolidated financial statements.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact of FIN 48 on its 2007 consolidated financial statements.
In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on issue EITF 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation).” EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 are effective for interim and annual reporting periods beginning after December 15, 2006. The Company is currently evaluating the impact of adopting EITF 06-03 on its 2007 consolidated financial statements.
In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43 Chapter 4.” SFAS No. 151 more clearly defines when excessive idle facility expense, freight, handling costs, and spoilage are to be current-period charges. In addition, SFAS No. 151 requires the allocation of fixed production overhead to the cost of conversion to be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company’s adoption of SFAS No. 151 as of January 1, 2006 did not have a material impact on its 2006 consolidated financial statements.
2. Discontinued Operations
In the third quarter of 2003, and in the second quarter of 2005, our Board of Directors approved formal plans to sell our Space & Technology/Montreal division, and our Satellite Network operations, respectively. As a result, we had accounted for these divisions as discontinued operations and had classified their net assets as assets held for sale through their dates of disposition. Our S&T/Montreal and SatNet divisions were disposed of on November 28, 2005 and March 9, 2006, respectively.
The Company incurred certain costs associated with the disposal of its S&T/Montreal division, including termination benefits to certain individuals who were employed in senior positions in the S&T/Montreal division but who were not retained by the purchaser, and other associated costs, including transaction fees to the selling agent and the Company’s legal counsel. Total costs incurred through September 30, 2006 for the disposal of this operation were $3,204,000. These costs were included in the loss from discontinued operations line on the Company’s consolidated statement of operations of which $2,246,000 were included in 2005, and $958,000 were included in 2006 to settle various sale-related contingencies. A portion of these costs were offset by a $95,000 credit that was recorded in the second quarter of 2006 for additional government research tax incentives resulting from a routine audit of qualified research expenditures. $393,000 of the costs incurred and expensed in 2006 reduced a related accounts receivable balance and is reflected as an adjustment in the following table of liabilities resulting from the sale of our S&T/Montreal division as of the end of the third quarter 2006 (in thousands):

Liabilities resulting	Liability	Costs incurred	Costs	Adjustments	Liability
from the sale of the	at	and expensed	paid	in	at
S&T/Montreal division	Dec 31, 2005	in 2006	in 2006	2006	Sep 30, 2006
Termination benefits	$1,047	64	(889)	—	222

Other associated costs	161	894	(662)	(393)	—

Total	$1,208	958	(1,551)	(393)	222

As a result of the closing of the sale of its S&T/Montreal division in November 2005, the Company agreed to pay half (to a maximum of $1.25 million) of the potential liability to satisfy grievance claims arising from former employees of S&T/Montreal, and half (to a maximum of $500,000) of any increase in the accrued pension benefit obligation of the post-retirement medical plan from December 31, 2004 to December 31, 2006. In addition, an existing contractual requirement for the Company to post approximately $3 million to secure in-orbit incentive performance of the Radarsat-2 payload was eliminated, but the Company continues to warrant that amount in the event of specified in-orbit payload failures. Based upon the available information, management believes that the outcome for each of these particular contingencies is not probable and cannot be estimated. As a result, the Company has not recorded a liability at September 30, 2006 related to any of these contractual arrangements.
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
The Company reported a loss of $751,000 in the first nine months of 2006 from the disposal of its SatNet division, including costs to sell. Total costs incurred for the disposal of this operation were $1,392,000.
During the third quarter of 2006, the Company, based on the terms of the SatNet sales agreement, repurchased at face value the accounts receivable included in the purchased assets that were not collected within 90 days after the closing date, with the exception of certain identified receivables that were repurchased at 75% of face value that were not collected within 180 days after the closing.

The results of these discontinued operations for the third quarters and first nine months of 2006 and 2005 were as follows (in thousands):

	Quarters Ended		Nine Months Ended
	Sep 30	Oct 1	Sep 30	Oct 1
	2006	2005	2006	2005
Net sales	$—	14,746	799	51,756
Expenses	—	14,939	2,295	51,350
Estimated loss on disposal	—	4,000	—	14,000
Loss from sale of assets	585	—	1,614	—

Loss before income taxes	(585)	(4,193)	(3,110)	(13,594)
Income tax (expense) benefit	—	(112)	(30)	130

Loss from discontinued operations	$(585)	(4,305)	(3,140)	(13,464)

Pre-tax results from discontinued operations for the third quarter of 2006 was a loss of $0.6 million. The loss resulted from expenses for legal, audit, and other outside services, as well as the effect of adjustments to settle various contingent items. For the first nine months of 2006, the Company had a pre-tax loss from discontinued operations of $3.1 million mainly due to lower net sales by the SatNet division through its date of disposition, and the adverse affect of a weaker U.S. dollar as compared with the Canadian dollar, which increased the reported cost of SatNet’s operations relative to sales under its customer agreements, most of which were denominated in U.S. dollars.
Following are the components of the consolidated balance sheet accounts classified as current assets and liabilities related to assets held for sale as of September 30, 2006 and December 31, 2005 (in thousands):

	Sep 30	Dec 31
	2006	2005
Trade accounts receivable, net	$—	3,417
Inventories	—	3,035
Other assets	—	280

Total assets held for sale	$—	6,732

Accounts payable	$—	1,587
Other current liabilities	—	543

Total liabilities related to assets held for sale	$—	2,130

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

For continuing operations, the derivative activity as reported in the Company’s consolidated financial statements during the third quarters and the first nine months of 2006 and 2005 was (in thousands):

	Quarters Ended		Nine Months Ended
	Sep 30	Oct 1	Sep 30	Oct 1
	2006	2005	2006	2005
Beginning net asset (liability) for derivatives	$(194)	98	(4)	(128)
Changes in consolidated statements of operations:
Sales:
Gain (loss) in value of embedded derivatives	2	(17)	(3)	(18)
Foreign exchange gain (loss):
Gain (loss) in value of derivative instruments that do not qualify as hedging instruments	(68)	84	(272)	256
Matured foreign exchange contracts	77	(119)	96	(64)

Net consolidated statements of operations gain (loss) from changes in value of derivative instruments	11	(52)	(179)	174

Ending net asset (liability) for derivatives	$(183)	46	(183)	46

For discontinued operations, the net asset for derivatives at October 1, 2005 was $43,000. There was no net asset or liability for derivatives for discontinued operations at September 30, 2006.
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
For each earnings (loss) per share calculation reported for the third quarters and the first nine months of 2006 and 2005, the numerators were the same as reported in the consolidated statements of operations. Following is a reconciliation of the denominators for basic and diluted earnings (loss) per share calculations for the third quarters and nine months ended September 30, 2006 and October 1, 2005 (in thousands):

	Quarters Ended		Nine Months Ended
	Sep 30	Oct 1	Sep 30	Oct 1
	2006	2005	2006	2005
Basic-weighted average common shares outstanding	15,226	11,165	14,426	11,165
Incremental effect of dilutive common stock equivalents:
Unexercised in-the-money stock options	37	80	55	49

Diluted-weighted average common and dilutive shares outstanding	15,263	11,245	14,481	11,214

— Common Stock Public Offering
On February 15, 2006, the Company completed the sale of 3,300,000 shares of common stock (par value $0.10 per share) in a registered public offering, and on February 27, 2006, the Company issued an additional 495,000 shares upon the exercise of the underwriters’ over-allotment option. The offering price was $16.70 per share, and the Company received net proceeds of approximately $58.7 million after deducting underwriting discounts, commissions and other offering expenses. The Company used these net proceeds to repay all of its borrowings under its U.S. and Canadian revolving credit facilities. The remaining proceeds, along with the available credit facility borrowings, are intended to be used to fund working capital and other general corporate expenses, and to finance possible business acquisitions that we may pursue in the future. Pending final use, the net proceeds have been invested in a government obligations money-market fund, in other money-market instruments and interest-bearing deposits.
5. Comprehensive Income (Loss)
Following is a summary of comprehensive income (loss) (in thousands):

	Quarters Ended		Nine Months Ended
	Sep 30	Oct 1	Sep 30	Oct 1
	2006	2005	2006	2005
Net income (loss)	$5,572	(1,001)	7,472	(6,951)
Other comprehensive income:
Reclassification due to sale of discontinued operations	—	—	2,008	—
Foreign currency translation adjustment	(89)	1,157	3,589	1,935

Comprehensive income (loss)	$5,483	156	13,069	(5,016)

6. Trade Accounts Receivable
Trade accounts receivable include the following (in thousands):

	Sep 30	Dec 31
	2006	2005
Amounts billed	$63,905	71,662
Unbilled revenues under long-term contracts (1)	27,484	25,086
Customer advanced payments	(4,293)	(2,998)
Allowance for doubtful accounts	(1,043)	(777)

Trade accounts receivable, net	$86,053	92,973

(1)	Unbilled net sales under long-term contracts are usually billed and collected within one year
7. Inventories
Inventories include the following (in thousands):

	Sep 30	Dec 31
	2006	2005
Parts and materials	$23,615	23,020
Work-in-process	3,950	2,783
Finished goods	11,889	8,870

Inventories, net	$39,454	34,673

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
Following is a summary of the Company’s interim segment data (in thousands):

	Quarters Ended		Nine Months Ended
	Sep 30	Oct 1	Sep 30	Oct 1
	2006	2005	2006	2005
Net sales:
LXE	$33,003	30,720	99,728	89,111
Defense & Space Systems	13,666	13,450	37,027	38,023
SATCOM	17,992	14,355	51,997	36,408
EMS Wireless	11,463	25,894	40,005	62,620

Total	$76,124	84,419	228,757	226,162

Operating income (loss):
LXE	$2,411	1,553	7,159	4,705
Defense & Space Systems	1,024	1,567	1,760	2,524
SATCOM	1,122	1,546	3,976	2,887
EMS Wireless	(48)	1,275	(498)	3,005
Other	(773)	(10)	(1,353)	(459)

Total	$3,736	5,931	11,044	12,662

Net earnings (loss) from continuing operations:
LXE	$1,459	933	4,253	2,728
Defense & Space Systems	556	920	887	1,393
SATCOM	1,237	1,179	3,658	2,431
EMS Wireless	(56)	713	(465)	1,586
Other	(54)	(178)	(163)	(300)
Corporate	3,015	(263)	2,442	(1,325)

Total	$6,157	3,304	10,612	6,513

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

	Quarters Ended		Nine Months Ended
	Sep 30	Oct 1	Sep 30	Oct 1
	2006	2005	2006	2005
Balance at beginning of period	$3,780	2,535	3,369	2,088
Accruals for warranties issued during the period	691	1,810	2,355	3,082
Settlements made during the period	(686)	(1,042)	(1,939)	(1,867)

Balance at end of period	$3,785	3,303	3,785	3,303

10. Long-Term Debt
The Company used a portion of the $58.7 million net proceeds from the public stock offering in February 2006 to repay all of its borrowings under its U.S. and Canadian revolving credit facilities. The Company invested the remaining proceeds from its stock offering along with the $6.4 million received from the closing of the SatNet sale on March 9, 2006 in a government obligations money-market fund, in other money-market instruments and interest-bearing deposits.
At September 30, 2006, the Company had a $47.5 million maximum borrowing capacity under its U.S. revolving credit facility and a $14.2 million maximum borrowing capacity under its Canadian revolving credit facility. The revolving facilities are secured by substantially all tangible and intangible assets, with certain exceptions for real estate that secures existing mortgages and other permitted liens. The credit agreements mature in December 2007, with no principal payments required until maturity. Interest under both the U.S. and the Canadian revolving loans are, at the Company’s option, a function of either the bank’s prime rate or LIBOR. A commitment fee equal to         .50% per annum of the daily average unused credit in both the U.S. and Canada is payable quarterly. These credit facilities also restrict our ability to declare or pay cash dividends.
The Company has $4.1 million of standby letters of credit to satisfy performance guarantee requirements under certain customer contracts outstanding under the revolving credit agreements. While these obligations are not normally called, they could be called by the beneficiaries at any time before the expiration date should we fail to meet certain contractual requirements. The Company has an additional $70,000 of standby letters of credit outstanding with another Canadian bank to secure a revolving credit facility for a European subsidiary. The Company has deposited $161,000 at a Canadian bank as collateral for these standby letters of credit, which is classified as restricted cash on the Company’s consolidated balance sheet. Approximately $50,000 will become available to the Company in the fourth quarter of 2006 and the remainder in the first quarter of 2010 as the underlying letters of credit expire or are settled. At September 30, 2006, the Company had $46.7 million available for borrowing in the U.S. and $11.0 million available for borrowing in Canada under the respective revolving credit agreements after outstanding letters of credit.
The revolving credit agreements include various covenants such as a required minimum consolidated net worth, a maximum ratio of total funded debt to historical earnings before interest, taxes, depreciation, and amortization (EBITDA), and a minimum ratio of historical EBITDA less capital expenditures and taxes paid to specified fixed charges, mainly interest and scheduled principal repayments under all debt agreements. There are various other covenants that are customary in such borrowings, including a limitation on the ability of the Company to declare or pay cash dividends. At September 30, 2006, the Company was in compliance with these covenants.

11. Stock-Based Compensation
The Company has granted non-qualified stock options to key employees and directors under several stock option plans and nonvested stock. All outstanding options have been granted at 100% of fair market value on each option’s grant date. The principal vesting requirement for all options granted prior to January 1, 2006 was the satisfying of a service condition. The vesting requirements for options granted in 2006 included service-based and performance-based conditions. Grants to executives are made from a shareholder-approved plan. Grants to non-executives are made from a plan that has not been subject to shareholder approval. At September 30, 2006, there were options exercisable under all plans for approximately 876,000 shares of stock, and there were approximately 373,000 shares available for future option grants. Upon exercise of an option, the Company’s policy is to issue new shares.
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
The Company occasionally makes grants of nonvested stock to senior executives. These grants are valued on the date of grant at the intrinsic value of the underlying stock. Typically, the only restriction related to these grants is a service condition. The Company expenses the value of a nonvested grant on a straight-line basis over the service period. At September 30, 2006, the Company had granted 40,000 nonvested shares to senior executives.
As a result of the adoption of SFAS No. 123(R) on January 1, 2006, and the granting of nonvested stock in 2006, the Company recognized $323,000 of share-based charges to income in the third quarter of 2006 and $529,000 for the first nine months of 2006, before income tax benefit, for all the Company’s stock plans. The Company also recognized related income tax benefits of $97,000 and $159,000, respectively, for the same interim periods.
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

	Three Months	Nine Months
	Ended	Ended
	Oct 1, 2005	Oct 1, 2005
Net loss:
As reported (1)	$(1,001)	(6,951)
Less: Stock-based employee compensation expense determined under the fair value method, net of tax	(216)	(754)

Pro forma	$(1,217)	(7,705)

Basic net loss per share:
As reported	$(0.09)	(0.62)
Pro forma	(0.11)	(0.69)
Diluted net loss per share:
As reported	$(0.09)	(0.62)
Pro forma	(0.11)	(0.69)

(1)	Stock compensation expense has not been recognized in net loss
The fair values of share options in pro-forma disclosures for periods prior to January 1, 2006 were estimated on the date of grant using the Black-Scholes option pricing model. The pro-forma stock-based employee compensation reported in the third quarter and first nine months of 2005 was based on options granted between 2002 and 2005, with fair values ranging from $8.30 to $15.53 per share. The critical assumptions in the Black-Scholes option pricing model included expected volatility ranging from approximately .61 to .68, risk-free rates ranging from .9% to 3.9%, no dividend yield, and expected lives ranging from five months to ten years. The Company has also estimated future forfeiture rates, based upon the age and expected length of service of specific option recipients.
Following is a summary of service-based option activity for the first nine months of 2006 (shares and aggregate intrinsic value in thousands):

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Options outstanding at December 31, 2005	1,243	$18.08
Granted	45	19.00
Exercised	(131)	15.88		$396
Forfeited or expired	(176)	19.13

Options outstanding at September 30, 2006	981	18.23	4.4	1,038

Options exercisable at September 30, 2006	876	18.42	4.1	901

Following is a summary of nonvested service-based option activity for the first nine months of 2006 (shares in thousands):

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested outstanding at December 31, 2005	175	$12.22

Granted	45	13.23
Vested	(115)	13.54
Forefeited or expired	—

Non-vested outstanding at September 30, 2006	105	$11.18

As of September 30, 2006, there was $572,000 of total unrecognized compensation cost related to nonvested service-based options granted under the Company’s plans. That cost is expected to be recognized over a weighted-average period of 2.0 years.
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
Following is a summary of 2006 grants (in thousands) with performance-based and service-based vesting conditions:

				Weighted
				Average
		Weighted	Weighted	Remaining
		Average	Average	Contractual	Aggregate
		Exercise	Grant-Date	Term	Intrinsic
	Shares	Price	Fair Value	(years)	Value
Options outstanding at December 31, 2005	—	$—
Granted	183	18.90	$10.09
Exercised	—	—
Forfeited or expired	(1)	18.05	9.57

Options outstanding at September 30, 2006	182	18.91	10.09	5.5	$—

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
The combined fair value of performance and service-based grants in 2006 was approximately $460,000. Subsequent to these grants, the Company revised its earnings forecast and as a result, management believes that most of the performance grants are unlikely to become vested. As a result, no expense is being recognized for grants unlikely to vest. At September 30, 2006, approximately $183,000 of unrecognized compensation cost related to nonvested performance and service-based grants is expected to be recognized during the remainder of 2006.
In the third quarter and the first nine months of 2006, the Company received $83,000 and $1.4 million net of withholding taxes, respectively, from the exercising of share options.
Nonvested stock
Nonvested stock valued at $717,000 was granted to certain senior executives in the first nine months of 2006, of which $315,000 was granted in the third quarter. The only restriction on the stock is the completion of specified service periods. As of September 30, 2006, there was $623,000 of total unrecognized compensation cost related to nonvested stock granted in 2006. That cost is expected to be recognized on a straight-line basis over a weighted average 2.8 year service period.
12. Litigation
The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
13. Income Taxes
The Company’s income tax benefit for the third quarter of 2006 included a $3.5 million, one-time reduction of income tax expense. This income tax benefit is the result of a change in estimate regarding the amount of prior expenses that qualified for a U.S. tax credit for increasing research and development costs. The change in estimate principally related to a detailed analysis of qualified research and development claims in the context of expanded application of U.S. tax authority. Excluding the effect of this adjustment, the effective income tax rate for the Company was approximately 30% (as compared with 33% for fiscal 2005); further, the Company expects that its consolidated effective income tax rate in 2007 will be comparable with these levels in 2005 and 2006.
14. Subsequent Events
On October 31, 2006, the Company entered into a definitive agreement to sell the net assets of its EMS Wireless division to Andrew Corporation (“Andrew”), of Westchester, IL. The terms of the transaction include the payment of cash at closing of $50.5 million. Potential subsequent cash adjustments may be made between Andrew and the Company following the closing of the sale and upon determination of the extent to which certain current asset and liabilities vary from pre-closing estimates. Additionally, potential additional payments to the Company may be made in future years depending on Andrew’s sales over a four-year period of the Select-a-Cell repeater product that has been developed by Wireless and is being transferred to Andrew as part of the transaction.
Under the sales agreement, Andrew would acquire all of the operating assets, including intellectual property and customer good will, associated with the Wireless division’s business operations, and would assume substantially all of its operating liabilities. The Company would remain liable for certain warranties and representations contained in the sales agreement. In addition, the Company would be potentially liable for up to $1.2 million should Andrew encounter unanticipated warranty obligations during the first two years after the closing on products previously sold by Wireless, and for up to $900,000 in the event certain regulatory project approvals are not obtained prior to the closing. The agreement includes certain customary conditions to closing, including obtaining required third party consents.
Upon closing the transaction, proceeds of approximately $40 million are intended to be used, along with the available credit facility borrowings, to fund internal R&D projects, as well as to pursue market and strategic opportunities. The Company expects the sale to close during the fourth quarter of 2006, subject to the satisfaction or waiver of all such conditions to closing and the receipt of all such third party consents.
As a result of the Board of Directors approval, in the fourth quarter, of a formal plan to sell EMS Wireless, the Company will report the financial results of this division as discontinued operations and will reclassify their assets from “assets held and used” to “assets held for sale” as of the fourth quarter of 2006.

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
We are a leading designer, manufacturer and marketer of advanced wireless communications products for diverse commercial, defense and government markets. We focus on the needs of the mobile information user and the increasing demand for wireless broadband communications. Our products enable communications across a variety of coverage areas, ranging from global to regional to within a single building. Our continuing operations include the following four business units:
•	LXE — Rugged mobile computer terminals and other equipment for wireless local area networks;

•	Defense & Space Systems — Highly engineered hardware for satellites and defense electronics applications;

•	SATCOM — Satellite communications antennas and terminals for aircraft and ground-based vehicles, other portable satellite terminals, and satellite ground stations for search and rescue operations;

•	EMS Wireless — Base station antennas and signal repeaters for PCS/cellular systems;
Following is a summary of significant factors affecting the Company in the third quarter and first nine months of 2006:
Overview:
•	In February 2006, the Company completed the sale of 3,795,000 shares of its common stock, including the underwriters’ over-allotment option of 495,000 shares, in a registered public offering. The offering price was $16.70 per share, and the Company received net proceeds of approximately $58.7 million after deducting underwriting discounts, commissions and other offering expenses. The Company used a portion of these net proceeds to repay all of its borrowings under its U.S. and Canadian revolving credit facilities.

•	On March 9, 2006, the Company completed the sale of the assets and operating liabilities of its SatNet division, reported in discontinued operations.

•	Subsequent to the end of the third quarter of 2006, the Company entered into a definitive agreement to sell its EMS Wireless division to Andrew, for a purchase price of $50.5 million, payable in cash at closing. The agreement includes certain customary conditions to closing, including obtaining required third party consents. The Company expects the sale to close during the fourth quarter of 2006, subject to the satisfaction or waiver of all such conditions to closing and the receipt of all such third party consents.

As a result of the Board of Directors approval, in the fourth quarter, of a formal plan to sell EMS Wireless, the Company will account for this division as discontinued operations and will reclassify their assets from “assets held and used” to “assets held for sale” as of the fourth quarter of 2006.
For continuing operations:
•	Net sales increased for the first nine months of 2006 as compared to the same period of 2005 due to the strong growth in net sales reported by our SATCOM and LXE divisions.

•	Our LXE, SATCOM and D&SS divisions reported operating income in the third quarter and first nine months of 2006. The Company reported net income from continuing operations at the consolidated level, despite the losses reported at our EMS Wireless division.

•	A $3.5 million tax credit was recorded in the third quarter of 2006 as a result of a comprehensive analysis of qualified research and development costs eligible for tax credit under U. S. tax authority.

For discontinued operations:
•	Our discontinued operations reported a $0.6 million loss before income tax for the quarter, resulting from the effect of adjustments to settle various contingent items, as well as the expense of legal, audit, and other outside services. The first nine months of 2006 resulted in a loss of $3.1 million that included a $1.7 million loss from our SatNet operations through their date of disposition on March 9, 2006.
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
We recognize revenues under most of our customer agreements when we ship units or perform services, unless multiple deliverables are involved (mainly experienced at our SATCOM division), in which case we recognize revenue in accordance with FASB Emerging Issues Task Force (EITF) Issue No. 00-21. If the customer agreement is in the form of a long-term contract (typical in our Defense & Space Systems division), we recognize revenue under the percentage-of-completion method, using the ratio of cost incurred to total estimated cost as the measure of performance.
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
Income tax expense
Typically the main factor affecting our effective income tax rate each year is the relative proportion of taxable income that we earn in Canada, where the effective tax rate is lower than in the U.S. or other locations. The lower effective rate in Canada results from certain Canadian tax benefits for research-related expenditures.
The Company’s income tax benefit for the third quarter of 2006 included a $3.5 million, one-time reduction of income tax expense. This income tax benefit is the result of a change in estimate regarding the amount of prior expenses that qualified for a U.S. tax credit for increasing research and development costs. The change in estimate principally related to a detailed analysis of qualified research and development claims in the context of expanded application of U.S. tax authority. Excluding the effect of this adjustment, the effective income tax rate for the Company was approximately 30% (as compared with 33% for fiscal 2005); further, the Company expects that its consolidated effective income tax rate in 2007 will be comparable with these levels in 2005 and 2006.
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

Results of Operations

	Quarters Ended		Nine Months Ended
	Sep 30	Oct 1	Sep 30	Oct 1
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.5	69.0	64.5	67.8
Selling, general and administrative expenses	25.0	19.3	24.1	21.4
Research and development expenses	6.6	4.7	6.6	5.2

Operating income	4.9	7.0	4.8	5.6
Non-operating income, net	0.8	0.3	0.7	0.2
Foreign exchange loss	(0.2)	(0.2)	(0.4)	(0.1)
Interest expense	(0.6)	(1.2)	(0.7)	(1.3)

Earnings from continuing operations before income taxes	4.9	5.9	4.4	4.4
Income tax (expense) benefit	3.2	(2.0)	0.2	(1.5)

Earnings from continuing operations	8.1	3.9	4.6	2.9

Discontinued operations:
Loss from discontinued operations before income taxes	(0.8)	(5.0)	(1.3)	(6.0)
Income tax expense	—	(0.1)	—	—

Loss from discontinued operations	(0.8)	(5.1)	(1.3)	(6.0)

Net earnings (loss)	7.3%	(1.2)%	3.3%	(3.1)%

Three Months ended September 30, 2006 and October 1, 2005:
Consolidated net sales decreased by 9.8%, to $76.1 million from $84.4 million, for the third quarter of 2006 as compared with the same period of 2005, mainly due to the lower net sales recorded by the EMS Wireless division. EMS Wireless’ net sales decreased by 55.7%, resulting from a reduction in orders for the division’s base station antennas from Cingular Wireless. This decrease was partially offset by increases in net sales recorded by the SATCOM and LXE divisions. SATCOM’s net sales grew by 25.3%, mainly due to strong sales of new high-speed-data aeronautical products introduced in the second half of 2005 to expand this product line in response to growing demands by both the commercial and military markets.
Cost of sales, as a percentage of consolidated net sales, was 63.5% for the third quarter of 2006, compared with 69.0% for the same period of 2005. The decrease in the cost-of-sales percentage was mainly due to higher revenues from SATCOM and LXE, which have lower cost-of-sales percentages than the other two divisions.
SG&A expenses increased by $2.8 million, mainly due to higher administrative expenses to support the increase in sales by SATCOM and LXE, and higher corporate expenses for a comprehensive analysis of qualified research and development costs eligible for tax credit under U.S. tax authority, as well as the effect of changes in foreign exchange rates that increased the reported SG&A costs of the international operations of our SATCOM and LXE divisions. SG&A, as a percentage of consolidated net sales, increased from 19.3% to 25.0%. This was primarily related to the higher dollar amount of SG&A expenses, and the decrease in net sales at EMS Wireless which reduced the revenue base over which to absorb fixed SG&A costs.
R&D expenses increased by $1.0 million mainly due to additional internal development programs for next-generation products at our SATCOM division.
Non-operating income, net increased by $0.3 million as a result of additional interest income earned from higher average investment balances.

Interest expense decreased by $0.6 million due to lower average debt outstanding in 2006 as compared with 2005. In February 2006, the Company repaid all of its borrowings under its U.S. and Canadian revolving credit facilities with the net proceeds received from its public stock offering.
In the third quarter of 2006, a $3.5 million income tax benefit was recorded for qualified research and development costs eligible for tax credit in prior years under expanded application of U.S. tax authority. Excluding the effect of this adjustment, the effective income tax rate for the Company was 30% in 2006, as compared with 34% in 2005, and 33% for the full year of 2005, based upon management’s expected taxable income associated with various tax jurisdictions for the full year. The decrease is due to a significantly higher proportion of earnings in 2006 being derived from Canada, which has a lower effective income tax rate than most other countries in which we do business. Our low effective rate in Canada is due to research-related tax benefits. The overall effective rate is subject to change during the remainder of the year, as actual results and revised forecasts may change management’s expectations for the taxable income associated with various tax jurisdictions.
Nine Months ended September 30, 2006 and October 1, 2005:
Consolidated net sales increased by 1.1%, to $228.8 million from $226.2 million, for the first nine months of 2006 as compared with the same period of 2005. Net sales grew significantly for SATCOM and LXE, but this growth was partially offset by the decline in net sales by EMS Wireless and D&SS. SATCOM’s net sales grew by 42.8%, mainly due to strong sales of new high-speed-data aeronautical products introduced in the second half of 2005 to expand this product line in response to growing demands by both the commercial and military markets. EMS Wireless’ net sales decreased by 36.1%, mainly due to lower orders for the division’s base station antennas from Cingular Wireless.
Cost of sales, as a percentage of consolidated net sales, was 64.5% for the first nine months of 2006 compared with 67.8% for the same period of 2005. The decrease in the cost-of-sales percentage was mainly due to higher revenues from SATCOM and LXE which have lower cost-of-sales percentages than the other two divisions.
SG&A expenses increased by $6.6 million mainly due to higher administrative expenses to support the increase in sales by SATCOM and LXE, and higher corporate expenses for a comprehensive analysis of qualified research and development costs eligible for tax credit under U.S. tax authority, as well as the effect of changes in foreign exchange rates that increased the reported SG&A costs of the international activities of our SATCOM division. SG&A, as a percentage of consolidated net sales, increased from 21.4% to 24.1% reflecting the higher dollar amount of SG&A expenses.
R&D expenses increased by $3.4 million, mainly due to additional internal development programs for next-generation products at our SATCOM division.
Non-operating income, net increased by $1.1 million as a result of additional interest income earned from higher average investment balances.
Interest expense decreased by $1.3 million due to lower average debt outstanding in 2006 as compared with 2005. In February 2006, the Company repaid all of its borrowings under its U.S. and Canadian revolving credit facilities with the net proceeds received from its public stock offering.
The foreign exchange loss increased by $0.6 million in 2006 as compared with 2005 mainly due to the strengthening of the Canadian dollar against the U.S. dollar which decreased the trade receivables related to contracts denominated in U.S. dollars of our SATCOM division. Although we enter into forward currency contracts to manage our exposure to changes in foreign currency exchange rates, all of the Company’s exposure will not be mitigated.
In the third quarter of 2006, a $3.5 million income tax benefit was recorded for qualified research and development costs eligible for tax credit in prior years under expanded application of U.S. tax authority. Excluding the effect of this adjustment, the effective income tax rate for the Company was 30% in 2006, as compared with 34% in 2005, and 33% for the full year of 2005, based upon management’s expected taxable income associated with various tax jurisdictions for the full year. The decrease is due to a significantly higher proportion of earnings in 2006 being derived from Canada, which has a lower effective income tax rate than most other countries in which we do business. Our low effective rate in Canada is due to research-related tax benefits. The overall effective rate is subject to change during the remainder of the year, as actual results and revised forecasts may change management’s expectations for the taxable income associated with various tax jurisdictions.

Net Sales, Cost of Sales, and Operating Income (Loss) by Segment
Our segment net sales, cost of sales as a percentage of respective segment net sales, and segment operating income (loss) were as follows (in thousands):

					Percentage Increase
	Quarters Ended		Nine Months Ended		(Decrease)
	Sep 30	Oct 1	Sep 30	Oct 1	Three	Nine
(in thousands, except percentages)	2006	2005	2006	2005	Months	Months
Net sales:
LXE	$33,003	30,720	99,728	89,111	7.4%	11.9
Defense & Space Systems	13,666	13,450	37,027	38,023	1.6	(2.6)
SATCOM	17,992	14,355	51,997	36,408	25.3	42.8
EMS Wireless	11,463	25,894	40,005	62,620	(55.7)	(36.1)

Total	$76,124	84,419	228,757	226,162	(9.8)%	1.1

Cost of sales percentage:
LXE	58.3%	61.2	59.1	60.3	(2.9)	(1.2)
Defense & Space Systems	78.3	75.5	78.7	79.3	2.8	(0.6)
SATCOM	58.7	61.0	59.6	60.4	(2.3)	(0.8)
EMS Wireless	69.3	79.4	71.9	76.1	(10.1)	(4.2)
Total	63.5%	69.0	64.5	67.8	(5.5)	(3.3)

Operating income (loss):
LXE	$2,411	1,553	7,159	4,705	55.3%	52.2
Defense & Space Systems	1,024	1,567	1,760	2,524	(34.7)	(30.3)
SATCOM	1,122	1,546	3,976	2,887	(27.4)	37.7
EMS Wireless	(48)	1,275	(498)	3,005	(103.8)	(116.6)
Corporate and other	(773)	(10)	(1,353)	(459)	(7,630.0)	(194.8)

Total	$3,736	5,931	11,044	12,662	(37.0)%	(12.8)

** = Not Meaningful
LXE: Net sales in the third quarter and first nine months of 2006 were higher than in the same periods of 2005 mainly due to an increased number of hardware units shipped globally; the largest increase was reflected in the Americas market. These higher net sales were principally a result of the additional investment in the Company’s sales and marketing efforts, and the positive acceptance of LXE’s most current product offerings, including the MX7 handheld computer. Net sales were also higher in the international markets in the third quarter of 2006 as compared with the same period of 2005 which reflected the impact of favorable exchange rates for the Euro and other foreign currencies versus the U.S. dollar as a component of the increase. The Company’s expansion into Asia-Pacific and Middle East markets also contributed to the increase in net sales in the international markets in the first nine months of 2006 as compared with the first nine months of 2005.
Cost of sales, as a percentage of net sales, for the third quarter and the first nine months of 2006 was lower as compared with the same periods of the previous year mainly due to a more favorable product mix.
Defense & Space Systems: Net sales for the third quarter and first nine months of 2006 were comparable with the same periods of 2005.
Cost of sales, as a percentage of net sales, for the third quarter of 2006 was higher than the third quarter of 2005 due to favorable contract performance experienced in the previous year. The cost-of-sales percentage was relatively unchanged for the first nine months of 2006 as compared with the same period of 2005.
SATCOM: Net sales in the third quarter and first nine months of 2006 increased significantly compared with the same periods of 2005. These increases were mainly a result of strong sales of new high-speed-data aeronautical products introduced in the second half of 2005 to expand this product line in response to growing demands by both the commercial and military markets. Net sales also increased as a result of the growth in unit sales of land-mobile portable antenna products in the third quarter of 2006, and the strong demand for emergency management products and legacy aeronautical antennas in the first nine months of 2006, as compared with the same periods of 2005.
Cost of sales, as a percentage of net sales, for the third quarter and the first nine months of 2006 was relatively unchanged from the corresponding periods of 2005.
EMS Wireless: Net sales decreased in the third quarter and first nine months of 2006 as compared with the same periods of 2005 due to a reduction in orders for the division’s base station antennas from Cingular Wireless.
Cost of sales, as a percentage of net sales, for the third quarter and for the first nine months of 2006 decreased as compared with the corresponding periods of 2005 mainly due to an overall higher percentage of net sales from the Company’s traditional base station antenna product line in 2006. These antennas carry a lower cost-of-sales percentage relative to our RET (Remote Electrical Tilt) antenna product line. The decrease in the cost-of-sales percentage was also due to lower warranty expenses for both the third quarter and first nine months of 2006 relative to the same periods of 2005.
Discontinued Operations
In the third quarter of 2003 and in the second quarter of 2005, our Board of Directors approved formal plans to sell our Space & Technology/Montreal division and Satellite Network operations, respectively. As a result, we have accounted for these divisions as discontinued operations and have classified their net assets as assets held for sale through their date of disposition. Our S&T/Montreal and SatNet divisions were disposed of on November 28, 2005 and March 9, 2006, respectively.
Our pre-tax results from discontinued operations for the third quarter of 2006 was a loss of $0.6 million. The loss resulted from the effect of adjustments to settle various contingent items, as well as expenses for legal, audit, and other outside services. For the first nine months of 2006, we had a pre-tax loss from discontinued operations of $3.1 million, mainly due to lower net sales by our SatNet division through its date of disposition, and the adverse effect of a weaker U.S. dollar as compared with the Canadian dollar, which increased the reported cost of SatNet’s operations relative to sales under its customer agreements, most of which were denominated in U.S. dollars.
The 2005 pre-tax results from our discontinued operations were losses of approximately $4.2 million for the third quarter and $13.6 million for the first nine months. These losses included a $4.0 million and $10.0 million impairment charge for the Space & Technology/Montreal division in the third and second quarters of 2005, respectively, to reflect the revised estimate of the fair value, less cost to sell, of that division. If the effects of these impairment charges are excluded, our pre-tax results from discontinued operations were a loss of $0.2 million and income of $0.4 million for the third quarter and first nine months of 2005, respectively. The operating income from our S&T/Montreal division offset the operating losses recorded from our SatNet division for the first nine months of 2005.
Liquidity and Capital Resources
During the first nine months of 2006, financing activities from continuing operations generated $34.8 million in positive cash flow. This was mainly due to the $58.7 million in net proceeds received from the Company’s public stock offering of 3,300,000 initial shares and 495,000 over-allotment shares, net of the repayment of all of the Company’s borrowings under its U.S. and Canadian revolving credit facilities. The $5.5 million and $3.2 million in net cash received in 2006 from the sale of our SatNet and S&T Montreal divisions, respectively, has been included in cash flows from investing activities, and the $2.8 million in net cash used in operating activities in discontinued operations was mainly due to the loss from our SatNet division prior to its disposition in March 2006.
The Company invested the remaining proceeds from its stock offering and the sale of the SatNet division, after the repayment of its revolving credit facilities, in a government obligations money-market fund, in other money-market instruments and interest-bearing deposits which were included in cash and cash equivalents at the end of the third quarter 2006. These investments are all highly liquid and include debt instruments with an initial or remaining term of less than three months.

Subsequent to September 30, 2006, the Company entered into a definitive agreement to sell its EMS Wireless division to Andrew. The Company expects the sale to close during the fourth quarter of 2006, subject to the satisfaction or waiver of all such conditions to closing and the receipt of all such third party consents. Upon closing the transaction, proceeds of approximately $40 million are intended to be used, along with the available credit facility borrowings, to fund internal R&D projects, as well as to pursue market and strategic opportunities.
Upon the closing of the sale of our SatNet division in March 2006, the amount available for borrowing under our Canadian credit facility was reduced by $3.3 million. At September 30, 2006, the Company had a $47.5 million maximum borrowing capacity under its U.S. revolving credit facility and a $14.2 million maximum borrowing capacity under its Canadian revolving credit facility, and no borrowings were outstanding under either facility. However, the Company had $4.1 million of outstanding letters of credit at the end of the third quarter 2006, and a total of $57.7 million was available for borrowing under these revolving credit facilities. This reduction in the Company’s overall debt is expected to reduce our interest expense in the future and allow us to more readily meet our debt covenants.
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
Off-Balance Sheet Arrangements
The Company has $4.1 million of standby letters of credit outstanding under its revolving credit facilities to satisfy performance guarantee requirements under certain customer contracts. While these obligations are not normally called, they could be called by the beneficiaries at any time before the expiration date should we fail to meet certain contractual requirements. The Company has an additional $70,000 of standby letters of credit outstanding under another Canadian bank to secure a revolving credit facility for one of its foreign locations. The Company has deposited $161,000 at a Canadian bank as collateral for these standby letters of credit, which is classified as restricted cash on the Company’s consolidated balance sheet. Approximately $50,000 will become available to the Company in the fourth quarter of 2006 and the remainder in the first quarter of 2010 as the underlying letters of credit expire or are settled. At September 30, 2006, the Company had $46.7 million available for borrowing in the U.S. and $11.0 million available for borrowing in Canada under the respective revolving credit agreements after outstanding letters of credit.
As a result of the closing of the sale of its S&T/Montreal division in November 2005, the Company agreed to pay half (to a maximum of $1.25 million) of the potential liability to satisfy grievance claims arising from former employees of S&T/Montreal, and half (to a maximum of $500,000) of any increase in the accrued pension benefit obligation of the post-retirement medical plan from December 31, 2004 to December 31, 2006. In addition, an existing contractual requirement for the Company to post approximately $3 million to secure in-orbit incentive performance of the Radarsat-2 payload was eliminated, but the Company remains liable for that amount in the event of specified in-orbit payload failures. Based upon the available information, management believes that the outcome for each of these particular contingencies is not probable and cannot be estimated. As a result, the Company has not recorded a liability at September 30, 2006 related to any of these contractual arrangements.
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
As of September 30, 2006, the Company, based on the terms of the SatNet sales agreement, has repurchased at face value the accounts receivable included in the purchased assets that were not collected within 90 days after the closing date, with the exception of certain identified receivables that were repurchased at 75% of face value that were not collected within 180 days after the closing.
Under the agreement to sell the net assets of our EMS Wireless division to Andrew, the Company would remain liable for certain warranties and representations contained in the sales agreement. In addition, the Company would be potentially liable for up to $1.2 million should Andrew encounter unanticipated warranty obligations during the first two years after the closing on product previously sold by Wireless, and for up to $900,000 in the event certain regulatory project approvals are not obtained prior to the closing.
Commitments and Contractual Obligations
Except as reflected in the table below, as of September 30, 2006, the Company’s material contractual cash commitments and material other commercial commitments have not changed significantly from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2005 (in millions).

	Payments Due by Period
			2007-	2009-
	Total	2006	2008	2010	Thereafter
Continuing Operations:

September 30, 2006:
Long-term debt, excluding capital lease obligations	$15,265	413	4,256	2,680	7,916
Interest on outstanding long-term debt	5,178	277	1,796	1,443	1,662
Purchase commitments (1)	29,848	27,962	1,837	49	—
Capital lease obligations	23	4	19	—	—
Deferred compensation agreements	517	—	—	—	517
Operating lease obligations	36,868	1,181	9,126	6,551	20,010

December 31, 2005 (no significant change to date):
Agreement to acquire satellite service sub-license	$8,000	—	2,000	2,000	4,000

(1)	Purchase commitments primarily represent existing commitments under purchase orders or contracts to purchase inventory and raw materials for our products. Most of these purchase orders and contracts can be terminated for a fee that is either fixed or based on when termination occurs.
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
The determination of total estimated cost relies on engineering estimates of the cost to complete the contract, with allowances for identifiable risks and uncertainties. If changes in engineering estimates result in an expected cost overrun (i.e., the estimated cost to complete exceeds the revenue to be recognized on the remainder of the contract), then revenue recognized-to-date will be adjusted downward, so that the revenue to be recognized on the remainder of the contract will equal the estimated cost to complete. Engineering estimates are frequently reviewed and updated; however, unforeseen problems can occur to substantially reduce the rate of future revenue recognition in relation to costs incurred. As of September 30, 2006, the Company had recognized a cumulative total of $27.5 million in revenues from continuing operations under percentage-of-completion accounting, but which revenues were unbilled as of that date due to the billing milestones specified in the respective customer contracts.
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
Net sales under all other contracts in the Defense & Space Systems and SATCOM segments, as well as all the Company’s other segments, are recognized when units are shipped or services are performed, unless multiple deliverables are involved (mainly experienced at our SATCOM division), in which case we recognize revenue in accordance with FASB Emerging Issues Task Force (EITF) Issue No. 00-21.
Accounting for government research incentives
Our accrual of research incentives from the Canadian government is a critical accounting policy involving management estimates for our SatNet division (through the date of its disposition in March 2006), and the S&T/Montreal divisions (through the date of its disposition in November 2005) in discontinued operations. These incentives are in the form of a cash reimbursement for a portion of certain qualified research expenditures. Incentives are recorded as a reduction of cost-of-sales, because the underlying research efforts primarily apply to development of technological capabilities for specific business opportunities. There were no incentives earned in the third quarter 2006. For the nine months ended September 30, 2006, total incentives earned were approximately $91,000. This is compared with $330,000 and $1,192,000 of incentives earned for the three months and nine months ended October 1, 2005. We have established procedures to identify qualified costs and to submit appropriate claims for reimbursement. All of these claims are subject to financial and scientific audits by the Canadian government concerning whether certain expenses qualified for incentive programs. Although historically these audits have not resulted in significant disallowances of previously accrued incentives, such disallowances in the future would have an unfavorable effect on our consolidated statement of operations.
Inventory valuation
Management assesses the value of inventory based upon an analysis of the aging of the inventory and assumptions that management develops concerning how the value of inventory for specific products, markets or applications may decrease over time. Inventory write-downs are accounted for as adjustments to the related inventory’s cost basis, and reserves are reduced only upon subsequent sale, disposal or usage of the inventory, rather than upon any subsequent improvement in the inventory aging.
Evaluation of long-lived assets for impairment
All long-lived assets on the consolidated balance sheet are periodically reviewed for impairment. If an indication of impairment arises, we test recoverability by estimating the cash flows expected to result from the long-lived assets under several different scenarios, including the potential sale of assets, as well as continued holding of the assets under several different kinds of business conditions. No long-lived assets that were classified as “held and used” were determined to be impaired as of September 30, 2006.
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
Evaluation of contingencies related to discontinued operations
In late 2005 and early 2006, we completed transactions to sell our discontinued operations, comprising the former S&T/Montreal and SatNet divisions. These sales agreements obligated the purchasers and us to make cash adjustments if working capital or net receivables, as of closing, varied from contractual benchmarks. We also may receive additional cash or incur additional costs depending upon the outcome of certain other contingencies in the sales contracts. We evaluate these contingencies and accrue a liability when we believe an outcome is probable and can be estimated. As of September 30, 2006, we had accrued amounts related to the expected resolution of the dispositions of discontinued operations that could vary from the actual amounts. The most significant accrued cost is a $1.7 million liability for the estimated loss under a sub-license agreement with one of the purchasers, which we released from a corporate guarantee as part of the sales agreement.
Establishment of reserves for deferred income tax assets
It is management’s current expectation that our Canadian operations will generate enough research-related tax benefits each year to offset any Canadian federal tax liability for any given year. We have reserved substantially all the net deferred tax assets associated with these research-related tax benefits (totaling approximately $41 million at the end of the 2005), because the extent to which these deferred income tax assets will be realized in the future is uncertain. This reserve was reduced by $0.4 million to reflect the expected future utilization of research-related tax benefits following the disposition of our discontinued operations, which were unprofitable. This reserve may be reduced further – resulting in an income tax benefit to future consolidated statements of operations – if: (1) our profitability in Canada increases, which would increase the tax liability available for offset in future years, or (2) the level of our qualified research in Canada decreases, which would lower the tax benefits earned in future years. All other non-Canadian deferred income tax assets are also booked to a net expected realizable value.
Forward-Looking Statements
The Company has included forward-looking statements in management’s discussion and analysis of financial condition and results of operations. All statements, other than statements of historical fact, included in this report that address activities, events or developments that we expect or anticipate will or may occur in the future, or that necessarily depend upon future events, including such matters as our expectations with respect to future financial performance, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. Actual results could differ materially from those suggested in any forward-looking statements as a result of a variety of factors. Such factors include, but are not limited to:
•	economic conditions in the U.S. and abroad and their effect on capital spending in the Company’s principal markets;

•	difficulty predicting the timing of receipt of major customer orders, and the effect of customer timing decisions on our quarterly results;

•	uncertainties associated with the completion of the sale of EMS Wireless which, as with all such major business transactions, is subject to various closing conditions that must be met by the parties, including continued accuracy of various representations and warranties, performance of various covenants of the parties, and the obtaining of certain third party consents;

•	successful completion of technological development programs by the Company and the effects of technology that may be developed by, and patent rights that may be held or obtained by, competitors;

•	U.S. defense budget pressures on near-term spending priorities;

•	uncertainties inherent in the process of converting contract awards into firm contractual orders in the future;

•	volatility of foreign exchange rates relative to the U.S. dollar and their effect on purchasing power by international customers, and the cost structure of the Company’s non-U.S. operations, as well as the potential for realizing foreign exchange gains and losses associated with non-U.S. assets or liabilities held by the Company;

•	successful resolution of technical problems, proposed scope changes, or proposed funding changes that may be encountered on contracts;

•	changes in the Company’s consolidated effective income tax rate caused by the extent to which actual taxable earnings in the U.S., Canada and other taxing jurisdictions may vary from expected taxable earnings;

•	successful transition of products from development stages to an efficient manufacturing environment;

•	changes in the rate at which the Company’s products are returned for repair or replacement under warranty;

•	customer response to new products and services, and general conditions in our target markets (such as logistics and space-based communications);

•	the success of certain of the Company’s customers in marketing our line of high-speed commercial airline communications products as a complimentary offering with their own lines of avionics products;

•	the availability of financing for satellite data communications systems;

•	the development of successful working relationships with local business and government personnel in connection with distribution and manufacture of products in foreign countries;

•	the demand growth for various mobile and high-speed data communications services, and the possible effect of public health concerns about alleged health risks of radio frequency emissions;

•	the Company’s ability to attract and retain qualified senior management and other personnel, particularly those with key technical skills;

•	the availability of sufficient additional credit or other financing, on acceptable terms, to support any large acquisitions that we believe would contribute to our growth and profitability;

•	the ability to negotiate successfully with potential acquisition candidates, and to effectively integrate the acquired businesses, products or technologies into the Company’s existing businesses and products;

•	the availability, capabilities and performance of suppliers of basic materials, electronic components and sophisticated subsystems on which the Company must rely in order to perform according to contract requirements, or to introduce new products on the desired schedule; and

•	uncertainties associated with U.S. export controls and the export license process, which restrict the Company’s ability to hold technical discussions with customers, suppliers and internal engineering resources’ and can reduce the Company’s ability to obtain sales from foreign customers or to perform contracts with the desired level of efficiency or profitability.
Additional information concerning these and other potential risk factors affecting the Company is included in Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Effect of New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of SFAS No. 157 on its consolidated financial statements.
In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening retained earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The Company is in the process of evaluating the impact of SAB 108 on its 2006 consolidated financial statements.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact of FIN 48 on its 2007 consolidated financial statements.
In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on issue EITF 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation).” EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 are effective for interim and annual reporting periods beginning after December 15, 2006. The Company is currently evaluating the impact of adopting EITF 06-03 on its 2007 consolidated financial statements.
In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43 Chapter 4.” SFAS No. 151 more clearly defines when excessive idle facility expense, freight, handling costs, and spoilage are to be current-period charges. In addition, SFAS No. 151 requires the allocation of fixed production overhead to the cost of conversion to be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company’s adoption of SFAS No. 151 as of January 1, 2006 did not have a material impact on its 2006 consolidated financial statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
As of September 30, 2006, the Company had the following market risk sensitive instruments (in thousands):

Revolving credit loan with a bank in the United Kingdom, maturing in April 2007, interest payable monthly at a variable rate (5.75% at the end of the quarter)	$1,840
A 1% increase in the interest rates for our market-sensitive debt obligations would have increased interest expense by $19,000 for the quarter based on the average outstanding borrowings under these obligations.
As of September 30, 2006, the Company also had intercompany accounts that eliminate in consolidation but that are considered market risk sensitive instruments. Short-term due to (from) the parent, payable (receivable) by international subsidiaries arising from purchase of the parent’s products for sale were as follows:

	Exchange Rate	$U.S.
	($U.S. per unit of	in thousands
	local currency)	(reporting currency)
Belgium	1.2687 /Euro	$3,981
Italy	1.2687 /Euro	1,821
Australia	0.7460 /Dollar	1,179
Canada	0.8966/Dollar	542
France	1.2687 /Euro	62
Singapore	0.6305 /Dollar	49
Sweden	0.1367 /Krona	44
Netherlands	1.2687 /Euro	16
United Kingdom	1.8716 /Pound	5
Germany	1.2687 /Euro	4

Total short-term due to parent		$7,703

The Company has foreign currency risks associated with forward contracts as follows (in thousands, except average contract rate):

			Average	($U.S.)
	Notional		Contract	Fair
	Amount		Rate	Value
Foreign currency forward contracts Continuing Operations:
U.S. dollars (sell for Canadian dollars)	17,500	USD	1.1118	$(86)
Euros (sell for U.S. dollars)	3,811	EURO	1.2579	(41)
Australian dollars (sell for U.S. dollars)	800	AUD	0.7064	(30)
British pounds (buy with Canadian dollars)	1,000	GBP	2.1030	(10)

				$(167)

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
During the first quarter of 2006, the Company expanded its policies and procedures to provide for a more detailed review control with respect to the accounting functions at the Company’s operating divisions, as well as the analysis of sales agreements and related documentation in accounting for assets/liabilities held for sale-discontinued operations, in order to address the material weaknesses that were identified in management’s Annual Report on the effectiveness of internal control over financial reporting in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
During the three months ended September 30, 2006, there were no changes that have materially affected, or are likely to materially affect, our internal control over financial reporting (as defined in Rule 13(a) – 15(f) under the Exchange Act).

PART II
OTHER INFORMATION
ITEM 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The Company believes that the risks and uncertainties described under the caption “New European environmental regulations may adversely affect our operations,” in Part II, Item 1A of our Report on Form 10-Q for the quarter ended July 1, 2006, are no longer material risks to our business, financial condition or future results. And, in addition to the risks and uncertainties described therein, the Company believes its business and results of operations are subject to the following risk:
Uncertainties associated with the completion of the sale of EMS Wireless. As with all such major business transactions, the sale of EMS Wireless is subject to various closing conditions that must be met by the parties, including continued accuracy of various representations and warranties, performance of various covenants of the parties, and the obtaining of certain third party consents;
The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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
10.1 Agreement, effective as of June 2, 2006, between the Registrant and Paul B. Domorski, concerning termination of employment under certain circumstances. *
10.2 EMS Technologies, Inc. Deferred Compensation Plan for Non-Employee Directors, as amended and restated July 28, 2006. *
10.3 Form of Restricted Stock Award Restriction Agreement, dated July 28, 2006, under the 1997 Stock Incentive Plan, entered between the Registrant and each of James S. Childress, Vice President of the Registrant and President and General Manager of the LXE division, and Neilson A. Mackay, Vice President of the Registrant and Senior Vice President and General Manager of the SATCOM division. *
10.4 Description of supplemental bonus arrangements for Don T. Scartz, Executive Vice President and Chief Financial Officer, and two other executive officers of the Registrant, adopted July 28, 2006. *
10.5 Agreement, effective as of July 13, 2006, between the Registrant and Travis G. Hickman, concerning termination of employment. *
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32 Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMS TECHNOLOGIES, INC.

By:	/s/ Paul B. Domorski	Date: November 8, 2006

Paul B. Domorski
President, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Don T. Scartz	Date: November 8, 2006

Don T. Scartz
Executive Vice President, Chief Financial
Officer and Treasurer (Principal Financial Officer)