Form 10-K
period 2006-12-31
EMS TECHNOLOGIES INC
filed 2007-03-16
CIK 32198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Common Stock, $.10 par value
(Title of Class)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐ No ☑
Indicate by check mark if the registrant is a not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☑
The aggregate market value of voting stock held by persons other than directors or executive officers as of July 1, 2006 was $284 million, based on a closing price of $18.95 per share. The basis of this calculation does not constitute a determination by the registrant that all of its directors and executive officers are affiliates as defined in Rule 405.
As of March 5, 2007, the number of shares of the registrant’s common stock outstanding was 15,342,383 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Company’s definitive proxy statement for the 2007 Annual Meeting of Shareholders of the registrant is incorporated herein by reference in Part III of this Annual Report on Form 10-K.
AVAILABLE INFORMATION
EMS Technologies, Inc. makes available free of charge, on or through its website at www.ems-t.com, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Information contained on the Company’s website is not part of this report.

FORWARD-LOOKING STATEMENTS
The discussions of the Company’s business in this Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, and in other public documents or statements that may from time to time incorporate or refer to these disclosures, contain various statements that are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “plan,” “expect,” “believe,” “anticipate,” “estimate,” “will,” “should,” “could” and other words and terms of similar meaning, typically identify such forward-looking statements. Forward-looking statements include, but are not limited to:
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
These statements are based on assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. Actual results could differ materially from those suggested in any forward-looking statements as a result of a variety of factors, including those risks and uncertainties set forth under Risk Factors in Item 1A. You should not place undue reliance on these forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to these forward-looking statements to reflect events or circumstances that occur or arise or are anticipated to occur or arise after the date of this Report except as may be required by law.
Part I.
ITEM 1. Business
Overview
In this report, unless the context otherwise requires, “we,” “us,” “our,” and the “Company” refer to the continuing operations of EMS Technologies, Inc. and its consolidated subsidiaries. Unless otherwise indicated, all financial and statistical information pertains solely to our continuing operations.
We are a leading innovator in the design, manufacture, and marketing of wireless communications solutions addressing the enterprise mobility, communications-on-the-move and in-flight connectivity markets for both commercial and government users. We focus on the needs of the mobile information user and the increasing demand for wireless broadband communications. Our products and services enable communications across a variety of coverage areas, ranging from global to regional to within a single facility.
We operate in three business units, each of which is focused on a different application of wireless communications. These units share a common foundation in broadband and other advanced wireless technologies, which provides important technical and marketing synergies and contributes to our ability to continually develop and commercialize new products for use in a wide array of mobile communications. Our business provides product solutions and support services for use in supply chain management networks, satellite-based voice and data communications and defense and space applications for communications, surveillance and electronic countermeasures.
We were founded in 1968 and have a strong history in wireless communications. We initially concentrated on microwave components, products and technology and subsequently developed subsystems for one of the first

2 of 76

electronically steerable antennas deployed in space. The expertise and technology we have developed during the past 39 years in this original business remain directly applicable to a range of our current defense and commercial products, including products for satellite, ground and airborne communications, as well as radar, signal intelligence and electronic countermeasure systems.
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
Since the mid-1990’s, we have expanded into several new markets through the development or acquisition of additional product lines. We have established an industry-leading position in the market for high-speed, two-way satellite communications antennas and terminals for use on aircraft and other mobile platforms, and we develop and market product solutions and support services for use by search-and-rescue and emergency-management organizations around the world.
Today, our products address multiple markets and niches in the satellite communications and wireless industries, focusing on mobility and bandwidth. For example, satellite-based data terminals from one of our divisions are giving U.S. Customs and Border Protection the ability to capture real-time video surveillance as they track drug smugglers, support counter-terrorism and aid FEMA rescue operations following natural disasters like Hurricane Katrina. Another EMS division is providing the critical intraflight data link on Air Force F-22 aircraft, giving the pilots instant situational awareness and the ability to communicate with each other securely from the cockpit.
Competitive Strengths
Technological Leadership
Since our founding in 1968, we have been an innovative leader in the development and commercialization of wireless communications technologies. Early in our history, we pioneered the use of ferrite materials for electronic beam-forming, a practice that remains important in many sophisticated defense communications applications. Our more recent innovations include the following products which we believe were the first in their respective markets: commercial airborne terminals for high-speed, two-way satellite data, antenna systems allowing commercial airlines to provide satellite television to passengers, and handheld wireless data terminals incorporating an integrated, FCC-approved, EPC Global-compliant RFID reader.
Commitment to Research and Development
We continually devote significant resources to research and development that enhances and maintains our technological advantages, and enables us to overcome the substantial technical barriers that are often encountered in the commercialization of sophisticated wireless communications hardware. Over the past three years, we have invested an aggregate of $39.6 million in company-sponsored research and development. In addition, our work under government and commercial contracts for new wireless communications hardware often leads to innovations that benefit us on future contracts and product development efforts. Approximately 25% of our employees hold engineering degrees, and our engineers actively participate in professional and industry technical conferences and working groups. As of December 31, 2006, our personnel have been awarded, and have assigned to us, 44 currently active U.S. patents and 29 foreign patents. In addition, at December 31, 2006, we had pending applications for approximately 28 U.S. and 30 foreign patents covering various technology improvements and other current or potential products.
Technological Synergies
Although we conduct our businesses through separately managed business units, we have established a variety of processes that facilitate technical exchanges and cooperation among them. Our shared knowledge base and core expertise in wireless technologies create synergies among our various businesses. This provides us advantages in research and development, manufacturing, and sales and marketing, and better positions us as an important supplier of wireless technology and equipment to commercial, defense and government customers. An important recent

3 of 76

example is LXE’s collaboration with antenna experts from each of our other two divisions that resulted in the development of one of the industry’s first commercially-available mobile forklift-mounted RFID readers.
Strong Customer Relationships
During our 39 years of operation, we have developed cooperative and ongoing relationships with important commercial and government customers. We build and strengthen these relationships by anticipating and recognizing our customers’ needs, by working with them to understand how we should focus our internal innovation efforts, and by providing customers with technologically advanced and cost-effective solutions coupled with excellent customer service. We continue to receive important orders and contracts from companies that first became our customers 20 or more years ago. We are particularly proud of the recognitions that we have received from our customers, such as the 100% supplier-quality ratings from Lockheed Martin Aeronautics for our products for the F-22 and F-16, Silver Supplier Award from Northrop Grumman Space Systems, and three successive 100% award fees on the B-2 EHF SATCOM system contract from Northrop Grumman.
Diverse Global Customer Base
We offer multiple wireless product lines to a diverse customer base through facilities in 13 countries. None of our customers were responsible for more than 10% of our annual net sales during any of the years ended December 31, 2004, 2005 or 2006. Sales to various customers for U.S. government end use accounted for 16.6% of our net sales in 2004, 17.7% of our net sales in 2005 and 21.3% of our net sales for 2006. Additionally, 40.3%, 33.4% and 31.6% of our net sales for 2004, 2005 and 2006, respectively, were derived from sales to customers outside the U.S. We believe our geographically diverse customer base and broad range of products provide us ample opportunity to grow our business and help mitigate the effects of a downturn in any one of our markets.
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
Accordingly, we are organized into three separately managed business units, as follows:

Business Unit	Primary Operations	Percentage of Net Sales
		2006	2005	2004
Defense & Space Systems	Highly engineered hardware for satellites and defense electronics applications (primarily defense)	20.1%	22.8%	24.8%

LXE	Rugged mobile terminals and related equipment for wireless data collection (predominantly commercial)	52.8	54.5	55.5

SATCOM	Satellite communications antennas and terminals for aircraft and ground-based vehicles and satellite ground stations for search and rescue operations (majority commercial)	27.1	22.7	19.7

4 of 76

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
Defense markets are vital to our D&SS business. Secure communications, as well as intelligence and surveillance systems, are being newly developed or significantly upgraded as part of the U.S. Department of Defense initiatives to transform military communications and to achieve “information dominance” over adversaries. European defense ministries are also pursuing significant new and upgraded systems, particularly for satellite communications. D&SS provides defense customers with critical subsystems and components for terrestrial, airborne and space-based communication, and for radar and electronic warfare systems, and supports advanced surveillance, electronic counter-measure and secure communications capabilities. Our D&SS facilities meet requirements for performing on classified, including special access, military programs, and over 190 of our personnel hold Department of Defense security clearances.

Products	Key Features/Benefits	Selected Applications	Programs
Space Solutions	Microwave subsystems capable of high-frequency, low noise, high-power and fast switching, facilitating jam-resistant, secure mobile communications and surveillance	Direct broadcast television (incl. HDTV) Direct broadcast radio Earth Observation/ Environmental sensing High-rate communications	Wideband Gapfiller Satellite Transformational Satellite (TSAT) XMRadio, SIRIUS NPOESS, Skynet, COSMO AEHF, Intelsat, Skynet5, Inmarsat, TSAT, WGS, Globalstar, other

Airborne and Terrestrial Solutions	Antenna and microwave subsystems supporting satellite communications, radar, signal intelligence, electronic warfare and line-of-sight communications	Airborne (Commercial) Airborne (Military) Naval Terrestrial Smart Weapons	JetBlue, Frontier, WestJet, Virgin Blue Airlines

F-22, ALQ-211, B2, CV-22, JSTARS, other

Phalanx, High Altitude Long Endurance (HALE) datalink

WIN-T, other

JCM, Small Diameter Bomb II, Medium Range Munition (MRM)

Standard Products & Engineering Services	Ferrite components controlling microwave signals

Positioners to precisely point optical sensors and microwave antennas

	Services for the maintenance, operation, and upgrade of precision tracking systems	Electronic Warfare Direct broadcast television/radio Earth observation satellites Precision tracking	F-14, F-16 DirecTV, XMRadio, SIRIUS CloudSat, SARLupe, other Trident II, NASA Shuttle Return to Flight, Sea Launch, LLC

5 of 76

LXE
Our LXE business unit designs, manufactures and installs rugged mobile terminals for use with wireless local area networks (“WLANs”). These systems enable a customer to collect data and transact supply-chain execution events in real-time, which is critical to the speed and efficiency that sophisticated businesses are seeking in their materials-handling operations. LXE’s products are designed to operate in harsh environments and in settings with difficult radio-connectivity characteristics. They are used primarily in logistics applications such as distribution centers and container port operations, markets that LXE products first addressed in the early 1980’s. By providing network connectivity for mobile users, LXE’s products increase the accuracy, timeliness and convenience of data collection and information access. The increased use of improved computing and advanced automatic-identification technologies (such as voice recognition and RFID) and the widespread adoption of the 802.11 WLAN standard are creating new demand and applications in established industrial markets, as well as in other vertical markets, such as transportation and service applications.
LXE’s rugged terminals and WLANs have been installed at more than 7,500 sites worldwide, including the facilities of many Fortune 500 companies and some of the world’s largest materials-handling installations. In 2004, 2005 and 2006, approximately 50% of LXE’s net sales were generated outside the U.S.
A typical LXE system consists of mobile terminals that incorporate WLAN radios and automatic-identification capabilities, network access points that provide a radio link to the wired network and associated host computers, and software that manages and facilitates the communications process. LXE’s systems generally incorporate barcode scanning or other automatic-identification capabilities, and are primarily based on the 802.11 open system standards. Uses include employment of real-time data communications in directing and tracking inventory movement in a large warehouse, manufacturing facility, or container yard. LXE products normally are used in conjunction with IT infrastructure products provided by others, such as host computer systems and inventory-management or other applications software.
LXE generally designs and manufactures the mobile computers it sells for use in wireless systems. In addition, LXE sells certain handheld models that it jointly designed with original equipment manufacturers. LXE’s computers are intended to be either handheld or mounted on a forklift or other vehicle, and are ruggedized to withstand harsh conditions in warehouses and port facilities. Our latest generation of mobile computers has significantly more computing power than previous models, supports the Windows® and Windows CE® operating systems, and offers improved power-management features and superior ergonomics. Radio access points and other infrastructure products are generally acquired from third parties for resale and installation by LXE.
During recent years, LXE has made a substantial research and development commitment to the emerging use of RFID technology in materials handling applications. In addition to handheld RFID readers, LXE developed an effective forklift-mounted RFID antenna and reader system that permits data collection from RFID tags as pallets of merchandise are assembled and relocated. Unlike portal-based RFID systems, the forklift-mounted mobile system will function throughout the warehouse, in real time, as handling operations are being conducted. We have applied for a number of patents related to these specific mobile RFID applications. As a leader in RFID-based materials handling technology, LXE is leveraging its long experience in mounting computer terminals and related hardware on industrial forklift vehicles, its extensive expertise in adapting radio-linked computer technology to the rigors of the warehouse environment, and the sophisticated antenna expertise available in each of our divisions.
Hardware is marketed both to end-users and to integrators (such as value-added resellers who provide inventory management software) that incorporate it with their products and services for sale and delivery to end-users.

6 of 76

Products	Key Features/Benefits	Selected Applications	Customers
Hand-Held Terminals Vehicle-Mounted Terminals Wireless Networks	Small, lightweight and rugged, providing true mobility

Heavier-duty design for use on forklifts, cranes, and other material handling vehicles

	Communications link between mobile computers and local network, primarily based on 802.11 standard	Warehousing, Logistics	Consumer product manufacturers, Third-party logistics providers, Retailers, Container Port Operators

Host connectivity software; accessory products; maintenance services	Industry-standard connectivity to various host computers; enhanced system functionality; extended service on either a contract or pay-as-you-go basis
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
Reflecting the need for mobile communications in the business world, satellite communications systems are now commonly used on corporate and commercial jets around the world. Current industry efforts are directed towards higher-speed satellite-based applications such as video, enterprise data systems and Internet access. To address these trends, SATCOM has introduced products that currently support in-air communications at data speeds of up to 256 kbps, which are adequate to provide e-mail and Internet access in addition to voice services. Even higher data speeds will become available when Inmarsat activates its fourth-generation of communications satellites for aeronautical use, which is currently expected to occur in the second half of 2007. As a lead developer of airborne terminals for use with Inmarsat’s Broadband Global Area Network (“BGAN”), our SATCOM division has designed and is introducing products that will support 432 kbps data speeds on a single channel, and even higher speeds in multi-channel configurations or through the use of compression technology. Although our Inmarsat terminals currently operate on the third-generation Global Area Network (“GAN”) system, we have already introduced aeronautical terminals that can be converted to BGAN service when it is initiated.
SATCOM is the top supplier of antennas for satellite-based voice/data communications aboard corporate aircraft, with over two-thirds of this market. More than 1,200 of our antennas have been installed on over 35 different types of aircraft used for general aviation and corporation purposes. In addition, SATCOM supplies over 85% of all Inmarsat high-speed data terminals used aboard U.S. military command aircraft, and has supplied this equipment to the U.S. Department of Defense executive jet fleet. Our antennas typically are mounted atop the jet’s tail fin and are automatically steered to remain pointed at a communications satellite during flight. We have also developed a high-speed data terminal that can be installed in, and removed from, military transport aircraft on an as-needed basis, using either our specially designed carry-on antenna or antennas that are already available on the aircraft. Approximately 60 of these systems currently provide various U.S. Army and Marine units with continuous communications capabilities while in transit aboard Air Force aircraft, and they can also be used in the field after they arrive at their destinations.
Our SATCOM division has also pursued opportunities to meet satellite-based communications needs of ground-based vehicles, and offers two types of terminals for this market: low-speed satellite packet data terminals for messaging, telemetry and tracking applications, and higher-speed GAN terminals. SATCOM has been successful in supplying its land-based high-speed-data products to the U.S. military and certain other organizations, particularly for use in supplying data communications to remote command posts, or to mobile command posts located in vehicles, such as armored carriers. SATCOM is also the leading worldwide supplier of search-and-rescue ground terminals and emergency-management software for use with the COSPAS-SARSAT satellite system.

7 of 76

SATCOM’s hardware typically is marketed to third parties that incorporate it with their products and services for sale and delivery to end-users. However, SATCOM’s emergency-management products are often marketed directly to end-user organizations.

Products	Key Features/Benefits	Selected Applications	Customers
Aeronautical Antennas	Mechanically and electronically-steered antennas for two-way communications connected to an aircraft’s navigational system, steerable antenna systems for live television from broadcast satellites	High-end corporate jets, private jets, military helicopters, military transport and surveillance, commercial airlines	Gulfstream, Bombardier, Honeywell, Dassault, Thales

Aeronautical Terminals	Provide aircraft operators with two-way high-speed data (broadband) capability	Corporate aircraft, government and military aircraft, commercial airlines	Corporate aircraft modification centers, U.S. Department of Defense, Northrup-Grumman, L3, Boeing, Rockwell-Collins, Honeywell, Thales

Inmarsat High-Speed Data Terminals	Worldwide access to corporate networks and the Internet using the Inmarsat satellite system	Military transport, Peacekeeping, Media	U.S. Army, Canadian Department of National Defense, CNN

Satellite Packet Data Terminals	Two-way messaging and location information in North America, Mexico Central America, Afghanistan	Transportation, Public Safety, Workforce Automation, Oil and Gas Remote Monitoring and Control, Force Tracking	Long-Haul Trucking Companies, @Road, NATO

Emergency Management Products	Hardware and software features for Search and Rescue (SAR) systems	Rescue and Mission Control Centers	Over 18 Governments Worldwide
Additional segment information is contained elsewhere in this Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12 of the Company’s consolidated financial statements.
Sales and Marketing
Our D&SS unit produces highly technical products that are often custom-designed. For these products, internal personnel with strong engineering backgrounds conduct significant sales efforts. D&SS also utilizes independent marketing representatives, both in the U.S. and internationally, selected for their knowledge of local markets and their ability to provide technical support and ongoing, direct contact with current and potential customers.
The development of major business opportunities for our D&SS business often involves significant bid-and-proposal effort. This work often requires complex pre-award engineering to determine the technical feasibility and cost-effectiveness of various design approaches.
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
The sales and marketing strategies for our other business units involve direct sales to end-users, and sales to third parties that incorporate our hardware with their products and services for delivery to end-users. Third parties include strategic partners, value-added resellers, distributors and independent marketing representatives in approximately 35 countries.
LXE maintains a direct sales force across North America and salespersons working through nine international subsidiaries (seven in Europe), all assisted by inside sales and sales support staff. For marketing of SATCOM

8 of 76

products, we rely on our relationships with major airframe manufacturers, avionics manufacturers, a network of completion centers that install aeronautical products, and value-added resellers.
Research, Development and Intellectual Property
We spent $15.8 million, $11.8 million and $12.0 million in 2006, 2005 and 2004, respectively, on company-sponsored research and development. In addition, our work under government and commercial contracts for new wireless communications hardware creates new intellectual property owned by the Company, which often leads to innovations that benefit us on future contracts and product development efforts; most of the costs for this work are included with the overall manufacturing costs for specific orders.
We use both domestic and foreign patents to protect our technology and product development efforts. As of December 31, 2006, we owned 44 currently active U.S. patents, expiring 2007 through 2024, and 29 foreign patents expiring 2012 through 2022. We do not expect that any impending patent expirations will have a material effect on our business. In addition, at December 31, 2006, we had pending applications for approximately 28 U.S. and 30 foreign patents, covering various technology improvements and other current or potential products. We expect to continue to expand our patent activities, but, we also believe that many of our processes and much of our know-how are more efficiently and effectively protected as trade secrets, and we seek to maintain that protection through the use of employee and third-party non-disclosure agreements, physical controls and need-to-know restrictions.
In some cases, we rely on licenses from third parties under patent rights that could otherwise restrict our ability to market significant products. The principal instances of such licenses involve the integration of bar code scanners in certain of our LXE terminals under license from Symbol Technologies, Inc., or (“Symbol”), and the development and sale of RFID-based products by LXE under license from Intermec Corporation (“Intermec”). In each case, the licenses are non-exclusive, and are non-cancelable for the lives of the relevant patents except upon default by us.
Backlog
The backlog of firm orders related to continuing operations at December 31, 2006, was $94.5 million, compared with $70.4 million at December 31, 2005. LXE and many SATCOM customers typically require short delivery cycles; as a result, these units usually convert orders into revenues within a few weeks, and they do not build up an order backlog that extends substantially beyond one fiscal quarter. However, backlog is very important for D&SS, due to the long delivery cycles for its products. The backlog for D&SS at December 31, 2006 was $52.1 million compared with $36.8 million at December 31, 2005. Most of D&SS’s backlog is expected to be filled in 2007.
Manufacturing
For some of our products, particularly those of D&SS, we perform extensive manufacturing operations, including the formulation and fabrication of unique ferrite-based ceramic materials, precision machining, and the production of advanced integrated electronic circuitry. For others, we primarily perform final assembly and test manufacturing functions. Our manufacturing strategy is:
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

9 of 76

standards, and we are also certified by the Federal Aviation Administration and Transport Canada to manufacture equipment for installation on commercial aircraft.
Materials
Materials used in D&SS products consist of magnetic microwave ferrites, metals such as aluminum and brass, permanent magnet materials and electronic components such as motors, servos, transistors, diodes, integrated circuits, resistors, capacitors and printed circuit boards. Most of the raw materials for the formulation of magnetic microwave ferrite materials are purchased from two suppliers, while permanent magnet materials and space-qualified electronic components are purchased from a limited number of suppliers. Electronic components and metals are available from a larger number of suppliers and manufacturers.
The electronic components and supplies, printed circuit assemblies, and molded parts needed for the standard products produced by our other business units are generally available from a variety of sources. However, LXE systems include barcode scanners in almost all orders, and a significant number of the scanners are purchased from an LXE competitor, Symbol Technologies, Inc. There are alternative suppliers that manufacture and sell barcode scanners, either independently or under license agreements with Symbol. We believe that many of LXE’s competitors also rely on scanning equipment purchased from or licensed by Symbol. In addition, LXE has a license agreement with Symbol that allows us to utilize Symbol’s patented integrated scanning technology in certain products.
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
We believe that our present sources of required materials are adequate, and that the loss of any supplier or subassembly manufacturer would not have a material adverse effect on our business as a whole. In the past, shortages of supplies and delays in the receipt of necessary components have not had a material adverse effect on shipments of our established products. However, from time to time the roll-out of new standard products, and our performance on D&SS programs, have been adversely affected by quality and scheduling problems with developers/suppliers of critical subsystems. In some cases these problems have resulted in significant additional costs to us and in difficulties with our customers. Such problems could have a material adverse effect on the Company if they recur in the future.
Competition
We believe that each of our business units is an important supplier in its principal markets. However, these markets are highly competitive, and some of our competitors have substantial resources that exceed ours. We also compete against smaller, specialized firms.
D&SS competes with specialized divisions of large U.S. industrial concerns, such as Boeing, L3 Communications, Harris Corporation, Raytheon, M/A-Com and Heico Corporation, as well as with such non-U.S. companies as COMDEV of Canada, and Chelton, Ltd of the U.K. Some of these companies, as well as others, are both potential competitors for certain contracts and potential customers on other contracts. In addition, D&SS occasionally experiences competition from existing or potential customers when they choose to develop and manufacture products internally rather than purchasing them from us.
LXE’s principal competitors include Intermec, Symbol, and Psion Teklogix. In SATCOM’s markets, we compete with companies including Thrane & Thrane, Chelton, Ltd., Tecom, Nera, Qualcomm and TSI.
We believe that the key competitive factors in all of our business units are product performance, technical expertise and ongoing support to customers, time-to-market, time-to-ship and adherence to delivery schedules, and price.

10 of 76

Employees
As of December 31, 2006, we had approximately 900 employees and approximately an additional 20 persons working under other contractual arrangements. Approximately 67% of our personnel are directly involved in engineering or manufacturing activities. No employees are represented by a labor union. Management believes that its relationship with its employees is good.
Government Regulation
Certain of our products are subject to regulation by various agencies in both the U.S. and abroad. The radios used in the wireless networks sold by LXE, and in the satellite communications terminals sold by our SATCOM division, must have various approvals from the Federal Communications Commission and similar agencies in other countries in which those systems are sold. Our airborne satellite communications equipment requires certifications from the Federal Aviation Administration for installation on civil aircraft. In addition, a large portion of net sales of D&SS is derived from government end-use contracts that are subject to a variety of federal acquisition regulations, including pricing and cost-accounting requirements, and in many cases are subject to security requirements related to classified military programs.
The European Union and certain other European countries impose standards for electrical safety and electromagnetic compatibility, and prohibit or limit the use of certain substances in electrical and electronic equipment, which affects many of our products sold in those countries.
We believe that our products and business operations are in material compliance with current standards and regulations. However, governmental standards and regulations may affect the design, cost and schedule for new products. In addition, future regulatory changes could require modifications in order to continue to market certain of our products.
Our products for use in defense applications and on satellites are subject to the U.S. State Department’s International Traffic in Arms Regulations, and as a result we must obtain licenses in order to export these products or to disclose their non-public design features to persons who are not citizens or permanent residents of the United States. We have trained internal personnel to monitor compliance, to educate our personnel on the restrictions and procedures, and to process license applications. At times, the licensing process has prevented us from working with non-U.S. suppliers on European or Asian space programs, and it also affects the extent to which we can involve our Canada-based engineers in D&SS programs, or use D&SS engineers and capabilities to assist our Canadian division on their products or programs.

11 of 76

EXECUTIVE OFFICERS OF THE REGISTRANT
Information concerning the executive officers of the Company, and their ages as of December 31, 2006 is set forth below:
Paul B. Domorski, age 50, became President, Chief Executive Officer and a Director of the Company in June 2006. For three years prior to joining EMS, he served as Vice President of Avaya Inc., with operational responsibilities for its services business. From 2000 to 2002 he served as President and CEO, and then as a consultant of RSL Communications, Ltd. during its restructuring. From 1997 to 2000 he served as President of British Telecom Syncordia Solutions, a combined products/services outsourcing and solution provider that was organized from other British Telecom businesses.
Don T. Scartz, age 64, was elected Executive Vice President of the Company in February 2003, and also serves as Chief Financial Officer and Treasurer, positions he has held since 1995 and 1981, respectively. Mr. Scartz also serves as the Chief Financial Officer of each of the Company’s operating subsidiaries. Formerly, he served the Company as Senior Vice President from 1995 to February 2003, as Vice President-Finance from 1981 to 1995, and as Secretary from 1982 to 1991. Mr. Scartz joined the Company as Controller in 1978. He served as a Director of the Company from 1995 to 2003.
Timothy C. Reis, age 49, became Vice President and General Counsel of the Company in August 2005. He is responsible for the legal affairs of the Company and its operating subsidiaries. Mr. Reis first joined the Company in 2001 as Assistant General Counsel. Previously, he was engaged in the private practice of law with King & Spalding and as in-house counsel for United Parcel Service and for Manufacturers Hanover, a New York bank, focusing his practice on intellectual property and technology transactions.
Gary B. Shell, age 52, was appointed Chief Accounting Officer in May 2005 and has served as Vice President, Corporate Finance of the Company since 2004. He was Director, Corporate Finance from 1998 to 2004. He joined the Company in 1983 as Corporate Financial Analyst.
Perry D. Tanner, age 48, joined the Company as Vice President of Marketing in December 2006. For the 4 years prior to joining EMS, he owned and operated Book Lovers, LLC, a Georgia based corporation, which owns several bookstores. From 1991 to 2002, he held a variety of marketing, sales and operations positions with Scientific Atlanta, Inc. including serving as Vice President of Marketing from 2000 to 2002, Division President and General Manager for its Satellite Television Networks division from 1997 to 2000, and Vice President and General Manager for its Transmission Networks division from 1993-1997.
Martin M. Broadwell, age 52, is Acting General Manager of the D&SS division serving in this role since December 2006. He joined the Company in 2002, and has served in several roles within the D&SS division, including Vice President of Programs, Vice President of Airborne & Terrestrial Systems, and Director of EMS’s Defense and Electronic Systems Business Area. Prior to joining the Company, he served as a Director of the C-5 Modernization Program for Lockheed Martin Aeronautics Company from 1999 to 2002.
James S. Childress, age 62, was appointed President and General Manager of the LXE division in 2001. He joined the Company in August 2000 as Vice President of Business Development at LXE. Prior to joining the Company, he served as Vice President of EG&G Technical Services, Inc., a leading provider of technical and support services to the U.S. Departments of Defense, Energy, Transportation, Treasury, Justice and Commerce, and to NASA. He joined EG&G in 1998 following a distinguished career in the U.S. Air Force, where he focused on logistics and systems acquisition. In the Air Force, he attained the rank of major general, and last served as commander of the San Antonio Air Logistics Center.
Neilson A. Mackay, age 66, has served as Senior Vice President and General Manager of the SATCOM division since 2001. He joined the Company in January 1993, when the Company acquired an Ottawa, Ontario-based space satellite communications business of which he served as President.
***********************

12 of 76

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
Decisions by our customers about the timing and scope of major programs can have a significant effect on our net sales and earnings
Large defense programs are an important source of our current and anticipated future net sales. Customer decisions as to the nature and timing of these programs can have a significant effect on us, particularly in our D&SS division, and can create volatility in our net sales and earnings. If any of our customers were to delay the implementation of, or significantly reduce the scope of, one of these programs, our net sales and earnings could decline.
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
From time to time we have encountered technical difficulties that have caused delays and additional costs in our technology development efforts. We are particularly exposed to this risk in new product development efforts, and in fixed-price contracts on technically advanced programs in our D&SS unit that require novel approaches and solutions. In these cases, the additional costs that we incur are not covered by revenue commitments from our customers, and therefore reduce our earnings. In addition, technical difficulties can cause us to miss expected delivery dates for new product offerings, which could cause customer orders to fall short of expectations.
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
Due to technological uncertainties in new or unproven applications of technology, our contracts may be broadly defined in their early stages, with a structure to accommodate future changes in the scope of work or contract value as technical development progresses. In such cases, management must evaluate these contract uncertainties and estimate the future expected levels of scope of work and likely contract value changes to determine the appropriate level of revenue associated with costs incurred. Actual changes may vary from expected changes, resulting in a reduction of net sales and earnings recognized in future periods.

13 of 76

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

14 of 76

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

15 of 76

Export controls on space technology restrict our ability to hold technical discussions with foreign customers, suppliers and internal engineering resources, which reduces our ability to obtain sales from foreign customers or to perform contracts with the desired level of efficiency or profitability.
U.S. export controls severely limit unlicensed technical discussions with any persons who are not U.S. citizens. As a result, we are restricted in our ability to hold technical discussions between U.S. personnel and current or prospective non-U.S. customers or suppliers, between Canadian personnel and current or prospective U.S. customers or suppliers, and between U.S. employees and our Canadian or other non-U.S. employees. These restrictions reduce our ability to win cross-border space work, to utilize cross-border supply sources, and to deploy technical expertise in the most effective manner.
Economic or political conditions in other countries could cause our net sales or earnings to decline.
International sales significantly affect our financial performance. Approximately $82.5 million, $75.4 million and $81.1 million, or 31.6%, 33.4% and 40.3% of our net sales for 2006, 2005, and 2004, respectively, were derived from customers residing outside of the U.S. Adverse economic conditions in our customers’ countries, mainly in Western Europe, Latin America and the Pacific Rim, have affected us in the past, and could adversely affect future international revenues in all of our businesses, especially LXE. Unfavorable currency exchange rate movements can adversely affect the marketability of our products by increasing the local-currency cost. In addition to these economic factors directly related to our markets, there are risks and uncertainties inherent in doing business internationally that could have an adverse effect on us, such as potential adverse effects of political instability or changes in governments, changes in foreign income tax laws, and restrictions on funds transfers by us or our customers, as well as of unfavorable changes in laws and regulations governing a broad range of business concerns, including proprietary rights, legal liability, and employee relations. All of these factors could cause significant harm to our net sales or earnings.
Unfavorable currency exchange rate movements could result in foreign exchange losses and cause our earnings to decline.
We have international operations, and we use forward currency contracts to reduce the earnings risk from holding certain assets and liabilities in different currencies, but we cannot entirely eliminate those risks. In addition, our Canada-based SATCOM division derives a major portion of its sales from agreements with U.S. customers in U.S. dollars; as a result, a stronger Canadian dollar would increase our costs relative to our U.S. net sales, and we are unlikely to recover these increased costs through higher U.S. dollar prices due to competitive conditions. As a result of these factors, our financial results will continue to have an element of risk related to foreign exchange rates.
Our net sales in certain markets depend on the availability and performance of other companies with which we have marketing relationships.
With respect to some applications, including mobile satellite communications, we are seeking to develop marketing relationships with other companies that have, for example, specialized software and established customer service systems. In other markets, such as wireless local-area networks, a major element of our distribution channels is a network of value-added retailers and independent distributors. In foreign markets for many of our products, we are often dependent on successful working relationships with local distributors and other business personnel. If we are unable to identify and structure effective relationships with other companies that are able to market our products, our net sales could fail to grow in the ways we expect.
Customer orders in backlog may not result in sales.
Our order backlog represents firm orders for products and services. However, our customers may cancel or defer orders for products and services, in most cases without penalty. Cancellation or deferral of an order in our D&SS business typically involves penalties and termination charges for costs incurred to date, but these termination penalties would still be considerably less than what we would have expected to earn if the order could have been completed. We make management decisions based on our backlog, including hiring of personnel, purchasing of materials, and other matters that may increase our production capabilities and costs whether or not the backlog is

16 of 76

converted into revenue. Cancellations, delays or reductions of orders could adversely affect our results of operations and financial condition.
Our products typically carry warranties, and the costs to us to repair or replace defective products could exceed the amounts we have experienced historically.
Most of our products carry warranties of between one and three years; however, we have some products with longer warranty periods, and we depend on our reputation for reliability and customer service in our competition for sales. If our products are returned for repair or replacement under warranty or otherwise under circumstances in which we assume responsibility, we can incur significant costs that may be in excess of the reserves that we have established based on our historical warranty cost levels, which would reduce our earnings.
Changes in our consolidated effective income tax rate and the related effect on our results can be difficult to predict.
We earn taxable income in various tax jurisdictions around the world. The rate of income tax that we pay in each jurisdiction can vary significantly, due to differing income tax rates and benefits that may be available in some jurisdictions and not in others. In particular, our earnings in Canada are subject to very low income taxes due to the substantial pool of research-related tax incentives that we have accumulated. As a result, our overall effective income tax rate depends upon the relative annual income that we earn in each of the tax jurisdictions where we do business, and the rate reported in our quarterly financial results depends on our expectations for such relative incomes for the balance of the year. Thus, even though our actual or expected consolidated earnings before taxes could remain unchanged, our income tax expenses and net earnings may still increase or decrease, depending upon changes in the jurisdictions in which we have generated or expect to generate those earnings.
Our business and revenue growth could be limited by our inability to obtain additional financing.
Our current cash and available credit facilities may not be sufficient to finance significant synergistic acquisitions to complement our technical and product capabilities. Although the proceeds of our recent public stock offering, and of our recent sales of discontinued operations, have provided us with substantially greater flexibility in funding growth efforts and moderately-sized acquisitions, we may continue to need other sources of financing to support any large acquisitions that we believe would contribute to our growth and profitability. We may not be able to secure sufficient additional credit or other financing, on acceptable terms, to take advantage of major growth opportunities of this nature.
We may not effectively manage possible future growth, which could result in reduced earnings.
Historically, we have experienced broad fluctuations in demand for our products and services. These changes in demand have depended on many factors and have been difficult to predict. In recent years, there has been a general growth trend in certain of our businesses, as well as increasing complexity in the technologies and applications involved. These changes in our businesses place significant demands on both our management personnel and our management systems for information, planning and control. If we are to achieve further strong growth on a profitable basis, our management must identify and exploit potential market opportunities for our products and technologies, while continuing to manage our current businesses effectively. Furthermore, our management systems must support the changes to our operations resulting from our business growth. If our management and management systems fail to meet these challenges, our business and prospects will be adversely affected.
We may make acquisitions and investments that could adversely affect our business.
To support growth, we have made and may continue to make acquisitions of and investments in businesses, products and technologies that could complement or expand our businesses. However, if we should be unable to successfully negotiate with a potential acquisition candidate, finance the acquisition, or effectively integrate the acquired businesses, products or technologies into our existing business and products, our net sales and earnings could be adversely affected. Furthermore, to complete future acquisitions, we may issue equity securities, incur debt, assume contingent liabilities or the risk of unknown liabilities, and may incur amortization expenses and write-downs of

17 of 76

acquired assets as a result of future acquisitions, which could cause our earnings to decline. We also may acquire businesses that do not perform as we expect or are otherwise dilutive to our earnings.
Risks Related to our Common Stock
In addition to risks and uncertainties related to our operations, there are investment risks that could adversely affect the return to an investor in our common stock and could adversely affect our ability to raise capital for financing future operations.
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

18 of 76

Provisions in our governing documents and law could prevent or delay a change of control not supported by our Board of Directors.
Our shareholder rights plan and provisions of our amended and restated articles of incorporation and amended bylaws could make it more difficult for a third party to acquire us. These documents include provisions that:
•	allow our shareholders the right to acquire common stock from us at discounted prices in the event a person acquires 20% or more of our common stock, or announces an attempt to do so, without our Board of Directors’ prior consent;

•	authorize the issuance of up to 10,000,000 shares of “blank check” preferred stock by our Board of Directors without shareholder approval, which stock could have terms that could discourage or thwart a takeover attempt;

•	limit who may call a special meeting of shareholders;

•	require unanimous written consent for shareholder action without a meeting;

•	establish advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted upon at shareholder meetings;

•	adopt the fair price requirements and rules regarding business combinations with interested shareholders set forth in Article 11, Parts 2 and 3 of the Georgia Business Corporation Code; and

•	require approval by the holders of at least 75% of the outstanding common stock to amend any of the foregoing provisions.

19 of 76

ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
Our corporate headquarters and domestic operations are located in three buildings, two of which we own (comprising 250,000 square feet of floor space on 21 acres), as well as one that is leased (16,000 square feet, lease to expire in 2009), all located in a suburb of Atlanta, Georgia. These facilities include clean rooms, a microelectronics laboratory, materials storage and control areas, assembly and test areas, offices, engineering laboratories, a ferrites laboratory, drafting and design facilities, a machine shop, a metals finishing facility, and painting facilities. The Company amortizes its leasehold improvements over the remaining term of the lease.
We lease approximately 69,000 square feet of office and manufacturing space, primarily for SATCOM’s operations, located in Ottawa, Ontario (lease expiring in 2007). Upon the expiration of this lease, SATCOM’s operations will relocate to a new facility near the current location. We have entered into an agreement to lease approximately 105,000 square feet of office and manufacturing space which will commence in June 2007 and expire in 2017.
We lease several small sites in the U.S., U.K., Europe and Australia for LXE sales offices and a SATCOM engineering facility. If any of these leases were terminated, we believe we could arrange for comparable replacement facilities on similar terms.
ITEM 3. Legal Proceedings
The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
ITEM 4. Submission of Matters to a Vote of Security Holders
None.

20 of 76

PART II
ITEM 5. Market for Registrant’s Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities
The common stock of EMS Technologies, Inc. is traded on the NASDAQ Global Select Market (symbol ELMG). At March 5, 2007, there were approximately 462 shareholders of record, and the Company believes that there were approximately 2,300 beneficial shareholders, based upon broker requests for distribution of Annual Meeting materials. The price range of the stock is shown below:

	2006 Price Range		2005 Price Range
	High	Low	High	Low
First Quarter	$18.65	16.14	$17.13	12.48
Second Quarter	20.51	17.78	16.68	10.75
Third Quarter	19.31	14.53	18.90	14.52
Fourth Quarter	21.17	17.58	18.50	15.09
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

21 of 76

ITEM 6. Selected Financial Data

	Years ended December 31,
(in thousands, except earnings (loss) per share)	2006	2005	2004	2003	2002
Net sales	$261,119	225,887	201,100	192,473	173,748

Cost of sales	164,611	146,965	130,623	124,885	113,076
Selling, general and administrative expenses	66,335	56,944	49,346	45,644	39,663
Research and development expenses	15,816	11,754	12,034	11,192	11,247
Contract reserve adjustment	—	—	—	—	(3,500)

Operating income	14,357	10,224	9,097	10,752	13,262
Interest income and other	2,254	588	1,085	16	(330)
Foreign exchange (loss) gain	(710)	(288)	(187)	(260)	309
Interest expense	(1,921)	(3,304)	(1,791)	(1,534)	(1,984)

Earnings from continuing operations before income taxes	13,980	7,220	8,204	8,974	11,257
Income tax benefit (expense)	1,823	(2,094)	(2,134)	(1,974)	(3,039)

Earnings from continuing operations	15,803	5,126	6,070	7,000	8,218
Discontinued operations:
Earnings (loss) from discontinued operations before income taxes	24,427	(13,971)	(6,016)	(46,481)	1,503
Income tax benefit (expense)	(7,222)	(2,598)	138	2,089	(1,134)

Earnings (loss) from discontinued operations	17,205	(16,569)	(5,878)	(44,392)	369

Net earnings (loss)	$33,008	(11,443)	192	(37,392)	8,587

Net earnings (loss) per share:
Basic:
From continuing operations	$1.08	0.46	0.55	0.65	0.78
From discontinued operations	1.18	(1.48)	(0.53)	(4.15)	0.03

Net earnings (loss)	$2.26	(1.02)	0.02	(3.50)	0.81

Diluted:
From continuing operations	$1.08	0.46	0.54	0.65	0.77
From discontinued operations	1.17	(1.48)	(0.52)	(4.12)	0.03

Net earnings (loss)	$2.25	(1.02)	0.02	(3.47)	0.80

Weighted average number of shares:
Common	14,621	11,179	11,094	10,702	10,561
Common and dilutive common equivalent	14,679	11,225	11,237	10,785	10,731

	As of December 31,
	2006	2005	2004	2003	2002
Working capital related to continuing operations	$176,570	67,580	68,835	22,608	35,170
Total assets	291,684	225,341	256,953	230,968	258,422
Long-term debt, including current installments	14,857	43,408	61,454	53,569	52,444
Shareholders’ equity	213,083	113,656	126,021	120,042	145,985
No cash dividends have been declared or paid during any of the periods presented.

22 of 76

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We are a leading innovator in the design, manufacture, and marketing of wireless communications solutions addressing the enterprise mobility, communications-on-the-move and in-flight connectivity markets for both commercial and government end-users. We focus on the needs of the mobile information user and the increasing demand for wireless broadband communications. Our products enable communications across a variety of coverage areas, ranging from global to regional to within a single facility. Our continuing operations include the following three business units:
•	Defense & Space Systems - Highly engineered hardware for satellites and defense electronics applications;

•	LXE - Rugged mobile computer terminals and related equipment for wireless local area networks; and

•	SATCOM - Satellite communications antennas and terminals for aircraft and ground-based vehicles, and satellite ground stations for search and rescue operations.
We sell our D&SS products primarily for defense applications. We predominately sell our LXE products and sell the majority of our SATCOM products for commercial applications. Sales of products for U.S. government end-use comprised 21.3%, 17.7% and 16.6% of our net sales in 2006, 2005 and 2004, respectively.
Our sales to customers in the United States accounted for 68.4%, 66.6% and 59.7% of our consolidated net sales in 2006, 2005 and 2004, respectively. The largest single geographic market for our products outside the U.S. has recently been the United Kingdom, which accounted for 5.2%, 6.3% and 8.1% of consolidated net sales in 2006, 2005 and 2004, respectively. Net sales from our non-U.S. markets have generally increased when the Euro and other local functional currencies have increased in value as compared with the U.S. dollar.
Following is a summary of significant factors affecting the Company in 2006:
Overview:
•	In February 2006, the Company completed the sale of 3,795,000 shares of its common stock in a registered public offering. The offering price was $16.70 per share, and the Company received net proceeds of approximately $58.7 million after deducting underwriting discounts, commissions and other offering expenses. The Company used a portion of these net proceeds to repay all of its borrowings under its U.S. and Canadian revolving credit facilities.

•	On March 9, 2006, the Company completed the sale of its SatNet division, reported in discontinued operations.

•	On December 1, 2006, the Company completed the sale of its EMS Wireless division, reported in discontinued operations.
For continuing operations:
•	Net sales increased by 15.6% to $261.1 million in 2006. This was mainly due to record net sales at our SATCOM and LXE divisions.

•	Strong operating income was recorded by each of the three divisions in 2006, and increased by 40.4% over that reported in 2005.

•	A $3.3 million tax credit was recognized in 2006 related to research and development costs qualifying for U.S. Federal tax credits. The Company also recognized a $1.7 million benefit from the reduction of the valuation allowance based upon the continuing profitability of SATCOM.

23 of 76

For discontinued operations:
•	Our discontinued operations reported earnings of $24.4 million before income tax in 2006. This included a $26.9 million pre-tax gain on the sale of our EMS Wireless division, an operating loss from our SatNet division, and adjustments to settle various contingent items, as well as legal, audit, and other outside services expenses.

•	The Company recognized a $3.3 million benefit with respect to the utilization of a previously reserved capital loss carryforward.
Description of Net Sales, Costs and Expenses
Net sales
The amount of net sales reported in a given period is the most significant factor affecting our operating income. We sell our products through established networks of value-added-resellers and systems integrators who incorporate our products into the systems they sell to end users, as well as directly to end users.
We recognize revenues under most of our customer agreements when we ship units or complete the installation of our products, unless multiple deliverables are involved (mainly experienced at our SATCOM division), in which case we recognize revenue in accordance with FASB Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” If the customer agreement is in the form of a long-term contract (typical in our D&SS division), we recognize revenue under the percentage-of-completion method, using the ratio of cost incurred to total estimated cost as the measure of performance.
In addition to product sales, we also generate net sales from service contracts and repair services mainly from our LXE and SATCOM divisions. Revenue from service contracts is recognized ratably over the life of the contract. Revenue from repair services is recognized as services are rendered.
Cost of sales
For our LXE and D&SS products, we conduct most of our manufacturing efforts in our Atlanta-area facilities. We manufacture all SATCOM products at our facility in Ottawa, Canada.
Cost of sales includes the cost of materials, payroll and benefits for direct and indirect manufacturing labor, engineering and design costs, outside costs such as subcontracts, consulting or travel related to specific contracts, and manufacturing overhead expenses such as depreciation, utilities and facilities maintenance.
Through our three divisions, we sell a wide range of wireless products into markets with varying competitive conditions; as a result, cost of sales, as a percentage of net sales, varies with each product. The mix of products sold in a given period is a significant factor affecting our operating income. In recent years, the cost-of-sales percentage has generally been lower for LXE and SATCOM products, as compared with products from our D&SS division.
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
Cost of sales for service contracts are based on labor and non-labor costs recognized as incurred to fulfill obligations under the Company’s service contracts.

24 of 76

Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses include salaries, commissions, bonuses and related overhead costs for our personnel engaged in sales, administration, finance, information systems and legal functions. Also included in SG&A are the costs of engaging outside professional services such as legal consultation, auditing and tax compliance, as well as general corporate expenditures to other outside suppliers and service providers.
Research and development expenses
Research and development (“R&D”) expenses represent the cost of our development efforts, net of any reimbursement under specific customer-funded R&D agreements. R&D expenses include salaries of engineers and technicians and related overhead expenses, the cost of materials utilized in research, and additional engineering or consulting services provided by independent companies. R&D costs are expensed as they are incurred. We also often incur significant development costs to meet the requirements of customer contracts in our D&SS division, and we report these costs in the consolidated statements of operations as cost of sales.
Interest income and other
Interest income and other mainly includes interest income from investments in short-term marketable securities and money-market instruments.
Foreign exchange gains and losses
We recognize foreign exchange gains and losses, mainly in our SATCOM and LXE divisions, related to assets or liabilities that are denominated in a currency different from the local functional currency. For our Canada-based SATCOM division, most trade receivables relate to contracts denominated in U.S. dollars; when the U.S. dollar weakens against the Canadian dollar, the value of SATCOM’s trade receivables decreases and foreign exchange losses result. For our LXE division’s Europe-based subsidiaries, most trade payables are in U.S. dollars and relate to their purchases of hardware from LXE’s U.S. operations for sale in Europe; when the U.S. dollar strengthens against the Euro or other European currency, the value of the LXE subsidiaries’ trade payables decreases and foreign exchange losses result.
We enter into forward currency contracts to manage our exposure to changes in foreign currency exchange rates. The notional amount of each forward currency contract is based on the amount of exposure for a specific asset or liability subject to changes in foreign currency exchange rates. We mark these contracts to market in our consolidated statements of operations.
Interest expense
We incur interest expense related to mortgages on certain facilities and our long-term debt, principally revolving credit loans with U.S. and Canadian banks. The interest rates on most of our long-term debt are variable rates. In February 2006, the Company repaid all of its borrowings under its U.S. and Canadian revolving credit facilities from the proceeds of its public stock offering.
Income taxes
Typically, the main factor affecting our effective income tax rate each year is the relative proportion of taxable income that we earn in Canada, where the effective tax rate is lower than in the U.S. or other locations. The lower effective rate in Canada results from certain Canadian tax benefits for research-related expenditures.
The Company’s income tax benefit for 2006 included a $3.3 million tax benefit related to research and development costs incurred in prior years and qualifying for U.S. Federal tax credits. Additionally, the Company realized a benefit with respect to U.S. Federal tax credits for current year qualifying research and development costs. The Company also recognized a $1.7 million benefit from the reduction of the valuation allowance based on the expected continuing profitability of SATCOM. The effective tax rate for 2007 is expected to be approximately 30%.

25 of 76

Discontinued operations
In the third quarter of 2003, the second quarter of 2005, and the fourth quarter of 2006, our Board of Directors approved formal plans to sell our Space & Technology/Montreal, Satellite Networks, and EMS Wireless divisions, respectively. As a result, the Company classified the revenues, expenses and related assets and liabilities of these divisions as discontinued operations through their dates of disposition. We closed the sale of Space & Technology/Montreal in November 2005, Satellite Networks in March 2006, and EMS Wireless in December 2006.
Results of Operations

	Years Ended December 31
	2006	2005	2004
Product net sales	85.6%	85.1%	85.9%
Service net sales	14.4	14.9	14.1

Net sales	100.0	100.0	100.0
Product cost of sales, as a percentage of product net sales	62.4	64.9	63.6
Service cost of sales, as a percentage of service net sales	66.7	66.2	73.3
Cost of sales	63.0	65.1	65.0
Selling, general and administrative expenses	25.4	25.2	24.5
Research and development expenses	6.1	5.2	6.0

Operating income	5.5	4.5	4.5
Interest income and other	0.9	0.3	0.5
Foreign exchange loss	(0.3)	(0.1)	(0.1)
Interest expense	(0.7)	(1.5)	(0.9)

Earnings from continuing operations before income taxes	5.4	3.2	4.0
Income tax (expense) benefit	0.7	(0.9)	(1.0)

Earnings from continuing operations	6.1	2.3	3.0

Discontinued operations:
Earnings (loss) from discontinued operations before income taxes	9.3	(6.2)	(3.0)
Income tax (expense) benefit	(2.8)	(1.2)	0.1

Earnings (loss) from discontinued operations	6.5	(7.4)	(2.9)

Net earnings (loss)	12.6%	(5.1)%	0.1%

Years ended December 31, 2006 and 2005:
Net sales increased by $35.2 million to $261.1 million from $225.9 million, in 2006 as compared with 2005. Each of the three divisions contributed to the increase in net sales, with the largest increase reported by our SATCOM division. SATCOM’s net sales increased by 37.7% to $70.7 million, mainly due to continued growth in high-speed-data aeronautical terminals for both commercial and military markets. LXE’s net sales increased $14.9 million mainly due to an increased number of hardware units shipped to the Americas and International markets, reflecting the positive acceptance of their most current product offerings.
Product net sales increased by $31.2 million to $ 223.5 million from $192.3 million, in 2006 as compared with 2005. This was due to the strong growth of high-speed-data aeronautical terminals recorded by our SATCOM division, and the increase in hardware product shipments by our LXE division. Service net sales increased by $4.0 million to

26 of 76

$37.6 million from $33.6 million, in 2006 as compared with 2005. This was mainly due to growth in the service business by our SATCOM division to support the increased number of products placed in service, and increased activity on a significant military communications research project awarded to our D&SS division. As a percentage of total net sales, both product net sales and service net sales remained unchanged in 2006 as compared with 2005.
Cost of sales, as a percentage of net sales, was 63.0% for 2006, compared with 65.1% for 2005. The decrease in the cost-of-sales percentage was mainly due to higher revenues from SATCOM and LXE, which have lower cost-of-sales percentages than our D&SS division. Product cost of sales and service cost of sales, as a percentage of their respective net sales, was relatively unchanged for 2006 as compared with 2005.
SG&A, as a percentage of net sales, remained relatively unchanged from 2006 to 2005, although actual expenses increased by $9.4 million. This increase was primarily due to higher administrative expenses to support the increase in sales by our SATCOM and LXE divisions, increased sales and marketing expenditures in international markets by our LXE division, and higher corporate expenses related primarily to costs incurred to third parties with respect to the analysis of research and development costs qualifying for U.S. Federal tax credits. An additional factor in the SG&A growth was the weaker U.S. dollar versus the Canadian dollar, which raised the reported U.S. dollar-equivalent of SG&A expenses incurred in the Canada-based SATCOM division.
R&D expenses increased by $4.1 million in 2006 as compared with 2005 mainly due to additional internal development programs for next-generation products at our SATCOM division.
Interest income and other increased by $1.7 million as a result of additional interest income earned from higher average investment balances after the February 2006 public stock offering.
Our hedging program was somewhat less effective in reducing the currency risk related to the timing of growth in foreign sales in 2006, resulting in greater foreign exchange losses in 2006 as compared with 2005.
Interest expense decreased by $1.4 million due to lower average debt outstanding in 2006 as compared with 2005. In February 2006, the Company repaid all of its borrowings under its U.S. and Canadian revolving credit facilities with the net proceeds received from its public stock offering.
The Company recognized a $3.3 million tax benefit related to research and development costs incurred in prior years and qualifying for U.S. Federal tax credits. Additionally, the Company realized a benefit with respect to the current year U.S. Federal tax credits for current year qualifying research and development costs. The Company also realized a $1.7 million benefit from the reduction of the valuation allowance based on the expected continuing profitability of SATCOM. The reduction in the income tax expense was also due to a significantly lower proportion of earnings in 2006 being derived from the U.S., which has a higher effective income tax rate than most other countries (especially Canada) in which we do business. Our low effective rate in Canada is due to research-related tax benefits. The effective tax rate for 2007 is expected to be approximately 30%.
Years ended December 31, 2005 and 2004:
Net sales increased by 12.3%, to $225.9 million from $201.1 million, in 2005 as compared with 2004, reflecting an increase in net sales in each of the Company’s three divisions. SATCOM’s net sales increased $11.7 million mainly due to continued growth in high-speed-data aeronautical terminals for military markets, and new U.S. defense applications. LXE’s net sales increased $11.6 million due mainly to increased shipments of products, which we believe was related to market acceptance of new product offerings.
Product net sales increased by 11.4% or $19.6 million to $192.3 million from $172.7 million, in 2005 as compared with 2004. This was due to the increase in hardware product shipments by our LXE division, and the strong growth of high-speed-data aeronautical terminals recorded by our SATCOM division. Service net sales increased by 18.1%, or $5.2 million to $33.6 million from $28.5 million, in 2005 as compared with 2004. This was mainly due to activity on significant military research projects awarded to our D&SS division in the second half of 2004. As a percentage of total net sales, both product net sales and service net sales remained unchanged in 2005 as compared with 2004.

27 of 76

Cost of sales, as a percentage of net sales, remained unchanged in 2005 as compared with 2004, and was 65.1% and 65.0%, respectively. Product cost of sales, as a percentage of product net sales, was relatively unchanged for 2005 as compared with 2004. Service cost of sales, as a percentage of service net sales, decreased from 73.3% in 2004 to 66.2% in 2005. This was mainly due to higher costs incurred under service agreements in 2005 to support newly developed products by our SATCOM division.
SG&A, as a percentage of net sales, increased slightly from 24.5% to 25.2%. The increase in SG&A percentage, and the $7.6 million increase in the actual expenses was primarily due to increased sales and marketing expenditures in international markets by our LXE division, and higher domestic administrative expenses to support the continued growth in product sales in the Americas. An additional factor in the SG&A growth was the weaker U.S. dollar versus the Canadian dollar, which raised the reported U.S. dollar-equivalent of SG&A expenses incurred in the Canada-based SATCOM division.
R&D expenses decreased due to our planned transition from certain internal development programs at D&SS that neared completion to production-related contracts, which shifted costs to cost of sales. Net R&D also decreased as our SATCOM division engaged in more R&D arrangements involving partial customer reimbursement.
The most significant element of interest income and other for 2004 was a $938,000 pre-tax gain for the sale of non-operating real estate adjoining our facility in Montreal.
Interest expenses increased from $1.8 million in 2004 to $3.3 million in 2005 due to higher interest rates and increased average debt levels.
The effective income tax rate was 29% in 2005 as compared with 26% in 2004. The increase is due to a significantly higher proportion of taxable earnings in 2005 being derived from the U.S., which has a higher effective income tax rate than most other countries (especially Canada) in which we do business. Our low effective rate in Canada is due to research-related tax benefits.

28 of 76

Net Sales, Cost of Sales, and Operating Income (Loss) by Segment
Our segment net sales, cost-of-sales as a percentage of respective segment net sales, and segment operating income (loss) for the years ended December 31, 2006, 2005 and 2004 were as follows (in thousands, except percentages):

	Years ended December 31
	2006	2005	2004
Net sales:
Defense & Space Systems	$52,416	51,394	49,815
LXE	138,001	123,140	111,575
SATCOM	70,702	51,353	39,693
Other	—	—	17

Total	$261,119	225,887	201,100

Cost-of-sales percentage:
Defense & Space Systems	79.1%	80.0%	79.0%
LXE	58.5	60.3	60.0
SATCOM	59.4	60.3	60.0
Total	63.0	65.1	65.0

Operating income (loss):
Defense & Space Systems	$2,572	3,186	2,611
LXE	11,043	7,520	7,262
SATCOM	6,170	3,524	1,713
Corporate and other	(5,428)	(4,006)	(2,489)

Total	$14,357	10,224	9,097

Defense & Space Systems: Net sales increased in 2006 as compared with 2005 due to strong orders growth for long-term defense contracts, which resulted in a record backlog of defense orders at the end of 2006 totaling $52 million. Net sales increased in 2005 as compared with 2004 mainly due to increased production activity, including significant work to supply antennas for systems that provide live television on commercial aircraft. Orders for long-term defense contracts slowed at the end of 2005 as a result of delayed funding caused by U.S. Department of Defense budgetary delays.
The cost-of-sales percentage remained relatively unchanged for years ending December 31, 2006, 2005 and 2004.
LXE: Net sales increased by $14.9 million in 2006 from 2005 mainly due to an increased number of hardware units shipped to the Americas and International markets. This increase was mainly a result of the additional investment in the Company’s sales and marketing efforts, and the positive acceptance of LXE’s most current product offerings, including the MX7 handheld computer. The Company’s expansion into Asia-Pacific and Middle East markets also contributed to the increase in net sales in the international markets in 2006 as compared with 2005. Net sales increased by $11.6 million in 2005 from 2004 mainly due to an increase in product shipments for both the U.S. and international markets (especially vehicle-mounted computer models) that incorporate the Windows® CE.NET operating system.
Cost of sales, as a percentage of net sales, for 2006 was lower as compared with 2005 mainly due to a more favorable product mix. Cost of sales, as a percentage of net sales, remained relatively stable in 2005 compared with 2004.
SG&A expenses increased significantly in 2006 and in 2005 as compared with the previous years due to an increased investment in sales and marketing expenditures in international markets, particularly Europe and Asia, and higher domestic administrative expenses to support the continued growth in product sales in the Americas. In addition, SG&A expenses increased in both 2006 and 2005 due to the effect of changes in foreign exchange rates.
SATCOM: Net sales in 2006 increased significantly compared with 2005 as the division achieved record sales levels in 2006. This increase was mainly a result of strong sales of new high-speed-data aeronautical products

29 of 76

introduced to expand this product line in response to growing demands by both the commercial and military markets. Net sales also increased as a result of the growth in unit sales of land-mobile portable antenna products in 2006, and the strong demand for emergency management products and legacy aeronautical antennas. Net sales in 2005 increased by 29.4% compared with 2004 due to growth in high-speed-data aeronautical terminals reflecting growth in the military markets, and strong sales of new aeronautical products introduced in the second half of the year.
Cost of sales, as a percentage of net sales, was relatively unchanged for the three years ending December 31, 2006.
Discontinued Operations: In the third quarter of 2003, the second quarter of 2005, and the fourth quarter of 2006, our Board of Directors approved formal plans to sell our Space & Technology/Montreal (“S&T/Montreal”), Satellite Networks (“SatNet”), and EMS Wireless divisions, respectively. As a result, we have accounted for these divisions as discontinued operations through their dates of disposition and have classified their net assets as assets held for sale. We disposed of S&T/Montreal on November 28, 2005, and SatNet on March 9, 2006.
On December 1, 2006, we closed the sale of our EMS Wireless division to Andrew Corporation (“Andrew”) for $50 million in cash. The Company is potentially liable for up to $1.2 million should Andrew encounter unanticipated warranty obligations during the first two years after the closing on products previously sold by EMS Wireless, and is obligated to pay to Andrew an amount of up to $900,000 in the aggregate in respect of certain regulatory product approvals that were not obtained prior to closing. The aggregate latter amount of the payments to be made to Andrew will depend on the time required to obtain the required regulatory product approvals. Based on its current expectations as to the time that will be required to obtain such approvals, the Company estimates that the aggregate amount of such payments will be approximately $330,000. According to the terms of the agreement, royalty payments may be made to the Company in future years depending on Andrew’s sales over a four-year period of the Select-a-Cell repeater product that was developed by EMS Wireless and transferred to Andrew as part of the sales transaction.
Our discontinued operations reported pre-tax earnings of $24.4 million in 2006, which included a $26.9 million gain on the sale of our EMS Wireless division. This gain was partially offset by an operating loss from our SatNet division through its date of disposition and adjustments resulting from the resolution of contingent items related to the sales of our SatNet and S&T/Montreal divisions.
The 2005 pre-tax results from our discontinued operations was a loss of $14.0 million. This loss included impairment charges of $10.0 million and $6.2 million for our S&T/Montreal and SatNet divisions, respectively, to reflect the revised estimate of the fair value, less cost to sell, of these divisions. The loss also reflected cost increases on certain long-term contracts at our S&T/Montreal division and lower-than-expected net sales by our SatNet division. In addition, the results from these Canada-based discontinued operations were adversely affected by a weaker U.S. dollar compared with the Canadian dollar, which increased the reported costs of SatNet’s operations relative to sales under its customer agreements, most of which were denominated in U.S. dollars. These losses were partially offset by earnings of $6.9 million from our EMS Wireless division due to substantial sales of domestic antenna products to several wireless service providers.
The Company recognized a $6.0 million pre-tax loss from discontinued operations in 2004 primarily related to our S&T/Montreal division: two large commercial space contracts experienced combined losses of $5.4 million due to engineering and supplier difficulties, and we recorded an additional $1.7 million charge to write-down the value of assets held for sale to their estimated fair value, less costs to dispose. These results also reflected a loss from our SatNet division due to lower-than-expected net sales. Our EMS Wireless division recorded significant sales of repeater products and antenna sales from its Brazilian subsidiary, and ended the year with $1.9 million in pre-tax income.
Liquidity and Capital Resources
During 2006, financing activities from continuing operations generated $35.2 million in positive cash flow. The $35.2 million primarily resulted from the $58.7 million in net proceeds received from the Company’s public stock offering of 3,795,000 shares, offset by the repayment of all of the Company’s borrowings under its U.S. and Canadian revolving credit facilities. The $49.9 million, $5.5 million, and $3.2 million in net cash received in 2006

30 of 76

from the sale of our EMS Wireless, SatNet, and S&T/Montreal divisions, respectively, has been included in cash flows from investing activities. The $9.6 million in net cash provided by operating activities in continuing operations was mainly due to the net earnings generated by our LXE and SATCOM divisions. These earnings were offset somewhat by increases in accounts receivable generated mainly by our LXE division.
The Company used a portion of the net proceeds from the public stock offering in February 2006 to repay all of its borrowings under its U.S. and Canadian revolving credit facilities. The Company invested the remaining proceeds from its stock offering, along with the proceeds received from the closing of the sales of the SatNet and EMS Wireless divisions, in a government obligations money-market fund, other money-market instruments and interest-bearing deposits, which were included in cash and cash equivalents at the end of 2006. These investments are all highly liquid and include debt instruments with an initial or remaining term of less than three months. These funds are intended to be used, along with the available credit facility borrowings, to pursue strategic opportunities in markets and products.
Upon the closing of the sale of our SatNet division in March 2006, the amount available for borrowing under our Canadian credit facility was reduced by $3.3 million. At December 31, 2006, the Company had a $47.5 million maximum borrowing capacity under its U.S. revolving credit facility and a $14.2 million maximum borrowing capacity under its Canadian revolving credit facility, and no borrowings were outstanding under either facility. The Company had $4.8 million of outstanding letters of credit at the end of 2006, and the net total available for borrowing under these revolving credit facilities was $56.9 million. This reduction in the Company’s overall debt is expected to significantly reduce our interest expense in the future.
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
The Company expects that capital expenditures in 2007 will range from $16 million to $18 million. These expenditures will be used primarily to purchase equipment that increases or enhances capacity and productivity.
Management believes that existing cash and cash equivalent balances, cash provided from operations and borrowings available under its credit agreements will provide sufficient liquidity to meet the operating and capital expenditure needs for existing operations during the next 12 months.
Off-Balance Sheet Arrangements
The Company has $4.8 million of standby letters of credit outstanding under its revolving credit facilities to satisfy performance guarantee requirements under certain customer contracts. While these obligations are not normally called, they could be called by the beneficiaries at any time before the expiration date should we fail to meet certain contractual requirements. The Company has an additional $70,000 of standby letters of credit outstanding under another Canadian bank to secure a revolving credit facility for one of its foreign locations. The Company has deposited $162,000 at a Canadian bank as collateral for these standby letters of credit, which is classified as restricted cash on the Company’s consolidated balance sheet. This will become available to the Company in the first quarter of 2010 as the underlying letters of credit expire or are settled. At December 31, 2006, the Company had $46.4 million available for borrowing in the U.S. and $10.5 million available for borrowing in Canada under the respective revolving credit agreements after outstanding letters of credit.
As a result of the closing of the sale of its S&T/Montreal division in November 2005, the Company agreed to pay half (to a maximum of $1.25 million) of the potential liability to satisfy grievance claims arising from former employees of S&T/Montreal. In addition, an existing contractual requirement for the Company to post approximately $3 million to secure in-orbit incentive performance of the Radarsat-2 payload was eliminated, but the Company remains liable for that amount in the event of specified in-orbit payload failures. Based upon the available information, management believes that the outcome

31 of 76

for each of these particular contingencies is not probable and cannot be estimated. As a result, the Company has not recorded a liability at December 31, 2006 related to any of these contractual arrangements.
Also as part of the agreement to sell the net assets of S&T/Montreal, the Company released the purchaser from a corporate guarantee, and the Company accrued a $1.7 million long-term liability in the fourth quarter of 2005, was increased to $2.0 million during 2006. This liability represents the Company’s estimated loss under a previous agreement to acquire a sub-license from the purchaser for $8 million in payments over a six-year period, which would entitle the Company to receive a portion of the satellite service revenues from a specific market territory over the same period. The purchaser had previously guaranteed that the revenues derived under the sub-license would equal or exceed the acquisition cost of the sub-license; however, without the guarantee, the Company currently estimates that its portion of the satellite service cash flow will be less than the acquisition cost, and the Company has accordingly accrued a net long-term liability.
According to the terms of the agreement to sell EMS Wireless, the Company is potentially liable for up to $1.2 million should the purchaser encounter unanticipated warranty obligations during the first two years after the closing on products previously sold by EMS Wireless, and is obligated to pay to the purchaser an amount of up to $900,000 in the aggregate in respect of certain regulatory product approvals. The aggregate amount of the payments will depend on the time required to obtain the required regulatory product approvals. Based on its current expectations as to the time that will be required to obtain such approvals, the Company estimates that the aggregate amount of such payments will be approximately $330,000. Royalty payments may be made to the Company in future years depending on the purchaser’s sales over a four-year period of the Select-a-Cell repeater product that was developed by EMS Wireless and transferred as part of the sales transaction. The amount of potential royalties cannot be reasonably estimated, and no related receivable has been recorded.
Commitments and Contractual Obligations
Following is a summary of the Company’s material contractual cash commitments as of December 31, 2006 (in thousands):

	Payments due by period
		Less			After 5
	Total	1 year	1-3 years	4-5 years	years
Continuing Operations:
Long-term debt, excluding capital lease obligations	$14,828	3,087	2,433	2,891	6,417
Interest on outstanding long-term debt	4,963	992	1,638	1,233	1,100
Capital lease obligations	29	15	14	—	—
Operating lease obligations	34,349	3,986	7,741	6,301	16,321
Deferred compensation agreements	550	47	311	109	83
Agreement to acquire satellite service sub-license	8,000	—	2,000	2,000	4,000
Purchase commitments (1)	22,511	22,511	—	—	—

(1)	Purchase commitments primarily represent existing commitments under purchase orders or contracts to purchase inventory and raw materials for our products. Most of these purchase orders and contracts can be terminated for a fee that is either fixed or based on when termination occurs.
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

32 of 76

Revenue recognition on long-term contracts
Revenue recognition for fixed-price, long-term contracts is a critical accounting policy involving significant management estimates by the D&SS and SATCOM segments in continuing operations, as well as the Space & Technology/Montreal division in discontinued operations for periods prior to its disposition in November 2005. Long-term contracts use the ratio of cost-incurred to total-estimated-cost as the measure of performance that determines how much revenue should be recognized (percentage of completion method of accounting). Cost incurred and estimates of cost to complete include overhead expenses, which are applied at a budgeted rate; the budgeted overhead rate has historically been closely comparable with the periodic actual overhead rate, but any budget-versus-actual rate variance during an accounting period is expensed in that period, with no effect on revenues recognized.
The determination of total estimated cost relies on engineering estimates of the cost to complete the contract, with allowances for identifiable risks and uncertainties. If changes in engineering estimates result in an expected cost overrun (i.e., the estimated cost to complete exceeds the revenue to be recognized on the remainder of the contract), then revenue recognized-to-date will be adjusted downward, so that the revenue to be recognized on the remainder of the contract will equal the estimated cost to complete. Engineering estimates are frequently reviewed and updated; however, unforeseen problems can occur to substantially reduce the rate of future revenue recognition in relation to costs incurred. As of December 31, 2006, the Company recognized a cumulative total of $23.1 million in revenues from continuing operations under percentage-of-completion accounting, but which revenues were unbilled as of that date due to the billing milestones specified in the respective customer contracts.
Net sales under cost-reimbursement contracts in the D&SS segment are recorded as costs are incurred and include an estimate of fees earned under specific contract terms. Costs incurred include overhead, which is applied at the division’s customer-approved rates. Fixed fees are earned ratably over the life of a contract. Incentive fees are based upon achievement of objective criteria for technical product performance or delivery milestones, although such fees may also be based upon subjective criteria (for example, the customer’s qualitative assessment of the Company’s project management). In all cases related to incentive fee arrangements, the Company does not record revenue until the fee has been earned under the terms of the contract.
Net sales under all other contracts in the D&SS and SATCOM segments, as well as the LXE division, are recognized when units are shipped or services are performed, unless multiple deliverables are involved (mainly experienced at our SATCOM division), in which case we recognize revenue in accordance with FASB Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”
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
The net assets held for sale for the S&T/Montreal and SatNet divisions were written down to their estimated fair values upon disposal, less cost to sell, following decisions to dispose of these operations in the third quarter of 2003, and the second quarter of 2005, respectively. As a result, impairment charges of $16.2 million and $1.7 million were included in the results of our discontinued operations in years 2005 and 2004, respectively.

33 of 76

Evaluation of contingencies related to discontinued operations
In November 2005, March 2006, and December 2006, we completed transactions to sell our discontinued operations, comprising the former S&T/Montreal, SatNet and EMS Wireless divisions, respectively. The sales agreements obligated the purchasers and us to make cash adjustments if working capital or net receivables, as of closing, varied from contractual benchmarks. We also may receive additional cash or incur additional costs depending upon the outcome of certain other contingencies in the sales contracts. We evaluate these contingencies and accrue a liability when we believe an outcome is probable and can be estimated. As of December 31, 2006, we accrued amounts related to the expected resolution of the dispositions of discontinued operations that could vary from the actual amounts. The most significant accrued cost is a $2.0 million liability for the estimated loss under a sub-license agreement with one of the purchasers, which we released from a corporate guarantee as part of the sales agreement.
Establishment of reserves for deferred income tax assets
It had been management’s expectation until 2005 that our Canadian operations would generate enough research-related tax benefits each year to offset any Canadian federal tax liability for any given year. We had reserved substantially all the net deferred tax assets associated with these research-related tax benefits (totaling approximately $40.8 million at the beginning of 2005), because the extent to which these deferred income tax assets were to be realized in the future was uncertain.
With the disposal of unprofitable operations beginning in 2005 and the profitability of continuing operations in Canada, the Company reassessed the valuation of its research-related deferred tax assets in Canada. The Company concluded in both 2005 and 2006 that future pre-tax profitability in Canada was expected to increase, and qualified research in Canada was expected to decrease. As a result of these factors, the Company expects to utilize at least a portion of its research-related deferred tax assets, and, therefore, the reserve for deferred tax assets was reduced by $400,000 and $1.7 million in 2005 and 2006, respectively. The reserve for Canadian deferred tax assets may be reduced further – resulting in an income tax benefit to future consolidated statements of operations – if profitability expectations for the future continue to increase and if qualified research in Canada is not expected to increase.
Risk Factors and Forward-Looking Statements
The Company has included forward-looking statements in management’s discussion and analysis of financial condition and results of operations. All statements, other than statements of historical fact, included in this report that address activities, events or developments that we expect or anticipate will or may occur in the future, or that necessarily depend upon future events, including such matters as our expectations with respect to future financial performance, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. Actual results could differ materially from those suggested in any forward-looking statements as a result of a variety of factors. Such factors include, but are not limited to:
•	economic conditions in the U.S. and abroad and their effect on capital spending in the Company’s principal markets;

•	difficulty predicting the timing of receipt of major customer orders, and the effect of customer timing decisions on the Company’s quarterly results;

•	successful completion of technological development programs by the Company and the effects of technology that may be developed by, and patent rights that may be held or obtained by, competitors;

•	U.S. defense budget pressures on near-term spending priorities;

•	uncertainties inherent in the process of converting contract awards into firm contractual orders in the future;

34 of 76

•	volatility of foreign exchange rates relative to the U.S. dollar and their effect on purchasing power by international customers, and the cost structure of the Company’s non-U.S. operations, as well as the potential for realizing foreign exchange gains and losses associated with non-U.S. assets or liabilities held by the Company;

•	successful resolution of technical problems, proposed scope changes, or proposed funding changes that may be encountered on contracts;

•	changes in the Company’s consolidated effective income tax rate caused by the extent to which actual taxable earnings in the U.S., Canada and other taxing jurisdictions may vary from expected taxable earnings;

•	successful transition of products from development stages to an efficient manufacturing environment;

•	changes in the rate at which the Company’s products are returned for repair or replacement under warranty;

•	customer response to new products and services, and general conditions in the Company’s target markets (such as logistics, and space-based communications);

•	the success of certain of the Company’s customers in marketing our line of high-speed commercial airline communications products as a complimentary offering with their own lines of avionics products;

•	the availability of financing for satellite data communications systems;

•	development of successful working relationships with local business and government personnel in connection with distribution and manufacture of products in foreign countries;

•	the demand growth for various mobile and high-speed data communications services;

•	the Company’s ability to attract and retain qualified personnel, particularly those with key technical skills;

•	the availability of sufficient additional credit or other financing, on acceptable terms, to support any large acquisitions that we believe would contribute to our growth and profitability;

•	our ability to negotiate successfully with potential acquisition candidates, finance acquisitions, or effectively integrate the acquired businesses, products or technologies into the Company’s existing businesses and products, and the risk that any such acquisitions do not perform as expected or are otherwise dilutive to our earnings;

•	the availability, capabilities and performance of suppliers of basic materials, electronic components and sophisticated subsystems on which the Company must rely in order to perform according to contract requirements, or to introduce new products on the desired schedule; and

•	uncertainties associated with U.S. export controls and the export license process, which restrict the Company’s ability to hold technical discussions with customers, suppliers and internal engineering resources and can reduce the Company’s ability to obtain sales from foreign customers or to perform contracts with the desired level of efficiency or profitability.
Additional information concerning these and other potential risk factors is included in Item 1A. of this Annual Report on Form 10-K under the caption “Risk Factors.”

35 of 76

Effect of New Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of SFAS No. 159 on its 2008 consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value and requires expanded disclosure about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those years. The Company is in the process of evaluating the impact of SFAS No. 157 on its 2008 consolidated financial statements.
In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires registrants to quantify misstatements using both income statement (“rollover”) and balance sheet (“iron curtain”) approaches and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening retained earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The Company determined that there are no material prior-year misstatements affecting the consolidated financial statements.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company’s adoption of FIN 48 as of January 1, 2007 is not expected to have a material impact on its 2007 consolidated financial statements.
In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on issue EITF 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation).” EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 are effective for interim and annual reporting periods beginning after December 15, 2006. The Company’s adoption of EITF 06-03 is not expected to have a material impact on its 2007 consolidated financial statements.
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

36 of 76

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
At December 31, 2006, the Company had the following market risk sensitive instruments (in thousands):

Revolving credit loan with a bank in the United Kingdom, maturing in April 2007, interest payable monthly at a variable rate (6.00% at December 31, 2006)	$1,821
A 1% increase in the interest rates of our market-sensitive debt obligations would have increased interest expense by $62,000 for the year based upon the average outstanding borrowings under these obligations.
As of December 31, 2006, the Company also had intercompany accounts that eliminate in consolidation but that are considered market risk sensitive instruments. Short-term due to the parent, payable by international subsidiaries arising from purchase of the parent’s products for sale were as follows:

	Exchange Rate	$U.S.
	($U.S. per unit of	in thousands
	local currency)	(reporting currency)
Belgium	1.3196 /Euro	$4,532
Italy	1.3196 /Euro	1,591
Canada	0.8581 /Dollar	1,515
Australia	0.7884 /Dollar	1,224
Sweden	0.1462 /Krona	151
Netherlands	1.3196 /Euro	44
France	1.3196 /Euro	20
Singapore	0.6519 /Dollar	20
United Kingdom	1.9586 /Pound	17
Germany	1.3196 /Euro	8

Total short-term due to parent		$9,122

The Company has foreign currency risks associated with forward contracts and embedded derivatives as follows (in thousands, except average contract rate):

			Average	($U.S.)
	Notional		Contract	Fair
	Amount		Rate	Value
Continuing Operations:
Foreign currency forward contracts
Euros (sell for U.S. dollars)	2,250	EURO	1.2904	$(71)
U.S. dollars (sell for Canadian dollars)	17,500	USD	1.1527	(159)
Australian dollars (sell for U.S. dollars)	800	AUD	0.7365	(39)
British pounds (buy with Canadian dollars)	1,000	GBP	2.1167	138

				$(131)

Embedded derivatives
Qualifying U.S. dollar contracts at Canadian subsidiary	1,424	USD	0.8581	$(20)

The Company enters into foreign currency forward contracts in order to mitigate the risks associated with currency fluctuations on future cash flows. There were no open forward contracts for discontinued operations as of the end of 2006.

37 of 76

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
The Company’s management, including the Chief Executive Officer (CEO) and its Executive Vice President and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2006, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls were effective as of December 31, 2006.
(b) Management’s Annual Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements for external purposes, in accordance with generally accepted accounting principles. Management conducted its evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. We have concluded that, as of December 31, 2006, our internal control over financial reporting was effective based on these criteria.
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
(c) Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the fourth quarter of 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
(d) Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
EMS Technologies, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A(b)), that EMS Technologies, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway

38 of 76

Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EMS Technologies, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 16, 2007 expressed an unqualified opinion on those consolidated financial statements.
KPMG LLP
Atlanta, Georgia
March 16, 2007

39 of 76

ITEM 9B. Other Information.
None.
PART III
ITEM 10. Directors, Executive Officers, and Corporate Governance
The information concerning directors and the Audit Committee financial experts called for by this Item will be contained in the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders and is incorporated herein by reference.
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
ITEM 11. Executive Compensation
The information called for by this Item will be contained in the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

40 of 76

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The following table sets forth certain information about the Company’s equity compensation plans as of December 31, 2006:

			(c)
	(a)		Number of securities
	Number of securities	(b)	remaining available for
	to be issued upon	Weighted average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column(a))
Equity compensation plans approved by security holders	752,232	$18.20	278,851
Equity compensation plans not approved by security holders	282,650	$18.91	115,207

Total	1,034,882	$18.39	394,058

All other information called for by this Item will be contained in the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 13. Certain Relationships and Related Transactions and Director Independence
The information called for by this Item will be contained in the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 14. Principal Accountant Fees and Services
Information on the Audit Committee’s pre-approval policy for audit services, and information on the principal accountants’ fees and services called for by this Item will be contained in the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders and is incorporated herein by reference.
PART IV
ITEM 15. Exhibits, Financial Statement Schedules
(a) 1. Financial Statements
The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements, appearing immediately after the Signature Page, are filed as part of this Annual Report on Form 10-K.
(a) 2. Financial Statement Schedule
Schedule II. Valuation and Qualifying Accounts — Years ended December 31, 2006, 2005 and 2004
All other schedules are omitted as the required information is inapplicable, or the information is presented in the financial statements or related notes.

41 of 76

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS (in thousands):

	Years ended December 31, 2006, 2005 and 2004
		Additions
	Balance at	charged to					Balance
	beginning	costs and					at end
Classification	of year	expenses		Deductions		Other	of year
Allowance for Doubtful Accounts:
2004	$1,118	455		(681)	(a)	—	892
2005	892	565		(869)	(a)	—	588
2006	588	500		(347)	(a)	—	741
Valuation Allowance for Deferred Tax Assets:
2004	$29,748	7,087	(b)	—		—	36,835
2005	36,835	10,134	(b)	—		—	46,969
2006	46,969	307	(b)	(14,355)	(c)	—	32,921
Valuation Allowance for Assets Held for Sale:
2004	$13,500	1,700	(d)	—		—	15,200
2005	15,200	16,200	(d)	(25,200)	(e)	—	6,200
2006	6,200	—		(6,200)	(e)	—	—

(a)	Deductions represent receivables that were charged off to the allowance during the year.

(b)	The 2005 and 2004 increases in the valuation allowance for deferred tax assets related primarily to the net change in the underlying deferred tax assets associated with the Company’s discontinued operations in Canada. In 2006, the Company increased the valuation allowance by $307,000 net, mainly for the benefits associated with certain foreign net operating losses. This increase in valuation allowance was based on management’s assessment that, due to changing business conditions and the limitation of tax planning strategies, the Company was not likely to fully realize these deferred tax assets.

(c)	In 2006, the decrease in valuation allowance for deferred tax assets reflects: 1) adjustment of $8.2 million with a corresponding reduction in the Canadian deferred tax assets; 2) utilization of a $3.3 million capital loss; 3) change in judgement of $1.7 million related to Canadian estimated future taxable income; and 4) utilization/change in judgment/sale of operations of $1.2 million related to non-Canadian foreign operations.

(d)	The 2005 and 2004 charges are adjustments to write down to estimated fair value the S&T/Montreal and SatNet assets held for sale.

(e)	The 2006 and 2005 reductions in the allowance were a result of the sale of the Company’s SatNet and S&T/Montreal divisions.

42 of 76

a) 3. Exhibits
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
2.3 Asset Purchase Agreement by and among EMS Technologies Canada, Ltd., EMS Technologies, Inc., Advantech Satellite Networks Inc. and Advantech Advanced Microwave Technologies Inc. dated December 22, 2005 (incorporated by reference to Exhibit 2.3 to the Company’s Registration Statement on Form S-3 dated January 13, 2006).
2.4 Asset Purchase Agreement dated as of October 31, 2006, between EMS Technologies, Inc. and Andrew Corporation (incorporated by reference to Exhibit 2.01 to the Company’s Report on Form 8-K dated December 1, 2006).
2.5 Amending Agreement, dated as of December 1, 2006, to the Asset Purchase Agreement dated as of October 31, 2006, between EMS Technologies, Inc. and Andrew Corporation (incorporated by reference to Exhibit 2.02 to the Company’s Report on Form 8-K dated December 1, 2006).
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
4.1 EMS Technologies, Inc. Shareholder Rights Plan dated as of April 6, 1999 (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004).
4.2 Agreement with respect to long-term debt pursuant to Item 601(b)(4)(iii)(A) of regulation S-K . *
4.3 U.S. Revolving Credit Agreement, dated as of December 10, 2004, among the Company, the lenders from time to time party thereto, and SunTrust Bank as Administrative Agent (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004).
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

43 of 76

4.8 Amendment No. 2, dated August 10, 2005, to U.S. Revolving Credit Agreement (incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
4.9 Amendment No. 3, dated November 30, 2006, to U.S. Revolving Credit Agreement.*
4.10 Canadian Revolving Credit Agreement, dated as of December 10, 2004, among EMS Technologies Canada, Ltd., the Company, the lenders from time to time party thereto, and Bank of America, National Association (Canada Branch) as Canadian Administrative Agent and Funding Agent (incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004).
4.11 Canadian Security Agreement, dated as of December 10, 2004, by EMS Technologies Canada, Ltd., in favour of Bank of America, National Association (Canada Branch) as Canadian Collateral Agent (incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004).
4.12 Deed of Movable Hypothec, dated as of December 10, 2004, by EMS Technologies Canada, Ltd., in favour of Bank of America, National Association (Canada Branch) as Canadian Collateral Agent (incorporated by reference to Exhibit 5.0 to the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004).
4.13 Canadian Intellectual Property Security Agreement, dated as of December 10, 2004, by EMS Technologies Canada, Ltd., in favour of Bank of America, National Association (Canada Branch) as Canadian Collateral Agent (incorporated by reference to Exhibit 5.1 to the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004).
4.14 Pledge Agreement, dated as of December 10, 2004, by the Company and certain of its domestic subsidiaries in favour of Bank of America, National Association (Canada Branch) as Canadian Collateral Agent (incorporated by reference to Exhibit 5.2 to the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004).
4.15 Trademark Security Agreement, dated as of December 10, 2004, by the Company and one of its domestic subsidiaries in favour of Bank of America, National Association (Canada Branch) as Canadian Collateral Agent (incorporated by reference to Exhibit 5.3 to the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004).
4.16 Patent Security Agreement, dated as of December 10, 2004, by the Company and one of its domestic subsidiaries in favour of Bank of America, National Association (Canada Branch) as Canadian Collateral Agent (incorporated by reference to Exhibit 5.4 to the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004).
4.17 Form of Note issued by the Company in favour of the lenders under the Canadian Revolving Credit Agreement, dated as of December 31, 2004 (incorporated by reference to Exhibit 5.5 to the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004).
4.18 Amendment No. 1, dated February 11, 2005, to Canadian Revolving Credit Agreement (incorporated by reference to Exhibit 5.6 to the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004).
4.19 Amendment No. 2, dated June 24, 2005, to Canadian Revolving Credit Agreement (incorporated by reference to Exhibit 4.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
4.20 Amendment No. 3, dated August 10, 2005, to Canadian Revolving Credit Agreement (incorporated by reference to Exhibit 4.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

44 of 76

4.21 Consent and Amendment Agreement, dated February 2006, to Canadian Revolving Credit Agreement (incorporated by reference to Exhibit 4.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.1 Letter dated January 17, 2000 between the Company and Alfred G. Hansen concerning the terms of his employment as President and Chief Operating Officer (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.2 Letter dated June 2, 2006 between the Company and Alfred G. Hansen concerning the terms of his employment as Senior Adviser (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2006).
10.3 Letter dated April 29, 2006 between the Company and Paul B. Domorski concerning the terms of his employment as President and Chief Executive Officer (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2006).
10.4 Form of Restricted Stock Award Restriction Agreement, dated June 2, 2006, under the 1997 Stock Incentive Plan, entered between the Company and Paul B. Domorski (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2006).
10.5 Agreement, effective as of June 2, 2006, between the Company and Paul B. Domorski, concerning termination of employment under certain circumstances (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).
10.6 Form of Agreement between the Company and each of its executive officers other than the Chief Executive Officer, related to certain change-of-control events. *
10.7 EMS Technologies, Inc. Deferred Compensation Plan for Non-Employee Directors, as amended, effective December 13, 2004 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004).
10.8 EMS Technologies, Inc. Officers’ Deferred Compensation Plan, as amended effective January 1, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2006).
10.9 EMS Technologies, Inc. Deferred Compensation Plan for Non-Employee Directors, as amended and restated July 28, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).
10.10 Form of Restricted Stock Award Restriction Agreement, dated July 28, 2006, under the 1997 Stock Incentive Plan, entered between the Company and each of James S. Childress, Vice President of the Company and President and General Manager of the LXE division, and Neilson A. Mackay, Vice President of the Company and Senior Vice President and General Manager of the SATCOM division (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).
10.11 Description of supplemental bonus arrangements for Don T. Scartz, Executive Vice President and Chief Financial Officer, and two other executive officers of the Company, adopted July 28, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).
10.12 Agreement, effective as of July 13, 2006, between the Company and Travis G. Hickman, concerning termination of employment (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

45 of 76

10.13 EMS Technologies, Inc. 1997 Stock Incentive Plan, as adopted January 24, 1997, and amended through May 10, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).
10.14 Form of Stock Option Agreement evidencing options granted prior to 2001 to executive officers under the EMS Technologies, Inc. 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.15 Form of Stock Option Agreement evidencing options granted after 2000 (other than in 2005) to executive officers under the EMS Technologies, Inc. 1997 Stock Incentive Plan, together with related Terms of Officer Stock Option, Form 1/25/01 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).
10.16 Form of Stock Option Agreement evidencing options granted in 2005 to executive officers under the EMS Technologies, Inc. 1997 Stock Incentive Plan, together with related Terms of Officer Stock Option, Form 1/25/01 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.17 Form of Stock Option Agreement evidencing options granted automatically to non-employee members of the Board of Directors upon their initial election to the Board, under the EMS Technologies, Inc. 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.18 Form of Stock Option Agreement evidencing options granted automatically to non-employee members of the Board of Directors, upon each election to an additional one-year term of service, under the EMS Technologies, Inc. 1997 Stock Incentive (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.19 EMS Technologies, Inc. 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.20 Form of Stock Option Agreement evidencing options granted in 2005 to employees under the EMS Technologies, Inc. 2000 Stock Incentive Plan, together with related Terms of Stock Option, Form 02/16/00 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.21 Form of Stock Option Agreement evidencing options granted (other than in 2005) to employees under the EMS Technologies, Inc. 2000 Stock Incentive Plan, together with related Terms of Stock Option, Form 02/16/00 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.22 EMS Technologies, Inc. Executive Annual Incentive Compensation Plan, as amended through April 30, 1999 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004).
10.23 Form of Indemnification Agreement between the Company and each of its directors (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.24 Form of Indemnification Agreement between the Company and each of Don T. Scartz, Timothy C. Reis and Gary B. Shell (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.25 Summary of compensation arrangements with non-employee members of the Board of Directors, as revised February 9, 2007. *
14 EMS Technologies, Inc. Code of Business Ethics and Conduct, as revised February 6, 2004 (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

46 of 76

21.1 Subsidiaries of the registrant. *
23.1 Consent of Independent Registered Public Accounting Firm *
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

47 of 76

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMS TECHNOLOGIES, INC.

By: /s/ Paul B. Domorski	Date: 3/16/07

President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul B. Domorski Paul B. Domorski	President and Chief Executive Officer, and Director (Principal Executive Officer)	3/16/07

/s/ Don T. Scartz Don T. Scartz	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)	3/16/07

/s/ Gary B. Shell Gary B. Shell	Vice President, Finance (Principal Accounting Officer)	3/16/07

/s/ Hermann Buerger Hermann Buerger	Director	3/16/07

/s/ Francis J. Erbrick Francis J. Erbrick	Director	3/16/07

/s/ John R. Kreick John R. Kreick	Director	3/16/07

/s/ John B. Mowell John B. Mowell	Director, Chairman of the Board	3/16/07

/s/ Bradford W. Parkinson Bradford W. Parkinson	Director	3/16/07

/s/ Norman E. Thagard Norman E. Thagard	Director	3/16/07

/s/ John L. Woodward, Jr. John L. Woodward, Jr.	Director	3/16/07

48 of 76

49 of 76

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
EMS Technologies, Inc.:
We have audited the accompanying consolidated balance sheets of EMS Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMS Technologies, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Notes 1 and 8 to the consolidated financial statements, the Company changed its method of accounting for share-based payment in 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
KPMG LLP
Atlanta, Georgia
March 16, 2007

50 of 76

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except net earnings (loss) per share)

	Years ended December 31
	2006	2005	2004
Product net sales	$223,512	192,275	172,650
Service net sales	37,607	33,612	28,450

Net sales (note 12)	261,119	225,887	201,100
Product cost of sales	139,517	124,701	109,764
Service cost of sales	25,094	22,264	20,859

Cost of sales	164,611	146,965	130,623
Selling, general and administrative expenses	66,335	56,944	49,346
Research and development expenses	15,816	11,754	12,034

Operating income	14,357	10,224	9,097
Interest income and other	2,254	588	1,085
Foreign exchange loss	(710)	(288)	(187)
Interest expense	(1,921)	(3,304)	(1,791)

Earnings from continuing operations before income taxes	13,980	7,220	8,204
Income tax (expense) benefit (note 9)	1,823	(2,094)	(2,134)

Earnings from continuing operations	15,803	5,126	6,070

Discontinued operations (note 2):
Earnings (loss) from discontinued operations before income taxes	24,427	(13,971)	(6,016)
Income tax (expense) benefit	(7,222)	(2,598)	138

Earnings (loss) from discontinued operations	17,205	(16,569)	(5,878)

Net earnings (loss)	$33,008	(11,443)	192

Net earnings (loss) per share (note 1):
Basic:
From continuing operations	$1.08	0.46	0.55
From discontinued operations	1.18	(1.48)	(0.53)

Net earnings (loss)	$2.26	(1.02)	0.02

Diluted:
From continuing operations	$1.08	0.46	0.54
From discontinued operations	1.17	(1.48)	(0.52)

Net earnings (loss)	$2.25	(1.02)	0.02

Weighted average number of shares (note 1):
Common	14,621	11,179	11,094
Common and dilutive common equivalent	14,679	11,225	11,237
See accompanying notes to consolidated financial statements.

51 of 76

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$109,431	12,795
Restricted cash	162	2,620
Trade accounts receivable, net (note 4)	93,720	80,438
Inventories, net (note 5)	26,042	20,970
Deferred income taxes, net (note 9)	1,963	1,433
Assets held for sale (note 2)	—	49,184
Other current assets	7,697	8,651

Total current assets	239,015	176,091

Property, plant and equipment:
Land	1,150	1,150
Buildings and leasehold improvements	15,361	15,242
Machinery and equipment	72,569	69,244
Furniture and fixtures	7,763	7,693

	96,843	93,329
Less accumulated depreciation and amortization	65,108	62,124

Net property, plant and equipment	31,735	31,205

Deferred income taxes, net — non-current (note 9)	6,282	3,634
Intangible assets, net of accumulated amortization of $5,018 in 2006 and $3,924 in 2005 (note 6)	2,084	3,178
Goodwill	9,982	9,982
Other assets	2,586	1,251

Total assets	$291,684	225,341

See accompanying notes to consolidated financial statements.

52 of 76

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
(in thousands, except share data)

	December 31
	2006	2005
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt (note 7)	$3,102	6,825
Accounts payable	29,285	25,865
Income taxes payable	—	1,866
Billings in excess of contract costs	7,899	5,881
Accrued compensation costs	8,042	8,626
Accrued retirement costs (note 10)	2,666	2,603
Deferred service revenue	6,289	5,266
Liabilities related to assets held for sale (note 2)	—	13,139
Other current liabilities	5,162	2,395

Total current liabilities	62,445	72,466
Long-term debt, excluding current installments (note 7)	11,755	36,583
Other liabilities	4,401	2,636

Total liabilities	78,601	111,685

Shareholders’ equity:
Preferred stock of $1.00 par value per share. Authorized 10,000,000 shares; none issued	—	—
Common stock of $.10 par value per share. Authorized 75,000,000 shares, issued and outstanding 15,327,000 in 2006 and 11,343,000 in 2005	1,533	1,134
Additional paid-in capital	133,050	71,389
Accumulated other comprehensive income (loss) — foreign currency translation adjustment	4,262	(97)
Retained earnings	74,238	41,230

Total shareholders’ equity	213,083	113,656

Total liabilities and shareholders’ equity	$291,684	225,341

Commitments and contingencies (notes 2, 7, 13, 14, and 15)
See accompanying notes to consolidated financial statements.

53 of 76

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31
	2006	2005	2004
Cash flows from operating activities:
Net earnings (loss)	$33,008	(11,443)	192
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and other intangibles amortization	8,864	8,923	7,295
Deferred income taxes	(3,178)	899	(1,079)
Tax benefit for exercise of stock options	213	383	384
(Gain) loss on sale of assets	(352)	394	(1,082)
(Gain) loss from discontinued operations	(17,205)	16,569	5,878
Stock-based compensation expense	987	—	—
Changes in operating assets and liabilities, net of effects of acquisition:
Trade accounts receivable	(10,350)	(14,200)	(6,438)
Billings in excess of contract costs	2,042	4,006	(544)
Inventories	(4,880)	349	(320)
Accounts payable	2,234	7,159	2,312
Income taxes payable	(1,807)	(369)	4,196
Non-trade foreign government receivable	(408)	434	(1,014)
Accrued costs, deferred revenue, and other current liabilities	1,987	3,176	(1,089)
Other current/non-current assets and liabilities	(1,507)	(102)	568

Net cash provided by operating activities in continuing operations	9,648	16,178	9,259
Net cash provided by (used in) operating activities in discontinued operations	657	(11,355)	(6,833)

Net cash provided by operating activities	10,305	4,823	2,426

Cash flows from investing activities:
Purchase of property, plant and equipment	(8,502)	(9,102)	(5,003)
Payments for asset acquisitions	(188)	(125)	(1,754)
Proceeds from sale of assets	59,521	21,931	2,846

Net cash provided by (used in) investing activities in continuing operations	50,831	12,704	(3,911)
Net cash used in investing activities in discontinued operations	(480)	(1,822)	(2,818)

Net cash provided by (used in) investing activities	50,351	10,882	(6,729)

Cash flows from financing activities:
Net increase (decrease) in revolving debt	(26,683)	(16,882)	8,991
Repayment of term debt	(1,307)	(1,342)	(3,667)
(Increase) decrease in restricted cash	2,458	2,095	(4,715)
Deferred financing costs paid	(85)	(98)	(1,063)
Proceeds from stock offering, net of expenses	58,736	—	—
Proceeds from exercise of stock options, net of withholding taxes paid	2,124	1,966	3,709

Net cash provided by (used in) financing activities	35,243	(14,261)	3,255

Net change in cash and cash equivalents	95,899	1,444	(1,048)
Effect of exchange rates on cash and cash equivalents	737	(2,983)	1,258
Cash and cash equivalents at January 1	12,795	14,334	14,124

Cash and cash equivalents at December 31	$109,431	12,795	14,334

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,483	4,869	3,657
Cash paid for income taxes	9,357	2,661	562
See accompanying notes to consolidated financial statements.

54 of 76

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three years ended December 31, 2006
					Accum-
					ulated
					other
				Compre-	compre-		Total
			Additional	hensive	hensive		share-
	Common Stock		paid-in	income	income	Retained	holders’
	Shares	Amount	capital	(loss)	(loss)	earnings	equity
Balance December 31, 2003	10,926	$1,093	64,988		1,480	52,481	120,042
Net earnings	—	—	—	192	—	192	192
Income tax benefit from exercise of non-qualified stock options (note 9)	—	—	384	—	—	—	384
Exercise of common stock options	255	25	4,083	—	—	—	4,108
Redemption of shares upon exercise of common stock options	(15)	(2)	(332)	—	—	—	(334)
Foreign currency translation adjustment gain	—	—	—	1,694	1,694	—	1,694
Repurchases of stock	(2)	—	(61)	—	—	—	(61)
Other	—	—	(4)	—	—	—	(4)

Comprehensive income for 2004				1,886

Balance December 31, 2004	11,164	1,116	69,058		3,174	52,673	126,021
Net loss	—	—	—	(11,443)	—	(11,443)	(11,443)
Income tax benefit from exercise of non-qualified stock options (note 9)	—	—	383	—	—	—	383
Exercise of common stock options	221	22	2,642	—	—	—	2,664
Redemption of shares upon exercise of common stock options	(42)	(4)	(691)	—	—	—	(695)
Foreign currency translation adjustment gain	—	—	—	1,971	1,971	—	1,971
Repurchases of stock	—	—	(3)	—	—	—	(3)
Reclassification due to sale of discontinued operations (note 2)	—	—	—	(5,242)	(5,242)	—	(5,242)

Comprehensive loss for 2005				(14,714)

Balance December 31, 2005	11,343	1,134	71,389		(97)	41,230	113,656
Net earnings	—	—	—	33,008	—	33,008	33,008
Income tax benefit from exercise of non-qualified stock options (note 9)	—	—	213	—	—	—	213
Exercise of common stock options	215	21	3,387	—	—	—	3,408
Redemption of shares upon exercise of common stock options	(64)	(6)	(1,248)	—	—	—	(1,254)
Repurchases of stock	(2)	—	(30)	—	—	—	(30)
Stock-based compensation	40	4	983	—	—	—	987
Issuance of common stock (note 13)	3,795	380	58,356	—	—	—	58,736
Foreign currency translation adjustment gain	—	—	—	2,540	2,540	—	2,540
Reclassification due to sale of discontinued operations (note 2)	—	—	—	1,819	1,819	—	1,819

Comprehensive income for 2006				37,367

Balance December 31, 2006	15,327	$1,533	133,050		4,262	74,238	213,083

See accompanying notes to consolidated financial statements.

55 of 76

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 and 2004
(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
EMS Technologies, Inc. (“EMS”) designs, manufactures and markets products to satellite and wireless communications markets for both commercial and defense applications. EMS’s products are focused on the needs of the mobile information user, with an increasing emphasis on broadband applications for high-data-rate, high-capacity wireless communications.
The consolidated financial statements include the accounts of EMS Technologies, Inc. and its wholly-owned subsidiaries LXE Inc. and EMS Technologies Canada, Ltd. (collectively, “the Company”). All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 2005 and 2004 consolidated financial statements to conform to the 2006 presentation.
In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has classified the revenues, expenses and related assets and liabilities of its Space & Technology/Montreal, SatNet and EMS Wireless divisions as discontinued operations through their respective dates of disposition on November 28, 2005, March 9, 2006 and December 1, 2006, respectively, in the accompanying consolidated financial statements.
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
— Revenue Recognition
Net sales are derived from sales of the Company’s products to end-users and to other manufacturers or systems integrators and for service to support such products. Net sales are recognized when units are shipped or services are performed, unless multiple deliverables are involved, in which case we recognize revenue in accordance with FASB Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Amounts collected with respect to service contracts are recorded as a liability and recognized ratably over the term of the contract.
Net sales under certain long-term contracts of the D&SS and SATCOM segments, many of which provide for periodic payments, are recognized under the percentage-of-completion method using the ratio of cost incurred to total estimated cost as the measure of performance. Estimated manufacturing cost-at-completion for these contracts are reviewed on a routine periodic basis, and adjustments are made periodically to the estimated cost-at-completion based on actual costs incurred, progress made, and estimates of the costs required to complete the contractual requirements. When the estimated manufacturing cost-at-completion exceeds the contract value, the contract is written down to its net realizable value, and the loss resulting from cost overruns is immediately recognized.
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
To properly match net sales with costs, certain contracts may have revenue recognized in excess of billings (unbilled revenues), and other contracts may have billings in excess of net sales recognized (billings in excess of contract costs). Under long-term contracts, the prerequisites for billing the customer for periodic payments generally involve

56 of 76

the Company’s achievement of contractually specific, objective milestones (e.g., completion of design, testing, or other engineering phase, delivery of test data or other documentation, or delivery of an engineering model or flight hardware).
Net sales under cost-reimbursement contracts in the D&SS segment are recognized depending on the type of fee specified in the contract. Contracts may have a fixed fee, award fee or a combination of both.
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
An award or incentive fee is usually variable based upon specific performance criteria stated in the contract. Award or incentive fees are recognized at 100% only upon achieving the contractual criteria and after the customer has approved or granted the award or incentive.
— Government Research Incentives
The Company’s Canadian divisions receive government-sponsored research incentives in the form of cash reimbursement for a portion of certain qualified research expenditures. These incentives were recorded as a reduction of cost of sales, because underlying research efforts primarily apply to development of technological capabilities for specific business opportunities.
— Cash Equivalents
The Company considers all highly liquid debt instruments with initial or remaining terms of three months or less to be cash equivalents. Cash equivalents as of December 31, 2006 and 2005 included investments of $91.4 million and $2.0 million, respectively, in government obligations money-market funds, other money market instruments and interest-bearing deposits.
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
— Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by

57 of 76

a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. If assets are to be disposed of, such assets are reported at the lower of carrying amount or fair value less costs to sell, and no longer depreciated. The assets and liabilities of a disposal group classified as held for sale are presented separately in the appropriate asset or liability sections of the consolidated balance sheet.
— Goodwill and Intangible Assets
Goodwill represents the excess purchase price paid by the Company over the fair value of the tangible and intangible assets and liabilities acquired. Other intangible assets are valued at fair value at the date of acquisition. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is not being amortized, but instead is subject to an annual assessment of impairment by applying a fair-value based test. Intangible assets held by the Company represent satellite communications technology, intellectual property and product designs purchased as part of the acquisitions of various companies. Acquisitions for the three years ended December 31, 2006 include Multiple Services Technologies, Inc. in 2004, and other small purchases. These intangible assets are amortized on a straight-line basis over their estimated useful lives of 2.5 to 6 years.
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
— Earnings Per Share
Basic earnings per share is the per share allocation of income available to common shareholders based only on the weighted average number of common shares actually outstanding during the period. Diluted earnings per share represents the per share allocation of income attributable to common shareholders based on the weighted average number of common shares actually outstanding plus all potential common share equivalents outstanding during the period, if dilutive. The Company uses the treasury stock method to determine diluted earnings per share.

58 of 76

Following is a reconciliation of the denominator for basic and diluted earnings (loss) per share calculations for the years ended December 31, 2006, 2005 and 2004 (shares in thousands):

	2006	2005	2004
Weighted average number of shares — basic	14,621	11,179	11,094
Assumed conversion of options into common shares	58	46	143

Weighted average number of shares — diluted	14,679	11,225	11,237

— Stock Option Plans
Prior to January 1, 2006, the Company had used the intrinsic value method of accounting for share-based payment under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. Under this accounting treatment, the Company did not recognize compensation cost related to stock options in its consolidated statement of operations. However, in December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)), which became effective January 1, 2006 for the Company. SFAS No. 123(R) eliminated the intrinsic value method of accounting for share-based payments, and instead requires the Company to use a fair-value based method of accounting for share-based payments.
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
— Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments and reclassification due to the sale of discontinued operations, and is presented in the consolidated statements of shareholders’ equity and comprehensive income (loss).
— Derivative Financial Instruments
The Company uses derivative financial instruments (foreign currency forward contracts) to economically hedge currency fluctuations in future cash flows denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. The Company has established policies and procedures for risk assessment and for the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into derivative financial instruments for trading or speculative purposes.
Certain of the Company’s routine long-term contracts to deliver antennas and other hardware for satellite communications are considered to be derivative instruments because these contracts create long-term obligations for non-U.S. customers to pay the Company’s Canadian subsidiary in U.S. dollars. These “embedded” derivatives do

59 of 76

not qualify as hedging instruments and are accounted for at fair value. None of the Company’s derivative instruments were designated as hedges in 2006 or 2005 and as a result all unrealized gains or losses are reflected currently in foreign exchange loss on the consolidated statements of operations. At December 31, 2006, the Company’s net value of all derivatives was a liability of $151,000.
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
— Effect of New Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of SFAS No. 159 on its 2008 consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value and requires expanded disclosure about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those years. The Company is in the process of evaluating the impact of SFAS No. 157 on its 2008 consolidated financial statements.
In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires registrants to quantify misstatements using both income statement (“rollover”) and balance sheet (“iron curtain”) approaches and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening retained earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The Company determined that there are no material misstatements affecting the consolidated financial statements.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company’s adoption of FIN 48 as of January 1, 2007 is not expected to have a material impact on its 2007 consolidated financial statements.
In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on issue EITF 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation).” EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a

60 of 76

customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 are effective for interim and annual reporting periods beginning after December 15, 2006. The Company’s adoption of EITF 06-03 is not expected to have a material impact on its 2007 consolidated financial statements.
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
(2) DISCONTINUED OPERATIONS
In the third quarter of 2003, the second quarter of 2005, and the fourth quarter of 2006, our Board of Directors approved formal plans to sell our S&T/Montreal, SatNet, and EMS Wireless divisions, respectively. As a result, we have accounted for these divisions as discontinued operations and have classified their net assets as held for sale through their dates of disposition. We disposed of our S&T/Montreal division on November 28, 2005, SatNet on March 9, 2006, and EMS Wireless on December 1, 2006.
The Company recognized a loss of $2,246,000 in 2005 from the sale of its S&T/Montreal division, and incurred an additional $1,711,000 in costs to settle various sale-related contingencies in 2006. In conjunction with the sale of its S&T/Montreal division in November 2005, the Company agreed to pay half (to a maximum of $1.25 million) of the potential liability to satisfy grievance claims arising from former employees of S&T/Montreal. In addition, an existing contractual requirement for the Company to post approximately $3 million to secure in-orbit incentive performance of the Radarsat-2 payload was eliminated, but the Company continues to warrant that amount in the event of specified in-orbit payload failures. Based upon the available information, management believes that the outcome for each of these particular contingencies is not probable and cannot be estimated and has not incurred any costs to date with respect to these contingencies. As a result, the Company has not recorded a liability at December 31, 2006 related to any of these contractual arrangements.
Also as part of the agreement to sell the net assets of S&T/Montreal, the Company released the purchaser from a corporate guarantee, resulting in the Company accruing a $1.7 million long-term liability in the fourth quarter of 2005, which increased to $2.0 million during 2006. This liability represents the Company’s estimated loss under an agreement to acquire a sub-license from the purchaser for $8 million in payments over a six-year period, which would entitle the Company to receive a portion of the satellite service revenues from a specific market territory over the same period. The purchaser had previously guaranteed that the revenues derived under the sub-license would equal or exceed the acquisition cost of the sub-license; however, without the guarantee, the Company currently estimates that its portion of the satellite service revenues will be less than the acquisition cost, and the Company has accordingly accrued a net long-term liability.
On March 9, 2006, the Company completed the sale of the assets and operating liabilities of its SatNet division. The Company reported a loss of $1,513,000 in 2006 from the disposal of its SatNet division, including costs to sell. In addition to the purchaser’s assumption of trade payables, liabilities under existing SatNet contracts and other specified liabilities, the agreement provided for the payment of aggregate consideration in the amount of $8,827,000, consisting of cash in the amount of $6,502,000 and an interest-bearing note in the initial principal amount of $2,325,000. The note is to be repaid in three equal annual installments commencing in May 2007.
On December 1, 2006, the Company completed the sale of its EMS Wireless division to Andrew Corporation (“Andrew”). The Company reported a gain of $26.9 million in 2006 from the disposal of its EMS Wireless division, including costs to sell. Total costs incurred for the disposal of this operation were $151,000. Under the sales agreement, the Company is potentially liable for up to $1.2 million should Andrew encounter unanticipated warranty obligations during the first two years after the closing on product previously sold by EMS Wireless. The Company is also obligated to pay to Andrew an amount of up to $900,000 in the aggregate in respect of certain regulatory product approvals that were not obtained prior to closing. The aggregate amount of the payments to be made to

61 of 76

Andrew will depend on the time required to obtain the required regulatory product approvals. Based on its current expectations as to the time that will be required to obtain such approvals, the Company estimates that the aggregate amount of such payments will be approximately $330,000. Royalty payments may be made to the Company in future years depending on Andrew’s sales over a four-year period of the Select-a-Cell repeater product that was developed by EMS Wireless and transferred to Andrew as part of the sales transaction. The amount of potential royalties cannot be reasonably estimated and no related receivable has been recorded.
In the determination of the gain or loss recognized upon the sales of the S&T/Montreal, SatNet and EMS Wireless divisions, the accumulated foreign currency translation gain or loss included within accumulated other comprehensive income (loss) with respect to those divisions was recognized in net earnings (loss) at the time of sale.
The results of these discontinued operations for 2006, 2005 and 2004 were as follows (in thousands):

	2006	2005	2004
Net sales	$46,294	143,926	111,204
Expenses	45,499	141,697	115,520
Gain on sale of assets	(26,856)	—	—
Loss on the sale of assets	3,224	—	—
Estimated loss on disposal	—	16,200	1,700

Earnings (loss) before income taxes	24,427	(13,971)	(6,016)
Income tax (expense) benefit	(7,222)	(2,598)	138

Earnings (loss) from discontinued operations	$17,205	(16,569)	(5,878)

Our discontinued operations reported pre-tax earnings of $24.4 million in 2006, which included a $26.9 million gain on the sale of our EMS Wireless division. This gain was partially offset by an operating loss from our SatNet division through its date of disposition, costs resulting from the resolution of contingent items for our SatNet and S&T/Montreal divisions, as well as legal, audit, and other outside service expenses.
The 2005 pre-tax results from our discontinued operations was a loss of $14.0 million. This loss included impairment charges of $10.0 million and $6.2 million for our S&T/Montreal and SatNet divisions, respectively, to reflect the revised estimate of the fair value, less cost to sell, of these divisions and a $2.2 million loss upon the sale of the S&T/Montreal division. The loss also reflected cost increases on certain long-term contracts at our S&T/Montreal division and lower than expected net sales by our SatNet division. In addition, the results from these Canada-based discontinued operations were adversely affected by a weaker U.S. dollar compared with the Canadian dollar, which increased the reported costs of SatNet’s operations relative to sales under its customer agreements, most of which were denominated in U.S. dollars. These losses were partially offset by earnings of $6.9 million from our EMS Wireless division due to substantial sales of domestic antenna products to several wireless service providers.
The Company recognized a $6.0 million pre-tax loss from discontinued operations in 2004. The most significant factors contributing to this loss related to our S&T/Montreal division: two large commercial space contracts experienced combined losses of $5.4 million due to engineering and supplier difficulties, and we recorded an additional $1.7 million charge to write-down the value of assets held for sale to their estimated fair value, less costs to dispose. These results also reflected a loss from our SatNet division due to lower than expected net sales. Our EMS Wireless division reported pre-tax earnings of $1.9 million in 2004.

62 of 76

The table below presents the components of the balance sheet accounts classified as current assets and liabilities related to assets held for sale as of December 31, 2006 and 2005 (in thousands):

	Dec 31	Dec 31
	2006	2005
Cash and cash equivalents	$—	183
Trade accounts receivable, net	—	21,833
Inventories	—	16,738
Property, plant and equipment, net	—	3,075
Other assets	—	7,355

Total assets held for sale	$—	49,184

Accounts payable	$—	9,812
Other current liabilities	—	3,327

Total liabilities related to assets held for sale	$—	13,139

(3) ACQUISITIONS
The Company has expanded its technology base by acquiring small companies or their assets. In 2004 and 2005, the Company invested a total of $1.8 million and $176,000 on acquisitions, respectively. The largest investment for the three years ended December 31, 2006 was in Multiple Services Technologies, Inc. D/B/A Multitech Corp in 2004. This acquisition was not significant and as a result, pro forma disclosures have not been presented.
(4) TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable at December 31, 2006 and 2005 included the following (in thousands):

	Dec 31	Dec 31
	2006	2005
Amounts billed	$71,327	53,057
Unbilled revenues under long-term contracts (1)	23,134	27,969
Allowance for doubtful accounts	(741)	(588)

Trade accounts receivable, net	$93,720	80,438

(1)	Unbilled net sales under long-term contracts are usually billed and collected within one year
(5) INVENTORIES
Inventories at December 31, 2006 and 2005 included the following (in thousands):

	Dec 31	Dec 31
	2006	2005
Parts and materials	$17,318	14,782
Work-in-process	4,124	2,310
Finished goods	4,600	3,878

Inventories, net	$26,042	20,970

63 of 76

(6) OTHER INTANGIBLE ASSETS
In 2004, the Company acquired certain assets of Multitech, and recorded an intangible asset of $989,000 on the consolidated balance sheet. As of December 31, 2006 and 2005, the net amount of this intangible asset was $495,000 and $693,000, respectively. This intangible asset is being amortized over an estimated useful life of 5 years. Amortization expense relating to this intangible asset was $198,000 in 2006 and 2005, with amortization expense of $198,000 expected for each of the next two years, and $99,000 in the third year.
The Company also acquired various intangible assets through acquisitions of technology companies in prior years totaling $6,113,000 based on the year-end foreign currency exchange rate. As of December 31, 2006 and 2005, the net amount of these additional intangible assets was $1,589,000 and $2,485,000, respectively. These intangible assets are being amortized over their estimated useful lives which range from 5 to 6 years. Amortization expense relating to these intangible assets was $899,000 in 2006 and $1,159,000 in 2005, with amortization expense of $1,001,000 expected for the next year, $398,000 in the second year, $173,000 in the third year, and $17,000 in the fourth year.
(7) LONG-TERM DEBT
The following is a summary of long-term debt at December 31, 2006 and 2005 (in thousands):

	2006	2005
Revolving credit loans with U.S. and Canadian financial institutions, secured by substantially all the assets of the Company, except for certain real estate that secures existing mortgages and other permitted liens, maturing in December 2007, interest payable quarterly at a variable rate (8.62% at the end of 2005)	$—	26,804
Promissory note, secured by a first mortgage on the Company’s headquarters facility, maturing in 2016, principal and interest payable in equal monthly installments of $104 with a fixed interest rate of 8.0%	8,332	8,889
Term loan with an insurance company, secured by a U.S. building, maturing in February 2014, principal and interest payable in equal monthly installments of $68 with a fixed interest rate of 7.1%	4,521	4,995
Capital lease agreements, secured by machinery and equipment, computer hardware, software and peripherals, with various terms through 2009, due in quarterly installments with implicit interest rates of 3.0% to 4.2%	29	338
Financing agreements, related to installation of computer hardware and peripherals and implementation of software, maturing in April 2007, principal and interest payable in equal quarterly installments of $155 with an average fixed interest rate of 5.79%	154	750
Revolving credit loan with a bank in the United Kingdom, maturing in April 2007, interest payable monthly at a variable rate (6.00% at the end of 2006 and 5.50% at the end of 2005)	1,821	1,632

Total long-term debt	14,857	43,408
Less current installments of long-term debt	3,102	6,825

Long-term debt, excluding current installments	$11,755	36,583

The Company used a portion of the $58.7 million net proceeds from the public stock offering in February 2006 to repay all of its borrowings under its U.S. and Canadian revolving credit facilities. The Company invested the remaining proceeds from its stock offering along with the $6.5 million and the $50 million received from the closing of the SatNet sale on March 9, 2006 and the EMS Wireless sale on December 1, 2006 , respectively, in a government obligations money-market fund, in other money-market instruments and interest-bearing deposits.
At December 31, 2006, the Company had a $47.5 million maximum borrowing capacity under its U.S. revolving credit facility and a $14.2 million maximum borrowing capacity under its Canadian revolving credit facility. The revolving facilities are secured by substantially all tangible and intangible assets, with certain exceptions for real estate that secures existing mortgages and other permitted liens. The credit agreements mature in December 2007, with no principal payments required until maturity. Interest under both the U.S. and the Canadian revolving loans are, at the Company’s option, a function of either the bank’s prime rate or LIBOR. A commitment fee equal to 0.375%

64 of 76

per annum of the daily average unused credit in both the U.S. and Canada is payable quarterly. These credit facilities also restrict our ability to declare or pay cash dividends.
The Company has $4.8 million of standby letters of credit to satisfy performance guarantee requirements under certain customer contracts outstanding under the revolving credit agreements. While these obligations are not normally called, they could be called by the beneficiaries at any time before the expiration date should we fail to meet certain contractual requirements. The Company has an additional $70,000 of standby letters of credit outstanding with another Canadian bank to secure a revolving credit facility for a European subsidiary. The Company has deposited $162,000 at a Canadian bank as collateral for these standby letters of credit, which is classified as restricted cash on the Company’s consolidated balance sheet. This will become available in the first quarter of 2010 as the underlying letters of credit expire or are settled. At December 31, 2006, the Company had $46.4 million available for borrowing in the U.S. and $10.5 million available for borrowing in Canada under the respective revolving credit agreements after outstanding letters of credit.
The revolving credit agreements include various covenants such as a required minimum consolidated net worth, a maximum ratio of total funded debt to historical earnings before interest, taxes, depreciation, and amortization (EBITDA), and a minimum ratio of historical EBITDA less capital expenditures and taxes paid to specified fixed charges, mainly interest and scheduled principal repayments under all debt agreements. There are various other covenants that are customary in such borrowings, including a limitation on the ability of the Company to declare or pay cash dividends. At December 31, 2006, the Company was in compliance with these covenants.
Following is a summary of the combined principal maturities of all long-term debt (in thousands):

2007	$3,102
2008	1,154
2009	1,293
2010	1,391
2011	1,500
Thereafter	6,417

Total principal maturities	$14,857

Included in these totals are principal payments to be made under the Company’s capital lease agreements.
Following is a summary of annual payment totals under capital lease agreements (in thousands):

2007	$15
2008	10
2009	4

Total capital lease payments	29
Less: Interest payments	—

Capital lease obligations	$29

In 2006, the Company repaid all of its borrowings under its U.S. and Canadian revolving credit facilities from the $58.7 million in net proceeds from the sale of 3,795,000 of its common stock in a public stock offering in February 2006 (see note 13).
(8) STOCK PLANS
The Company has granted non-qualified stock options to key employees and directors under several stock option plans and nonvested stock. All outstanding options have been granted at 100% of fair market value on each option’s grant date. The principal vesting requirement for all options granted prior to January 1, 2006 was satisfaction of a service condition. The vesting requirements for options granted in 2006 included service-based and performance-based conditions. Grants to executives are made from a shareholder-approved plan. Grants to non-executives are made from a plan that has not been subject to shareholder approval. At December 31, 2006, there were options

65 of 76

exercisable under all plans for approximately 777,000 shares of stock, and there were approximately 394,000 shares available for future option grants. Upon exercise of an option, the Company’s policy is to issue new shares.
Following is a summary of options outstanding at December 31, 2006 (shares in thousands):

	Outstanding			Exercisable
		Weighted	Weighted Average		Weighted
Range of		Average Price	Remaining Years In		Average Price
Exercise Prices	Shares	Per Share	Contractual Life	Shares	Per Share
$11.63 - 13.90	123	$13.08	5.2	104	$13.05
13.90 - 14.94	111	14.20	5.3	108	14.20
14.94 - 15.81	79	15.61	4.9	46	15.65
15.81 - 17.88	11	17.23	2.7	11	17.23
17.88 - 18.99	287	18.47	3.9	188	18.69
18.99 - 22.75	291	20.50	5.1	187	20.84
22.75 - 23.88	133	23.82	2.6	133	23.82

11.63 - 23.88	1,035	18.39	4.4	777	18.50

Prior to January 1, 2006, the Company had used the intrinsic value method of accounting for share-based payment under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” under this accounting treatment, the Company had not recognized in its consolidated statements of operations any compensation cost related to stock options. However, in December 2004, the FASB issued SFAS No. 123(R), which became effective January 1, 2006 for the Company. SFAS No. 123(R) eliminated the intrinsic value method of accounting for share-based payments, and instead requires the Company to use a fair-value based method of accounting for share-based payments.
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
The Company occasionally makes grants of nonvested stock to senior executives. These grants are valued on the date of grant at the intrinsic value of the underlying stock. Typically, the only restriction related to these grants is a service condition. The Company expenses the value of a nonvested grant on a straight-line basis over the related service period. At December 31, 2006, the Company had granted 40,000 nonvested shares to senior executives.
As a result of the adoption of SFAS No. 123(R) on January 1, 2006, and the granting of nonvested stock in 2006, the Company recognized $987,000 of share-based charges to income in 2006, before income tax benefit, for all the Company’s stock plans. The Company also recognized related income tax benefits of $279,000 for the same period.
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

66 of 76

The following is the pro-forma effect on reported net earnings (loss) and earnings (loss) per share, as if the Company had applied the fair value method to measure stock-based compensation in 2005 and 2004 (in thousands, except net earnings (loss) per share):

	2005	2004
Net earnings (loss):
As reported (1)	$(11,443)	192
Stock-based employee compensation expense determined under the fair value method, net of tax	(947)	(2,137)

Pro forma net loss	$(12,390)	(1,945)

Basic net earnings (loss) per share:
As reported	$(1.02)	0.02
Pro forma	(1.11)	(0.18)
Diluted net earnings (loss) per share:
As reported	$(1.02)	0.02
Pro forma	(1.10)	(0.17)

(1)	Stock compensation expense has not been recognized in net loss
The fair values of share options in pro-forma disclosures for periods prior to January 1, 2006 were estimated on the date of grant using the Black-Scholes option pricing model. The pro-forma stock-based employee compensation reported in the year of 2005 was based on options granted between 2002 and 2005, with fair values ranging from $8.30 to $15.53 per share. The critical assumptions in the Black-Scholes option pricing model included expected volatility ranging from approximately .61 to .68, risk-free rates ranging from .9% to 3.9%, no dividend yield, and expected lives ranging from five months to ten years. The Company has also estimated future forfeiture rates, based upon the age and expected length of service of specific option recipients.
Following is a summary of service-based option activity for the year of 2006 (shares and aggregate intrinsic value in thousands):

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Options outstanding at December 31, 2005	1,243	$18.08
Granted	52	18.99
Exercised	(215)	15.90		$742
Forfeited or expired	(219)	19.61

Options outstanding at December 31, 2006	861	18.28	4.4	2,260

Options exercisable at December 31, 2006	777	18.50	4.2	1,780

As of December 31, 2006, there was $460,000 of total unrecognized compensation cost related to nonvested service-based options granted under the Company’s plans. That cost is expected to be recognized over a weighted-average period of 1.9 years.

67 of 76

Options with performance-based and service-based vesting
In 2006, the Company issued options that included both performance-based and service-based vesting conditions. Each option becomes exercisable as to 25% of the shares beginning on the first anniversary of the grant and continuing on the subsequent three anniversaries, provided that the Company or, in the case of divisional employees, the employee’s principal division during the year, has achieved during the year preceding each vesting date, the earnings target specified by the Board’s compensation committee at the beginning of each year. Under SFAS 123(R), fair value cannot be established for any vesting tranches for which the performance condition has not been definitively established, and these tranches have no effect on compensation expense for 2006; the fair value for vesting tranches with no definitively established performance condition will be determined when the performance conditions are established and recognized over the remaining vesting period. These performance-based options expire on the sixth anniversary of the date of grant. All other terms and conditions of the 2006 option grants are similar to options with service-based vesting only.
Following is a summary of 2006 grants (shares in thousands) with performance-based and service-based vesting conditions:

				Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining	Aggregate
		Exercise	Grant-Date	Contractual	Intrinsic
	Shares	Price	Fair Value	Term (years)	Value
Options outstanding at December 31, 2005	—
Granted	183	$18.90	10.09
Exercised	—
Forfeited or expired	(9)	18.05	9.57

Options outstanding at December 31, 2006	174	18.95	10.11	5.3	$—

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
During 2006, the Company received $2.1 million net of withholding taxes from the exercising of share options.
Nonvested stock
Following is a summary of nonvested stock activity for the year of 2006 (shares in thousands):

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested stock outstanding at December 31, 2005	—	$—
Granted	40	17.92
Vested	—	—
Forefeited or expired	—	—

Non-vested stock outstanding at December 31, 2006	40	$17.92

Nonvested stock valued at $717,000 was granted to certain senior executives during 2006. The only restriction on the stock is the completion of specified service periods. As of December 31, 2006, there was $545,000 of total

68 of 76

unrecognized compensation cost related to nonvested stock granted in 2006. That cost is expected to be recognized on a straight-line basis over a weighted average 2.5 year service period.
(9) INCOME TAXES
Total income tax (expense) benefit provided for in the Company’s consolidated financial statements consists of the following for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Income tax benefit (expense), continuing operations	$1,823	(2,094)	(2,134)
Income tax benefit (expense), discontinued operations	(7,222)	(2,598)	138
Income tax benefit resulting from exercise of stock options credited to shareholders’ equity	213	383	384

Total	$(5,186)	(4,309)	(1,612)

The components of income tax (expense) benefit for continuing operations for the years ended December 31, 2006, 2005 and 2004 were (in thousands):

	2006	2005	2004
Current:
Federal	$395	32	(974)
State	(506)	(272)	(206)
Foreign	(1,806)	(53)	(981)

Total	(1,917)	(293)	(2,161)

Deferred:
Federal	2,457	(1,433)	74
State	42	28	(42)
Foreign	1,241	(396)	(5)

Total	3,740	(1,801)	27

Total income tax benefit (expense)	$1,823	(2,094)	(2,134)

Income tax benefit (expense) for continuing operations differed as follows from the amounts computed by applying the U.S. Federal income tax rate of 35%, 34% and 34% to earnings from continuing operations before income taxes for the years ended December 31, 2006, 2005 and 2004, respectively (in thousands):

	2006	2005	2004
Computed “expected” income tax expense	$(4,893)	(2,455)	(2,789)
Reduction (increase) in income tax:
State income taxes, net of federal income tax effect	(321)	(130)	(166)
Tax credits from research activities	4,181	34	64
Difference in effective foreign tax rates	1,494	845	673
Net decrease (increase) to valuation allowance for deferred tax assets	1,881	(242)	—
Foreign permanent differences	(366)	—	—
Other	(153)	(146)	84

Income tax benefit (expense)	$1,823	(2,094)	(2,134)

In 2005, the income tax expense for continuing operations is net of tax benefits, totaling $172,000, recognized from foreign net operating losses. In 2006, income tax expense for continuing operations was increased by $501,000 as the result of adjusting foreign net operating losses. This increase to income tax expense was offset by a $1,881,000

69 of 76

decrease to valuation allowances for foreign net operating losses. The largest portion of the decrease of $1,737,000 is related to the Canadian operations.
The Company’s net deferred tax assets at December 31, 2006 include $437,000 related to a cumulative $1,470,000 net operating loss incurred by certain international operations. The Company has increased the valuation allowance by $307,000 on these deferred tax assets. This increase in valuation allowance was based on management’s assessment that, due to changing business conditions and the limitation of tax planning strategies, the Company was not more likely than not to fully realize these deferred tax assets.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are presented below (in thousands):

	2006	2005
Deferred tax assets:
Accounts receivable	$160	214
Inventories	884	1,544
Accrued compensation costs	975	834
Gain on sales to foreign subsidiaries	222	232
Accrued warranty costs	626	1,669
Foreign research expense and tax credit carry forward	38,077	48,136
Foreign net operating loss carry forward	437	1,798
Impairment on investment	—	3,265
Credit for corporate minimum tax	636	—
Research and development credit carry forward	1,901	—
Intellectual property	187	218
Stock-based compensation	279	—
Other	396	365

Total gross deferred tax assets	44,780	58,275
Valuation allowance	(32,921)	(46,969)

Net deferred tax assets	11,859	11,306

Deferred tax liabilities:
Property, plant and equipment	3,319	6,174
Customer holdbacks receivable	65	65
Other	230	—

Total gross deferred tax liabilities	3,614	6,239

Net deferred tax assets	$8,245	5,067

The net change in the valuation allowance for 2006 and 2005 was a decrease of $14,048,000 and an increase of $10,134,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the expected reversal of deferred tax liabilities, expected levels of future taxable income and tax planning strategies in making this assessment. Based on these considerations, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2006.
The Company has not recognized a deferred tax liability with respect to the undistributed earnings of its foreign operations that arose in 2006 and prior years because the Company considers these earnings to be indefinitely reinvested.
The U.S. continuing operations are consolidated for Federal income tax purposes. These U.S. continuing operations had earnings before income taxes of $5,033,000 in 2006, $711,000 in 2005, and $2,888,000 in 2004. The continuing combined foreign operations reported earnings before income taxes of $8,947,000, $6,509,000, and $5,316,000 in 2006, 2005, and 2004, respectively.

70 of 76

(10) RETIREMENT PLANS
The Company established a qualified defined contribution plan in 1993. All U.S.-based employees that meet a minimum service requirement (approximately 700 employees) are eligible to participate in the plan. Company contributions are allocated to each participant based upon an age-weighted formula that discounts an equivalent benefit (as a percentage of eligible compensation) at age 65 to each employee’s current age. Accumulated contributions are invested at each participant’s discretion from among a diverse range of investment options offered by an independent investment firm selected by the Company.
The Company’s contribution to this plan is determined each year by the Board of Directors. There is no required minimum annual contribution, but the target contribution has been approximately 6% of base payroll. The Company’s total expense from continuing operations related to the defined contribution plan totaled $2.2 million in 2006, $2.1 million for 2005, and $1.8 million for 2004.
The Company sponsors qualified retirement savings plans in the U.S., Canada and the United Kingdom, in which the Company matches a portion of each eligible employee’s contributions. The Company’s matching contributions to these plans for continuing operations were $1.6 million in 2006, $1.4 million in 2005, and $1.4 million in 2004.
(11) FAIR VALUE OF FINANCIAL INSTRUMENTS
The following summarizes certain information regarding the fair value of the Company’s financial instruments at December 31, 2006 and 2005:
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
The Company has two fixed-rate, long-term mortgages. One mortgage has an 8.0% current rate and a carrying amount at December 31, 2006 and 2005 of $8.3 million, and $8.9 million, respectively. The other mortgage has a 7.1% rate and a carrying amount at December 31, 2006 and 2005 of $4.5 million and $5.0 million, respectively. The carrying amounts of the mortgages approximate fair value, based on current market rates at which the Company could borrow funds with similar remaining maturities.
(12) BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION
The Company is organized into three reportable segments: D&SS, LXE, and SATCOM. Each segment is separately managed and comprises a range of products and services that share distinct operating characteristics. The Company evaluates each segment primarily upon operating profit.
The D&SS segment manufactures custom-designed, highly engineered hardware for use in space, airborne, and terrestrial applications for communications, radar, surveillance, precision tracking and electronic countermeasures. Orders typically involve development and production schedules that can extend a year or more, and most revenues are recognized under percentage-of-completion long-term contract accounting. Hardware is sold to prime contractors or systems integrators rather than to end-users.
The LXE segment manufactures mobile terminals and wireless data collection equipment for supply chain execution. The manufacturing cycle for each order is generally just a few days, and revenues are recognized upon shipment of hardware. Hardware is marketed to end-users and to third parties that incorporate their products and services with the Company’s hardware for delivery to end-users.
The SATCOM segment principally manufactures antennas and other hardware for satellite communications systems. The manufacturing cycle for each order is generally just a few days, and revenues are recognized upon shipment of hardware. Hardware is marketed to third parties that incorporate their products and services with the Company’s hardware for delivery to end-users. SATCOM also derives a portion of its net sales (less than 20%) from performance on longer-term development contracts. Net sales on these contracts are accounted for using percentage-of-completion accounting.
Accounting policies for segments are the same as those described in the summary of significant accounting policies, except that deferred income tax assets and liabilities are provided for only at the consolidated level.

71 of 76

The following segment data is presented in thousands:

	Years ended December 31
	2006	2005	2004
Net sales:
Defense & Space Systems	$52,431	51,409	50,059
Less sales to discontinued operations	(15)	(15)	(244)

Defense & Space Systems external sales	52,416	51,394	49,815
LXE	138,001	123,140	111,575
SATCOM	70,702	51,353	39,693
Other	—	—	17

Total	$261,119	225,887	201,100

Operating income (loss):
Defense & Space Systems	$2,572	3,186	2,611
LXE	11,043	7,520	7,262
SATCOM	6,170	3,524	1,713
Other	—	—	(110)
Corporate	(5,428)	(4,006)	(2,379)

Total	$14,357	10,224	9,097

Interest income and other, net of foreign exchange gain (loss):
Defense & Space Systems	$28	(4)	(1)
LXE	8	148	89
SATCOM	(66)	(203)	(171)
Other	—	—	873
Corporate	1,574	359	108

Total	$1,544	300	898

Interest expense:
Defense & Space Systems	$(444)	(372)	(450)
LXE	(405)	(474)	(439)
SATCOM	(117)	(264)	(93)
Corporate	(955)	(2,194)	(809)

Total	$(1,921)	(3,304)	(1,791)

Income tax (expense) benefit:
Defense & Space Systems	$(823)	(1,068)	(823)
LXE	(4,056)	(2,734)	(2,626)
SATCOM	138	443	326
Other	(517)	(233)	(472)
Corporate	7,081	1,498	1,461

Total	$1,823	(2,094)	(2,134)

72 of 76

	Years ended December 31
	2006	2005	2004
Net earnings (loss):
Defense & Space Systems	$1,333	1,742	1,337
LXE	6,590	4,460	4,286
SATCOM	6,125	3,500	1,775
Other	(517)	(233)	291
Corporate	2,272	(4,343)	(1,619)

Earnings from continuing operations	15,803	5,126	6,070
Discontinued operations, net	17,205	(16,569)	(5,878)

Total	$33,008	(11,443)	192

Capital expenditures:
Defense & Space Systems	$2,391	2,735	1,278
LXE	2,467	2,243	2,677
SATCOM	3,227	2,743	335
Corporate	417	1,381	713

Total	$8,502	9,102	5,003

Depreciation and amortization:
Defense & Space Systems	$2,558	2,631	2,599
LXE	2,246	2,419	2,150
SATCOM	2,851	2,832	1,961
Other	—	—	4
Corporate	1,209	1,041	581

Total	$8,864	8,923	7,295

	As of December 31
	2006	2005
Assets:
Defense & Space Systems	$48,517	45,975
LXE	88,925	71,759
SATCOM	60,730	45,223
Other	3,809	8,395
Assets held for sale	—	49,184
Corporate	89,703	4,805

Total	$291,684	225,341

Goodwill — LXE	$9,982	9,982

73 of 76

Following is a summary of enterprise-wide information (in thousands):

	Years ended December 31,
	2006	2005	2004
Net sales to customers in the following countries:
United States	$178,662	150,522	119,982
United Kingdom	13,542	14,171	16,292
Other foreign countries	68,915	61,194	64,826

Total	$261,119	225,887	201,100

	As of December 31,
	2006	2005
Long-lived assets are located in the following countries:
United States	$23,821	24,598
Canada	8,743	8,508
Other foreign countries	1,255	1,277

Total	$33,819	34,383

No customer accounted for more than 10% of consolidated net sales in 2006, 2005 or 2004.
(13) ISSUANCE OF COMMON STOCK
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
(14) COMMITMENTS AND CONTINGENCIES
The Company is committed under several non-cancelable operating leases for office space, computer and office equipment and automobiles. Minimum annual lease payments under such leases related to the Company’s continuing operations are $3,986,000 in 2007, $4,215,000 in 2008, $3,526,000 in 2009, $3,143,000 in 2010, $3,158,000 in 2011 and $16,321,000 thereafter.
The Company also has short-term leases for regional sales offices, equipment and automobiles. Total rent expense under all operating leases was approximately $3,778,000, $2,825,000, and $3,387,000 in 2006, 2005, and 2004, respectively.
As of December 31, 2006, the Company has outstanding purchase commitments of $22,511,000. These represent existing commitments under purchase orders or contracts to purchase inventory and raw materials for our products.
The Company’s SATCOM division has received cost-sharing assistance from the Government of Canada under several programs that support the development of new commercial technologies and products. This funding is repayable in the form of royalties, the level of which will depend upon future revenue derived from the potential new technologies and products. These royalties accrue at rates generally less than one percent of related sales, and will be incurred only if additional revenues are also recognized from new technologies and products. As a result, although the Company cannot accurately estimate the level of future possible royalties, the Company does not believe that such royalties will have a material adverse effect on future results of operations. The Company is also required to pay royalties through its LXE division. These royalty fees are based on the sales of specific products and are calculated at fixed percentages on their net selling price. In total, the Company incurred costs of $745,000 related to royalty fees in 2006.

74 of 76

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
The Company records a liability for the estimated costs to be incurred under warranties, which is included in other current liabilities on the Company’s consolidated balance sheets. The amount of this liability is based upon historical, as well as expected, rates of warranty claims. The warranty liability is periodically reviewed for adequacy and adjusted as necessary. Following is a reconciliation of the aggregate product warranty liability (in thousands):

	Years ended December 31
	2006	2005	2004
Balance at beginning of the year	$1,894	1,613	1,545
Accruals for warranties issued during the year	1,945	1,132	1,926
Settlements made during the year	(1,788)	(851)	(1,858)

Balance at end of year	$2,051	1,894	1,613

(15) LITIGATION
The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

75 of 76

(16) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Following is a summary of interim financial information for the years ended December 31, 2006 and 2005 (in thousands, except net earnings (loss) per share):

	2006 Quarters ended
	1-Apr	1-Jul	30-Sep	31-Dec
Net sales	$59,045	65,046	64,661	72,367
Operating income	2,378	3,365	2,740	5,874
Earnings from continuing operations	1,264	2,241	5,490	6,808
Earnings (loss) from discontinued operations	(1,036)	(569)	82	18,728
Net earnings	228	1,672	5,572	25,536
Net earnings (loss) per share:
Basic:
Continuing operations	$0.10	0.15	0.36	0.45
Discontinued operations	(0.08)	(0.04)	0.01	1.23

Net earnings	$0.02	0.11	0.37	1.68

Diluted:
Continuing operations	$0.10	0.15	0.36	0.44
Discontinued operations	(0.08)	(0.04)	0.01	1.23

Net earnings	$0.02	0.11	0.37	1.67

	2005 Quarters ended
	2-Apr	2-Jul	1-Oct	31-Dec
Net sales	$47,963	57,054	58,525	62,345
Operating income (loss)	(156)	3,551	3,861	2,968
Earnings (loss) from continuing operations	(580)	1,894	2,173	1,639
Earnings (loss) from discontinued operations	276	(7,540)	(3,174)	(6,131)
Net loss	(304)	(5,646)	(1,001)	(4,492)
Net earnings (loss) per share:
Basic:
Continuing operations	$(0.05)	0.17	0.19	0.15
Discontinued operations	0.02	(0.68)	(0.28)	(0.55)

Net loss	$(0.03)	(0.51)	(0.09)	(0.40)

Diluted:
Continuing operations	$(0.05)	0.17	0.19	0.15
Discontinued operations	0.02	(0.67)	(0.28)	(0.55)

Net loss	$(0.03)	(0.50)	(0.09)	(0.40)

76 of 76