Form 10-Q
period 2007-03-31
EMS TECHNOLOGIES INC
filed 2007-05-09
CIK 32198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
Commission file number 0-6072
EMS TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-1035424

(State or other jurisdiction of	(IRS Employer ID Number)
incorporation or organization)

660 Engineering Drive, Norcross, Georgia	30092

(Address of principal executive offices)	(Zip Code)
(770) 263-9200
Registrant’s Telephone Number, Including Area Code
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on May 2, 2007:

Class	Number of Shares

Common Stock, $.10 par Value	15,352,690
AVAILABLE INFORMATION
EMS Technologies, Inc. makes available free of charge, on or through its website at www.ems-t.com, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Information contained on the Company’s website is not part of this report.

PART I
FINANCIAL INFORMATION
ITEM 1. Financial Statements
EMS Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Quarters Ended
	Mar 31	Apr 1
	2007	2006
Product net sales	$56,342	50,867
Service net sales	10,232	8,178

Net sales	66,574	59,045
Product cost of sales	34,715	32,639
Service cost of sales	6,921	5,262

Cost of sales	41,636	37,901
Selling, general and administrative expenses	17,603	14,962
Research and development expenses	4,257	3,804

Operating income	3,078	2,378
Interest income	1,367	341
Interest expense	(453)	(595)
Foreign exchange loss	(152)	(318)

Earnings from continuing operations before income taxes	3,840	1,806
Income tax expense	(960)	(542)

Earnings from continuing operations	2,880	1,264

Discontinued operations (note 2):
Loss from discontinued operations before income taxes	(568)	(614)
Income tax benefit (expense)	101	(422)

Loss from discontinued operations	(467)	(1,036)

Net earnings	$2,413	228

Net earnings (loss) per share (note 3):
Basic:
From continuing operations	$0.19	0.10
From discontinued operations	(0.03)	(0.08)

Net earnings	$0.16	0.02

Diluted:
From continuing operations	$0.19	0.10
From discontinued operations	(0.03)	(0.08)

Net earnings	$0.16	0.02

Weighted average number of shares (note 3):
Basic	15,295	13,247
Diluted	15,380	13,309
See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands)

	Mar 31	Dec 31
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$114,246	109,431
Restricted cash	80	162
Trade accounts receivable, net (note 5)	79,530	93,720
Inventories, net (note 6)	28,811	26,042
Deferred income taxes, net	1,963	1,963
Other current assets	7,425	7,697

Total current assets	232,055	239,015

Property, plant and equipment:
Land	1,150	1,150
Buildings and leasehold improvements	15,437	15,361
Machinery and equipment	74,941	72,569
Furniture and fixtures	8,206	7,763

	99,734	96,843
Less accumulated depreciation and amortization	67,063	65,108

Net property, plant and equipment	32,671	31,735

Deferred income taxes, net – non-current	6,282	6,282
Intangible assets, net	1,832	2,084
Goodwill	9,982	9,982
Other assets	7,799	2,586

Total assets	$290,621	291,684

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited), continued
(in thousands, except share data)

	Mar 31	Dec 31
	2007	2006
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$3,063	3,102
Accounts payable	22,863	29,285
Billings in excess of contract costs	8,148	7,899
Accrued compensation costs	8,370	8,042
Accrued retirement costs	3,326	2,666
Deferred service revenue	7,843	6,289
Other current liabilities	4,364	5,162

Total current liabilities	57,977	62,445
Long-term debt, excluding current installments	11,459	11,755
Other liabilities	4,485	4,401

Total liabilities	73,921	78,601

Shareholders’ equity:
Preferred stock of $1.00 par value per share
Authorized 10,000,000 shares; none issued	—	—
Common stock of $.10 par value per share
Authorized 75,000,000 shares, issued and outstanding 15,346,000 in 2007 and 15,327,000 in 2006	1,535	1,533
Additional paid-in capital	133,550	133,050
Accumulated other comprehensive income — foreign currency translation adjustment	4,964	4,262
Retained earnings	76,651	74,238

Total shareholders’ equity	216,700	213,083

Total liabilities and shareholders’ equity	$290,621	291,684

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended
	Mar 31	Apr 1
	2007	2006
Cash flows from operating activities:
Net earnings	$2,413	228
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and other intangibles amortization	2,100	2,161
Gain on sale of assets	(16)	(42)
Loss from discontinued operations	467	1,036
Stock-based compensation expense	278	138
Changes in operating assets and liabilities:
Trade accounts receivable	8,625	(968)
Billings in excess of contract costs	215	300
Inventories	(2,598)	(2,838)
Accounts payable	(4,510)	(4,340)
Income taxes payable	452	(363)
Accrued costs, deferred revenue, and other current liabilities	2,755	1,464
Other assets and liabilities	(1,197)	(1,560)

Net cash provided by (used in) operating activities in continuing operations	8,984	(4,784)
Net cash provided by (used in) operating activities in discontinued operations	(3,006)	3,097

Net cash provided by (used in) operating activities	5,978	(1,687)

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,686)	(2,120)
Proceeds from sale of assets	845	6,585

Net cash provided by (used in) investing activities in continuing operations	(1,841)	4,465
Net cash used in investing activities in discontinued operations	—	(90)

Net cash provided by (used in) investing activities	(1,841)	4,375

Cash flows from financing activities:
Net change in revolving debt	—	(26,664)
Repayment of term debt	(197)	(317)
Change in restricted cash	82	(33)
Change in cash overdrafts	569	—
Loan closing fees associated with new debt agreement	—	(23)
Proceeds from stock offering, net of expenses	—	58,736
Proceeds from exercise of stock options, net of withholding taxes paid	224	177

Net cash provided by financing activities	678	31,876

Net change in cash and cash equivalents	4,815	34,564
Effect of exchange rates on cash and cash equivalents	—	478
Cash and cash equivalents at beginning of period	109,431	12,795

Cash and cash equivalents at end of period	$114,246	47,837

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2007 and April 1, 2006
1. Basis of Presentation
EMS Technologies, Inc. (“EMS”) designs, manufactures and markets products to satellite and wireless communications markets for both commercial and defense applications. EMS’s products are focused on the needs of the mobile information user, with an increasing emphasis on broadband applications for high-data-rate, high-capacity wireless communications.
The consolidated financial statements include the accounts of EMS Technologies, Inc. and its wholly-owned subsidiaries LXE Inc. and EMS Technologies Canada, Ltd. (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.
In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has accounted for its Space & Technology/Montreal (“S&T/Montreal”), Satellite Networks (“SatNet”) and EMS Wireless divisions as discontinued operations in the accompanying consolidated financial statements.
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
— Cash Equivalents
The Company considers all highly liquid debt instruments with initial or remaining terms of three months or less to be cash equivalents. Cash equivalents at March 31, 2007 and December 31, 2006 included investments of $89.0 million and $91.4 million, respectively, in a government obligations money market fund, other money market instruments and interest-bearing deposits.
— Effect of New Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective at the beginning of fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of SFAS No. 159 on its 2008 consolidated financial statements.
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
2. Discontinued Operations
In 2005 and 2006, we disposed of our S&T/Montreal, SatNet, and EMS Wireless divisions, which have been reported as discontinued operations and their net assets classified as assets held for sale through their dates of disposition. The sales agreements for each of these disposals contained standard indemnification provisions for various contingencies that could not be resolved before the dates of closing and for various representations and warranties by the Company and the purchasers. The Company accrues for a liability related to a contingency, representation or warranty when management considers that the liability is both probable and can be reasonably estimated. Management believes that it is reasonably possible that an additional accrual for these purposes may be made during the remainder of 2007, relating to the repair of certain products manufactured by one of the disposed divisions. Although at present the Company cannot reasonably estimate the range of this potential liability, management believes that such liability is not likely to exceed $3 million. No accrual has been recorded for this potential liability as of March 31, 2007.
In the first quarter of 2007, the Company also incurred costs of $287,000 related to the 2005 sale of S&T/Montreal. These costs principally related to severance claims; the Company’s liability for S&T/Montreal severance claims ends in May 2007.
At March 31, 2007, the Company continued to report a net long-term liability related to the 2005 sale of S&T/Montreal. This liability represents the Company’s estimated loss under a previous agreement to acquire a sub-license from the purchaser of S&T/Montreal for $8 million, to be paid over a six-year period, and which entitles the Company to receive a portion of the satellite service revenues from a specific market territory over the same period.
In the first quarter of 2007, the Company reported a $16,000 loss related to the SatNet division and a $265,000 loss related to the EMS Wireless division, both of which were disposed of in 2006. These 2007 losses related to employee benefit professional services for SatNet and for payment of post-closing expenses that could not be estimated as of the closing date for the EMS Wireless sale.
The results of these discontinued operations for the first quarter of 2007 and 2006 were as follows (in thousands):

	Quarters Ended
	Mar 31	Apr 1
	2007	2006
Net sales	$—	16,424
Expenses	—	16,807
Loss on the sale of assets	568	231

Loss before income taxes	(568)	(614)
Income tax benefit (expense)	101	(422)

Loss from discontinued operations	$(467)	(1,036)

3. Earnings Per Share
Following is a reconciliation of the denominators for basic and diluted earnings per share calculations for the first quarters ended March 31, 2007 and April 1, 2006 (in thousands):

	Quarters Ended
	Mar 31	Apr 1
	2007	2006
Basic-weighted average common shares outstanding	15,295	13,247
Incremental share-based payment	85	62

Diluted-weighted average common shares outstanding	15,380	13,309

4. Comprehensive Income
Following is a summary of comprehensive income (in thousands):

	Quarters Ended
	Mar 31	Apr 1
	2007	2006
Net earnings	$2,413	228
Other comprehensive income:
Reclassification due to sale of discontinued operations	—	2,008
Foreign currency translation adjustment	702	639

Comprehensive income	$3,115	2,875

5. Trade Accounts Receivable
Trade accounts receivable include the following (in thousands):

	Mar 31	Dec 31
	2007	2006
Amounts billed	$62,773	71,327
Unbilled revenues under long-term contracts (1)	18,115	23,134
Allowance for doubtful accounts	(1,358)	(741)

Trade accounts receivable, net	$79,530	93,720

(1)	Unbilled revenues under long-term contracts are usually billed and collected within one year
In the first quarter of 2007, the Company determined that the timing of future product shipments under a significant contract of our D&SS division would be extended beyond the next twelve months. As a result, the Company reclassified $5.1 million of unbilled revenues under long-term contracts from current to long-term assets.

6. Inventories
Inventories include the following (in thousands):

	Mar 31	Dec 31
	2007	2006
Parts and materials	$18,302	17,318
Work-in-process	4,010	4,124
Finished goods	6,499	4,600

Inventories, net	$28,811	26,042

7. Interim Segment Disclosures
The Company is organized into three reportable segments: Defense & Space Systems, LXE and SATCOM. Each segment is separately managed and comprises a range of products and services that share distinct operating characteristics. The Company evaluates each segment primarily upon operating profit.
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

Following is a summary of the Company’s interim segment data (in thousands):

	Quarters Ended
	Mar 31	Apr 1
	2007	2006
Net sales:
Defense & Space Systems	$13,709	11,863
LXE	32,561	31,619
SATCOM	20,304	15,563

Total	$66,574	59,045

Operating income (loss):
Defense & Space Systems	$976	383
LXE	875	1,845
SATCOM	2,561	1,517
Corporate	(1,334)	(1,367)

Total	$3,078	2,378

Net earnings (loss) from continuing operations:
Defense & Space Systems	$565	178
LXE	531	1,108
SATCOM	2,523	1,296
Other	(46)	(85)
Corporate	(693)	(1,233)

Total	$2,880	1,264

8. Warranty Liability
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

	Quarters Ended
	Mar 31	Apr 1
	2007	2006
Balance at beginning of the period	$2,051	1,894
Accruals for warranties issued during the period	669	368
Settlements made during the period	(589)	(295)

Balance at end of period	$2,131	1,967

9. Long-Term Debt
At March 31, 2007, the Company had no borrowings under either its U.S. or Canadian revolving credit facilities, having paid off the previous borrowings under these facilities with a portion of the $58.7 million net proceeds from a public stock offering in February 2006. The Company presently has a $47.5 million maximum borrowing capacity under its U.S. revolving credit facility and a $14.2 million maximum borrowing capacity under its Canadian revolving credit facility. The credit agreements mature in December 2007, and the Company expects to be able to arrange for new credit facilities on favorable terms.
The Company has $6.8 million of standby letters of credit to satisfy performance guarantee requirements under certain customer contracts outstanding under the revolving credit agreement. While these obligations are not normally called, they could be called by the beneficiaries at any time before the expiration date should we fail to meet certain contractual requirements. The Company has an additional $70,000 of standby letters of credit outstanding under another Canadian bank to secure a revolving credit facility for a European subsidiary. As collateral for these standby letters of credit, the Company has deposited $80,000 at a Canadian bank, which is classified as restricted cash on the Company’s consolidated balance sheet; this cash will become available in the first quarter of 2010 when the underlying letters of credit expire or are settled. After deducting outstanding letters of credit, at March 31, 2007 the Company had $46.0 million available for borrowing in the U.S. and $8.9 million available for borrowing in Canada under the respective revolving credit agreements.
At March 31, 2007, the Company was in compliance with all covenants under the revolving credit agreements, including: (1) a required minimum consolidated net worth, (2) a maximum ratio of total funded debt to historical earnings before interest, taxes, depreciation, and amortization (EBITDA) and (3) a minimum ratio of historical EBITDA less capital expenditures and taxes paid to specified fixed charges, mainly interest and scheduled principal repayments under all debt agreements.
10. Stock-Based Compensation
The Company has granted non-qualified stock options to key employees and directors under several stock option plans. At March 31, 2007, there were options exercisable under all plans for approximately 772,000 shares of stock, and there were approximately 70,000 shares available for future option grants. Upon exercise of an option, the Company’s policy is to issue new shares.
Also from these plans, the Company occasionally makes grants of nonvested stock to senior executives. These grants are valued on the date of grant at the intrinsic value of the underlying stock. Typically, the only restriction related to these grants is a service condition. The Company expenses the value of a nonvested grant on a straight-line basis over the related service period. As of March 31, 2007, the Company has granted 43,000 nonvested shares to senior executives.
For all grants of stock options and nonvested shares, the Company recognized share-based, pre-tax charges to income in the first quarter of $278,000 in 2007 and $138,000 in 2006, and related tax benefits of $70,000 in 2007 and $44,000 in 2006.
11. Income Taxes
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the adoption of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. Upon adoption on January 1, 2007, the Company had $2,560,000 of unrecognized tax benefits. At March 31, 2007, the Company had $2,623,000 of unrecognized tax benefits, $1,850,000 of which would affect the Company’s effective tax rate if recognized.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2007, the Company had approximately $48,000 of accrued interest related to uncertain tax positions.
The Company or one of its subsidiaries files income tax returns in the U.S. Federal jurisdiction, and various states and foreign jurisdictions. The Company is generally no longer subject to U.S. Federal, state and local, or non-US income tax examination by tax authorities for years before 2001.
12. Litigation
The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 2. Management‘s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes included in Item 1 of Part 1 of this quarterly report and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2006.
We are a leading innovator in the design, manufacture, and marketing of wireless communications solutions addressing the enterprise mobility, communications-on-the-move and in-flight connectivity markets for both commercial and government end-users. We focus on the needs of the mobile information user and the increasing demand for wireless broadband communications. Our products enable communications across a variety of coverage areas, ranging from global to regional to within a single facility. Our continuing operations include the following three business units:
•	Defense & Space Systems — Highly engineered hardware for satellites and defense electronics applications;

•	LXE — Rugged mobile computer terminals and related equipment for wireless local area networks; and

•	SATCOM — Satellite communications antennas and terminals for aircraft and ground-based vehicles, and satellite ground stations for search and rescue operations.
Following is a summary of significant factors affecting the Company in the first quarter of 2007:
For continuing operations:
•	Net sales of $66.6 million were reported for continuing operations in the first quarter of 2007. This was mainly due to record first quarter net sales from our SATCOM and LXE divisions.

•	Operating income increases were reported by two of our three divisions in the first quarter of 2007. Consolidated operating income for the first quarter of 2007 was $700,000 higher than the amount reported for the same period of 2006.
For discontinued operations:
•	Our discontinued operations reported a combined $568,000 loss before income tax for the first quarter of 2007. This mainly included costs incurred related to certain contingencies set forth in the Company’s asset-sale agreements.
Description of Net Sales, Costs and Expenses
Net sales
The amount of net sales reported in a given period is the most significant factor affecting our operating income. We sell our products through established networks of value-added-resellers and systems integrators who incorporate our products into the systems they sell to end users, as well as directly to end users.
We recognize product-related net sales under most of our customer agreements when we ship units or complete the installation of our products, unless multiple deliverables are involved (mainly experienced at our SATCOM division), in which case we recognize revenue in accordance with FASB Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” If the customer agreement is in the form of a long-term contract (mainly in our Defense & Space Systems division), we recognize revenue under the percentage-of-completion method, using the ratio of cost incurred to total estimated cost as the measure of performance.
In addition to product sales, we also generate service sales from product-related service contracts and repair services for our LXE and SATCOM divisions, and engineering services projects for D&SS. Revenue from product-related service contracts is recognized ratably over the life of the contract. Revenue from engineering services contracts are recognized using the percentage-completion method for fixed price contracts, or as costs are incurred for cost-type contracts. Revenue from repair services is recognized as services are rendered.
Cost of sales
For our LXE and D&SS products, we conduct most of our manufacturing efforts in our Atlanta-area facilities. We manufacture all SATCOM products at our facility in Ottawa, Canada.
Product-related cost of sales includes the cost of materials, payroll and benefits for direct and indirect manufacturing labor, engineering and design costs, outside costs such as subcontracts, consulting or travel related to specific contracts, and manufacturing overhead expenses such as depreciation, utilities and facilities maintenance.
Through our three divisions, we sell a wide range of wireless products into markets with varying competitive conditions; as a result, cost of sales, as a percentage of net sales, varies with each product. The mix of products sold in a given period is a significant factor affecting our operating income. In recent years, the cost-of-sales percentage has generally been lower for LXE and SATCOM products, as compared with products from our Defense & Space Systems division.
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
Cost of sales for product-related service contracts are based on labor and non-labor costs recognized as incurred to fulfill obligations under the Company’s service contracts. Cost of sales for long-term engineering services contracts are based on labor and non-labor costs to complete the contractual deliverables.
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

Interest income
Interest income includes interest income from investments in short-term marketable securities and money-market instruments.
Interest expense
We incur interest expense principally related to mortgages on certain facilities. We do not presently incur interest related to our revolving credit facilities because in February 2006, the Company repaid all of its borrowings under these facilities from the proceeds of a public stock offering.
Foreign exchange gains and losses
We recognize foreign exchange gains and losses, mainly in our SATCOM and LXE divisions, related to assets or liabilities that are denominated in a currency different from the local functional currency. For our Canada-based SATCOM division, most trade receivables relate to contracts denominated in U.S. dollars; when the U.S. dollar weakens against the Canadian dollar, the value of SATCOM’s trade receivables decreases and foreign exchange losses result. For our LXE division’s international subsidiaries, most trade payables are in U.S. dollars and relate to their purchases of hardware from LXE’s U.S. operations for sale in Europe and Asia; when the U.S. dollar weakens against the Euro or other international currency, the value of the LXE subsidiaries’ trade payables decreases and foreign exchange gains result.
We enter into forward currency contracts to reduce our exposure to changes in foreign currency exchange rates. The notional amount of each forward currency contract is based on the amount of exposure for assets or liabilities subject to changes in foreign currency exchange rates. We mark these contracts to market in our consolidated statements of operations.
Income taxes
Typically, the main factor affecting our effective income tax rate each year is the relative proportion of taxable income that we expect to earn in Canada, where the effective rate is lower than in the U.S., or other locations. The lower effective rate in Canada results from certain Canadian tax benefits for research-related expenditures.
Discontinued operations
In 2005 and 2006, we disposed of our S&T/Montreal, SatNet, and EMS Wireless divisions, which have been reported as discontinued operations and their net assets classified as assets held for sale through their dates of disposition. The sales agreements for each of these disposals contained standard indemnification provisions for various contingencies that could not be resolved before the dates of closing and for various representations and warranties by the Company and the purchasers. The Company accrues for a liability related to a contingency, representation or warranty when management considers that the liability is both probable and can be reasonably estimated. Management believes that it is reasonably possible that additional accruals for these purposes may be made during the remainder of 2007, in particular the repair of certain products manufactured by one of the disposed divisions. Although at present the Company cannot reasonably estimate the range of this potential liability, management believes that such liability is not likely to exceed $3 million. No accrual has been recorded for this potential liability as of March 31, 2007.

Results of Operations

	Quarters Ended
	Mar 31	Apr 1
	2007	2006
Product net sales	84.6%	86.1%
Service net sales	15.4	13.9

Net sales	100.0	100.0
Product cost of sales, as a percentage of product net sales	61.6	64.2
Service cost of sales, as a percentage of service net sales	67.6	64.3
Cost of sales	62.5	64.2
Selling, general and administrative expenses	26.5	25.3
Research and development expenses	6.4	6.5

Operating income	4.6	4.0
Interest income	2.1	0.6
Interest expense	(0.7)	(1.0)
Foreign exchange loss	(0.2)	(0.5)

Earnings from continuing operations before income taxes	5.8	3.1
Income tax expense	(1.5)	(1.0)

Earnings from continuing operations	4.3	2.1

Discontinued operations:
Loss from discontinued operations before income taxes	(0.9)	(1.0)
Income tax benefit (expense)	0.2	(0.7)

Loss from discontinued operations	(0.7)	(1.7)

Net earnings	3.6%	0.4%

Three Months ended March 31, 2007 and April 1, 2006:
Net sales increased by 12.8% to $66.6 million from $59.0 million, for the first quarter of 2007 as compared with the same period in 2006, as net sales grew in each of the Company’s three divisions. The largest quarterly growth was a 30.5% increase in net sales to $20.3 million for the SATCOM division, mainly due to strong sales of new high-speed-data aeronautical products in response to growing demands by both the commercial and military markets. LXE’s net sales increase reflected higher net sales from international markets.
Product net sales increased by $5.5 million to $56.3 million in 2007 as compared with 2006. This was mainly due to the strong growth of high-speed-data aeronautical products recorded by our SATCOM division. Service net sales increased by $2.1 million to $10.2 million in 2007 as compared with 2006. This was mainly due to increased activity on a significant military communications research project awarded to our D&SS division. As a percentage of total net sales, both product net sales and service net sales remained relatively unchanged in 2007 as compared with 2006.
Overall cost of sales, as a percentage of consolidated net sales, remained relatively unchanged from the first quarter of 2007 as compared with the same period of 2006. Product cost of sales, as a percentage of its respective net sales, decreased slightly in the first quarter of 2007 as compared with the same period of 2006, due to a higher percentage of high-speed-data aeronautical products sold by our SATCOM division. Service cost of sales, as a percentage of its respective net sales, increased slightly in the first quarter of 2007 as compared with the same period of 2006, due to a higher percentage of service net sales earned from D&SS contracts, which had a higher COS percentage than our LXE and SATCOM divisions.

SG&A, as a percentage of consolidated net sales, was relatively unchanged for the first quarter of 2007 as compared with the first quarter of 2006. Actual expenses increased by $2.6 million, including an increase in marketing and administrative expenses to support the increase in net sales, as well as the effect of changes in foreign exchange rates that increased the reported costs of the international activities of our LXE division, and an approximately $575,000 increase in the reserve for bad debts for one slow-paying distributor at our SATCOM division.
R&D expenses increased by $453,000 mainly due to additional internal development programs for new product introductions by our LXE division.
Interest income increased by $1.0 million as a result of additional interest income earned from higher average investment balances after the Company’s February 2006 public stock offering.
The Company recognized a 25% effective income tax rate in the first quarter of 2007, as compared with 30% in the first quarter of 2006, based upon management’s expected taxable income associated with various tax jurisdictions for the full year. The decrease is due to a higher expected proportion of profits to be earned in Canada, where we have a much lower effective rate than in the U.S. or other locations, and to a higher expected U.S. Federal tax credit for current year qualifying research and development costs. The lower effective tax rate in Canada is due to research-related tax benefits. The overall effective rate is subject to change during the remainder of the year, as actual results and revised forecasts may change management’s expectations for the taxable income associated with various tax jurisdictions.
Net Sales, Cost of Sales, and Operating Income (Loss) by Segment
Our segment net sales, cost of sales as a percentage of respective segment net sales, and segment operating income (loss) were as follows (in thousands):

	Quarters Ended
	Mar 31	Apr 1
	2007	2006
Net sales:
Defense & Space Systems	$13,709	11,863
LXE	32,561	31,619
SATCOM	20,304	15,563

Total	$66,574	59,045

Cost-of-sales percentage:
Defense & Space Systems	76.8%	79.3%
LXE	59.6	60.4
SATCOM	57.1	59.0
Total	62.5	64.2

Operating income (loss):
Defense & Space Systems	$976	383
LXE	875	1,845
SATCOM	2,561	1,517
Corporate and other	(1,334)	(1,367)

Total	$3,078	2,378

Defense & Space Systems: Net sales increased for the first quarter of 2007 as compared with the first quarter of 2006 mainly due to increased activity on defense-related programs. This was partially offset by decreased activity on programs that provide live television on commercial aircraft that are near completion. Orders grew for long-term defense contracts which resulted in a record backlog at the end of the first quarter of 2007 totaling $58.7 million.

Cost of sales as a percentage of net sales decreased in the first quarter of 2007 relative to the same period in 2006 due to improved contract performance.
LXE: Net sales in the first quarter of 2007 were higher than the same period of 2006. The increase in net sales reflects higher net sales in international markets. This increase in international net sales can be attributed to the continued investment in international sales and marketing efforts in Europe, Asia, the Middle East and Australia, and the strengthening of international currencies. Net sales in the Americas markets were approximately the same in both periods.
Cost of sales, as a percentage of net sales, were comparable in the first quarter of 2007 and the first quarter of 2006.
SG&A expenses increased by $1.0 million in the first quarter of 2007 as compared with the same period of 2006 due to expenditures to expand our marketing and distribution in high-potential international markets, and the effect of changes in foreign exchange rates.
SATCOM: Net sales in the first quarter of 2007 increased by 30.5% compared with the first quarter of 2006. This increase was mainly a result of strong sales of new high-speed-data aeronautical products introduced in 2006 in response to growing demands by both the commercial and military markets.
Costs of sales, as a percentage of net sales, decreased slightly in the first quarter of 2007 as compared with the same period of 2006, due to a higher percentage of high-speed-data aeronautical products sold in that period.
SG&A expenditures increased by $1.5 million in the first quarter of 2007 as compared with the first quarter of 2006. This was mainly due to higher marketing and administrative expenses to support the significant growth in net sales and an approximately $575,000 increase in the bad debt reserve for a slow-paying distributor.
Discontinued Operations
In 2005 and 2006, we disposed of our S&T/Montreal, SatNet, and EMS Wireless divisions, which had been reported as discontinued operations and their net assets classified as assets held for sale through their dates of disposition. The sales agreements for each of these disposals contained standard indemnification provisions for various contingencies that could not be resolved before the dates of closing and for various representations and warranties by the Company and the purchasers. The Company accrues for a liability related to a contingency, representation or warranty when management considers that the liability is both probable and can be reasonably estimated. The first quarter 2007 pre-tax loss from our discontinued operations was $568,000. The loss included adjustments to settle employment-related contingencies under the agreement to sell the S&T/Montreal division, and accrual of various expenses for the sale of the SatNet and EMS Wireless divisions that could not be estimated at the respective closing dates.
The first quarter 2006 pre-tax results from the Company’s discontinued operations was a loss of $614,000. In that period, the assets of the SatNet and EMS Wireless divisions were reported as held-for-sale. The loss from discontinued operations related to lower than expected net sales at SatNet and the adverse affect of a weaker U.S. dollar on the profit margin of SatNet’s U.S. dollar-denominated contracts. These unfavorable results were offset somewhat by earnings at EMS Wireless that resulted from significant shipments of domestic antenna products to several wireless service providers to increase their network coverage footprints.
Liquidity and Capital Resources
During the first quarter of 2007, continuing operating activities contributed $9.1 million in positive cash flow mainly due to significant collections received by D&SS, and the net earnings generated by each of the three divisions. This was partially offset by a decrease in payables and an increase in inventory balances in the first quarter of 2007. The $3.0 million of net cash used in operating activities in discontinued operations was mainly for payments of working capital adjustments in accordance with the terms of the sales agreements for our SatNet and EMS Wireless divisions.

During the first quarter of 2006, continuing financing activities generated over $31 million in positive cash flow. This was mainly due to the $58.7 million in net proceeds received from the Company’s public stock offering of 3,795,000 shares, offset by the repayment of all of the Company’s borrowings under its U.S. and Canadian revolving credit facilities of $27 million. The $6.4 million in cash received upon the sale of SatNet was included in cash flows from investing activities.
The Company invested the remaining proceeds from its stock offering along with the proceeds received in 2006 from the sale of its SatNet and EMS Wireless divisions in a government obligations money-market fund, in other money-market instruments and interest-bearing deposits. These investments are all highly liquid and include debt instruments with an initial or remaining term of less than three months. These funds are intended to be used, along with the available credit facility borrowings, to pursue strategic opportunities in markets and products.
At March 31, 2007, the Company had a $47.5 million borrowing capacity under its U.S. revolving credit facility and a $14.2 million borrowing capacity under its Canadian revolving credit facility, and no borrowings were outstanding under either facility. The Company had $6.8 million of outstanding letters of credit at the end of the first quarter 2007, and a total of $54.9 million available for borrowing under these revolving credit facilities. The Company’s revolving credit facilities mature in December 2007, and the Company expects to arrange for new credit facilities on favorable terms.
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
Off-Balance Sheet Arrangements
The Company has $6.8 million of standby letters of credit outstanding under its revolving credit facilities to satisfy performance guarantee requirements under certain customer contracts. While these obligations are not normally called, they could be called by the beneficiaries at any time before the expiration date should we fail to meet certain contractual requirements. The Company has an additional $70,000 of standby letters of credit outstanding under another Canadian bank to secure a revolving credit facility for one of its foreign locations. As collateral for these standby letters of credit, the Company has deposited $80,000 at a Canadian bank, which is classified as restricted cash on the Company’s consolidated balance sheet. This cash will become available to the Company in the first quarter of 2010 when the underlying letters of credit expire or are settled. After deducting the outstanding letters of credit, at March 31, 2007 the Company had $46.0 million available for borrowing in the U.S. and $8.9 million available for borrowing in Canada under the respective revolving credit agreements.
The sales agreements for the disposal of the S&T/Montreal, SatNet, and EMS Wireless divisions contain standard indemnification provisions for various contingencies that could not be resolved before the dates of closing and for various representations and warranties by the Company and the purchasers. The Company accrues for a liability related to a contingency, representation or warranty when management considers that the liability is both probable and can be reasonably estimated.

Commitments and Contractual Obligations
As of March 31, 2007, the Company’s material contractual cash commitments and material other commercial commitments have not changed significantly from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2006, except for the effects of adopting FIN 48. Upon adoption on January 1, 2007, the Company had $2,560,000 of unrecognized tax benefits. At March 31, 2007, the Company had $2,623,000 of unrecognized tax benefits, $1,850,000 of which would affect the Company’s effective tax rate if recognized. The Company can not predict whether these unrecognized tax benefits will result in actual payments, or the timing of such payments.
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
Revenue recognition on long-term contracts
Revenue recognition for fixed-price, long-term contracts is a critical accounting policy involving significant management estimates by the Defense & Space Systems and SATCOM divisions. Long-term contracts use the ratio of cost-incurred to total-estimated-cost as the measure of performance that determines how much revenue should be recognized (percentage-of-completion method of accounting). Cost incurred and estimates of cost to complete include overhead expenses, which are applied at a budgeted rate; the budgeted overhead rate has historically been closely comparable with the periodic actual overhead rate, but any budget-versus-actual rate variance during an accounting period is expensed in that period, with no effect on revenues recognized.
The determination of total estimated cost relies on engineering estimates of the cost to complete the contract, with allowances for identifiable risks and uncertainties. If changes in engineering estimates result in an expected cost overrun (i.e. the estimated cost to complete exceeds the revenue to be recognized on the remainder of the contract), then revenue recognized-to-date will be adjusted downward, so that the revenue to be recognized on the remainder of the contract will equal the estimated cost to complete. Engineering estimates are frequently reviewed and updated; however, unforeseen problems can occur to substantially reduce the rate of future revenue recognition in relation to costs incurred. As of March 31, 2007, the Company had recognized a cumulative total of $23.2 million in revenues from continuing operations under percentage-of-completion accounting, but which revenues were unbilled as of that date due to the billing milestones specified in the respective customer contracts.
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
Evaluation of contingencies related to discontinued operations
In November 2005, March 2006, and December 2006, we completed transactions to sell our discontinued operations, comprising the former S&T/Montreal, SatNet and EMS Wireless divisions, respectively. The sales agreements obligated the purchasers and us to make cash adjustments if working capital or net receivables, as of closing, varied from contractual benchmarks. We also may receive additional cash or incur additional costs depending upon the outcome of certain other contingencies in the sales contracts. We evaluate these contingencies and accrue a liability when we believe an outcome is probable and can be estimated. As of March 31, 2007, we accrued amounts related to the expected resolution of the dispositions of discontinued operations that could vary from the actual amounts. The most significant accrued cost is a $2.0 million liability for the estimated loss under a sub-license agreement with one of the purchasers, which we released from a corporate guarantee as part of the sales agreement.
Establishment of reserves for deferred income tax assets
It had been management’s expectation until 2005 that our Canadian operations would generate enough research-related tax benefits each year to offset any Canadian federal tax liability for any given year. We had reserved substantially all the net deferred tax assets associated with these research-related tax benefits (totaling approximately $38.0 million at the end of 2006), because the extent to which these deferred income tax assets were to be realized in the future was uncertain.
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
Forward-Looking Statements
The Company has included forward-looking statements in management’s discussion and analysis of financial condition and results of operations. All statements, other than statements of historical fact, included in this report that address activities, events or developments that we expect or anticipate will or may occur in the future, or that necessarily depend upon future events, including such matters as our expectations with respect to future financial performance, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. Actual results could differ materially from those suggested in any forward-looking statements as a result of a variety of factors. Such factors include, but are not limited to:
•	economic conditions in the U.S. and abroad and their effect on capital spending in the Company’s principal markets;

•	difficulty predicting the timing of receipt of major customer orders, and the effect of customer timing decisions on the Company’s quarterly results;

•	successful completion of technological development programs by the Company and the effects of technology that may be developed by, and patent rights that may be held or obtained by, competitors;

•	U.S. defense budget pressures on near-term spending priorities;

•	uncertainties inherent in the process of converting contract awards into firm contractual orders in the future;

•	volatility of foreign exchange rates relative to the U.S. dollar and their effect on purchasing power by international customers, and the cost structure of the Company’s non-U.S. operations, as well as the potential for realizing foreign exchange gains and losses associated with non-U.S. assets or liabilities held by the Company;

•	successful resolution of technical problems, proposed scope changes, or proposed funding changes that may be encountered on contracts;

•	changes in the Company’s consolidated effective income tax rate caused by the extent to which actual taxable earnings in the U.S., Canada and other taxing jurisdictions may vary from expected taxable earnings;

•	successful transition of products from development stages to an efficient manufacturing environment;

•	changes in the rate at which the Company’s products are returned for repair or replacement under warranty;

•	customer response to new products and services, and general conditions in the Company’s target markets (such as logistics, and space-based communications);

•	the success of certain of the Company’s customers in marketing our line of high-speed commercial airline communications products as a complimentary offering with their own lines of avionics products;

•	the availability of financing for satellite data communications systems;

•	development of successful working relationships with local business and government personnel in connection with distribution and manufacture of products in foreign countries;

•	the demand growth for various mobile and high-speed data communications services;

•	the Company’s ability to attract and retain qualified personnel, particularly those with key technical skills;

•	the availability of sufficient additional credit or other financing, on acceptable terms, to support any large acquisitions that we believe would contribute to our growth and profitability;

•	our ability to negotiate successfully with potential acquisition candidates, finance acquisitions, or effectively integrate the acquired businesses, products or technologies into the Company’s existing businesses and products, and the risk that any such acquisitions do not perform as expected or are otherwise dilutive to our earnings;

•	the potential effects, on cash and results of discontinued operations, of final resolution of potential liabilities under warranties and representations made by the Company, and obligations assumed by purchasers, in connection with the Company’s dispositions of discontinued operations;

•	the availability, capabilities and performance of suppliers of basic materials, electronic components and sophisticated subsystems on which the Company must rely in order to perform according to contract requirements, or to introduce new products on the desired schedule; and

•	uncertainties associated with U.S. export controls and the export license process, which restrict the Company’s ability to hold technical discussions with customers, suppliers and internal engineering resources and can reduce the Company’s ability to obtain sales from foreign customers or to perform contracts with the desired level of efficiency or profitability.

Additional information concerning these and other potential risk factors is included in Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Effect of New Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective at the beginning of fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of SFAS No. 159 on its 2008 consolidated financial statements.
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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
As of March 31, 2007, the Company had the following market risk sensitive instrument (in thousands):

Revolving credit loan with a bank in the United Kingdom, matures in April 2008, interest payable monthly at a variable rate (6.25% at the end of the quarter)	$1,915

A 1% increase in the interest rates for our market-sensitive debt obligations would have increased interest expense by $5,000 for the quarter based on the average outstanding borrowings under these obligations.
As of March 31, 2007, the Company also had intercompany accounts that eliminate in consolidation but that are considered market risk sensitive instruments. Short-term due to (from) the parent, payable (receivable) by international subsidiaries arising from purchase of the parent’s products for sale were as follows:

	Exchange Rate	$U.S.
	($U.S. per unit of	in thousands
	local currency)	(reporting currency)
Belgium	1.3373 /Euro	$3,804
Italy	1.3373 /Euro	1,901
Australia	0.8104 /Dollar	876
Netherlands	1.3373 /Euro	767
Canada	0.8674 /Dollar	595
United Kingdom	1.9687 /Pound	499
Sweden	0.1432 /Krona	242
France	1.3373 /Euro	24
Germany	1.3373 /Euro	5
Singapore	0.6590 /Dollar	(16)

Total short-term due to parent		$8,697

The Company has foreign currency risks associated with forward contracts as follows (in thousands, except average contract rate):

			Average	($U.S.)
	Notional		Contract	Fair
	Amount		Rate	Value
Foreign currency forward contracts
Euros (sell for U.S. dollars)	4,300	EURO	1.3104	$(124)
U.S. dollars (sell for Canadian dollars)	14,400	USD	1.1558	52
Australian dollars (sell for U.S. dollars)	800	AUD	0.7502	(43)
British pounds (buy with Canadian dollars)	1,000	GBP	2.3045	(33)
British pounds (sell for U.S. dollars)	340	GBP	1.9505	(6)

				$(154)

Embedded derivatives
Qualifying for U.S. dollar contracts at Canadian subsidiary	4,738	USD	0.8674	$(30)

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
During the first quarter of 2007, there were no changes that have materially affected, or are likely to materially affect, our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act).

PART II
OTHER INFORMATION
ITEM 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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
10.1 Description of Certain Elements of the Compensation of Certain Executive Officers. *
10.2 Letter dated March 19, 2007 concerning compensation arrangements with Vice President of Corporate Development. *
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32 Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMS TECHNOLOGIES, INC.

By:	/s/ Paul B. Domorski	Date: May 9, 2007

Paul B. Domorski
President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Don T. Scartz	Date: May 9, 2007

Don T. Scartz
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)