Form 10-Q
period 2007-06-30
EMS TECHNOLOGIES INC
filed 2007-08-08
CIK 32198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on August 2, 2007:

Class	Number of Shares

Common Stock, $.10 par Value	15,374,073
AVAILABLE INFORMATION
EMS Technologies, Inc. makes available free of charge, on or through its website at www.ems-t.com, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Information contained on the Company’s website is not part of this report.

PART I
FINANCIAL INFORMATION
ITEM 1. Financial Statements
EMS Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Quarters Ended		Six Months Ended
	June 30	July 1	June 30	July 1
	2007	2006	2007	2006
Product net sales	$62,061	56,308	118,321	107,165
Service net sales	10,086	8,738	20,400	16,926

Net sales	72,147	65,046	138,721	124,091
Product cost of sales	39,290	35,553	73,864	68,030
Service cost of sales	5,950	5,597	13,012	11,021

Cost of sales	45,240	41,150	86,876	79,051
Selling, general and administrative expenses	18,147	16,481	35,750	31,443
Research and development expenses	4,780	4,050	9,037	7,854

Operating income	3,980	3,365	7,058	5,743
Interest income	1,489	621	2,856	962
Interest expense	(547)	(446)	(1,000)	(1,041)
Foreign exchange loss	(324)	(337)	(476)	(655)

Earnings from continuing operations before income taxes	4,598	3,203	8,438	5,009
Income tax expense	1,024	962	1,984	1,504

Earnings from continuing operations	3,574	2,241	6,454	3,505

Discontinued operations (note 2):
Earnings (loss) from discontinued operations before income taxes	2	(556)	(566)	(1,170)
Income tax benefit (expense)	1	(13)	102	(435)

Earnings (loss) from discontinued operations	3	(569)	(464)	(1,605)

Net earnings	$3,577	1,672	5,990	1,900

Net earnings (loss) per share:
Basic:
From continuing operations	$0.23	0.15	0.42	0.25
From discontinued operations	—	(0.04)	(0.03)	(0.12)

Net earnings	$0.23	0.11	0.39	0.13

Diluted:
From continuing operations	$0.23	0.15	0.42	0.25
From discontinued operations	—	(0.04)	(0.03)	(0.12)

Net earnings	$0.23	0.11	0.39	0.13

Weighted average number of shares (note 3):
Basic	15,312	15,185	15,303	14,083
Diluted	15,388	15,252	15,384	14,147
See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands)

	June 30	Dec 31
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$117,043	109,431
Restricted cash	81	162
Trade accounts receivable, net (note 5)	81,108	93,720
Inventories, net (note 6)	29,699	26,042
Deferred income taxes, net	1,963	1,963
Other current assets	6,069	7,697

Total current assets	235,963	239,015

Property, plant and equipment:
Land	1,150	1,150
Buildings and leasehold improvements	15,526	15,361
Machinery and equipment	78,149	72,569
Furniture and fixtures	9,326	7,763

Total property, plant and equipment	104,151	96,843
Less accumulated depreciation and amortization	69,846	65,108

Net property, plant and equipment	34,305	31,735

Deferred income taxes, net – non-current	6,282	6,282
Intangible assets, net	1,901	2,084
Goodwill	9,982	9,982
Other assets	7,192	2,586

Total assets	$295,625	291,684

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited), continued
(in thousands, except share data)

	June 30	Dec 31
	2007	2006
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$2,737	3,102
Accounts payable	23,743	29,285
Billings in excess of contract costs	7,798	7,899
Accrued compensation costs	7,122	8,042
Accrued retirement costs	1,403	2,666
Deferred service revenue	6,976	6,289
Other current liabilities (note 8)	4,566	5,162

Total current liabilities	54,345	62,445
Long-term debt, excluding current installments	11,161	11,755
Other liabilities	5,210	4,401

Total liabilities	70,716	78,601

Shareholders’ equity:
Preferred stock of $1.00 par value per share
Authorized 10,000,000 shares; none issued	—	—
Common stock of $.10 par value per share
Authorized 75,000,000 shares, issued and outstanding 15,364,000 in 2007 and 15,327,000 in 2006	1,536	1,533
Additional paid-in capital	134,227	133,050
Accumulated other comprehensive income — foreign currency translation adjustment	8,918	4,262
Retained earnings	80,228	74,238

Total shareholders’ equity	224,909	213,083

Total liabilities and shareholders’ equity	$295,625	291,684

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended
	June 30	July 1
	2007	2006
Cash flows from operating activities:
Net earnings	$5,990	1,900
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and other intangibles amortization	4,474	4,318
Loss (gain) on sale of assets	25	(316)
Loss from discontinued operations	464	1,605
Stock-based compensation expense	709	205
Changes in operating assets and liabilities:
Trade accounts receivable	11,103	(4,854)
Inventories	(2,929)	(2,962)
Accounts payable	(4,309)	(6,175)
Billings in excess of contract costs	(345)	500
Income taxes payable	990	(129)
Accrued retirement costs	(2,263)	(3,011)
Accrued costs, deferred revenue, and other	1,541	1,603

Net cash provided by (used in) operating activities in continuing operations	15,450	(7,316)
Net cash (used in) provided by operating activities in discontinued operations	(3,637)	7,205

Net cash provided by (used in) operating activities	11,813	(111)

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,626)	(3,750)
Payments for asset acquisitions	—	(125)
Proceeds from sale of assets	845	10,525

Net cash (used in) provided by investing activities in continuing operations	(4,781)	6,650
Net cash used in investing activities in discontinued operations	—	(223)

Net cash (used in) provided by investing activities	(4,781)	6,427

Cash flows from financing activities:
Net change in revolving debt	(399)	(27,035)
Repayment of term debt	(546)	(797)
Change in restricted cash	81	2,461
Proceeds from stock offering, net of expenses	—	58,736
Proceeds from exercise of stock options, net of withholding taxes paid	471	1,305

Net cash (used in) provided by financing activities in continuing operations	(393)	34,670

Net change in cash and cash equivalents	6,639	40,986
Effect of exchange rates on cash and cash equivalents	973	1,204
Cash and cash equivalents at beginning of period	109,431	12,795

Cash and cash equivalents at end of period	$117,043	54,985

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2007 and July 1, 2006
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
— Cash Equivalents
The Company considers all highly liquid debt instruments with initial or remaining terms of three months or less to be cash equivalents. Cash equivalents at June 30, 2007 and December 31, 2006 included investments of $90.3 million and $91.4 million, respectively, in a government obligations money market fund, other money market instruments and interest-bearing deposits.
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
2. Discontinued Operations
In 2005 and 2006, we disposed of our S&T/Montreal, SatNet, and EMS Wireless divisions, which have been reported as discontinued operations and their net assets classified as assets held for sale through their dates of disposition. The sales agreements for each of these disposals contained standard indemnification provisions for various contingencies that could not be resolved before the dates of closing and for various representations and warranties provided by the Company and the purchasers. The Company accrues for a liability related to a contingency, representation or warranty when management considers that the liability is both probable and can be reasonably estimated. Management believes that it is reasonably possible that an additional accrual for these purposes may be made during the remainder of 2007, relating to the repair of certain products manufactured by one of the disposed divisions. Although at present the Company cannot reasonably estimate the range of this potential liability, management believes that such liability is not likely to exceed $3 million. No accrual has been recorded for this potential liability as of June 30, 2007.
At June 30, 2007, the Company had recorded a long-term liability related to the 2005 sale of S&T/Montreal. This liability represents the Company’s estimated loss under a previous agreement to acquire a sub-license from the purchaser of S&T/Montreal for $8 million, to be paid over a six-year period, and which entitles the Company to receive a portion of the satellite service revenues from a specific market territory over the same period.
In the second quarter of 2007, discontinued operations had a negligible net effect on the Company’s net earnings. For the first six months of 2007, discontinued operations reported a loss of $566,000 from expenses (primarily in the first quarter of the year) for legal, audit, and other outside services, as well as the effect of additional costs incurred to settle various contingent items.
The results of these discontinued operations for the second quarter and first six months of 2007 and 2006 were as follows (in thousands):

	Quarters Ended		Six Months Ended
	June 30	July 1	June 30	July 1
	2007	2006	2007	2006
Net sales	$—	12,917	—	29,341
Expenses	—	(12,675)	—	(29,482)
Gain (loss) on the sale of assets	2	(798)	(566)	(1,029)

Earnings (loss) before income taxes	2	(556)	(566)	(1,170)
Income tax benefit (expense)	1	(13)	102	(435)

Earnings (loss) from discontinued operations	$3	(569)	(464)	(1,605)

3. Earnings Per Share
Following is a reconciliation of the denominators for basic and diluted earnings per share calculations (in thousands):

	Quarters Ended		Six Months Ended
	June 30	July 1	June 30	July 1
	2007	2006	2007	2006
Basic-weighted average common shares outstanding	15,312	15,185	15,303	14,083
Incremental share-based payment	76	67	81	64

Diluted-weighted average common shares outstanding	15,388	15,252	15,384	14,147

4. Comprehensive Income
Following is a summary of comprehensive income (in thousands):

	Quarters Ended		Six Months Ended
	June 30	July 1	June 30	July 1
	2007	2006	2007	2006
Net earnings	$3,577	1,672	5,990	1,900
Other comprehensive income:
Reclassification due to sale of discontinued operations	—	—	—	2,008
Foreign currency translation adjustment	3,954	3,039	4,656	3,678

Comprehensive income	$7,531	4,711	10,646	7,586

5. Trade Accounts Receivable
Trade accounts receivable include the following (in thousands):

	June 30	Dec 31
	2007	2006
Amounts billed	$64,011	71,327
Unbilled revenues under long-term contracts (1)	18,452	23,134
Allowance for doubtful accounts	(1,355)	(741)

Trade accounts receivable, net	$81,108	93,720

(1)	Unbilled revenues under long-term contracts are usually billed and collected within one year.
In the first quarter of 2007, the Company determined that the timing of future product shipments under a significant contract of our D&SS division would be extended beyond the next twelve months. As a result, the Company reclassified $4.0 million of unbilled revenues under long-term contracts from current to long-term assets.
6. Inventories
Inventories include the following (in thousands):

	June 30	Dec 31
	2007	2006
Parts and materials	$18,634	17,318
Work-in-process	3,566	4,124
Finished goods	7,499	4,600

Inventories, net	$29,699	26,042

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
Following is a summary of the Company’s interim segment data (in thousands):

	Quarters Ended		Six Months Ended
	June 30	July 1	June 30	July 1
	2007	2006	2007	2006
Net sales:
Defense & Space Systems	$14,726	11,498	28,435	23,361
LXE	37,489	35,106	70,050	66,725
SATCOM	19,932	18,442	40,236	34,005

Total	$72,147	65,046	138,721	124,091

Operating income (loss):
Defense & Space Systems	$827	349	1,803	732
LXE	2,160	2,902	3,035	4,747
SATCOM	1,627	1,337	4,188	2,854
Corporate	(634)	(1,223)	(1,968)	(2,590)

Total	$3,980	3,365	7,058	5,743

Net earnings (loss) from continuing operations:
Defense & Space Systems	$487	149	1,052	327
LXE	1,342	1,684	1,873	2,792
SATCOM	1,667	1,124	4,195	2,420
Other	(139)	(132)	(189)	(217)
Corporate	217	(584)	(477)	(1,817)

Total	$3,574	2,241	6,454	3,505

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

	Quarters Ended		Six Months Ended
	June 30	July 1	June 30	July 1
	2007	2006	2007	2006
Balance at beginning of the period	$2,131	1,967	2,051	1,894
Accruals for warranties issued during the period	563	710	1,232	1,078
Settlements made during the period	(448)	(523)	(1,037)	(818)

Balance at end of period	$2,246	2,154	2,246	2,154

9. Revolving Credit Facilities
At June 30, 2007, the Company had no borrowings under either its U.S. or Canadian revolving credit facilities, having paid off the previous borrowings under these facilities with a portion of the $58.7 million net proceeds from a public stock offering in February 2006. The Company presently has a $47.5 million maximum borrowing capacity under its U.S. revolving credit facility and a $14.2 million maximum borrowing capacity under its Canadian revolving credit facility. The credit agreements mature in December 2007.
The Company has $6.9 million of standby letters of credit to satisfy performance guarantee requirements under certain customer contracts outstanding under the revolving credit agreement. While these obligations are not normally called, they could be called by the beneficiaries at any time before the expiration date should we fail to meet certain contractual requirements. The Company has an additional $70,000 of standby letters of credit outstanding under another Canadian bank to secure a revolving credit facility for a European subsidiary. As collateral for these standby letters of credit, the Company has deposited $81,000 at a Canadian bank, which is classified as restricted cash on the Company’s consolidated balance sheet; this cash will become available in the first quarter of 2010 when the underlying letters of credit expire or are settled. After deducting outstanding letters of credit, at June 30, 2007 the Company had $46.0 million available for borrowing in the U.S. and $8.8 million available for borrowing in Canada under the respective revolving credit agreements.
At June 30, 2007, the Company was in compliance with all covenants under the revolving credit agreements, including: (1) a required minimum consolidated net worth, (2) a maximum ratio of total funded debt to historical earnings before interest, taxes, depreciation, and amortization (EBITDA) and (3) a minimum ratio of historical EBITDA less capital expenditures and taxes paid to specified fixed charges, mainly interest and scheduled principal repayments under all debt agreements.
10. Stock-Based Compensation
The Company has granted non-qualified stock options to key employees and directors under several stock option plans. At June 30, 2007, there were options exercisable under all plans for approximately 756,000 shares of stock, and there were approximately 2,018,000 shares available for future option grants. Upon exercise of an option, the Company’s policy is to issue new shares.
Also from these plans, the Company occasionally makes grants of nonvested stock to senior executives. These grants are valued on the date of grant at the intrinsic value of the underlying stock. Typically, the only restriction related to these grants is a service condition. The Company expenses the value of a nonvested grant on a straight-line basis over the related service period. As of June 30, 2007, the Company has granted 43,000 nonvested shares to senior executives.
For all grants of stock options and nonvested shares, the Company recognized share-based, pre-tax charges to income in the second quarter and first six months of $432,000 and $709,000 in 2007 and $68,000 and $205,000 in

2006, respectively. The related tax benefits for the second quarter and first six months were $108,000 and $177,000 in 2007 and $20,000 and $62,000 in 2006, respectively.
11. Income Taxes
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the adoption of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. Upon adoption on January 1, 2007, the Company had $2,560,000 of unrecognized tax benefits. At June 30, 2007, the Company had $2,819,000 of unrecognized tax benefits, $1,975,000 of which would affect the Company’s effective tax rate if recognized.
The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2007, the Company had approximately $149,000 of accrued interest related to uncertain tax positions.
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
13. Subsequent Events
On July 26, 2007, the Company acquired DSpace Pty. Ltd., of Adelaide, Australia, for $5.0 million in cash paid at closing, with an additional $700, 000 due if certain performance criteria are met within the following 18 months. DSpace is now an operating entity of the Company’s SATCOM division, and will be included in the Company’s results of operations from the acquisition date.

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
We are a leading innovator in the design, manufacture, and marketing of wireless communications solutions addressing the enterprise mobility, communications-on-the-move and in-flight connectivity markets for both commercial and government end-users. We focus on the needs of the mobile information user and the increasing demand for wireless broadband communications. Our products enable communications across a variety of coverage areas, ranging from global to regional to within a single facility. Our continuing operations include the following three business units:
•	Defense & Space Systems — Highly engineered hardware for satellites and defense electronics applications;

•	LXE — Rugged mobile computer terminals and related equipment for wireless local area networks; and

•	SATCOM — Satellite communications antennas and terminals for aircraft and ground-based vehicles, and satellite ground stations for search and rescue operations.
Following is a summary of significant factors affecting the Company in the second quarter and first six months of 2007:
For continuing operations:
•	The increases in consolidated net sales for the second quarter and first six months of 2007 as compared with 2006 reflected record revenues for the interim periods by our SATCOM and LXE divisions and favorable execution on long-term contracts by D&SS, which reported its highest revenues for these interim periods in the past 10 years.

•	The main factors resulting in higher consolidated operating income for the second quarter and first six months of 2007 as compared with 2006 were the continued high profitability in our SATCOM division and lower corporate expenses.
For discontinued operations:
•	The financial results for discontinued operations now reflect only the resolution of various contingencies under the asset-sale agreements, and discontinued operations had no material net effect on the second quarter results.
Description of Net Sales, Costs and Expenses
Net sales
The amount of net sales reported in a given period is the most significant factor affecting our operating income. We sell our products through established networks of value-added-resellers and systems integrators who incorporate our products into the systems they sell to end users. We also sell directly to end users.
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
Through our three divisions, we sell a wide range of advanced wireless communications products into markets with varying competitive conditions; as a result, cost of sales, as a percentage of net sales, varies with each product. The mix of products sold in a given period is a significant factor affecting our operating income. In recent years, the cost-of-sales percentage has generally been lower for LXE and SATCOM products, as compared with products from our Defense & Space Systems division.
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
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses include salaries, commissions, bonuses and related overhead costs for our personnel engaged in sales, administration, finance, information systems and legal functions. Also included in SG&A are the costs of engaging outside professional services for consultation on legal, accounting, tax and management information system matters, auditing and tax compliance, and general corporate expenditures to other outside suppliers and service providers.
Research and development expenses
Research and development (“R&D”) expenses represent the cost of our development efforts, net of reimbursement under specific customer-funded R&D agreements. R&D expenses include salaries of engineers and technicians and related overhead expenses, the cost of materials utilized in research, and additional engineering or consulting services provided by independent companies. R&D costs are expensed as they are incurred. We also often incur significant development costs to meet the requirements of customer contracts in our Defense & Space Systems division, and we report these costs in the consolidated statements of operations as cost of sales.
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
We regularly assess the Company’s exposures to changes in foreign exchange rates and as a result, we may enter into forward currency contracts to reduce those exposures. The notional amount of each forward currency contract is based on the amount of exposure for assets or liabilities subject to changes in foreign currency exchange rates. We mark these contracts to market in our consolidated statements of operations.
Income taxes
Typically, the main factor affecting our effective income tax rate each year is the relative proportion of taxable income that we expect to earn in Canada, where the effective rate is lower than in the U.S., or other locations. The lower effective rate in Canada results from tax benefits for research-related expenditures and lower statutory rates.
Discontinued operations
In 2005 and 2006, we disposed of our S&T/Montreal, SatNet, and EMS Wireless divisions, which have been reported as discontinued operations, and their net assets were classified as assets held for sale through their dates of disposition. In 2007 and going forward, the only activity reported under discontinued operations relates to the resolution of various contingencies, representations or warranties under standard indemnification provisions in the sales agreements. The Company accrues for a liability related to a contingency, representation or warranty when management considers that the liability is both probable and can be reasonably estimated. Management believes that it is reasonably possible that additional accruals for these purposes may be made during the remainder of 2007, in particular, for the cost of repair of certain products manufactured by one of the disposed divisions. At present the Company cannot reasonably estimate the range of cost for this potential liability or whether such liability would be material, but management believes that the potential liability is not likely to exceed $3 million. No accrual has been recorded for this potential liability as of June 30, 2007.

Results of Operations

	Quarters Ended		Six Months Ended
	June 30	July 1	June 30	July 1
	2007	2006	2007	2006
Product net sales	86.0%	86.6%	85.3%	86.4%
Service net sales	14.0	13.4	14.7	13.6

Net sales	100.0	100.0	100.0	100.0
Product cost of sales, as a percentage of product net sales	63.3	63.1	62.4	63.5
Service cost of sales, as a percentage of service net sales	59.0	64.1	63.8	65.1
Cost of sales	62.7	63.3	62.6	63.7
Selling, general and administrative expenses	25.2	25.3	25.8	25.4
Research and development expenses	6.6	6.2	6.5	6.3

Operating income	5.5	5.2	5.1	4.6
Interest income	2.1	0.9	2.0	0.7
Interest expense	(0.8)	(0.7)	(0.7)	(0.8)
Foreign exchange loss	(0.4)	(0.5)	(0.3)	(0.5)

Earnings from continuing operations before income taxes	6.4	4.9	6.1	4.0
Income tax expense	(1.4)	(1.5)	(1.4)	(1.2)

Earnings from continuing operations	5.0	3.4	4.7	2.8

Discontinued operations:
Earnings (loss) from discontinued operations before income taxes	—	(0.8)	(0.4)	(0.9)
Income tax benefit (expense)	—	—	—	(0.4)

Earnings (loss) from discontinued operations	—	(0.8)	(0.4)	(1.3)

Net earnings	5.0%	2.6%	4.3%	1.5%

Three Months ended June 30, 2007 and July 1, 2006:
Net sales increased by 10.9% to $72.1 million from $65.0 million, for the second quarter of 2007 as compared with the same period in 2006. Each of the three divisions contributed to the growth in net sales, with the largest increase reported by our D&SS division. That division’s 28.1% increase in net sales was mainly due to improved program execution and increased activity on defense-related programs. LXE’s net sales increase related mainly to orders from international markets. SATCOM’s quarterly net sales increase was mainly due to continued high levels of aeronautical product sales and revenues recognized on a major emergency management project begun in late 2006.
Product net sales increased by 10.2% to $62.1 million in the second quarter of 2007 as compared with the second quarter of 2006, resulting from higher revenues recognized on long-term contracts at D&SS, and higher product sales at LXE and SATCOM. D&SS’s 28.0% increase in product net sales was mainly due to improved program execution and increased activity on defense-related programs. Service net sales increased by 15.4% to $10.1 million in the second quarter of 2007 as compared with the same period of 2006, mainly due to increased activity on a military communications research project by our D&SS division. As a percentage of total net sales, both product net sales and service net sales remained relatively unchanged in the second quarter of 2007 as compared with the second quarter of 2006.
Overall cost of sales, as a percentage of consolidated net sales, remained relatively unchanged for the second quarter of 2007 as compared with the same period of 2006. Product cost of sales, as a percentage of its respective net sales, increased slightly in the second quarter of 2007 as compared with the same period of 2006, due to product revenue growth at D&SS, which generally has a higher cost of sales percentage than our other divisions. Service cost of sales, as a percentage of its respective net sales, decreased slightly in the second quarter of 2007 as compared with the same period of 2006, due to more efficient cost performance by LXE’s service operations.
SG&A, as a percentage of consolidated net sales, was relatively unchanged for the second quarter of 2007 as compared with the second quarter of 2006. The $1.7 million growth in actual expenses related to proportional growth in sales-related efforts, such as selling and marketing.
R&D expenses increased by $730,000 mainly due to additional internal development programs for new product introductions by our LXE division.
Interest income increased by $868,000 as a result of additional interest income earned from higher average investment balances. This was primarily due to the net $48.9 million received from the sale of the Company’s EMS Wireless division, which closed in the December of 2006.
The Company recognized an approximate 22% effective income tax rate in the second quarter of 2007, as compared with 30% in the second quarter of 2006, based mainly upon a higher expected proportion of profits to be earned in Canada, where we have a much lower effective rate than in the U.S. or other locations, and to a higher expected U.S. Federal tax credit for current year qualifying research and development costs. The lower effective tax rate in Canada is due to research-related tax benefits and lower statutory rates. The overall effective rate is subject to change during the remainder of the year, as actual results and revised forecasts may change management’s expectations for the taxable income associated with various tax jurisdictions.
Six Months ended June 30, 2007 and July 1, 2006:
Net sales increased by 11.8% to $138.7 million from $124.1 million, for the first six months of 2007 as compared with the same period in 2006, as net sales grew in each of the Company’s three divisions. D&SS and SATCOM recorded the largest growth in net sales, with increases of 21.7% and 18.3%, respectively. These increases were mainly the result of improved program execution and increased activity on defense-related programs by our D&SS division, and strong sales of our SATCOM division’s high-speed-data aeronautical products. LXE’s net sales increase mainly related to orders from international markets.
Product net sales increased by $11.2 million to $118.3 million in the first six months of 2007 as compared with the first six months of 2006. This increase was mainly due to the strong growth in orders for high-speed-data aeronautical products recorded by our SATCOM division. Service net sales increased by $3.5 million to $20.4 million in the first six months of 2007 as compared with the same period of 2006. This increase was mainly due to increased activity on a military communications research project by our D&SS division. As a percentage of total net sales, both product net sales and service net sales remained relatively unchanged in the first six months of 2007 as compared with the first six months of 2006.
Overall cost of sales, as a percentage of consolidated net sales, remained relatively unchanged from the first six months of 2007 as compared with the same period of 2006. Product cost of sales, as a percentage of its respective net sales, decreased slightly in the first six months of 2007 as compared with the same period of 2006, mainly due to improved program execution by our D&SS division. Service cost of sales, as a percentage of its respective net sales, decreased slightly in the first six months of 2007 as compared with the same period of 2006, due to more efficient cost performance by LXE’s service operations.
SG&A, as a percentage of consolidated net sales, was relatively unchanged for the first six months of 2007 as compared with the same period of 2006. The $4.3 million growth in actual expenses related to proportional growth in sales-related efforts, such as selling and marketing.
R&D expenses increased by $1.2 million mainly due to additional internal development programs for new product introductions by our LXE division.
Interest income increased by $1.9 million as a result of additional interest income earned from higher average investment balances. This was primarily due to the net $48.9 million received from the sale of the Company’s EMS Wireless division, which closed in December of 2006.
The Company recognized an approximate 24% effective income tax rate in the first six months of 2007, as compared with 30% in the same period of 2006, based mainly upon a higher expected proportion of profits to be earned in Canada, where we have a much lower effective rate than in the U.S. or other locations, and to a higher expected U.S. Federal tax credit for current year qualifying research and development costs. The lower effective tax rate in Canada is due to research-related tax benefits and lower statutory rates. The overall effective rate is subject to change during the remainder of the year, as actual results and revised forecasts may change management’s expectations for the taxable income associated with various tax jurisdictions.
Net Sales, Cost of Sales, and Operating Income (Loss) by Segment
Our segment net sales, cost of sales as a percentage of respective segment net sales, and segment operating income (loss) were as follows (in thousands):

					Percentage Increase
	Quarters Ended		Six Months Ended		(Decrease)
	June 30	July 1	June 30	July 1	Three	Six
(in thousands, except percentages)	2007	2006	2007	2006	Months	Months
Net sales:
Defense & Space Systems	$14,726	11,498	28,435	23,361	28.1%	21.7
LXE	37,489	35,106	70,050	66,725	6.8	5.0
SATCOM	19,932	18,442	40,236	34,005	8.1	18.3

Total	$72,147	65,046	138,721	124,091	10.9%	11.8

Cost of sales percentage:
Defense & Space Systems	77.7%	78.7	77.2	79.0	(1.0)	(1.8)
LXE	58.2	58.7	58.8	59.5	(0.5)	(0.7)
SATCOM	60.5	61.1	58.8	60.1	(0.6)	(1.3)
Total	62.7%	63.3	62.6	63.7	(0.6)	(1.1)

Operating income (loss):
Defense & Space Systems	$827	349	1,803	732	137.0%	146.3
LXE	2,160	2,902	3,035	4,747	(25.6)	(36.1)
SATCOM	1,627	1,337	4,188	2,854	21.7	46.7
Corporate and other	(634)	(1,223)	(1,968)	(2,590)	(48.2)	(24.0)

Total	$3,980	3,365	7,058	5,743	18.3%	22.9

Defense & Space Systems: Net sales increased by 28.1% in the second quarter and 21.7% in the first six months of 2007 as compared with the same periods of 2006, mainly due to improved program execution and increased activity on defense-related programs. Orders remained strong in 2007, resulting in a backlog at the end of the second quarter of 2007 totaling $59.7 million.
Cost of sales as a percentage of net sales decreased in the second quarter and first six months of 2007 relative to the same periods in 2006, mainly due to improved program execution.
LXE: Net sales in the second quarter and first six months of 2007 were higher than the same periods of 2006. The increase in net sales reflects higher orders from international markets. This increase in international net sales is attributed to the results of continued investment in international sales and marketing efforts in Europe, Asia, the Middle East and Australia, and the strengthening of international currencies versus the U.S. dollar.
Cost of sales, as a percentage of net sales, were comparable in the second quarter and first six months of 2007 with the corresponding periods of 2006.
SG&A expenses increased by $1.5 million in the second quarter and $2.5 million in the first six months of 2007 as compared with the same period of 2006 due to expenditures to expand marketing and distribution in high-potential international markets, the effect of changes in foreign exchange rates, and to upgrade LXE’s enterprise resource planning system.
SATCOM: Net sales in the second quarter of 2007 increased by 8.1% as compared with the second quarter of 2006, mainly due to continued strong sales of aeronautical products and revenue recognized on a major emergency management project begun at the end of 2006. Net sales in the first six months of 2007 increased by 18.3% as compared with the corresponding period of 2006 as a result of strong orders of new high-speed-data aeronautical products from both commercial and military markets.
Cost of sales, as a percentage of net sales, remained relatively unchanged for the second and first six months of 2007 as compared with the corresponding periods of 2006.
SG&A expenditures increased by approximately $1.8 million in the first six months of 2007, as compared with the same period of 2006. This was mainly due to higher selling and marketing expenses to support the growth in net sales, and an approximately $575,000 increase in the bad debt reserve for a slow-paying distributor recorded in the first quarter of 2007.
Discontinued Operations
In 2005 and 2006, we disposed of our S&T/Montreal, SatNet, and EMS Wireless divisions, which have been reported as discontinued operations, and their net assets were classified as assets held for sale through their dates of disposition. In 2007 and going forward, the only activity reported under discontinued operations relates to the resolution of various contingencies, representations, or warranties under standard indemnification provisions in the sales agreements. The Company accrues for a liability related to a contingency, representation or warranty when management considers that the liability is both probable and can be reasonably estimated.
In the second quarter of 2007, discontinued operations had a negligible net effect on the Company’s net earnings. For the first six months of 2007, discontinued operations reported a loss of $566,000 from expenses for legal, audit, and other outside services, as well as the effect of additional costs incurred to settle various contingent items.
Liquidity and Capital Resources
During the first half of 2007, continuing operating activities contributed $15.5 million in positive cash flow, mainly due to significant collections received by D&SS and LXE. The $3.6 million of net cash used in operating activities in discontinued operations was mainly for payments of working capital adjustments in accordance with the terms of the sales agreements for our former SatNet and EMS Wireless divisions.
During the first half of 2006, continuing financing activities generated over $34 million in positive cash flow. This was mainly due to the $58.7 million in net proceeds received from the Company’s public stock offering of 3,795,000 shares, offset by the repayment of all of the Company’s borrowings under its U.S. and Canadian revolving credit facilities of $27 million. The $6.4 million and $3.2 million in cash received in the first six months of 2006 from the sale of our SatNet and S&T Montreal divisions, respectively, has been included in cash flows from investing activities.
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
At June 30, 2007, the Company had a $47.5 million borrowing capacity under its U.S. revolving credit facility and a $14.2 million borrowing capacity under its Canadian revolving credit facility, and no borrowings were outstanding under either facility. The Company had $6.9 million of outstanding letters of credit at the end of the second quarter 2007, and a total of $54.8 million available for borrowing under these revolving credit facilities. The Company’s revolving credit facilities mature in December 2007, and the Company expects to arrange for new credit facilities on favorable terms.
The Company expects that capital expenditures in 2007 will range from $12 million to $14 million. These expenditures will be used primarily to purchase equipment that increases or enhances capacity and productivity.

Management believes that existing cash and cash equivalent balances, cash provided from operations and borrowings available under its credit agreements will provide sufficient liquidity to meet the operating and capital expenditure needs for existing operations during the next 12 months.
Off-Balance Sheet Arrangements
The Company has $6.9 million of standby letters of credit outstanding under its revolving credit facilities to satisfy performance guarantee requirements under certain customer contracts. While these obligations are not normally called, they could be called by the beneficiaries at any time before the expiration date, if we fail to meet certain contractual requirements. The Company has an additional $70,000 of standby letters of credit outstanding under another Canadian bank to secure a revolving credit facility for one of its foreign locations. As collateral for these standby letters of credit, the Company has deposited $81,000 at a Canadian bank, which is classified as restricted cash on the Company’s consolidated balance sheet. This cash will become available to the Company in the first quarter of 2010 when the underlying letters of credit expire or are settled. After deducting the outstanding letters of credit, at June 30, 2007 the Company had $46.0 million available for borrowing in the U.S. and $8.8 million available for borrowing in Canada under the respective revolving credit agreements.
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
Commitments and Contractual Obligations
As of June 30, 2007, the Company’s material contractual cash commitments and material other commercial commitments have not changed significantly from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2006, except the Company entered into a definitive agreement to make an acquisition of a small technology company for $5.7 million, and the effects of adopting FIN 48. Upon adoption on January 1, 2007, the Company had $2,560,000 of unrecognized tax benefits. At June 30, 2007, the Company had $2,819,000 of unrecognized tax benefits, $1,975,000 of which would affect the Company’s effective tax rate if recognized. The Company can not predict whether these unrecognized tax benefits will result in actual payments, or the timing of such payments.
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
The determination of total estimated cost relies on engineering estimates of the cost to complete the contract, with allowances for identifiable risks and uncertainties. If changes in engineering estimates result in an expected cost overrun (i.e., the estimated cost to complete exceeds the revenue to be recognized on the remainder of the contract), then revenue recognized-to-date will be adjusted downward, so that the revenue to be recognized on the remainder of the contract will equal the estimated cost to complete. Engineering estimates are frequently reviewed and updated; however, unforeseen problems can occur to substantially reduce the rate of future revenue recognition in relation to costs incurred. As of June 30, 2007, the Company had recognized a cumulative total of $22.4 million in revenues from continuing operations under percentage-of-completion accounting, but which revenues were unbilled as of that date due to the billing milestones specified in the respective customer contracts.
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
Net sales under all other contracts in the D&SS and SATCOM segments, as well as the LXE division, are recognized when units are shipped or services are performed, unless multiple deliverables are involved (mainly experienced at our SATCOM division), in which case we recognize revenue in accordance with FASB Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Net sales are reported net of sales tax collected.
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
Evaluation of contingencies related to discontinued operations
In November 2005, March 2006, and December 2006, we completed transactions to sell our discontinued operations, comprising the former S&T/Montreal, SatNet and EMS Wireless divisions, respectively. The sales agreements obligated the purchasers and us to make cash adjustments if working capital or net receivables, as of closing, varied from contractual benchmarks. We also may receive additional cash or incur additional costs depending upon the outcome of certain other contingencies in the sales contracts. We evaluate these contingencies and accrue a liability when we believe an unfavorable outcome is probable and can be estimated. As of June 30, 2007, we had accrued certain amounts related to the expected resolution of these contingencies. Such accruals could vary from the actual amounts ultimately paid. The most significant accrued cost is a $2.0 million liability for the estimated loss under a sub-license agreement with one of the purchasers, which we released from a corporate guarantee as part of the sales agreement.
In November 2005, March 2006, and December 2006, we completed transactions to sell our discontinued operations, comprising the former S&T/Montreal, SatNet and EMS Wireless divisions, respectively. The sales agreements obligated the purchasers and us to make cash adjustments if working capital or net receivables, as of closing, varied from contractual benchmarks. We also may receive additional cash or incur additional costs depending upon the outcome of certain other contingencies in the sales contracts. We evaluate these contingencies and accrue a liability when we believe an outcome is probable and can be estimated. As of June 30, 2007, we had accrued certain amounts related to the expected resolution of these contingencies. Such accruals could vary from the actual amounts ultimately paid. The most significant accrued cost is a $2.0 million liability for the estimated loss under a sub-license agreement with one of the purchasers, which we released from a corporate guarantee as part of the sales agreement.
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

With the disposal of unprofitable operations beginning in 2005 and the profitability of continuing operations in Canada, the Company reassessed the valuation of its research-related deferred tax assets in Canada. The Company concluded in both 2005 and 2006 that future pre-tax profitability in Canada was expected to increase, and qualified research in Canada was expected to decrease. As a result of these factors, the Company expects to utilize at least a portion of its research-related deferred tax assets, and, therefore, the reserve for deferred tax assets was reduced by $400,000 and $1.7 million in 2005 and 2006, respectively. The reserve for Canadian deferred tax assets may be reduced further – resulting in an income tax benefit to future consolidated statements of operations – if profitability expectations for the future continue to increase and if qualified research in Canada is not expected to increase by an offsetting amount.

Forward-Looking Statements
The Company has included forward-looking statements in management’s discussion and analysis of financial condition and results of operations. All statements, other than statements of historical fact, included in this report that address activities, events or developments that we expect or anticipate will or may occur in the future, or that necessarily depend upon future events, including such matters as our expectations with respect to future financial performance, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. Actual results could differ materially from those suggested in any forward-looking statements as a result of a variety of factors. Such factors include, but are not limited to:
▪	economic conditions in the U.S. and abroad and their effect on capital spending in the Company’s principal markets;

▪	difficulty predicting the timing of receipt of major customer orders, and the effect of customer timing decisions on the Company’s quarterly results;

▪	successful completion of technological development programs by the Company and the effects of technology that may be developed by, and patent rights that may be held or obtained by, competitors;

▪	U.S. defense budget pressures on near-term spending priorities;

▪	uncertainties inherent in the process of converting contract awards into firm contractual orders in the future;

▪	volatility of foreign exchange rates relative to the U.S. dollar and their effect on purchasing power by international customers, and the cost structure of the Company’s non-U.S. operations, as well as the potential for realizing foreign exchange gains and losses associated with non-U.S. assets or liabilities held by the Company;

▪	successful resolution of technical problems, proposed scope changes, or proposed funding changes that may be encountered on contracts;

▪	changes in the Company’s consolidated effective income tax rate caused by the extent to which actual taxable earnings in the U.S., Canada and other taxing jurisdictions may vary from expected taxable earnings;

▪	successful transition of products from development stages to an efficient manufacturing environment;

▪	changes in the rate at which the Company’s products are returned for repair or replacement under warranty;

▪	customer response to new products and services, general conditions in the Company’s target markets (such as logistics, and space-based communications), and whether these responses and conditions develop according to our expectations;

▪	the success of certain of the Company’s customers in marketing our line of high-speed commercial airline communications products as a complimentary offering with their own lines of avionics products;

▪	the availability of financing for satellite data communications systems;

▪	development of successful working relationships with local business and government personnel in connection with distribution and manufacture of products in foreign countries;

▪	the demand growth for various mobile and high-speed data communications services;

▪	the Company’s ability to attract and retain qualified personnel, particularly those with key technical skills;

▪	the availability of sufficient additional credit or other financing, on acceptable terms, to support any large acquisitions that we believe would contribute to our growth and profitability;

▪	the ability to negotiate successfully with potential acquisition candidates, finance acquisitions, or effectively integrate the acquired businesses, products or technologies into the Company’s existing businesses and products, and the risk that any such acquisitions do not perform as expected or are otherwise dilutive to our earnings;

▪	the potential effects, on cash and results of discontinued operations, of final resolution of potential liabilities under warranties and representations made by the Company, and obligations assumed by purchasers, in connection with the Company’s dispositions of discontinued operations;

▪	the availability, capabilities and performance of suppliers of basic materials, electronic components and sophisticated subsystems on which the Company must rely in order to perform according to contract requirements, or to introduce new products on the desired schedule; and

▪	uncertainties associated with U.S. export controls and the export license process, which restrict the Company’s ability to hold technical discussions with customers, suppliers and internal engineering resources and can reduce the Company’s ability to obtain sales from foreign customers or to perform contracts with the desired level of efficiency or profitability.
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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
As of June 30, 2007, the Company had the following market risk sensitive instrument (in thousands):

Revolving credit loan with a bank in the United Kingdom, matures in April 2008, interest payable monthly at a variable rate (6.5% at the end of the quarter)	$1,569

A 1% increase in the interest rates for our market-sensitive debt obligations would have increased interest expense by $4,000 for the quarter based on the average outstanding borrowings under these obligations.
As of June 30, 2007, the Company also had intercompany accounts that eliminate in consolidation but that are considered market risk sensitive instruments. Short-term due to (from) the parent, payable (receivable) by international subsidiaries arising from purchase of the parent’s products for sale were as follows:

	Exchange Rate	$U.S.
	($U.S. per unit of	in thousands
	local currency)	(reporting currency)
United Kingdom	2.0061 /Pound	$1,149
Australia	0.8491 /Dollar	1,028
Belgium	1.3519 /Euro	996
France	1.3519 /Euro	916
Netherlands	1.3519 /Euro	908
Germany	1.3519 /Euro	625
Italy	1.3519 /Euro	573
Singapore	0.6536 /Dollar	572
Sweden	0.1460 /Krona	7
Canada	0.9404 /Dollar	(1,843)

Total short-term due to parent		$4,931

The Company has foreign currency risks associated with forward contracts as follows (in thousands, except average contract rate):

			Average	($U.S.)
	Notional		Contract	Fair
	Amount		Rate	Value
Foreign currency forward contracts
U.S. dollars (sell for Canadian dollars)	16,900	USD	1.0809	$322
British pounds (buy with Canadian dollars)	1,000	GBP	2.2405	(102)
Australian dollars (sell for U.S. dollars)	800	AUD	0.7780	(54)
Euros (sell for U.S. dollars)	1,550	EUR	1.3271	(44)
British pounds (sell for U.S. dollars)	550	GBP	1.9626	(26)

				$96

Embedded derivatives
Qualifying for U.S. dollar contracts at Canadian subsidiary	3,227	USD	0.9404	$(21)

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
During the second quarter of 2007, there were no changes that have materially affected, or are likely to materially affect, our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act).

PART II
OTHER INFORMATION
ITEM 1A. Risk Factors
In addition to the other information set forth in this report, carefully consider the factors discussed in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 4. Submission of Matters to a Vote of Security Holders
The Registrant’s Annual Meeting of Shareholders was held on May 18, 2007. At the Meeting, each of the following individuals was elected to serve as a member of the Board of Directors during the forthcoming year, the Company’s 2007 stock incentive plan was approved, and the selection of KPMG LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2007 was ratified, by the vote indicated:

			Abstain or
			Broker
	For	Withheld	Non-Votes
Hermann Buerger	9,253,009	4,928,165	—
Paul B. Domorski	14,055,973	125,201	—
Francis J. Erbrick	9,256,183	4,924,991	—
John R. Kreick	9,256,301	4,924,873	—
John B. Mowell	8,843,833	5,337,341	—
Bradford W. Parkinson	9,209,396	4,971,778	—
Norman E. Thagard	9,203,402	4,977,772	—
John L. Woodward, Jr.	9,208,613	4,972,561	—
2007 Stock incentive plan	11,447,214	1,004,648	1,729,312
KPMG LLP	13,999,737	176,130	5,307
ITEM 6. Exhibits
The following exhibits are filed as part of this report:
3.1	Second Amended and Restated Articles of Incorporation of EMS Technologies, Inc. effective March 22, 1999 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2004).

3.2	Bylaws of EMS Technologies, Inc., as amended through August 3, 2007 (incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K dated August 3, 2007).

10.1	EMS Technologies, Inc. 2007 Stock Incentive Plan, effective May 18, 2007. *

10.2	EMS Technologies, Inc. Executive Annual Incentive Plan, as amended and restated May 18, 2007. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMS TECHNOLOGIES, INC.

By:	/s/ Paul B. Domorski	Date: August 8, 2007

Paul B. Domorski
President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Don T. Scartz	Date: August 8, 2007

Don T. Scartz
Executive Vice President, Chief Financial
Officer and Treasurer (Principal Financial Officer)