Form 10-Q
period 2007-09-29
EMS TECHNOLOGIES INC
filed 2007-11-08
CIK 32198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007
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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on November 2, 2007:

Class	Number of Shares

Common Stock, $.10 par Value	15,453,367
AVAILABLE INFORMATION
EMS Technologies, Inc. makes available free of charge, on or through its website at www.ems-t.com, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Information contained on the Company’s website is not part of this report.

PART I
FINANCIAL INFORMATION
ITEM 1. Financial Statements
EMS Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Quarters Ended		Nine Months Ended
	Sep 29	Sep 30	Sep 29	Sep 30
	2007	2006	2007	2006
Product net sales	$63,034	54,276	181,372	161,540
Service net sales	10,111	10,385	30,494	27,212

Net sales	73,145	64,661	211,866	188,752
Product cost of sales	38,096	34,062	111,683	101,949
Service cost of sales	5,478	6,635	18,767	17,799

Cost of sales	43,574	40,697	130,450	119,748
Selling, general and administrative expenses	19,526	17,124	55,276	48,567
Research and development expenses	4,803	4,100	13,840	11,954

Operating income	5,242	2,740	12,300	8,483
Interest income	1,341	628	4,197	1,590
Interest expense	(476)	(411)	(1,476)	(1,452)
Foreign exchange loss	(236)	(143)	(712)	(798)

Earnings from continuing operations before income taxes	5,871	2,814	14,309	7,823
Income tax expense (benefit)	265	(2,676)	2,249	(1,172)

Earnings from continuing operations	5,606	5,490	12,060	8,995

Discontinued operations (note 2):
Earnings (loss) from discontinued operations before income taxes	11	368	(555)	(802)
Income tax expense (benefit)	—	286	(102)	721

Earnings (loss) from discontinued operations	11	82	(453)	(1,523)

Net earnings	$5,617	5,572	11,607	7,472

Net earnings (loss) per share:
Basic:
From continuing operations	$0.37	0.36	0.79	0.62
From discontinued operations	—	0.01	(0.03)	(0.10)

Net earnings	$0.37	0.37	0.76	0.52

Diluted:
From continuing operations	$0.36	0.36	0.78	0.62
From discontinued operations	—	0.01	(0.03)	(0.10)

Net earnings	$0.36	0.37	0.75	0.52

Weighted average number of shares (note 3):
Basic	15,343	15,226	15,318	14,426
Diluted	15,477	15,263	15,416	14,481
See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands)

	Sep 29	Dec 31
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$123,931	109,431
Restricted cash	81	162
Trade accounts receivable, net (note 5)	81,105	93,720
Inventories, net (note 6)	29,779	26,042
Deferred income taxes	1,963	1,963
Other current assets	6,565	7,697

Total current assets	243,424	239,015

Property, plant and equipment:
Land	1,150	1,150
Buildings and leasehold improvements	15,853	15,361
Machinery and equipment	83,743	72,569
Furniture and fixtures	9,284	7,763

Total property, plant and equipment	110,030	96,843
Less accumulated depreciation and amortization	72,014	65,108

Net property, plant and equipment	38,016	31,735

Deferred income taxes – non-current	6,282	6,282
Intangible assets, net	6,305	2,084
Goodwill	9,982	9,982
Other assets	7,996	2,586

Total assets	$312,005	291,684

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited), continued
(in thousands, except share data)

	Sep 29	Dec 31
	2007	2006
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$2,848	3,102
Accounts payable	23,292	29,285
Billings in excess of contract costs	7,464	7,899
Accrued compensation costs	10,162	8,042
Accrued retirement costs	2,098	2,666
Deferred service revenue	7,673	6,289
Other current liabilities (note 8)	5,290	5,162

Total current liabilities	58,827	62,445
Long-term debt, excluding current installments	10,854	11,755
Other liabilities	7,047	4,401

Total liabilities	76,728	78,601

Shareholders’ equity:
Preferred stock of $1.00 par value per share
Authorized 10,000,000 shares; none issued	—	—
Common stock of $.10 par value per share
Authorized 75,000,000 shares, issued and outstanding 15,410,000 in 2007 and 15,327,000 in 2006	1,541	1,533
Additional paid-in capital	135,441	133,050
Accumulated other comprehensive income — foreign currency translation adjustment	12,450	4,262
Retained earnings	85,845	74,238

Total shareholders’ equity	235,277	213,083

Total liabilities and shareholders’ equity	$312,005	291,684

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended
	Sep 29	Sep 30
	2007	2006
Cash flows from operating activities:
Net earnings	$11,607	7,472
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and other intangibles amortization	6,847	6,546
Loss (gain) on sale of assets	38	(330)
Loss from discontinued operations	453	1,523
Stock-based compensation expense	1,220	529
Deferred income taxes	—	(3,520)
Changes in operating assets and liabilities, exclusive of acquisitions:
Trade accounts receivable	15,223	(2,243)
Inventories	(1,860)	(3,708)
Accounts payable	(5,871)	(4,348)
Billings in excess of contract costs	(934)	626
Income taxes payable	988	952
Accrued compensation and retirement costs	884	(738)
Accrued costs, deferred revenue, and other	1,882	1,359

Net cash provided by operating activities in continuing operations	30,477	4,120
Net cash (used in) provided by operating activities in discontinued operations	(3,048)	7,186

Net cash provided by operating activities	27,429	11,306

Cash flows from investing activities:
Purchase of property, plant and equipment	(10,448)	(5,428)
Payments for acquisitions	(5,000)	(188)
Proceeds from sale of assets	845	9,631

Net cash (used in) provided by investing activities in continuing operations	(14,603)	4,015
Net cash used in investing activities in discontinued operations	—	(332)

Net cash (used in) provided by investing activities	(14,603)	3,683

Cash flows from financing activities:
Net decrease in revolving debt	(427)	(26,745)
Repayment of term debt	(826)	(1,056)
Change in restricted cash	81	2,459
Proceeds from stock offering, net of expenses	—	58,736
Proceeds from exercise of stock options	1,179	1,388

Net cash provided by financing activities in continuing operations	7	34,782

Net change in cash and cash equivalents	12,833	49,771
Effect of exchange rates on cash and cash equivalents	1,667	1,095
Cash and cash equivalents at beginning of period	109,431	12,795

Cash and cash equivalents at end of period	$123,931	63,661

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 29, 2007 and September 30, 2006
1. Basis of Presentation
EMS Technologies, Inc. (“EMS”) designs, manufactures and markets products to satellite and wireless communications markets for both commercial and defense applications. EMS’s products are focused on the needs of the mobile information user, with an increasing emphasis on broadband applications for high-data-rate, high-capacity wireless communications.
The consolidated financial statements include the accounts of EMS Technologies, Inc. and its wholly-owned subsidiaries, LXE Inc. and EMS Technologies Canada, Ltd. (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.
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
— Cash Equivalents
The Company considers all highly liquid debt instruments with initial or remaining terms of three months or less to be cash equivalents. Cash equivalents at September 29, 2007 and December 31, 2006 included investments of $100.8 million and $91.4 million, respectively, in a government obligations money market fund, in other money market instruments, and in interest-bearing deposits.
— Effect of New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”.  This Statement defines fair value, establishes a framework for measuring fair value and requires expanded disclosure about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those years.  The Company is in the process of evaluating the impact of SFAS No. 157 on its 2008 consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value.  SFAS No. 159 is effective at the beginning of fiscal years beginning after November 15, 2007.  The Company’s adoption of SFAS No. 159 is not expected to have a material impact on its 2008 consolidated financial statements.
2. Discontinued Operations
In 2005 and 2006, we disposed of our S&T/Montreal, SatNet, and EMS Wireless divisions, which have been reported as discontinued operations and their net assets classified as assets held for sale through their dates of disposition. The sales agreements for each of these disposals contained standard indemnification provisions for various contingencies that could not be resolved before the dates of closing and for various representations and warranties provided by the Company and the purchasers. The Company accrues for a liability related to a contingency, representation or warranty when management considers that the liability is both probable and can be reasonably estimated. Management believes that it is reasonably possible, but not probable, that an additional accrual for these purposes may be made, relating to the repair of certain products manufactured by one of the disposed divisions. Although at present the Company cannot reasonably estimate the range of this potential liability, management believes that such liability is not likely to exceed $3 million. No accrual has been recorded for this potential liability as of September 29, 2007.
At September 29, 2007, the Company had recorded a long-term liability related to the 2005 sale of S&T/Montreal. This liability represents the Company’s estimated loss under a previous agreement to acquire a sub-license from the purchaser of S&T/Montreal for $8 million, to be paid over a six-year period, and which entitles the Company to receive a portion of the satellite service revenues from a specific market territory over the same period.
In the third quarter of 2007, discontinued operations had a negligible net effect on the Company’s net earnings. For the first nine months of 2007, discontinued operations reported a loss of $555,000 from expenses (primarily in the first quarter of the year) for legal, audit, and other outside services, as well as the effect of additional costs incurred to settle various contingent items.
The results of these discontinued operations for the third quarter and first nine months of 2007 and 2006 were as follows (in thousands):

	Quarters Ended		Nine Months Ended
	Sep 29	Sep 30	Sep 29	Sep 30
	2007	2006	2007	2006
Net sales	$—	11,463	—	40,804
Expenses	—	10,510	—	39,992
Gain (loss) on the sale of assets	11	(585)	(555)	(1,614)

Earnings (loss) before income taxes	11	368	(555)	(802)
Income tax expense (benefit)	—	286	(102)	721

Earnings (loss) from discontinued operations	$11	82	(453)	(1,523)

3. Earnings Per Share
Following is a reconciliation of the denominators for basic and diluted earnings per share calculations (in thousands):

	Quarters Ended		Nine Months Ended
	Sep 29	Sep 30	Sep 29	Sep 30
	2007	2006	2007	2006
Basic-weighted average common shares outstanding	15,343	15,226	15,318	14,426
Incremental share-based payment	134	37	98	55

Diluted-weighted average common shares outstanding	15,477	15,263	15,416	14,481

4. Comprehensive Income
Following is a summary of comprehensive income (in thousands):

	Quarters Ended		Nine Months Ended
	Sep 29	Sep 30	Sep 29	Sep 30
	2007	2006	2007	2006
Net earnings	$5,617	5,572	11,607	7,472
Other comprehensive income (loss):
Reclassification due to sale of discontinued operations	—	—	—	2,008
Foreign currency translation adjustment	3,532	(89)	8,188	3,589

Comprehensive income	$9,149	5,483	19,795	13,069

5. Trade Accounts Receivable
Trade accounts receivable include the following (in thousands):

	Sep 29	Dec 31
	2007	2006
Amounts billed	$61,958	71,327
Unbilled revenues under long-term contracts (1)	20,914	23,134
Allowance for doubtful accounts	(1,767)	(741)

Trade accounts receivable, net	$81,105	93,720

(1) Unbilled revenues under long-term contracts are usually billed and collected within one year.
In the first quarter of 2007, the Company determined that the timing of future deliverables under a significant contract of our Defense & Space Systems division would be extended beyond the next twelve months. As a result, the Company has reclassified $3.0 million of unbilled revenues under long-term contracts from current to long-term assets as of September 29, 2007.
6. Inventories
Inventories include the following (in thousands):

	Sep 29	Dec 31
	2007	2006
Parts and materials	$18,505	17,318
Work-in-process	4,303	4,124
Finished goods	6,971	4,600

Inventories, net	$29,779	26,042

7. Interim Segment Disclosures
The Company is organized into three reportable segments: Defense & Space Systems (“D&SS”), LXE and SATCOM. Each segment is separately managed and comprises a range of products and services that share distinct operating characteristics. The Company evaluates each segment primarily upon operating profit.
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
The SATCOM segment principally manufactures antennas and other hardware for satellite communications systems. The manufacturing cycle for each order is generally just a few days, and revenues are recognized upon shipment of hardware. Hardware is marketed to third parties that incorporate their products and services with the Company’s hardware for delivery to end-users. SATCOM also derives a portion of its net sales from performance on longer-term development contracts. Net sales on these contracts are accounted for using percentage-of-completion accounting.
Following is a summary of the Company’s interim segment data (in thousands):

	Quarters Ended		Nine Months Ended
	Sep 29	Sep 30	Sep 29	Sep 30
	2007	2006	2007	2006
Net sales:
Defense & Space Systems	$15,698	13,666	44,133	37,027
LXE	33,399	33,003	103,449	99,728
SATCOM	24,048	17,992	64,284	51,997

Total	$73,145	64,661	211,866	188,752

Operating income (loss):
Defense & Space Systems	$1,445	1,022	3,248	1,754
LXE	1,742	2,412	4,777	7,159
SATCOM	3,527	1,122	7,715	3,976
Corporate	(1,472)	(1,816)	(3,440)	(4,406)

Total	$5,242	2,740	12,300	8,483

Net earnings (loss) from continuing operations:
Defense & Space Systems	$870	555	1,922	882
LXE	1,040	1,460	2,913	4,252
SATCOM	3,509	1,237	7,610	3,657
Other	2	(130)	(93)	(347)
Corporate	185	2,368	(292)	551

Total	$5,606	5,490	12,060	8,995

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

	Quarters Ended		Nine Months Ended
	Sep 29	Sep 30	Sep 29	Sep 30
	2007	2006	2007	2006
Balance at beginning of the period	$2,246	2,154	2,051	1,894
Accruals for warranties issued during the period	925	321	2,157	1,399
Settlements made during the period	(671)	(361)	(1,708)	(1,179)

Balance at end of period	$2,500	2,114	2,500	2,114

9. Revolving Credit Facilities
At September 29, 2007, the Company had no borrowings under either its U.S. or Canadian revolving credit facilities, having paid off the previous borrowings under these facilities with a portion of the $58.7 million net proceeds from a public stock offering in February 2006. The Company presently has a $47.5 million maximum borrowing capacity under its U.S. revolving credit facility and a $14.2 million maximum borrowing capacity under its Canadian revolving credit facility. The credit agreements mature in December 2007.
The Company has $7.5 million of standby letters of credit to satisfy performance guarantee requirements under certain customer contracts outstanding under the revolving credit agreement. While these obligations are not normally called, they could be called by the beneficiaries at any time before the expiration date should we fail to meet certain contractual requirements. The Company has an additional $70,000 of standby letters of credit outstanding under another Canadian bank as a contract performance guarantee. As collateral for these standby letters of credit, the Company has deposited $81,000 at a Canadian bank, which is classified as restricted cash on the Company’s consolidated balance sheet; this cash will become available in the first quarter of 2010 when the underlying letters of credit expire or are settled. After deducting outstanding letters of credit, at September 29, 2007 the Company had $45.7 million available for borrowing in the U.S. and $8.5 million available for borrowing in Canada under the respective revolving credit agreements.
At September 29, 2007, the Company was in compliance with all covenants under the revolving credit agreements, including: (1) a required minimum consolidated net worth, (2) a maximum ratio of total funded debt to historical earnings before interest, taxes, depreciation, and amortization (EBITDA) and (3) a minimum ratio of historical EBITDA less capital expenditures and taxes paid to specified fixed charges, mainly interest and scheduled principal repayments under all debt agreements.
10. Stock-Based Compensation
The Company has granted non-qualified stock options to key employees and directors under several stock option plans. At September 29, 2007, there were options exercisable under all plans for approximately 682,000 shares of stock, and there were approximately 2,018,000 shares available for future option grants. Upon exercise of an option, the Company’s policy is to issue new shares.
Also from these plans, the Company occasionally makes grants of nonvested stock to selected personnel. These grants are valued on the date of grant at the intrinsic value of the underlying stock. Typically, the only restriction related to these grants is a service condition. The Company expenses the value of a nonvested grant on a straight-

line basis over the related service period. During 2006 and 2007, the Company has granted 43,000 nonvested shares.
For all grants of stock options and nonvested shares, the Company recognized share-based, pre-tax charges to income in the third quarter and first nine months of $514,000 and $1,220,000 in 2007 and $323,000 and $529,000 in 2006, respectively. The related tax benefits for the third quarter and first nine months were $92,000 and $220,000 in 2007 and $97,000 and $159,000 in 2006, respectively.
11. Income Taxes
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the adoption of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. Upon adoption on January 1, 2007, the Company had $2,560,000 of unrecognized tax benefits. At September 29, 2007, the Company had $2,657,000 of unrecognized tax benefits, $2,070,000 of which would affect the Company’s effective tax rate if recognized.
The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 29, 2007, the Company had approximately $163,000 of accrued interest related to uncertain tax positions.
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
13. Acquisition
On July 26, 2007, the Company acquired DSpace Pty. Ltd. (“DSpace”), of Adelaide, Australia, for a total purchase price of $5.0 million with $3.2 million in cash paid at closing, and $1.8 million of cash deposited in escrow which is payable to the seller eighteen months following the date of acquisition, barring no claims against the seller. An additional $620,000 is due if certain performance criteria are met by DSpace within the same eighteen month period.
The majority of the cost to acquire DSpace was allocated to intangible assets. This allocation is preliminary and subject to change as better information is obtained by the Company.
DSpace is now an operating entity of the Company’s SATCOM division, and is being included in the Company’s results of operations from the acquisition date. No pro forma financial statements have been included, as this acquisition is not significant to the Company’s consolidated financial statements.

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
We are a leading innovator in the design, manufacture, and marketing of wireless communications solutions addressing the enterprise mobility, communications-on-the-move and in-flight connectivity markets for both commercial and government end-users. We focus on the needs of the mobile information user and the increasing demand for wireless broadband communications. Our products enable communications across a variety of coverage areas, ranging from global to regional to within a single facility. Our continuing operations include the following three segments:
•	Defense & Space Systems — Highly engineered hardware for satellites and defense electronics applications;

•	LXE — Rugged mobile computer terminals and related equipment for wireless local area networks; and

•	SATCOM — Satellite communications antennas and terminals for aircraft and ground-based vehicles, and satellite ground stations for search and rescue operations.
Following is a summary of significant factors affecting the Company in the third quarter and first nine months of 2007:
For continuing operations:
•	Consolidated net sales reached an all-time high of $73.1 million and $211.9 million for continuing operations in the third quarter and first nine months of 2007, respectively, due to record net sales recorded at our SATCOM, LXE and D&SS divisions for those periods.

•	Increased operating income was recorded for each of our three divisions for the third quarter and the first nine months of 2007, and in total continuing operations were nearly double that reported in the third quarter of 2006, and nearly 50% higher than that reported in the first nine months of 2006.
For discontinued operations:
•	The financial results for discontinued operations now reflect only the resolution of various contingencies under the asset-sale agreements, and discontinued operations had no material net effect on the third quarter results.
Description of Net Sales, Costs and Expenses
Net sales
The amount of net sales reported in a given period is the most significant factor affecting our operating income. We sell our products through established networks of value-added-resellers and systems integrators who incorporate our products into the systems they sell to end users. We also sell directly to end users.
We recognize product-related net sales under most of our customer agreements when we ship units or complete the installation of our products, unless multiple deliverables are involved (mainly experienced at our SATCOM division), in which case we recognize revenue in accordance with FASB Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” If the customer agreement is in the form of a long-term contract (mainly in our Defense & Space Systems division and to a lesser degree SATCOM), we recognize revenue under the percentage-of-completion method, using the ratio of cost-incurred-to-date to total-estimated-cost-at-completion as the measure of performance.

In addition to product sales, we also generate service sales from product-related service contracts and repair services for our D&SS, LXE and SATCOM divisions, and engineering services projects for D&SS. Revenue from product-related service contracts is recognized ratably over the life of the contract. Revenue from contracts for engineering services are recognized using the percentage-completion method for fixed price contracts, or as costs are incurred for cost-type contracts. Revenue from repair services is recognized as services are rendered.
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
Through our three divisions, we sell a wide range of advanced wireless communications products into markets with varying competitive conditions; as a result, cost of sales, as a percentage of net sales, varies with each product. As a result, the mix of products sold in a given period is a significant factor affecting our operating income. In recent years, the cost-of-sales percentage has generally been lower for LXE and SATCOM products, as compared with products from our Defense & Space Systems division.
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
Research and development expenses
Research and development (“R&D”) expenses represent the cost of our development efforts, net of reimbursement under specific customer-funded R&D agreements. R&D expenses include salaries of engineers and technicians and related overhead expenses, the cost of materials utilized in research, and additional engineering or consulting services provided by independent companies. R&D costs are expensed as they are incurred. We also often incur significant development costs to meet the requirements of customer contracts in our Defense & Space Systems and SATCOM divisions, and we report these costs in the consolidated statements of operations as cost of sales.
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
Income taxes
Typically, the main factor affecting our effective income tax rate each year is the relative proportion of taxable income that we expect to earn in Canada, where the effective rate is substantially lower than in the U.S., or other locations. The lower effective rate in Canada results mainly from tax benefits for research-related expenditures.
Discontinued operations
In 2005 and 2006, we disposed of our S&T/Montreal, SatNet, and EMS Wireless divisions, which have been reported as discontinued operations, and their net assets were classified as assets held for sale through their dates of disposition. In 2007 and going forward, the only activity reported under discontinued operations relates to the resolution of various contingencies, representations or warranties under standard indemnification provisions in the sales agreements. The Company accrues for a liability related to a contingency, representation or warranty when management considers that the liability is both probable and can be reasonably estimated. Management believes that it is reasonably possible, but not probable, that additional accruals for these purposes may be made, in particular, for the cost of repair of certain products manufactured by one of the disposed divisions. At present, the Company cannot reasonably estimate the range of cost for this potential liability or whether such liability would be material, but management believes that the potential liability is not likely to exceed $3 million. No accrual has been recorded for this potential liability as of September 29, 2007.

Results of Operations

	Quarters Ended		Nine Months Ended
	Sep 29	Sep 30	Sep 29	Sep 30
	2007	2006	2007	2006
Product net sales	86.2%	83.9%	85.6%	85.6%
Service net sales	13.8	16.1	14.4	14.4

Net sales	100.0	100.0	100.0	100.0
Product cost of sales, as a percentage of product net sales	60.4	62.8	61.6	63.1

Service cost of sales, as a percentage of service net sales	54.2	63.9	61.5	65.4
Cost of sales	59.6	62.9	61.6	63.4
Selling, general and administrative expenses	26.7	26.5	26.1	25.7
Research and development expenses	6.5	6.4	6.5	6.4

Operating income	7.2	4.2	5.8	4.5
Interest income	1.8	1.0	2.0	0.8
Interest expense	(0.7)	(0.6)	(0.7)	(0.8)
Foreign exchange loss	(0.3)	(0.2)	(0.3)	(0.4)

Earnings from continuing operations before income taxes	8.0	4.4	6.8	4.1
Income tax expense (benefit)	0.3	(4.1)	1.1	(0.7)

Earnings from continuing operations	7.7	8.5	5.7	4.8

Discontinued operations:
Earnings (loss) from discontinued operations before income taxes	—	0.6	(0.3)	(0.4)
Income tax expense (benefit)	—	0.5	(0.1)	0.4

Earnings (loss) from discontinued operations	—	0.1	(0.2)	(0.8)

Net earnings	7.7%	8.6%	5.5%	4.0%

Three Months ended September 29, 2007 and September 30, 2006:
Net sales increased by 13.1% to $73.1 million from $64.7 million, for the third quarter of 2007 as compared with the same period in 2006. Each of the three divisions contributed to the growth in net sales, with the largest increase reported by our SATCOM division. SATCOM’s 33.7% growth in net sales was mainly due to continued high levels of aeronautical product sales, especially for the corporate jet market. D&SS’ quarterly net sales increase was mainly due to increased activity on U.S. military programs, and a new commercial satellite program. LXE’s net sales were higher due to an increase in net sales from international markets.
Product net sales increased by 16.1% to $63.0 million in the third quarter of 2007 as compared with the third quarter of 2006, resulting from higher product sales at SATCOM and higher revenues recognized on long-term contracts at D&SS. SATCOM’s 37.5% growth in product net sales was mainly due to continued strong sales of aeronautical products, especially for the corporate jet market. Service net sales decreased by 2.6% to $10.1 million in the third quarter of 2007 as compared with the same period of 2006, mainly due to the completion of a significant military communications research project by our D&SS division that began in 2006. As a percentage of total net sales, both total product net sales and total service net sales remained relatively unchanged in the third quarter of 2007 as compared with the third quarter of 2006.
Overall cost of sales, as a percentage of consolidated net sales, decreased for the third quarter of 2007 as compared with the same period of 2006 mainly due to a higher proportion of total net sales generated from SATCOM, which generally has a lower cost of sales percentage than our other divisions, and lower cost-of-sales percentages recorded by each of our three divisions. Product cost of sales, as a percentage of its respective net sales, decreased in the third quarter of 2007 as compared with the same period of 2006, due to SATCOM’s lower material costs and more favorable product mix, and improved program execution by our D&SS division. Service cost of sales, as a percentage of its respective net sales, decreased in the third quarter of 2007 as compared with the same period of 2006, due to lower repair rates experienced under existing maintenance contracts by our SATCOM division.

SG&A, as a percentage of consolidated net sales, was relatively unchanged for the third quarter of 2007 as compared with the third quarter of 2006. The $2.4 million increase in actual expenses mainly related to the cost of selling and marketing efforts, the effect of changes in foreign exchange rates on the reported costs of our LXE and SATCOM divisions, and an increase of approximately $485,000 in the allowance for doubtful accounts at our SATCOM division.
R&D expenses increased by $703,000 mainly due to additional internal development programs for next-generation products at our SATCOM division, and the effect of changes in foreign exchange rates on their reported costs.
Interest income increased by $713,000 as a result of additional interest income earned from higher average investment balances. The higher investment balances in 2007 were primarily due to the net $48.9 million received from the sale of the Company’s EMS Wireless division, which closed in the December 2006.
The Company’s provision for income taxes for the third quarter of 2007 was reduced by approximately $600,000 related to a reduction in the Company’s estimated full year effective income tax rate to 18% during the quarter. The income tax provided in the third quarter of 2006 included a $3.5 million benefit for an increase in estimated research and development credits available in the U.S. The decrease in the full year effective tax rate in 2007 was based mainly upon a higher expected proportion of profits to be earned in Canada, where we have a much lower effective tax rate than in the U.S. or other locations, and to a higher expected U.S. Federal tax credit for current year qualifying research and development costs. The lower effective tax rate in Canada is due to research-related tax benefits and lower statutory rates. The overall effective rate is subject to change during the remainder of the year, as actual results and revised forecasts may change management’s expectations for the taxable income associated with various tax jurisdictions.
Nine Months ended September 29, 2007 and September 30, 2006:
Net sales increased by 12.2% to $211.9 million from $188.8 million, for the first nine months of 2007 as compared with the same period in 2006, as net sales grew in each of the Company’s three divisions. SATCOM and D&SS recorded the largest growth in net sales, with increases of 23.6% and 19.2%, respectively. These increases were mainly the result of strong sales of high-speed-data aeronautical products by our SATCOM division, and increased activity on U.S. military programs, and a new commercial satellite program by our D&SS division. LXE’s net sales were higher due to an increase in net sales from international markets.
Product net sales increased by $19.8 million to $181.4 million in the first nine months of 2007 as compared with the first nine months of 2006. This increase was mainly due to the strong growth in orders for high-speed-data aeronautical products recorded by our SATCOM division, and higher revenues recognized on long-term contracts at D&SS. SATCOM’s 25.2% increase in product net sales was mainly due to continued strong sales of their aeronautical products. Service net sales increased by $3.3 million to $30.5 million in the first nine months of 2007 as compared with the same period of 2006. This increase was mainly due to increased activity on a significant military communications research project by our D&SS division. As a percentage of total net sales, both total product net sales and total service net sales remained relatively unchanged in the first nine months of 2007 as compared with the first nine months of 2006.
Overall cost of sales, as a percentage of consolidated net sales, decreased for the first nine months of 2007 as compared with the same period of 2006 mainly due to a higher proportion of total net sales generated from SATCOM, which generally has a lower cost of sales percentage than our other divisions, and lower cost-of-sales percentages recorded by each of our three divisions. Product cost of sales, as a percentage of its respective net sales, decreased in the first nine months of 2007 as compared with the same period of 2006 due to SATCOM’s lower material costs and more favorable product mix, and improved program execution by our D&SS division. Service cost of sales, as a percentage of its respective net sales, decreased in the first nine months of 2007 as compared with the same period of 2006, due to lower repair rates experienced under existing maintenance contracts by our SATCOM division.
SG&A, as a percentage of consolidated net sales, was relatively unchanged for the first nine months of 2007 as compared with the same period of 2006. The $6.7 million increase in actual expenses mainly related to sales-related efforts, such as selling and marketing, to support the growth in net sales, the effect of changes in foreign exchange rates on the reported costs of our LXE and SATCOM divisions, and an increase of approximately $1.1 million in the allowance for doubtful accounts at our SATCOM division.
R&D expenses increased by $1.9 million mainly due to additional internal development programs for new product introductions by our LXE division, and next-generation products at our SATCOM division. R&D expenses also increased due to the effect of changes in foreign exchange rates on the reported costs of our SATCOM division.
Interest income increased by $2.6 million as a result of additional interest income earned from higher average investment balances. This was primarily due to the net $48.9 million received from the sale of the Company’s EMS Wireless division, which closed in December 2006.
The Company’s effective rate for the nine months of 2007 was 16%, as compared with the pro forma effective rate of 30% for 2006, less the benefit of a $3.5 million increase in estimated research and development credits available in the U.S. This decrease in the effective income tax rate in 2007 was based mainly upon a higher expected proportion of profits to be earned in Canada, where we have a much lower effective rate than in the U.S. or other locations, and to a higher expected U.S. Federal tax credit for current year qualifying research and development costs. The lower effective tax rate in Canada is due to research-related tax benefits and lower statutory rates. The overall effective rate is subject to change during the remainder of the year, as actual results and revised forecasts may change management’s expectations for the taxable income associated with various tax jurisdictions.
Net Sales, Cost of Sales, and Operating Income (Loss) by Segment
Our segment net sales, cost of sales as a percentage of respective segment net sales, and segment operating income (loss) were as follows (in thousands):

					Percentage Increase
	Quarters Ended		Nine Months Ended		(Decrease)
	Sep 29	Sep 30	Sep 29	Sep 30	Three	Nine
(in thousands, except percentages)	2007	2006	2007	2006	Months	Months
Net sales:
Defense & Space Systems	$15,698	13,666	44,133	37,027	14.9%	19.2
LXE	33,399	33,003	103,449	99,728	1.2	3.7
SATCOM	24,048	17,992	64,284	51,997	33.7	23.6

Total	$73,145	64,661	211,866	188,752	13.1%	12.2

Cost of sales percentage:
Defense & Space Systems	73.7%	78.4	76.0	78.8	(4.7)	(2.8)
LXE	56.6	58.3	58.1	59.1	(1.7)	(1.0)
SATCOM	53.9	58.7	57.0	59.6	(4.8)	(2.6)
Total	59.6%	62.9	61.6	63.4	(3.3)	(1.8)

Operating income (loss):
Defense & Space Systems	$1,445	1,022	3,248	1,754	41.4%	85.2
LXE	1,742	2,412	4,777	7,159	(27.8)	(33.3)
SATCOM	3,527	1,122	7,715	3,976	214.3	94.0
Corporate and other	(1,472)	(1,816)	(3,440)	(4,406)	(18.9)	(21.9)

Total	$5,242	2,740	12,300	8,483	91.3%	45.0

Defense & Space Systems: A new quarterly sales record was set in the third quarter of 2007, as D&SS reported net sales of $15.7 million. This was a 14.9% increase compared with the third quarter of 2006. Net sales were strong for the first nine months of 2007 and were 19.2% higher than the same period in 2006. This growth in net sales for the third quarter and first nine months of 2007 was mainly due to increased activity on U.S. military programs, and a new commercial satellite program. Strong orders in the third quarter of 2007 for long-term defense contracts resulted in an increase in backlog for the fourth consecutive quarter, totaling $62.5 million at September 29, 2007.
Cost of sales as a percentage of net sales decreased in the third quarter and first nine months of 2007 relative to the same periods in 2006, mainly due to improved program execution.
LXE: Net sales in the third quarter and first nine months of 2007 were somewhat higher than the same periods of 2006 mainly due to an increased number of terminals shipped to the international market. This increase was mainly attributed to the continued investment in international sales and marketing efforts in Europe, Asia, the Middle East and Australia, and the strengthening of international currencies versus the U.S. dollar. This increase was significantly offset by a decline in net sales in the Americas’ market.
Cost of sales, as a percentage of net sales, decreased for the third quarter and the first nine months of 2007 as compared with the same periods of 2006 mainly due to a more favorable product mix.
SG&A expenses increased by $1.3 million in the third quarter and $3.8 million in the first nine months of 2007 as compared with the same periods of 2006 due to expenditures to expand marketing and distribution in international markets, the effect of changes in foreign exchange rates, and to upgrade LXE’s enterprise resource planning system.
SATCOM: Net sales in the third quarter of 2007 increased by 33.7% as compared with the third quarter of 2006, mainly due to continued strong sales of aeronautical products, especially in the corporate jet market. Net sales in the first nine months of 2007 increased by 23.6% as compared with the corresponding period of 2006, as a result of strong orders of new high-speed-data aeronautical products from both commercial and military markets, and revenue recognized on a major emergency management project begun at the end of 2006.
Cost of sales, as a percentage of net sales, decreased for the third quarter and first nine months of 2007 as compared with the corresponding periods of 2006. The decrease was mainly due to lower material costs for U.S. based goods resulting from the stronger Canadian dollar, and a more favorable product mix.
SG&A expenditures increased by approximately $812,000 in the third quarter and $2.6 million in the first nine months of 2007, as compared with the same periods of 2006. This was mainly due to higher selling and marketing expenses to support the growth in net sales, and an increase in the allowance for doubtful accounts in 2007. Increases of approximately $575,000, and $485,000 in the allowance for doubtful accounts were recorded in the first quarter and third quarter, respectively, of 2007 to reflect the risk related to for certain distributors.
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
For the first nine months of 2007, discontinued operations reported a loss before income taxes of $555,000 from expenses for legal, audit, and other outside services, as well as the effect of additional costs incurred to settle various contingent items.
Liquidity and Capital Resources
During the first nine months of 2007, cash flow from continuing operating activities increased to $30.5 million mainly due to significant collections of receivables by our D&SS and LXE divisions, and the net earnings reported by each of our three division. The $3.0 million of net cash used in operating activities in discontinued operations was mainly for payments of working capital adjustments in accordance with the terms of the sales agreements for our former SatNet and EMS Wireless divisions.

During the first nine months of 2006, continuing financing activities generated over $34.0 million in positive cash flow. This was mainly due to the $58.7 million in net proceeds received from the Company’s public stock offering of 3,795,000 shares, offset by the repayment of all of the Company’s borrowings under its U.S. and Canadian revolving credit facilities of $27 million. The $5.5 million and $3.2 million in cash received in the first nine months of 2006 from the sale of our SatNet and S&T/Montreal divisions, respectively, has been included in cash flows from investing activities.
The Company invested the remaining proceeds from its stock offering along with the proceeds received in 2006 from the sale of its SatNet and EMS Wireless divisions in a government obligations money-market fund, in other money-market instruments, and in interest-bearing deposits. These investments are all highly liquid and include debt instruments with an initial or remaining term of less than three months. These funds are intended to be used, along with the available credit facility borrowings, to pursue strategic opportunities in markets and products.
At September 29, 2007, the Company had a $47.5 million borrowing capacity under its U.S. revolving credit facility and a $14.2 million borrowing capacity under its Canadian revolving credit facility. The Company had $7.5 million of outstanding letters of credit at the end of the third quarter 2007, and a total of $54.2 million available for borrowing under these revolving credit facilities. The Company’s revolving credit facilities mature in December 2007, and the Company expects to arrange for new credit facilities in early 2008.
The Company expects that capital expenditures in 2007 will be in the range of $12 million to $14 million. These expenditures will be used primarily to purchase equipment that increases or enhances capacity and productivity.
Management believes that existing cash and cash equivalent balances, and cash provided from operations will provide sufficient liquidity to meet the operating and capital expenditure needs for existing operations during the next 12 months.
Off-Balance Sheet Arrangements
The Company has $7.5 million of standby letters of credit outstanding under its revolving credit facilities to satisfy performance guarantee requirements under certain customer contracts. While these obligations are not normally called, they could be called by the beneficiaries at any time before the expiration date, if we fail to meet certain contractual requirements. The Company has an additional $70,000 of standby letters of credit outstanding under another Canadian bank as a contract performance guarantee. As collateral for these standby letters of credit, the Company has deposited $81,000 at a Canadian bank, which is classified as restricted cash on the Company’s consolidated balance sheet. This cash will become available to the Company in the first quarter of 2010 when the underlying letters of credit expire or are settled. After deducting the outstanding letters of credit, at September 29, 2007 the Company had $45.7 million available for borrowing in the U.S. and $8.5 million available for borrowing in Canada under the respective revolving credit agreements.
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
Commitments and Contractual Obligations
As of September 29, 2007, the Company’s material contractual cash commitments and material other commercial commitments have not changed significantly from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2006, except the effects of adopting FIN 48. Upon adoption on January 1, 2007, the Company had $2,560,000 of unrecognized tax benefits. At September 29, 2007, the Company had $2,657,000 of unrecognized tax benefits, $2,070,000 of which would affect the Company’s effective tax rate if recognized. The Company can not predict whether these unrecognized tax benefits will result in actual payments, or the timing of such payments.

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
Revenue recognition on long-term contracts
Revenue recognition for fixed-price, long-term contracts is a critical accounting policy involving significant management estimates by the Defense & Space Systems and SATCOM divisions. Long-term contracts use the ratio of cost-incurred-to-date to total-estimated-cost-at-completion as the measure of performance that determines how much revenue should be recognized (“percentage-of-completion” method of accounting). Cost incurred and estimates of cost to complete include overhead expenses, which are applied at a budgeted rate; the budgeted overhead rate has historically been closely comparable with the periodic actual overhead rate, but any budget-versus-actual rate variance during an accounting period is expensed in that period, with no effect on revenues recognized.
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
Billings under a long-term contract are often subject to the accomplishment of contractual milestones or specified billing arrangements that are not directly related to the rate of costs being incurred under a contract. As a result, revenue recognized under percentage-of-completion for any particular period may vary from billings for the same period. As of September 29, 2007, the Company had recognized a cumulative total of $24.7 million in revenues from continuing operations under percentage-of-completion accounting, but which revenues were unbilled as of that date due to the billing milestones specified in the respective customer contracts.
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
Net sales under all other contracts in the D&SS and SATCOM segments, as well as the LXE division, are recognized when units are shipped or services are performed, unless multiple deliverables are involved or software is not incidental to a product as a whole (both mainly experienced at our SATCOM division), in which case we recognize revenue in accordance with either FASB EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” or Statement of Position No. 97-2, “Software Revenue Recognition” as applicable. Net sales are reported net of sales tax collected.
Inventory valuation
Management assesses inventory valuation based upon an analysis of the aging of the inventory and assumptions that management has developed concerning how the value of inventory for specific products, markets or applications may decrease over time. Inventory write-downs are accounted for as adjustments to the related inventory’s cost basis, and reserves are reduced only upon subsequent sale, disposal or usage of the inventory, rather than upon any subsequent improvement in the inventory aging.

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
Evaluation of contingencies related to discontinued operations
In November 2005, March 2006, and December 2006, we completed transactions to sell our discontinued operations, comprising the former S&T/Montreal, SatNet and EMS Wireless divisions, respectively. The sales agreements obligated the purchasers and us to make cash adjustments if working capital or net receivables, as of closing, varied from contractual benchmarks. We also may receive additional cash or incur additional costs depending upon the outcome of certain contingencies in the sales contracts. We evaluate these contingencies and accrue a liability when we believe an unfavorable outcome is probable and can be estimated. As of September 29, 2007, we had accrued certain amounts related to the expected resolution of these contingencies. Such accruals could vary from the actual amounts ultimately paid. The most significant accrued cost is a $2.1 million liability for the estimated loss under a sub-license agreement with one of the purchasers, which we released from a corporate guarantee as part of the sales agreement.
Establishment of reserves for deferred income tax assets
It had been management’s expectation until 2005 that our Canadian operations would generate enough research-related tax benefits each year to offset any Canadian federal tax liability for any given year. We had reserved the vast majority of net deferred tax assets associated with these research-related tax benefits (totaling approximately $38.0 million at the end of 2006), because the extent to which these deferred income tax assets were to be realized in the future was uncertain.
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
Effect of New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”.  This Statement defines fair value, establishes a framework for measuring fair value and requires expanded disclosure about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those years.  The Company is in the process of evaluating the impact of SFAS No. 157 on its 2008 consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value.  SFAS No. 159 is effective at the beginning of fiscal years beginning after November 15, 2007.  The Company’s adoption of SFAS No. 159 is not expected to have a material impact on its 2008 consolidated financial statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
As of September 29, 2007, the Company had the following market risk sensitive instrument (in thousands):

Revolving credit loan with a bank in the United Kingdom, matures in April 2008, interest payable monthly at a variable rate (6.75% at the end of the quarter)	$1,656

A 1% increase in the interest rates for our market-sensitive debt obligations would have increased interest expense by $4,000 for the quarter based on the average outstanding borrowings under these obligations.
As of September 29, 2007, the Company also had intercompany accounts that eliminate in consolidation but that are considered market risk sensitive instruments. Short-term due to (from) the parent, payable (receivable) by international subsidiaries arising from purchase of the parent’s products for sale were as follows:

	Exchange Rate	$U.S.
	($U.S. per unit of	in thousands
	local currency)	(reporting currency)
Australia	0.8855 /Dollar	$ 1,109
Belgium	1.4218 /Euro	1,040
Germany	1.4218 /Euro	846
France	1.4218 /Euro	732
Italy	1.4218 /Euro	678
Netherlands	1.4218 /Euro	520
United Kingdom	2.0388 /Pound	65
Sweden	0.1544 /Krona	20
Canada	1.0037 /Dollar	(138)

Total short-term due to parent		$ 4,872

The Company has foreign currency risks associated with forward contracts as follows (in thousands, except average contract rate):

		Average	($U.S.)
	Notional	Contract	Fair
	Amount	Rate	Value
Foreign currency forward contracts
U.S. dollars (sell for Canadian dollars)	23,900 USD	1.0531	$1,436
British pounds (buy with Canadian dollars)	1,000 GBP	2.1466	(115)
Euros (sell for U.S. dollars)	2,250 EUR	1.3848	(99)
Australian dollars (sell for U.S. dollars)	1,250 AUD	0.8137	(79)

			$1,143

Embedded derivatives
Qualifying for U.S. dollar contracts at Canadian subsidiary	11,626 USD	1.0037	$(18)

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
During the third quarter of 2007, there were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act).

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
10.1  Summary of compensation arrangements with non-employee members of the Board of Directors, as revised August 3, 2007.*
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32    Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMS TECHNOLOGIES, INC.

By:	/s/ Paul B. Domorski Paul B. Domorski	Date: November 8, 2007
President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Don T. Scartz Don T. Scartz	Date: November 8, 2007
Executive Vice President, Chief Financial
Officer and Treasurer (Principal Financial Officer)