Form 10-K
period 2007-12-31
EMS TECHNOLOGIES INC
filed 2008-03-17
CIK 32198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
Commission File #0-6072
EMS TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-1035424

(State or other jurisdiction of	(IRS Employer ID Number)
incorporation or organization)

660 Engineering Drive, Norcross, Georgia	30092

(Address of principal executive offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (770) 263-9200
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Exchange on Which Registered
Common Stock, $.10 par value	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☑
The aggregate market value of voting stock held by persons other than directors or executive officers as of June 30, 2007 was $335 million, based on a closing price of $22.07 per share. The basis of this calculation does not constitute a determination by the registrant that all of its directors and executive officers are affiliates as defined in Rule 405.
As of March 3, 2008, the number of shares of the registrant’s common stock outstanding was 15,581,833 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Company’s definitive proxy statement for the 2008 Annual Meeting of Shareholders of the registrant is incorporated herein by reference in Part III of this Annual Report on Form 10-K.
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
PART I
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
We operate in three segments, each of which is focused on a different application of wireless communications. These segments share a common foundation in broadband and other advanced wireless technologies, which provides important technical and marketing synergies and contributes to our ability to continually develop and commercialize new products for use in a wide array of mobile communications. Our business provides product solutions and support services for use in supply chain management networks, satellite-based voice and data communications and defense and space applications for communications, surveillance, precision strike weapons, and electronic countermeasures.

2 of 80

We were founded in 1968 and have a strong history in wireless communications. We initially concentrated on microwave components, products and technology and subsequently developed subsystems for one of the first electronically steerable antennas deployed in space. The expertise and technology we have developed during the past 40 years in this original business remain directly applicable to a range of our current defense and commercial products, including products for satellite, ground and airborne communications, as well as radar, signal intelligence and electronic countermeasure systems.
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
Today, our wireless and satellite communication offerings serve the aeronautical, defense, maritime, commercial space and auto-identification/data capture markets making possible mobility, visibility and intelligence. For example, our SATCOM segment supplies high-speed data communications equipment, which enables voice, e-mail, video conferencing and Internet capabilities on a broad variety of aircraft. Additionally, this segment’s efforts in software and hardware for search and rescue applications are recognized as having helped save tens-of-thousands of lives around the globe. Our LXE segment develops supply chain logistics solutions with its wireless network infrastructure and rugged mobile computers. Our Defense & Space Systems (“D&SS”) segment provides microwave solutions to the military for space and terrestrial platforms that enable net-centric communications, situational awareness, electronic countermeasures, and precision strike capabilities, as well as provides satellite beam forming systems that deliver powerful signals to homes, automobiles and aircraft for live television and digital satellite radio services.
Competitive Strengths
Technological Leadership
Since our founding in 1968, we have been an innovative leader in the development and commercialization of wireless communications technologies. Early in our history, we pioneered the use of ferrite materials for electronic beam forming, a practice that remains important in many sophisticated defense communications applications. Our more recent innovations include the following products which we believe were the first in their respective markets: airborne terminals for high-speed, two-way data transmission via satellite for the communication of voice and data in the military, business and air transportation markets; antenna systems allowing commercial airlines to provide satellite television to passengers; handheld wireless data terminals incorporating an integrated, FCC-approved, EPC Global-compliant RFID reader; and satellite anti-jam systems to protect commercial communication satellites from jamming and transponder hijackings.
Commitment to Research and Development
We continually devote significant resources to research and development that enhances and maintains our technological advantages, and enables us to overcome the substantial technical barriers that are often encountered in the commercialization of sophisticated wireless communications hardware. Over the past three years, we have invested an aggregate of $46.3 million in company-sponsored research and development. In addition, our work under government and commercial contracts for new wireless communications hardware often leads to innovations that benefit us on future contracts and product development efforts. Approximately 25% of our employees hold engineering degrees, and our engineers actively participate in professional and industry technical conferences and working groups. As of December 31, 2007, our personnel have been awarded, and have assigned to us, 46 currently active U.S. patents and 26 foreign patents. In addition, at December 31, 2007, we had pending applications for

3 of 80

approximately 22 U.S. and 26 foreign patents covering various technology improvements and other current or potential products.
Technological Synergies
Although we conduct our businesses through separately managed segments, we have established a variety of processes that facilitate technical exchanges and cooperation among them. Our shared knowledge base and core expertise in wireless technologies create synergies among our various businesses. This provides us advantages in research and development, manufacturing, and sales and marketing, and better positions us as an important supplier of wireless technology and equipment to commercial, defense and government customers. An example is LXE’s collaboration with antenna experts from our other two segments that resulted in the development of one of the industry’s first commercially-available mobile forklift-mounted RFID readers.
Strong Customer Relationships
During our 40 years of operation, we have developed cooperative and ongoing relationships with important commercial and government customers. We build and strengthen these relationships by anticipating and recognizing our customers’ needs, by working with them to understand how we should focus our internal innovation efforts, and by providing customers with technologically advanced and cost-effective solutions coupled with excellent customer service. We continue to receive important orders and contracts from companies that have been our customers or industrial partners for many years. For example, we were awarded a contract to design and develop a next-generation dual-mode satellite and GSM mobile phone to support both terrestrial GSM and GMR-2+ satellite operation, using an omni antenna to detect whether a user is in a cellular coverage area and, if not, automatically switch to the global satellite network. We are particularly proud of the recognitions that we have received from our customers, such as 100% supplier-quality ratings from the Harris Government Communications Division and Lockheed Martin Aeronautics, the Silver Supplier Award from Northrop Grumman Space Systems, and seven successive 100% award fees on the B-2 EHF SATCOM system contract from Northrop Grumman.
Diverse Global Customer Base
We offer multiple wireless product lines to a diverse customer base through facilities in 13 countries. None of our customers were responsible for more than 10% of our annual net sales during any of the years ended December 31, 2007, 2006 or 2005. Sales to various customers for U.S. government end use accounted for 24.6% of our net sales in 2007, 21.3% of our net sales in 2006 and 17.7% of our net sales for 2005. Additionally, 38.8%, 31.6% and 33.4% of our net sales for 2007, 2006 and 2005, respectively, were derived from sales to customers outside the U.S. We believe our geographically diverse customer base and broad range of products provide us ample opportunity to grow our business and help mitigate the effects of a downturn in any one of our markets.
Strong Manufacturing Capabilities
For some of our products, particularly our defense applications, we have developed our own highly specialized domestic manufacturing capabilities. For others, we source components from foreign and domestic suppliers, and primarily perform final assembly and test functions. Through our continuous efforts to improve our manufacturing processes, we have dramatically reduced the time required for us to ship products in several commercial markets in which a short delivery cycle for custom-manufactured products is an important competitive factor. We have also achieved major reductions in rework on highly engineered space and defense products. These efforts have enhanced our ability to compete for new business and improved our profitability.
Our Markets and Products
Our business is the design, manufacture and sale of advanced wireless communications products. We participate in selected markets within the broad wireless communications industry that typically require a high level of technical expertise, innovative product development and, in many cases, specialized manufacturing capabilities. Although our businesses share a common heritage and focus on wireless communications, they address a variety of markets with different technical and manufacturing requirements, distribution channels, customers and purchasing processes.

4 of 80

Accordingly, we are organized into three separately managed segments, as follows:

Segment	Primary Operations	Percentage of Net Sales
		2007	2006	2005
Defense & Space Systems	Highly engineered hardware for satellites and defense electronics applications (primarily defense)	20.5	20.1	22.8

LXE	Rugged mobile terminals and related equipment for wireless data collection (predominantly commercial)	48.2	52.8	54.5

SATCOM	Satellite communications antennas, terminals and networking equipment for aircraft, and ground-based vehicles and satellite ground stations for search and rescue operations (majority commercial)	31.3	27.1	22.7
Defense & Space Systems
The Defense & Space Systems segment principally develops advanced microwave-based hardware for use on satellites and in other defense electronics applications. Its products are also used in a number of commercial and civil ventures, including high-capacity communications satellites, direct broadcast radio systems, and systems for bringing satellite television signals to homes, automobiles and to the seat backs of commercial airliners. D&SS products are sold primarily to space and defense prime contractors or commercial communications systems integrators rather than to end-users, and are deployed on space, airborne, naval and terrestrial platforms. D&SS also performs research and development services directly for the U.S. Department of Defense.
Defense markets are vital to D&SS. Secure communications, as well as intelligence and surveillance systems, are being newly developed or significantly upgraded as part of the U.S. Department of Defense initiatives to transform military communications and to achieve “information dominance” over adversaries. European defense ministries are also pursuing significant new and upgraded systems, particularly for satellite communications. D&SS provides defense customers with critical subsystems and components for terrestrial, airborne and space-based communication, and for radar and electronic warfare systems, and supports advanced surveillance, electronic counter-measure and secure communications capabilities. Our D&SS facilities meet requirements for performing on classified, including special access, military programs, and over 230 of our personnel hold Department of Defense security clearances.

Products	Key Features/Benefits	Selected Applications	Programs
Space Solutions	Microwave subsystems capable of high-frequency, low noise, high-power and fast switching, facilitating jam-resistant, secure mobile communications and surveillance	High-rate commercial and secure military communications	Wideband Global SATCOM (WGS), Advanced EHF (AEHF), Transformational Satellite (TSAT), National Security Programs, W2A, Skynet 5

		Earth observation/ Environmental sensing	COSMO, SARLUPE, National Polar- Orbiting Environmental Satellite Systems (NPOESS)

		Direct broadcast television (incl. HDTV)	DirecTV, Globalstar 2, Yahsat

		Direct broadcast radio	XMRadio, SIRIUS

Communications-On- The Move RF Front End Systems	Small, low profile, low radar signature (stealth), high performance, and agile beam antenna, RF electronics, and positioning systems	Airborne commercial Live TV receive product for in-flight entertainment	JetBlue, Frontier, WestJet, Virgin Blue Airlines

		Military tactical communications (airborne, ship, ground mobile, and soldier)	F-22 Intra-Flight data Link, High Altitude Long Endurance (HALE) Datalink, Hawklink MH-60 Datalink, WIN-T Army Mobile DataLinks

		Military SATCOM communications (airborne, ground mobile, and soldier)	B2 Satellite Communications

Radar and Electronic Warfare Microwave Systems	Low loss, high power ferrite components and electronic systems, and precision positioners	Defense electronic surveillance and countermeasure	EW - F-16, AQL-211 Radar-Phalanx, JSTARS

		Launch vehicle precision tracking	Positioners - Trident II, NASA Shuttle Return to Flight, Sea Launch

Smart Weapons	Small, flat, conformal millimeter wave radar antenna systems that allow for co-boresighting of laser and EO/IR for tri-mode missile seekers	Precision strike air-to-ground missiles	Joint Air to Ground Missile (JAGM), Small Diameter Bomb II

5 of 80

LXE
The LXE segment designs, manufactures and installs rugged mobile computers for use with wireless local area networks (“WLANs”). These systems enable a customer to collect data and transact supply-chain execution events in real-time, which is critical to the speed and efficiency that sophisticated businesses are seeking in their materials-handling operations. LXE’s products are designed to operate in harsh environments and in settings with difficult radio-connectivity characteristics. They are used primarily in logistics applications such as distribution centers and container port operations, markets that LXE products first addressed in the early 1980’s. By providing network connectivity for mobile users, LXE’s products increase the accuracy, timeliness and convenience of data collection and information access. The increased use of improved computing and advanced automatic-identification technologies (such as voice recognition and RFID) and the widespread adoption of the 802.11 WLAN standard are creating new demand and applications in established industrial markets, as well as in other vertical markets, such as transportation and service applications.
LXE’s rugged terminals and WLANs have been installed at more than 7,500 sites worldwide, including the facilities of many Fortune 500 companies and some of the world’s largest materials-handling installations. In 2005, 2006 and 2007, approximately 50% of LXE’s net sales were generated outside the U.S.
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
LXE generally designs and manufactures the mobile computers it sells for use in wireless systems. In addition, LXE sells certain handheld models that it jointly designed with original equipment manufacturers. LXE’s computers are intended to be either handheld or mounted on a forklift or other vehicle, and are ruggedized to withstand harsh conditions in warehouses and port facilities. Our latest generation of mobile computers has significantly more computing power than previous models, supports the Windows® and Windows CE® operating systems, and offers improved power-management features and superior ergonomics. Radio access points and other infrastructure products are generally acquired from third parties for resale and installation by LXE. With the acquisition of Akerstroms Trux AB, LXE has expanded its product offerings to include mobile computers for warehouse and production environments that support the Windows XP® operating systems.
Over the past several years, LXE has made a substantial commitment to the use of alternative auto-identification technologies, including imaging, voice recognition, and mobile RFID, in the execution of distribution tasks. Innovations include implementation of voice-directed applications on LXE’s entire Windows CE product line through the use of sophisticated audio controls and noise reduction techniques, development of a standards-based wearable computer to enable hands-free picking and other warehousing functions, and integration of Bluetooth® technology in demanding industrial environments. In conjunction with several supply chain execution software partners, LXE has also developed concepts for the concurrent use of these technologies, which have the potential to

6 of 80

make warehouse activities much more efficient. LXE has been recognized by leading industry analysts for its thought leadership in distribution operations.
Hardware is marketed both to end-users and to integrators (such as value-added resellers who provide inventory management software) that incorporate it with their products and services for sale and delivery to end-users.

Products	Key Features/Benefits	Selected Applications	Customers
Hand-Held Terminals	Small, lightweight and rugged, providing true mobility	Warehousing, Logistics	Consumer product manufacturers, Third-party logistics providers, Retailers, Container port operators

Vehicle-Mounted Terminals	Heavier-duty design for use on forklifts, cranes, and other material handling vehicles

Wireless Networks	Communications link between mobile computers and local network, primarily based on 802.11 standard

Host connectivity software; accessory products; maintenance services	Industry-standard connectivity to various host computers; enhanced system functionality; extended service on either a contract or pay-as-you-go basis
SATCOM
The SATCOM segment specializes in the design and development of satellite-based terminals and antennas for the aeronautical, ground-mobile, and emergency management markets. SATCOM’s products enable customers in aircraft and other mobile platforms, such as military command vehicles, service vehicles and transport trucks, to communicate over satellite networks at a variety of data speeds. Portions of this business date to the mid 1970’s with the former CAL Corporation — a leader in search-and-rescue technology — which the Company acquired in 1992 and reorganized as the SATCOM segment in 2001. Most of SATCOM’s growth and major product expansions have occurred since that time.
The demand for mobile communications has driven the rise of satellite communications system use on business and commercial jets around the world. EMS continues to lead the industry as a key supplier of Inmarsat Swift64 and SwiftBroadband products that support airborne communications at DSL speeds. SATCOM’s high-speed data terminals, antennas and networking products are designed for use in the aeronautical market. We believe that we are the top supplier of Swift64 high-speed data communications equipment, garnering more than an estimated 75% of the high-speed data satcom market for military aircraft. SATCOM’s eNfusion Broadband™ line of aeronautical products enable voice, e-mail, videoconferencing and Internet capabilities on a broad variety of aircraft. SATCOM directly sells equipment and technology under its own brand and also sells indirectly as a supplier to the three major avionics manufacturers. SATCOM’s customers include Fortune 100 companies and the U.S. Government’s VIP Fleet.
In the air transport market, SATCOM delivers its equipment and technology through partners to airlines such as Air France, Ryan Air, and TAP. SATCOM’s terminals are mounted in the hold of an aircraft. One variant provides office-like communications capabilities to the cabin while providing critical safety communications capabilities to the cockpit. SATCOM’s CNX® Cabin Gateway family of networking products is widely used for airborne networking equipment, and variations of this product line offer compression and acceleration of data, enabling users to get more for less. SATCOM’s antennas are mounted on the fuselage or on the tail to accommodate a variety of aircraft, including the G-IV, G-V, and A320. More than 1,300 of SATCOM’s antennas have been installed in more than 35 different types of aircraft. SATCOM also sells an antenna specifically for military use. This antenna is mounted in the forward hatch of a C-130 aircraft and, when connected to the transceiver, provides instant communications that can be rolled on and off the aircraft.
SATCOM has also pursued opportunities to meet satellite-based communications needs of ground-based vehicles. Its family of products includes the PDT or packet data terminal, which is used for messaging, telemetry and tracking applications. SATCOM has been successful in supplying these terminals and the associated data services to military customers for Blue Force Tracking systems used by NATO, and in the transport trucking market in Mexico and

7 of 80

elsewhere. SATCOM is also the leading worldwide supplier of search and rescue ground terminals and emergency-management software for use with the Cospas-Sarsat satellite constellation.
SATCOM markets and sells most of its hardware through distributor channels. Third-party distributors sell directly to end-users, such as the aircraft manufacturers. One of SATCOM’s most significant distribution channels relates to technology components or avionics terminal systems sold through the three major avionics OEMs. SATCOM directly markets its emergency-management products to end-user organizations in governments worldwide.

Products	Key Features/Benefits	Selected Applications	Customers
Aeronautical Antennas	Mechanically and electronically-steered antennas for two-way communications connected to an aircraft’s satcom, steerable antenna systems for live television from broadcast satellites	High-end corporate jets, private jets, military helicopters, military transport and surveillance, commercial airlines	Gulfstream, Bombardier, Honeywell, Dassault, Thales

Aeronautical Terminals	Provide aircraft operators with two-way high-speed data (broadband) capability	Corporate aircraft, government and military aircraft, commercial airlines	Corporate aircraft modification centers, U.S. Department of Defense, Northrup-Grumman, L3, Boeing, Rockwell-Collins, Honeywell, Thales

Inmarsat High-Speed Data Terminals	Worldwide access to corporate networks and the Internet using the Inmarsat satellite system	Military transport, Peacekeeping, Media	U.S. Army, Canadian Department of National Defense, CNN

Satellite Packet Data Terminals	Two-way messaging and location information in North America, Mexico Central America, Afghanistan	Transportation, Public Safety, Workforce Automation, Oil and Gas Remote Monitoring and Control, Force Tracking	Long-Haul Trucking Companies, @Road, NATO

Emergency Management Products	Hardware and software features for search and rescue (SAR) systems	Rescue and Mission Control Centers	Over 18 Governments Worldwide
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
The development of major business opportunities for D&SS often involves significant bid-and-proposal effort. This work often requires complex pre-award engineering to determine the technical feasibility and cost-effectiveness of various design approaches.
The markets for space and defense electronics comprise a relatively small number of large customers, which are typically first or second-tier contractors. Our D&SS marketing efforts rely on ongoing communications with this base of potential customers, to determine customers’ future needs and to inform customers of our capabilities and recent developments. Technical support and service after the sale are also important factors that affect our ability to maintain strong relationships and generate additional sales.
The sales and marketing strategies for our other segments involve direct sales to end-users, and sales to third parties that incorporate our hardware with their products and services for delivery to end-users. Third parties include strategic partners, value-added resellers, distributors and independent marketing representatives in approximately 35 countries.

8 of 80

LXE maintains a direct sales force across North America and salespersons working through nine international subsidiaries (seven in Europe), all assisted by inside sales and sales support staff. SATCOM markets its products to major airframe manufacturers, avionics OEMs, aircraft operators and owners, a network of completion centers that install aeronautical products, and in the case of its TMS group, Value Added Resellers.
Research, Development and Intellectual Property
We spent $18.8 million, $15.8 million and $11.8 million in 2007, 2006 and 2005, respectively, on company-sponsored research and development. In addition, our work under government and commercial contracts for new wireless communications hardware creates new intellectual property owned by the Company, which often leads to innovations that benefit us on future contracts and product development efforts; most of the costs for this work are included with the overall manufacturing costs for specific orders.
We use domestic and foreign patents to protect our technology and product development efforts. As of December 31, 2007, we owned 46 currently active U.S. patents, expiring 2009 through 2025, and 26 foreign patents expiring 2012 through 2020. We do not expect that any impending patent expirations will have a material effect on our business. In addition, at December 31, 2007, we had pending applications for approximately 22 U.S. and 26 foreign patents, covering various technology improvements and other current or potential products. We expect to continue to expand our patent activities, but we also believe that many of our processes and much of our know-how are more efficiently and effectively protected as trade secrets, and we seek to maintain that protection through the use of employee and third-party non-disclosure agreements, physical controls and need-to-know restrictions.
In some cases, we rely on licenses from third parties under patent rights that could otherwise restrict our ability to market significant products. The principal instances of such licenses involve the integration of bar code scanners in certain LXE terminals under license from Motorola, and the development and sale of RFID-based products by LXE under license from Intermec Corporation (“Intermec”). In each case, the licenses are non-exclusive, and are non-cancelable for the lives of the relevant patents except upon default by us.
Backlog
The backlog of firm orders related to continuing operations at December 31, 2007, was $127.7 million, compared with $94.5 million at December 31, 2006. LXE and many SATCOM customers typically require short delivery cycles; as a result, these units usually convert orders into revenues within a few weeks, and they do not build up an order backlog that extends substantially beyond one fiscal quarter. However, backlog is very important for D&SS, due to the long delivery cycles for its products. The backlog for D&SS at December 31, 2007 was $65.7 million compared with $52.1 million at December 31, 2006. Approximately 60% of D&SS’s backlog is expected to be filled in 2008.
Manufacturing
For some of our products, particularly those of D&SS, we perform extensive manufacturing operations, including the formulation and fabrication of unique ferrite-based ceramic materials, precision machining, and the production of advanced integrated electronic circuitry. For others, we primarily perform final assembly and test manufacturing functions. Our manufacturing strategy is:
•	to perform those functions for which we have special capabilities and that are most critical to quality and timely performance,

•	to equip ourselves with the modern tools we need to perform our manufacturing functions efficiently,

•	to use outside sources for functions requiring special skills that we do not have or that do not offer attractive potential returns, and

•	to further improve the cost-effectiveness and time-to-market of our manufacturing operations.

9 of 80

All of our production activities have been ISO 9001:2000-certified. Our facilities, equipment and processes enable us to meet all quality and process requirements applicable to our products under demanding military and space hardware standards, and we are also certified by the U.S. Federal Aviation Administration and Transport Canada to manufacture equipment for installation on commercial aircraft.
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
The electronic components and supplies, printed circuit assemblies, and molded parts needed for the standard products produced by our other segments are generally available from a variety of sources. However, LXE systems include barcode scanners in almost all orders, and a significant number of the scanners are purchased from an LXE competitor, Motorola. There are alternative suppliers that manufacture and sell barcode scanners, either independently or under license agreements with Motorola. We believe that many of LXE’s competitors also rely on scanning equipment purchased from or licensed by Motorola. In addition, LXE has a license agreement with Motorola that allows us to utilize Motorola’s patented integrated scanning technology in certain products.
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
Competition
We believe that each of our segments is an important supplier in its principal markets. However, these markets are highly competitive, and some of our competitors have substantial resources that exceed ours. We also compete against smaller, specialized firms.
D&SS competes with specialized divisions of large U.S. industrial concerns, such as Boeing, Lockheed Martin, L3 Communications, Harris Corporation, Raytheon, M/A-Com and Heico Corporation, as well as with such non-U.S. companies as COMDEV of Canada, and Chelton, Ltd of the U.K. Some of these companies, as well as others, are both potential competitors for certain contracts and potential customers on other contracts. In addition, D&SS occasionally experiences competition from existing or potential customers when they choose to develop and manufacture products internally rather than purchasing them from us.
LXE’s principal competitors include Intermec, Motorola, and Psion Teklogix. In SATCOM’s markets, we compete with companies including Thrane & Thrane, Chelton, Ltd., Tecom, Qualcomm and for EMP Products, Techno-Sciences, Inc.
We believe that the key competitive factors in all of our segments are product performance, technical expertise and ongoing support to customers, time-to-market, time-to-ship and adherence to delivery schedules, and price.

10 of 80

Employees
As of December 31, 2007, we had approximately 1,100 employees. Approximately 52% of our personnel are directly involved in engineering or manufacturing activities. No employees are represented by a labor union. Management believes that its relationship with its employees is good.
Government Regulation
Certain of our products are subject to regulation by various agencies in the U.S. and abroad. The radios used in the wireless networks sold by LXE, and in the satellite communications terminals sold by SATCOM, must have various approvals from the U.S. Federal Communications Commission and similar agencies in other countries in which those systems are sold. Our airborne satellite communications equipment requires certifications from the U.S. Federal Aviation Administration for installation on civil aircraft. In addition, a large portion of net sales of D&SS is derived from government end-use contracts that are subject to a variety of federal acquisition regulations, including pricing and cost-accounting requirements, and in many cases are subject to security requirements related to classified military programs.
The European Union and certain European countries outside the EU impose standards for electrical safety and electromagnetic compatibility, and prohibit or limit the use of certain substances in electrical and electronic equipment, which affects many of our products sold in those countries.
We believe that our products and business operations are in material compliance with current standards and regulations. However, governmental standards and regulations may affect the design, cost and schedule for new products. In addition, future regulatory changes could require modifications in order to continue to market certain of our products.
Our products for use in defense applications and on satellites are subject to the U.S. State Department’s International Traffic in Arms Regulations, and as a result we must obtain licenses in order to export these products or to disclose their non-public design features to persons who are not citizens or permanent residents of the United States. We have trained internal personnel to monitor compliance, to educate our personnel on the restrictions and procedures, and to process license applications. The licensing process occasionally prevents us from working with non-U.S. suppliers on European or Asian space programs, and it also affects the extent to which we can involve our Canada-based engineers in D&SS programs, or use D&SS engineers and capabilities to assist our Canadian operations on their products or programs.

11 of 80

EXECUTIVE OFFICERS OF THE REGISTRANT
Information concerning the executive officers of the Company, and their ages as of December 31, 2007 is set forth below:
Paul B. Domorski, age 51, became President, Chief Executive Officer and a Director of the Company in June 2006. For three years prior to joining EMS, he served as Vice President of Avaya Inc., with operational responsibilities for its services business. From 2000 to 2002 he served as President and CEO of, and then as a consultant for RSL Communications, Ltd. during its restructuring. From 1997 to 2000 he served as President of British Telecom Syncordia Solutions, a combined products/services outsourcing and solution provider that was organized from other British Telecom businesses.
Don T. Scartz, age 65, was elected Executive Vice President of the Company in February 2003, and also serves as Chief Financial Officer and Treasurer, positions he has held since 1995 and 1981, respectively. Mr. Scartz also serves as the Chief Financial Officer of each of the Company’s operating subsidiaries. Formerly, he served the Company as Senior Vice President from 1995 to February 2003, as Vice President-Finance from 1981 to 1995, and as Secretary from 1982 to 1991. Mr. Scartz joined the Company as Controller in 1978. He served as a Director of the Company from 1995 to 2003.
Timothy C. Reis, age 50, became Vice President and General Counsel of the Company in August 2005. He is responsible for the legal affairs of the Company and its operating subsidiaries. Mr. Reis first joined the Company in 2001 as Assistant General Counsel. Previously, he was engaged in the private practice of law with King & Spalding and as in-house counsel for United Parcel Service and for Manufacturers Hanover, a New York bank, focusing his practice on intellectual property and technology transactions.
Gary B. Shell, age 53, was appointed Chief Accounting Officer in May 2005 and has served as Vice President, Finance. He was Vice President, Corporate Finance from 2004 to 2007, and Director, Corporate Finance from 1998 to 2004. He joined the Company in 1983 as Corporate Financial Analyst. Mr. Shell is a certified public accountant, having formerly served on the audit staff of KPMG LLP.
Perry D. Tanner, age 49, joined the Company as Vice President of Marketing in December 2006. For the four years prior to joining EMS, he owned and operated Book Lovers, LLC, a Georgia based corporation, which owns several bookstores. From 1991 to 2002, he held a variety of marketing, sales and operations positions with Scientific Atlanta, Inc. including serving as Vice President of Marketing from 2000 to 2002, Division President and General Manager for its Satellite Television Networks division from 1997 to 2000, and Vice President and General Manager for its Transmission Networks division from 1993 to 1997.
Neilson A. Mackay, age 67, was appointed Executive Vice President-Strategy, and previously served as Vice President-Corporate Development and President of SATCOM since March of 2007. From 2001 to 2007, he served as Senior Vice President and General Manager of SATCOM. He joined the Company in January 1993, when the Company acquired an Ottawa, Ontario-based space satellite communications business of which he served as President.
David A. Smith, age 56, joined the Company as Vice President and General Manager of D&SS in April 2007. For the two years prior to joining the Company, he served as CEO and managing director of Metal Storm Inc., a provider of projectile launching systems. He served as President and COO of Sensytech Inc., a manufacturer of undersea and electronic countermeasure systems from 2002 to 2004, Senior Vice President and General Manager of Quixote Corporation from 1999 to 2002, and Vice President of Operations for Amphenol Corporation from 1996 to 1999.
James S. Childress, age 63, was appointed President and General Manager of LXE in 2001. He joined the Company in August 2000 as Vice President of Business Development at LXE. Prior to joining the Company, he served as Vice President of EG&G Technical Services, Inc., a leading provider of technical and support services to the U.S. Departments of Defense, Energy, Transportation, Treasury, Justice and Commerce, and to NASA. He joined EG&G in 1998 following a distinguished career in the U.S. Air Force, where he focused on logistics and systems acquisition. In the Air Force, he attained the rank of major general, and last served as commander of the San Antonio Air Logistics Center.
Gary M. Hebb, age 47, has served as Vice President and General Manager of SATCOM since March 2007. He joined SATCOM in 1989, and since then has been given assignments of increasing responsibilities, including appointment as Vice President of Engineering and Business Development in 2000.

12 of 80

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
Decisions by our customers about the timing and scope of capital spending, particularly on major programs, can have a significant effect on our net sales and earnings
Each of our businesses is dependent on our customers’ capital spending decisions, which are affected by numerous factors, such as general economic conditions, end-user demand for their particular products, capital availability, and comparative anticipated returns on their capital investments. In addition, large defense programs are an important source of our current and anticipated future net sales, especially in D&SS. Customer decisions as to the nature and timing of their capital spending, and developments affecting these large defense programs, can have a significant effect on us. Our net sales and earnings would decline in the event of general reductions in capital spending by our customers, or delay in the implementation of, or significant reduction in the scope of, any of the current or major anticipated programs in which we participate.
If our commercial customers fail to find adequate funding for major potential programs, or our government customers do not receive necessary funding approvals, our net sales would decline.
To proceed with major programs, such as satellite data-communications systems, our customers typically must obtain substantial amounts of capital, from either governmental or private sources. The availability of this capital is directly affected not only by general economic conditions, but also by political developments and by conditions in the private capital markets. If adequate funds are not available to our targeted customers for these programs, our expected net sales may be adversely affected. Large defense programs are often funded in multiple phases, requiring periodic further funding approvals, which may be withheld for a variety of political, budgetary or technical reasons, including the effects of defense budget pressures on near-term spending priorities. Such multi-year programs can also be terminated or modified by the government in ways adverse to us and, in many cases, with limited notice and without penalty. These developments would reduce our net sales below the levels we would otherwise expect.
We may encounter technical problems or contractual uncertainties, which can cause delays, added costs, lost sales, and liability to customers.
From time to time we have encountered technical difficulties that have caused delays and additional costs in our technology development efforts. We are particularly exposed to this risk in new product development efforts, and in fixed-price contracts on technically advanced programs at D&SS and SATCOM that require novel approaches and solutions. In these cases, the additional costs that we incur are not covered by revenue commitments from our customers, and therefore reduce our earnings. In addition, technical difficulties can cause us to miss expected delivery dates for new product offerings, which could cause customer orders to fall short of expectations.
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

13 of 80

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

14 of 80

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
Because our products and programs are technically sophisticated, we must attract and retain employees with advanced technical and program-management skills. Many of our senior management personnel also possess advanced knowledge of the business in which we operate and are otherwise important to our success. Other employers also often recruit persons with these skills, both generally and in focused engineering fields. If we are unable to attract and retain skilled employees and senior management, our performance obligations to our customers could be affected and our net sales could decline.
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

15 of 80

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
U.S. export controls severely limit unlicensed technical discussions with any persons who are not U.S. citizens or permanent residents. As a result, we are restricted in our ability to hold technical discussions between U.S. personnel and current or prospective non-U.S. customers or suppliers, between Canadian personnel and current or prospective U.S. customers or suppliers, and between U.S. employees and our Canadian or other non-U.S. employees. These restrictions reduce our ability to win cross-border space work, to utilize cross-border supply sources, and to deploy technical expertise in the most effective manner.
Economic or political conditions in other countries could cause our net sales or earnings to decline.
International sales significantly affect our financial performance. Approximately $111.7 million, $82.5 million and $75.4 million, or 38.8%, 31.6% and 33.4% of our net sales for 2007, 2006, and 2005, respectively, were derived from customers residing outside of the U.S. Adverse economic conditions in our customers’ countries, mainly in Western Europe, Latin America and the Pacific Rim, have affected us in the past, and could adversely affect future international revenues in all of our businesses, especially LXE. Unfavorable currency exchange rate movements can adversely affect the marketability of our products by increasing the local-currency cost. In addition to these economic factors directly related to our markets, there are risks and uncertainties inherent in doing business internationally that could have an adverse effect on us, such as potential adverse effects of political instability or changes in governments, changes in foreign income tax laws, and restrictions on funds transfers by us or our customers, as well as of unfavorable changes in laws and regulations governing a broad range of business concerns, including proprietary rights, legal liability, and employee relations. All of these factors could cause significant harm to our net sales or earnings.
Unfavorable currency exchange rate movements could result in foreign exchange losses and cause our earnings to decline.
We have international operations, and we use forward currency contracts to reduce the earnings risk from holding certain assets and liabilities in different currencies, but we cannot entirely eliminate those risks. In addition, Canada-based SATCOM derives a major portion of its sales from agreements in U.S. dollars; as a result, a stronger Canadian dollar would increase our costs relative to our U.S. net sales, and we are unlikely to recover these increased costs through higher U.S. dollar prices due to competitive conditions. As a result of these factors, our financial results will continue to have an element of risk related to foreign exchange rates.
Our net sales in certain markets depend on the availability and performance of other companies with which we have marketing relationships.
With respect to some applications, including mobile satellite communications, we seek to develop marketing relationships with other companies that have superior direct customer access from advantages such as specialized software and established customer service systems. For example, the marketing of our line of high-speed commercial airline communications products is dependent on the success of our direct customers in the sale of our products as a complementary offering with their own lines of avionics products. In other markets, such as wireless local-area networks, a major element of our distribution channels is a network of value-added retailers and independent distributors. In foreign markets for many of our products, we are often dependent on successful working relationships with local distributors and other business personnel. If we are unable to identify and structure effective relationships with other companies that are able to market our products, our net sales could fail to grow in the ways we expect.

16 of 80

Customer orders in backlog may not result in sales.
Our order backlog represents firm orders for products and services. However, our customers may cancel or defer orders for products and services, in most cases without penalty. Cancellation or deferral of an order in our D&SS segment typically involves penalties and termination charges for costs incurred to date, but these termination penalties would still be considerably less than what we would have expected to earn if the order could have been completed. We make management decisions based on our backlog, including hiring of personnel, purchasing of materials, and other matters that may increase our production capabilities and costs whether or not the backlog is converted into revenue. Cancellations, delays or reductions of orders could adversely affect our results of operations and financial condition.
Our products typically carry warranties, and the costs to us to repair or replace defective products could exceed the amounts we have experienced historically.
Most of our products carry warranties of between one and three years; however, we have some products with longer warranty periods, and we depend on our reputation for reliability and customer service in our competition for sales. If our products are returned for repair or replacement under warranty or otherwise under circumstances in which we assume responsibility, particularly if at a higher rate than we expect based on historical experience, we can incur significant costs that may be in excess of the reserves that we have established based on our historical warranty cost levels, which would reduce our earnings.
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
To support growth, we have made and may continue to make acquisitions of and investments in businesses, products and technologies that could complement or expand our businesses. However, if we should be unable to successfully negotiate with a potential acquisition candidate, finance the acquisition, or effectively integrate the acquired businesses, products or technologies into our existing business and products, our net sales and earnings could be adversely affected. Furthermore, to complete future acquisitions, we may issue equity securities, incur debt, assume contingent liabilities or the risk of unknown liabilities, or we may incur amortization expenses or write-downs of acquired assets as a result of future acquisitions, all of which could cause our earnings to decline. We also may

17 of 80

acquire businesses that do not perform as we expect, are subject to undisclosed or unanticipated liabilities, or are otherwise dilutive to our earnings.
We have residual liabilities under the terms of our sales of discontinued businesses.
We have reserved amounts we believe to be adequate to cover our potential liability under actual or potential claims asserted under warranties and representations made by the Company, and obligations assumed by purchasers, in connection with the Company’s prior dispositions of discontinued operations. However, payment of such liabilities would decrease our cash, and if the final resolution of such liabilities exceeded our reserves, our results of discontinued operations would also be adversely affected.
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
The quarterly net sales and earnings contributions of some of our segments are heavily dependent on customer orders or product shipments in the final weeks or days of the quarter. Due to some of the risks related to our business discussed above, it can be difficult for us to predict the timing of receipt of major customer orders, and we are unable to control timing decisions made by our customers. This can create volatility in quarterly results, and hinders our ability to determine before the end of each quarter whether quarterly earnings will meet prevailing expectations. The market price for our shares is likely to be adversely affected by quarterly earnings results that are below analyst and market expectations.
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

18 of 80

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

19 of 80

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
We lease approximately 105,000 square feet of office and manufacturing space, for SATCOM’s operations, located in Ottawa, Ontario (lease to expire in 2017).
We lease several small sites in the U.S., Europe, Singapore, the UAE, China and Australia for LXE sales offices and for two SATCOM engineering facilities. If any of these leases were terminated, we believe we could arrange for comparable replacement facilities on similar terms.
ITEM 3. Legal Proceedings
The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
ITEM 4. Submission of Matters to a Vote of Security Holders
None.

20 of 80

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
The common stock of EMS Technologies, Inc. is traded on the NASDAQ Global Select Market (symbol ELMG). At March 3, 2008, there were approximately 410 shareholders of record, and the Company believes that there were approximately 2,400 beneficial shareholders, based upon broker requests for distribution of Annual Meeting materials. The price range of the stock is shown below:

	2007 Price Range		2006 Price Range
	High	Low	High	Low
First Quarter	$21.65	18.72	$18.65	16.14
Second Quarter	22.89	18.00	20.51	17.78
Third Quarter	25.89	19.62	19.31	14.53
Fourth Quarter	33.23	23.85	21.17	17.58
The Company has never paid a cash dividend with respect to shares of its common stock, and has retained its earnings to provide cash for the operation and expansion of its business. The Company cannot currently declare or make any cash dividends without the consent of the lenders in its revolving credit agreement. Future dividends, if any, will be determined by the Board of Directors in light of the circumstances then existing, including the Company’s earnings and financial requirements and general business conditions.

21 of 80

ITEM 6. Selected Financial Data

	Years ended December 31
(in thousands, except earnings (loss) per share)	2007	2006	2005	2004	2003
Net sales	$287,879	261,119	225,887	201,100	192,473
Cost of sales	175,278	164,611	146,965	130,623	124,885
Selling, general and administrative expenses	74,561	66,335	56,944	49,346	45,644
Research and development expenses	18,773	15,816	11,754	12,034	11,192

Operating income	19,267	14,357	10,224	9,097	10,752
Interest income	5,403	2,254	588	1,085	16
Interest expense	(1,953)	(1,921)	(3,304)	(1,791)	(1,534)
Foreign exchange loss	(1,390)	(710)	(288)	(187)	(260)

Earnings from continuing operations before income taxes	21,327	13,980	7,220	8,204	8,974
Income tax (expense) benefit	(2,080)	1,823	(2,094)	(2,134)	(1,974)

Earnings from continuing operations	19,247	15,803	5,126	6,070	7,000
Discontinued operations:
(Loss) earnings from discontinued operations before income taxes	(585)	24,427	(13,971)	(6,016)	(46,481)
Income tax benefit (expense)	82	(7,222)	(2,598)	138	2,089

(Loss) earnings from discontinued operations	(503)	17,205	(16,569)	(5,878)	(44,392)

Net earnings (loss)	$18,744	33,008	(11,443)	192	(37,392)

Net earnings (loss) per share:
Basic:
From continuing operations	$1.25	1.08	0.46	0.55	0.65
From discontinued operations	(0.03)	1.18	(1.48)	(0.53)	(4.15)

Net earnings (loss)	$1.22	2.26	(1.02)	0.02	(3.50)

Diluted:
From continuing operations	$1.24	1.08	0.46	0.54	0.65
From discontinued operations	(0.03)	1.17	(1.48)	(0.52)	(4.12)

Net earnings (loss)	$1.21	2.25	(1.02)	0.02	(3.47)

Weighted average number of shares:
Basic	15,354	14,621	11,179	11,094	10,702
Diluted	15,482	14,679	11,225	11,237	10,785

	As of December 31
	2007	2006	2005	2004	2003
Working capital related to continuing operations	$198,491	176,570	67,580	68,835	22,608
Total assets	323,800	291,684	225,341	256,953	230,968
Long-term debt, including current installments	13,720	14,857	43,408	61,454	53,569
Shareholders’ equity	247,126	213,083	113,656	126,021	120,042
No cash dividends have been declared or paid during any of the periods presented.

22 of 80

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We are a leading innovator in the design, manufacture, and marketing of wireless communications solutions and address the markets for enterprise mobility, communications-on-the-move and in-flight connectivity markets for both commercial and government end-users. We focus on the needs of the mobile information user and the increasing demand for wireless broadband communications. Our products enable communications across a variety of coverage areas, ranging from global to regional to within a single facility. Our continuing operations include the following three segments:
•	Defense & Space Systems (“D&SS”) - Highly engineered hardware for satellites and defense electronics applications;

•	LXE - Rugged mobile computer terminals and related equipment for wireless local area networks; and

•	SATCOM - Satellite communications antennas and terminals for aircraft and ground-based vehicles, and satellite ground stations for search and rescue operations.
We sell D&SS products primarily for defense applications. We sell LXE products and the majority of SATCOM’s products for commercial applications. Sales of products for U.S. government end-use comprised 24.6%, 21.3% and 17.7% of our net sales in 2007, 2006 and 2005, respectively.
Our sales to customers in the United States accounted for 61.2%, 68.4% and 66.6% of our consolidated net sales in 2007, 2006 and 2005, respectively. The largest single geographic market for our products outside the U.S. has recently been the United Kingdom, which accounted for 7.3%, 5.2% and 6.3% of consolidated net sales in 2007, 2006 and 2005, respectively. Net sales from our non-U.S. markets have generally increased when the Euro and other local functional currencies have increased in value as compared with the U.S. dollar.
Following is a summary of significant factors affecting the Company in 2007:
For continuing operations:
•	Net sales reached an all-time high of $287.9 million in 2007, mainly due to record sales recorded at SATCOM and D&SS.

•	Each of the three segments reported strong operating income in 2007. Consolidated operating income was 34.2% higher for 2007 than for 2006.
For discontinued operations:
•	Discontinued operations had no material net effect on the Company’s 2007 financial results. The net loss before income taxes of $585,000 mainly related to resolution of various contingencies under the asset-sale agreements.
Description of Net Sales, Costs and Expenses
Net sales
The amount of net sales is the most significant factor affecting our operating income in a period. We recognize product-related net sales under most of our customer agreements when we ship units or complete the installation of our products. If multiple deliverables are involved or software is not incidental to a product as a whole (both mainly experienced at SATCOM), we recognize revenue in accordance with Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” or Statement of Position No. 97-2, “Software Revenue Recognition,” as applicable. If the customer agreement is in the form of a long-term contract (mainly at D&SS and to a lesser degree at SATCOM), we recognize revenue under the percentage-of-completion method, using the ratio of cost-incurred-to-date to total-estimated-cost-at-completion as the measure of performance.

23 of 80

We also generate net sales from product-related service contracts and repair services for D&SS, LXE and SATCOM, and engineering services projects for D&SS. We recognize revenue from product-related service contracts ratably over the life of the contract. We recognize revenue from contracts for engineering services using the percentage-completion method for fixed price contracts, or as costs are incurred for cost-type contracts. We recognize revenue from repair services as services are rendered.
Cost of sales
For our LXE and D&SS products, we conduct most of our manufacturing efforts in our Atlanta-area facilities. We manufacture all SATCOM products at our facility in Ottawa, Canada.
Product cost of sales includes the cost of materials, payroll and benefits for direct and indirect manufacturing labor, engineering and design costs, outside costs such as subcontracts, consulting or travel related to specific contracts, and manufacturing overhead expenses such as depreciation, utilities and facilities maintenance.
We sell a wide range of advanced wireless communications products into markets with varying competitive conditions, and cost of sales, as a percentage of net sales, varies with each product. Consequently, the mix of products sold in a given period is a significant factor affecting our operating income. In recent years, the cost-of-sales percentage has generally been lower for LXE and SATCOM products, as compared with products from D&SS.
The cost-of-sales percentage is principally a function of competitive conditions, but SATCOM is also affected by changes in foreign currency exchange rates. SATCOM derives most of its net sales from contracts denominated in U.S. dollars, but the Canada-based SATCOM segment incurs most of its costs in Canadian dollars. As the U.S. dollar weakens against the Canadian dollar, our reported manufacturing costs may increase relative to our net sales, which increases the cost-of-sales percentage.
Service cost of sales is based on labor and non-labor costs recognized as incurred to fulfill obligations under most of the Company’s service contracts. Cost of sales for long-term engineering services contracts are based on labor and non-labor costs incurred, relative to the estimated cost-to-complete the contractual deliverables.
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
Research and development expenses
Research and development (“R&D”) expenses represent the cost of our development efforts, net of reimbursement under specific customer-funded R&D agreements. R&D expenses include salaries of engineers and technicians and related overhead expenses, the cost of materials utilized in research, and additional engineering or consulting services provided by independent companies. R&D costs are expensed as they are incurred. We also often incur significant development costs to meet the specific requirements of customer contracts in D&SS and SATCOM, and we report these costs in the consolidated statements of operations as cost of sales.
Interest income
Interest income mainly includes interest income from investments in government obligations money-market funds, in other money market instruments, and in interest-bearing deposits.

24 of 80

Interest expense
We incur interest expense principally related to mortgages on certain facilities, and amortize deferred financing costs related to our revolving credit facilities. We do not presently incur interest related to our revolving credit facilities because in February 2006, the Company repaid all of its borrowings under these facilities from the proceeds of a public stock offering.
Foreign exchange gains and losses
We recognize foreign exchange gains and losses, mainly in our SATCOM and LXE segments, related to assets or liabilities that are denominated in a currency different from the local functional currency. For our Canada-based SATCOM segment, most trade receivables relate to contracts denominated in U.S. dollars; when the U.S. dollar weakens against the Canadian dollar, the value of SATCOM’s trade receivables decreases and foreign exchange losses result. For our LXE segment’s international subsidiaries, most trade payables are in U.S. dollars and relate to their purchases of hardware from LXE’s U.S. operations for sale in Europe and Asia; when the U.S. dollar weakens against the Euro or other international currency, the value of the LXE subsidiaries’ trade payables decreases and foreign exchange gains result.
We regularly assess the Company’s exposures to changes in foreign exchange rates and as a result, we enter into forward currency contracts to reduce those exposures. The notional amount of each forward currency contract is based on the amount of exposure for net assets or liabilities subject to changes in foreign currency exchange rates. We record changes in the fair value of these contracts in our consolidated statements of operations.
Income taxes
Typically, the main factor affecting our effective income tax rate each year is the relative proportion of taxable income that we expect to earn in our Canadian and European operations, where the effective rates are substantially lower than in the U.S. The lower effective rates outside the U.S. result from tax benefits in Canada for research-related expenditures and generally lower marginal statutory rates in Europe. Income tax expense in the U.S. in 2007 was reduced by approximately $700,000 of federal tax credits for qualifying research and development costs incurred during the year; however, the U.S. Congress has not extended (although it may yet do so) this tax credit to 2008. Based on the expected earnings in various tax jurisdictions, the Company expects its effective tax rate for 2008 to be approximately 20%.
The Company’s income tax benefit for 2006 included a $3.3 million tax benefit related to research and development costs incurred in prior years and qualifying for U.S. Federal tax credits. Additionally, the Company realized a benefit with respect to U.S. Federal tax credits for qualifying research and development costs incurred in 2006.
In 2006, the Company also recognized a $1.7 million benefit from the reduction of the valuation allowance based on the expected continuing profitability of SATCOM. The Company did not further reduce the valuation allowance in 2007 because of legislation enacted in 2007 to harmonize the tax regimes of the province of Ontario and the Canadian federal government, and the resulting uncertainty caused by harmonization regarding the future availability of certain deferred tax assets.
Discontinued operations
In 2005 and 2006, we disposed of Space & Technology/Montreal (“S&T/Montreal”), Satellite Networks (“SatNet”), and EMS Wireless, which have been reported as discontinued operations. In 2007, the expenses reported under discontinued operations mainly relate to the resolution of various contingencies, representations or warranties under standard indemnification provisions in the sales agreements. The Company records a liability related to a contingency, representation or warranty when management considers that the liability is both probable and can be reasonably estimated. Management believes that it is reasonably possible, but not probable, that additional accruals for these purposes may be made, in particular, for the cost of repair of certain products manufactured by one of the disposed divisions. At present, the Company cannot reasonably estimate the range of cost for this potential liability or whether such liability would be material. No accrual has been recorded for this potential liability as of December 31, 2007.

25 of 80

Results of Operations
(as a percentage of net sales, unless noted otherwise)

	Years ended December 31
	2007	2006	2005
Product net sales	86.0%	85.6%	85.1%
Service net sales	14.0	14.4	14.9

Net sales	100.0	100.0	100.0
Product cost of sales, as a percentage of product net sales	61.3	62.4	64.9
Service cost of sales, as a percentage of service net sales	58.6	66.7	66.2
Cost of sales	60.9	63.0	65.1
Selling, general and administrative expenses	25.9	25.4	25.2
Research and development expenses	6.5	6.1	5.2

Operating income	6.7	5.5	4.5
Interest income	1.9	0.9	0.3
Interest expense	(0.7)	(0.7)	(1.5)
Foreign exchange loss	(0.5)	(0.3)	(0.1)

Earnings from continuing operations before income taxes	7.4	5.4	3.2
Income tax (expense) benefit	(0.7)	0.7	(0.9)

Earnings from continuing operations	6.7	6.1	2.3

Discontinued operations:
Earnings (loss) from discontinued operations before income taxes	(0.2)	9.3	(6.2)
Income tax (expense) benefit	—	(2.8)	(1.2)

(Loss) earnings from discontinued operations	(0.2)	6.5	(7.4)

Net earnings (loss)	6.5%	12.6%	(5.1)%

Years ended December 31, 2007 and 2006:
Net sales increased by 10.2% to $287.9 million from $261.1 million in 2007 as compared with 2006, and net sales grew in each of the Company’s three segments. SATCOM and D&SS recorded the largest growth in net sales, with increases of 27.2% and 12.7%, respectively. These increases were mainly the result of strong sales of high-speed-data aeronautical products by SATCOM, increased activity on U.S. military programs, and a new commercial satellite program by D&SS. LXE’s net sales were slightly higher because the growth in net sales from international markets offset the decline in net sales from the Americas markets.
Product net sales increased by 10.7% to $247.5 million in 2007 as compared with 2006. This increase in consolidated product net sales was mainly due to 29.0% growth in product net sales at SATCOM that resulted from continued strong demand for its high-speed-data aeronautical products, as well as higher revenues recognized on long-term contracts at D&SS. Service net sales increased by 7.4% to $40.4 million in 2007 as compared with 2006 mainly due to growth in the LXE and SATCOM service businesses, which supports the increased number of products placed into service. As a percentage of total net sales, product net sales and service net sales remained relatively unchanged in 2007 as compared with 2006.
Consolidated total cost of sales, as a percentage of consolidated total net sales, decreased in 2007 as compared with 2006 due to lower cost-of-sales percentages recorded by each of our three segments, and a higher proportion of total net sales generated by SATCOM, which generally has the Company’s lowest cost of sales percentage. Product cost of sales, as a percentage of its respective net sales, decreased in 2007 as compared with 2006 due to SATCOM’s lower material costs and more favorable product mix, as well as an improved contract performance by D&SS. Service cost of sales, as a percentage of its respective net sales, decreased in 2007 as compared with 2006, due to lower repair rates experienced under existing maintenance contracts by SATCOM and LXE.

26 of 80

SG&A, as a percentage of consolidated net sales, increased slightly from 25.4% to 25.9%. The increase in the SG&A percentage and the $8.2 million increase in SG&A expenditures related to: (1) efforts to support the growth in net sales, (2) the effect of changes in foreign exchange rates on the reported costs of LXE and SATCOM, and (3) an increase of approximately $550,000 in the allowance for doubtful accounts at SATCOM.
R&D expenses increased by $3.0 million mainly due to additional internal development programs for new product introductions by LXE, and next-generation products at SATCOM. R&D expenses also increased due to the effect of changes in foreign exchange rates on the reported costs of SATCOM.
Interest income increased by $3.1 million in additional interest income earned from higher average investment balances. This was primarily due to the $49.9 million received from the sale of the EMS Wireless in December 2006.
Our foreign currency derivative program was somewhat less effective in reducing the currency risk related to the timing of the growth in foreign sales in 2007, resulting in greater foreign exchange losses in 2007 as compared with 2006.
The Company’s effective tax rate for 2007 was 9.8%, as compared with the pro forma effective rate of 30% (excluding the benefit of a $3.3 million recognition of estimated research and development credits generated in the U.S., and a $1.7 million benefit realized from the reduction of the valuation allowance based on the expected continuing profitability of SATCOM) for 2006. This decrease in the effective income tax rate in 2007 was based mainly upon a higher proportion of profits earned in Canada and other foreign jurisdictions, where we have a much lower effective rate than in the U.S. The lower effective tax rates outside the U.S. are due to research-related tax benefits in Canada and generally lower marginal statutory rates in Europe. The effective tax rate for 2008 is expected to be approximately 20%.
Years ended December 31, 2006 and 2005:
Net sales increased by $35.2 million to $261.1 million from $225.9 million, in 2006 as compared with 2005. Each of the three segments contributed to the increase in net sales, with the largest increase reported by SATCOM. SATCOM’s net sales increased by 37.7% to $70.7 million, mainly due to continued growth in high-speed-data aeronautical terminals for both commercial and military markets. LXE’s net sales increased $14.9 million mainly due to an increased number of hardware units shipped to the Americas and International markets, reflecting the positive acceptance of their most current product offerings.
Product net sales increased by $31.2 million to $223.5 million from $192.3 million, in 2006 as compared with 2005. This was due to the strong growth of high-speed-data aeronautical terminals recorded by SATCOM, and the increase in hardware product shipments by LXE. Service net sales increased by $4.0 million to $37.6 million from $33.6 million, in 2006 as compared with 2005. This was mainly due to growth in the service business by SATCOM to support the increased number of products placed in service, and increased activity on a significant military communications research project awarded to D&SS. As a percentage of total net sales, both product net sales and service net sales remained relatively unchanged in 2006 as compared with 2005.
Consolidated total cost of sales, as a percentage of consolidated total net sales, decreased in 2006 as compared with 2005 mainly due to a higher proportion of total net sales generated from SATCOM and LXE, which have lower cost-of-sales percentages than D&SS. Product cost of sales, as a percentage of its respective net sales, decreased for 2006 as compared with 2005 mainly due to a more favorable product mix from LXE. Service cost of sales, as a percentage of its respective net sales, remained relatively unchanged in 2006 as compared with 2005.
SG&A, as a percentage of net sales, remained relatively unchanged from 2006 to 2005, although actual expenses increased by $9.4 million. This increase was primarily due to higher administrative expenses to support the increase in sales by SATCOM and LXE, increased sales and marketing expenditures in international markets by LXE, and higher corporate expenses related primarily to costs incurred to third parties with respect to the analysis of research and development costs qualifying for U.S. Federal tax credits. An additional factor in the SG&A growth was the

27 of 80

weaker U.S. dollar versus the Canadian dollar, which raised the reported U.S. dollar-equivalent of SG&A expenses incurred in the Canada-based SATCOM segment.
R&D expenses increased by $4.1 million in 2006 as compared with 2005 mainly due to additional internal development programs for next-generation products at SATCOM.
Interest income increased by $1.7 million as a result of additional interest income earned from higher average investment balances after the February 2006 public stock offering.
Interest expense decreased by $1.4 million due to lower average debt outstanding in 2006 as compared with 2005. In February 2006, the Company repaid all of its borrowings under its U.S. and Canadian revolving credit facilities with the net proceeds received from its public stock offering.
Our foreign currency derivative program was somewhat less effective in reducing the currency risk related to the timing of the growth in foreign sales in 2006, resulting in greater foreign exchange losses in 2006 as compared with 2005.
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
Net Sales, Cost of Sales, and Operating Income (Loss) by Segment
Our segment net sales, cost-of-sales as a percentage of respective segment net sales, and segment operating income (loss) for the years ended December 31, 2007, 2006 and 2005 were as follows (in thousands, except percentages):

	Years ended December 31
	2007	2006	2005
Net sales:
Defense & Space Systems	$59,090	52,416	51,394
LXE	138,821	138,001	123,140
SATCOM	89,968	70,702	51,353

Total	$287,879	261,119	225,887

Cost-of-sales percentage:
Defense & Space Systems	75.4%	79.1%	80.0%
LXE	58.0	58.5	60.3
SATCOM	55.9	59.4	60.3
Total	60.9	63.0	65.1

Operating income (loss):
Defense & Space Systems	$4,876	2,572	3,186
LXE	7,067	11,043	7,520
SATCOM	12,189	6,170	3,524
Corporate and other	(4,865)	(5,428)	(4,006)

Total	$19,267	14,357	10,224

28 of 80

Defense & Space Systems: Net sales reached an all-time-high of $59.1 million in 2007, and increased 12.7% as compared with 2006. The growth in net sales was mainly due to increased activity on U.S. military programs, and a significant commercial satellite program that began in 2007. Strong orders in 2007 for long-term defense contracts resulted in a record backlog totaling $65.7 million at December 31, 2007. Net sales increased in 2006 as compared with 2005 due to strong orders growth for long-term defense contracts. Orders for long-term defense contracts slowed in 2005 as a result of delayed funding caused by U.S. Department of Defense budgetary delays.
Cost of sales, as a percentage of net sales, was lower in 2007 as compared with 2006 mainly due to improved contract performance. The cost-of-sales percentage remained relatively unchanged for years ending December 31, 2006 and 2005.
LXE: Net sales in 2007 increased slightly as compared with 2006 mainly due to an increased number of terminals shipped to international markets, which offset a decline in net sales in the Americas. We attribute the strength of international markets to favorable exchange rates and to the benefits of our international sales and marketing efforts. We believe that the softer Americas market reflects slower capital spending in a sluggish economy.
Net sales increased by $14.9 million in 2006 from 2005 mainly due to an increased number of hardware units shipped to the Americas and International markets. This increase followed additional sales and marketing efforts, and favorable market acceptance of LXE’s product offerings, including the MX7 handheld computer. The Company’s expansion into Asia-Pacific and Middle East markets also contributed to the increase in net sales in the international markets in 2006 as compared with 2005.
Cost of sales, as a percentage of net sales, declined slightly mainly due to lower repair rates experienced under existing maintenance contracts. Cost of sales, as a percentage of net sales, in 2006 was lower as compared with 2005 mainly due to a more favorable product mix.
SG&A expenses increased in 2007 and in 2006 as compared with the previous years due to the expansion of marketing and distribution in international markets, the effect of changes in foreign exchange rates, and the upgrade of LXE’s enterprise resource planning system.
SATCOM: Net sales increased by 27.2% in 2007 as compared with 2006 as the segment achieved record sales levels in 2007. These higher sales were due to a continued strong market for SATCOM’s aeronautical products, especially in the corporate jet market, as well as a major emergency management project begun at the end of 2006. Net sales in 2006 increased significantly compared with 2005. This increase was mainly a result of strong sales of new high-speed-data aeronautical products introduced to expand this product line in response to growing demands by both the commercial and military markets. Net sales also increased as a result of the growth in unit sales of land-mobile portable antenna products in 2006, and the strong demand for emergency management products and legacy aeronautical antennas.
Cost of sales, as a percentage of net sales, decreased in 2007 as compared with 2006 mainly due to lower material costs for U.S.-Sourced goods resulting from the stronger Canadian dollar, and a more favorable product mix. Cost of sales, as a percentage of net sales, was relatively unchanged for the two years ending December 31, 2006.
SG&A expenditures increased by approximately $3.1 million in 2007 as compared with 2006. This was mainly due to higher selling and marketing expenses to support the growth in net sales, the effect of changes in foreign exchange rates, and an approximately $550,000 increase in the allowance for doubtful accounts in 2007 to reflect the risk related to a slow-paying distributor.
Discontinued Operations: In 2005 and 2006, we disposed of S&T/Montreal, SatNet, and EMS Wireless, which have been reported as discontinued operations. In 2007, the expenses reported under discontinued operations mainly relate to the resolution of various contingencies, representations or warranties under standard indemnification provisions in the sales agreements. The Company records a liability related to a contingency, representation or warranty when management considers that the liability is both probable and can be reasonably estimated.

29 of 80

In 2007, discontinued operations reported a loss before income taxes of $585,000 mainly due to costs incurred to resolve various contingent items, as well as expenses for legal, audit, and other outside services for the sale of SatNet and EMS Wireless.
Our discontinued operations reported pre-tax earnings of $24.4 million in 2006, which included a $26.9 million gain on the sale of EMS Wireless. This gain was partially offset by an operating loss from SatNet through its date of disposition, costs resulting from the resolution of contingent items for SatNet and S&T/Montreal, as well as legal, audit, and other outside service expenses.
The 2005 pre-tax results from our discontinued operations was a loss of $14.0 million. This loss included impairment charges of $10.0 million and $6.2 million for S&T/Montreal and SatNet, respectively, to reflect the revised estimate of the fair value, less cost to sell, of these divisions and a $2.2 million loss upon the sale of S&T/Montreal. The loss also reflected cost increases on certain long-term contracts at S&T/Montreal and lower than expected net sales by SatNet. In addition, the results from these Canada-based discontinued operations were adversely affected by a weaker U.S. dollar compared with the Canadian dollar, which increased the reported costs of SatNet’s operations relative to sales under its customer agreements, most of which were denominated in U.S. dollars. These losses were partially offset by earnings of $6.9 million from EMS Wireless due to substantial sales of domestic antenna products to several wireless service providers.
Liquidity and Capital Resources
During 2007, cash flow from continuing operating activities increased to $42.1 million mainly due to the net earnings reported by each of our three segments, and the significant collections of receivables by D&SS and LXE. The $3.3 million of net cash used in operating activities in discontinued operations was mainly for payments of working capital adjustments in accordance with the terms of the sales agreements for SatNet and EMS Wireless.
During 2006, financing activities from continuing operations generated $35.2 million in positive cash flow. The $35.2 million primarily resulted from the $58.7 million in net proceeds received from the Company’s public stock offering of 3,795,000 shares, offset by the repayment of all of the Company’s borrowings under its U.S. and Canadian revolving credit facilities. The $49.9 million, $5.5 million, and $3.2 million in net cash received in 2006 from the sale of EMS Wireless, SatNet, and S&T/Montreal, respectively, has been included in cash flows from investing activities.
The Company invested the remaining proceeds from its stock offering along with the proceeds received in 2006 from the sale of SatNet and EMS Wireless in a government obligations money-market fund, in other money-market instruments, and in interest-bearing deposits. These investments are all highly liquid and include debt instruments with an initial or remaining term of less than three months. These funds are intended to be used, along with the available credit facility borrowings, to pursue strategic opportunities in markets and products.
At December 31, 2007, the Company had a $47.5 million maximum borrowing capacity under its U.S. revolving credit facility and a $14.2 million maximum borrowing capacity under its Canadian revolving credit facility, and no borrowings were outstanding under either facility. The Company had $6.3 million of outstanding letters of credit at the end of 2007, and the net total available for borrowing under these revolving credit facilities was $55.4 million.
These revolving facilities were secured by substantially all tangible and intangible assets, with certain exceptions for real estate that secured existing mortgages and other permitted liens. Interest under both the U.S. and the Canadian revolving loans were, at the Company’s option, a function of either the bank’s prime rate or LIBOR. A commitment fee equal to 0.375% per annum of the daily average unused credit in both the U.S. and Canada was payable quarterly. These credit facilities also restricted our ability to declare or pay cash dividends. The agreements for these revolving credit facilities were extended through March 7, 2008, and were terminated when the Company entered into the new Loan Agreement described below.
On February 29, 2008, the Company entered into a new Revolving Credit Agreement (the “Loan Agreement”) with a syndicate of banks. This new agreement replaced both the previous U.S. revolving credit loan and the Canadian revolving credit loan agreements. Under the new agreement, the Company has $60 million total capacity for borrowing in the U.S. and $15 million total capacity for borrowing in Canada. The agreement also has a provision

30 of 80

permitting an increase in the total borrowing capacity of up to an additional $50 million with additional commitments from the current lenders or from new lenders. The existing lenders have no obligation to increase their commitment. The Loan Agreement provides for borrowings through February 28, 2013 (the Maturity Date), with no principal payments required until maturity. The Loan Agreement is secured by substantially all tangible and intangible assets, with certain exceptions for real estate that secures existing mortgages and other permitted liens and for certain assets in foreign countries.
Interest will be, at the Company’s option, a function of either the bank’s prime rate or LIBOR. A commitment fee equal to 0.30% per annum of the daily unused credit is payable quarterly. The Company will also pay legal, accounting, and other fees and expenses in connection with the Loan Agreement.
The Loan Agreement includes a financial covenant that establishes a maximum ratio of total funded debt to historical consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA). The Loan Agreement also establishes a minimum ratio of consolidated EBITDA less capital expenditures and taxes paid to specific fixed charges, primarily interest, scheduled principal payments under all debt agreements and dividends. The Loan Agreement includes various other covenants that are customary in such borrowings. The agreement also restricts the ability of the Company to declare or pay cash dividends.
The Company expects that capital expenditures in 2008 will range from $15 million to $17 million. These expenditures will be used to purchase equipment that increases or enhances capacity and productivity.
Management believes that existing cash and cash equivalent balances, cash provided from operations, and borrowings available under its credit agreements will provide sufficient liquidity to meet the operating and capital expenditure needs for existing operations during the next 12 months. On February 8, 2008, the Company used $15.3 million of cash to acquire Akerstroms Trux AB (“Trux”), of Bjorbo, Sweden. Additional information on this acquisition is contained in Note 3 of the Company’s consolidated financial statements.
Off-Balance Sheet Arrangements
The Company had $6.3 million of standby letters of credit to satisfy performance guarantee requirements under certain customer contracts outstanding under these revolving credit agreements. While these obligations are not normally called, they could be called by the beneficiaries at any time before the expiration date should we fail to meet certain contractual requirements. The Company had an additional $70,000 of standby letters of credit outstanding with another Canadian bank as a performance guarantee on a long-term contract. The Company deposited $81,000 at a Canadian bank as collateral for these standby letters of credit, which is classified as restricted cash on the Company’s consolidated balance sheet. This will become available in the first quarter of 2010 as the underlying letters of credit expire or are settled. At December 31, 2007, the Company had $46.8 million available for borrowing in the U.S. and $8.6 million available for borrowing in Canada under the respective revolving credit agreements after outstanding letters of credit.
The sales agreements for the disposal of S&T/Montreal, SatNet, and EMS Wireless contain standard indemnification provisions for various contingencies that could not be resolved before the dates of closing and for various representations and warranties by the Company and the purchasers. The Company records a liability related to a contingency, representation or warranty when management considers that the liability is both probable and can be reasonably estimated.

31 of 80

Commitments and Contractual Obligations
Following is a summary of the Company’s material contractual cash commitments as of December 31, 2007 (in thousands):

	Payments due by period
		Less	1-3	4-5	After 5
	Total	1 year	years	years	years
Long-term debt, excluding capital lease obligations	$13,704	3,162	2,624	3,118	4,800
Interest on outstanding long-term debt	4,014	909	1,443	1,005	657
Capital lease obligations	16	12	4	—	—
Operating lease obligations	22,098	3,544	4,735	4,359	9,460
Deferred compensation agreements	571	116	220	120	115
FIN 48-Uncertain tax positions (1)	2,591	2,591	—	—	—
Agreement to acquire satellite service sub-license	8,000	1,000	2,000	2,000	3,000
Purchase commitments (2)	24,774	24,539	235	—	—

(1)	The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the adoption of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. Upon adoption on January 1, 2007, the Company had $2,560,000 of unrecognized tax benefits, as adjusted to $2,714,000 to reflect the reclassification of amounts in discontinued operations and accrued interest on unrecognized benefits. At December 31, 2007, the Company had $2,591,000 of unrecognized tax benefits, $2,105,000 of which would affect the Company’s effective tax rate if recognized.

(2)	Purchase commitments primarily represent existing commitments under purchase orders or contracts to purchase inventory and raw materials for our products. Most of these purchase orders and contracts can be terminated for a fee that is either fixed or based on when termination occurs.

32 of 80

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
Revenue recognition on long-term contracts
Revenue recognition for fixed-price, long-term contracts is a critical accounting policy involving significant management estimates by D&SS and SATCOM. Long-term contracts use the ratio of cost-incurred-to-date to total-estimated-cost-at-completion as the measure of performance that determines how much revenue should be recognized (“percentage-of-completion” method of accounting). Cost incurred and estimates of cost to complete include overhead expenses, which are applied at a budgeted rate; the budgeted overhead rate has historically been closely comparable with the periodic actual overhead rate, but any budget-versus-actual rate variance during an accounting period is expensed in that period, with no effect on revenues recognized.
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
Billings under a long-term contract are often subject to the accomplishment of contractual milestones or specified billing arrangements that are not directly related to the rate of costs being incurred under a contract. As a result, revenue recognized under percentage-of-completion for any particular period may vary from billings for the same period. At December 31, 2007, the Company had recognized a cumulative total of $26.0 million in revenues from continuing operations under percentage-of-completion accounting, but which revenues were unbilled as of that date due to the billing milestones specified in the respective customer contracts.
Net sales under cost-reimbursement contracts in D&SS are recorded as costs are incurred and include an estimate of fees earned under specific contract terms. Costs incurred include overhead, which is applied at rates approved by the customer. Fixed fees are earned ratably over the life of a contract. Incentive fees are based upon achievement of objective criteria for technical product performance or delivery milestones, although such fees may also be based upon subjective criteria (for example, the customer’s qualitative assessment of the Company’s project management). In all cases related to incentive fee arrangements, the Company does not record revenue until the fee has been earned under the terms of the contract.
Net sales under all other contracts are recognized when units are shipped or services are performed, unless multiple deliverables are involved or software is more than incidental to a product as a whole (mainly experienced at SATCOM), in which case we recognize revenue in accordance with either FASB EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” or Statement of Position No. 97-2, “Software Revenue Recognition” as applicable. Net sales do not include sales tax collected.
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

33 of 80

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
The net assets held for sale for S&T/Montreal and SatNet were written down in 2005 to their estimated fair values upon disposal, less cost to sell. As a result, an impairment charge of $16.2 million was included in the results of our discontinued operations in 2005.
Evaluation of contingencies related to discontinued operations
In 2005 and 2006, we disposed of S&T/Montreal, SatNet, and EMS Wireless, all of which have been reported as discontinued operations. In 2007, the expenses reported under discontinued operations mainly relate to the resolution of various contingencies, representations or warranties under standard indemnification provisions in the sales agreements. The Company records a liability related to a contingency, representation or warranty when management considers that the liability is both probable and can be reasonably estimated. As of December 31, 2007, we accrued amounts related to the expected resolution of the dispositions of discontinued operations that could vary from the actual amounts. The most significant accrued cost is a $2.2 million liability, including interest, for the estimated loss under a sub-license agreement with one of the purchasers, which we released from a corporate guarantee as part of the sales agreement.
Management believes that it is reasonably possible, but not probable, that additional accruals may be made, in particular, for the cost of repair of certain products manufactured by one of the disposed divisions. At present, the Company cannot reasonably estimate the range of cost for this potential liability or whether such liability would be material. No accrual has been recorded for this potential liability as of December 31, 2007.
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
With the disposal of unprofitable operations beginning in 2005 and the profitability of continuing operations in Canada, the Company reassessed the valuation of its research-related deferred tax assets in Canada. The Company concluded in both 2005 and 2006 that future pre-tax profitability in Canada was expected to increase, and qualified research in Canada was expected to decrease. As a result of these factors, the Company expected to utilize at least a portion of its research-related deferred tax assets, and, therefore, the reserve for deferred tax assets was reduced by $1.7 million and $400,000 in 2006 and 2005, respectively. The Company did not further reduce the valuation allowance in 2007 because of legislation enacted in 2007 to harmonize the tax regimes of the province of Ontario and the Canadian federal government, and the resulting uncertainty caused by harmonization regarding the future availability of certain deferred tax assets. The reserve for Canadian deferred tax assets may be reduced in the future — resulting in an income tax benefit to future consolidated statements of operations — if the uncertainty regarding the effect of harmonization is favorably resolved, and if profitability expectations for the future continue to increase.

34 of 80

Risk Factors and Forward-Looking Statements
The Company has included forward-looking statements in management’s discussion and analysis of financial condition and results of operations. All statements, other than statements of historical fact, included in this report that address activities, events or developments that we expect or anticipate will or may occur in the future, or that necessarily depend upon future events, including such matters as our expectations with respect to future financial performance, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. Actual results could differ materially from those suggested in any forward-looking statements as a result of a variety of factors. Such factors include, but are not limited to:
▪	economic conditions in the U.S. and abroad and their effect on capital spending in the Company’s principal markets;

▪	difficulty predicting the timing of receipt of major customer orders, and the effect of customer timing decisions on the Company’s quarterly results;

▪	successful completion of technological development programs by the Company and the effects of technology that may be developed by, and patent rights that may be held or obtained by, competitors;

▪	U.S. defense budget pressures on near-term spending priorities;

▪	uncertainties inherent in the process of converting contract awards into firm contractual orders in the future;

▪	volatility of foreign exchange rates relative to the U.S. dollar and their effect on purchasing power by international customers, and the cost structure of the Company’s non-U.S. operations, as well as the potential for realizing foreign exchange gains and losses associated with non-U.S. assets or liabilities held by the Company;

▪	successful resolution of technical problems, proposed scope changes, or proposed funding changes that may be encountered on contracts;

▪	changes in the Company’s consolidated effective income tax rate caused by the extent to which actual taxable earnings in the U.S., Canada and other taxing jurisdictions may vary from expected taxable earnings;

▪	successful transition of products from development stages to an efficient manufacturing environment;

▪	changes in the rate at which the Company’s products are returned for repair or replacement under warranty;

▪	customer response to new products and services, and general conditions in the Company’s target markets (such as logistics, and space-based communications), and whether these responses and conditions develop according to our expectations;

▪	the success of certain of the Company’s customers in marketing our line of high-speed commercial airline communications products as a complementary offering with their own lines of avionics products;

▪	the availability of financing for our customers’ major programs, such as satellite data communications systems;

▪	development of successful working relationships with local business and government personnel in connection with distribution and manufacture of products in foreign countries;

▪	the demand growth for various mobile and high-speed data communications services;

▪	the Company’s ability to attract and retain qualified personnel, particularly those with key technical skills;

35 of 80

▪	our ability to negotiate successfully with potential acquisition candidates, finance acquisitions, or effectively integrate the acquired businesses, products or technologies into the Company’s existing businesses and products, and the risk that any such acquired businesses, products or technologies do not perform as expected, are subject to undisclosed or unanticipated liabilities, or are otherwise dilutive to our earnings;

▪	the potential effects, on cash and results of discontinued operations, of final resolution of potential liabilities under warranties and representations made by the Company, and obligations assumed by purchasers, in connection with the Company’s dispositions of discontinued operations;

▪	the availability, capabilities and performance of suppliers of basic materials, electronic components and sophisticated subsystems on which the Company must rely in order to perform according to contract requirements, or to introduce new products on the desired schedule; and

▪	uncertainties associated with U.S. export controls and the export license process, which restrict the Company’s ability to hold technical discussions with customers, suppliers and internal engineering resources and can reduce the Company’s ability to obtain sales from foreign customers or to perform contracts with the desired level of efficiency or profitability.
Additional information concerning these and other potential risk factors is included in Item 1A. of this Annual Report on Form 10-K under the caption “Risk Factors.”

36 of 80

Effect of New Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value and requires expanded disclosure about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those years. In February 2008, the FASB issued FASB Staff Positions (“FSP”) No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP No. 157-2, “Effective Date of FASB Statement No. 157.” FSP No. 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions. FSP No. 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until the beginning of the first quarter of 2009. The Company is in the process of evaluating the impact of SFAS No. 157 on its consolidated financial statements.
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
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which establishes principles for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired and liabilities assumed in a business combination, recognizes and measures the goodwill acquired in a business combination, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. The Company is required to apply this Statement prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company is in the process of evaluating the impact of SFAS No. 141R on its 2009 consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS No.160 requires noncontrolling ownership interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. In addition, it requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the statement of operations. SFAS No. 160 is effective for all periods beginning after December 15, 2008. The Company’s adoption of SFAS No. 160 is not expected to have a material impact on its 2009 consolidated financial statements.

37 of 80

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
At December 31, 2007, the Company had the following market risk sensitive instruments (in thousands):

Revolving credit loan with a bank in the United Kingdom, maturing in April 2008, interest payable monthly at a variable rate (6.50% at December 31, 2007)	$1,962

Government obligations money-market funds, other money market instruments, and interest-bearing deposits, with maturity dates of less than 3 months, interest payable month at variable rates (an average rate of 4.41% at December 31, 2007)	115,307
A 1% increase in the interest rates of our market risk sensitive instruments would have increased interest expense by $17,000, and increased interest income by $989,000 for the year based upon their respective average outstanding balances.
At December 31, 2007, the Company also had intercompany accounts that eliminate in consolidation but that are considered market risk sensitive instruments as follows. These include short-term amounts due to the parent (payable by international subsidiaries arising from purchase of the parent’s products for sale), intercompany sales of products from foreign subsidiaries to a U.S. subsidiary, and cash advances to a foreign subsidiary.

	Exchange Rate	$U.S.
	($U.S. per unit of	in thousands
	local currency)	(reporting currency)
Australia	0.8774 /Dollar	$2,358
Italy	1.4602 /Euro	2,022
Germany	1.4602 /Euro	1,751
France	1.4602 /Euro	1,237
Netherlands	1.4602 /Euro	720
United Kingdom	1.9836 /Pound	651
Sweden	0.1548 /Krona	268
Belgium	1.4602 /Euro	200
Canada	1.0120 /Dollar	(445)

Total intercompany payable (receivable) subject to foreign currency risk		$8,762

The Company has foreign currency risks associated with forward contracts and embedded derivatives as follows (in thousands, except average contract rate):

			Average	($U.S.)
	Notional		Contract	Fair
	Amount		Rate	Value
Foreign currency forward contracts
U.S. dollars (sell for Canadian dollars)	25,600	USD	1.0039	$335
British pounds (sell for U.S. dollars)	300	GBP	2.0152	10
Swedish Krona (sell for U.S. dollars)	1,450	SEK	6.4360	—
Euros (sell for U.S. dollars)	4,300	EURO	1.4585	(3)
Australian dollars (sell for U.S. dollars)	1,850	AUD	0.8391	(46)
British pounds (buy with Canadian dollars)	1,000	GBP	2.0351	(77)

				$219

Embedded derivatives
Qualifying for U.S. dollar contracts at Canadian subsidiary	11,198	USD	1.0120	$19

The Company enters into foreign currency forward contracts in order to mitigate the risks associated with currency fluctuations on future cash flows.

38 of 80

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
The Company’s management, including the Chief Executive Officer (CEO) and its Executive Vice President and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2007, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls were effective as of December 31, 2007.
(b) Management’s Annual Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements for external purposes, in accordance with generally accepted accounting principles. Management conducted its evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. We have concluded that, as of December 31, 2007, our internal control over financial reporting was effective based on these criteria.
KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company, has issued an audit report on the Company’s internal control over financial reporting. The report is included in Item 9A(d) under the heading “Report of Independent Registered Public Accounting Firm.”
(c) Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the fourth quarter of 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
(d) Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
EMS Technologies, Inc.:
We have audited EMS Technologies, Inc.’s (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the

39 of 80

effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based upon the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EMS Technologies, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 17, 2008 expressed an unqualified opinion on those consolidated financial statements.
KPMG LLP
Atlanta, Georgia
March 17, 2008

40 of 80

ITEM 9B. Other Information.
None.
PART III
ITEM 10. Directors, Executive Officers, and Corporate Governance
The information concerning directors and the Audit Committee financial experts called for by this Item will be contained in the Company’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders and is incorporated herein by reference.
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
ITEM 11. Executive Compensation
The information called for by this Item will be contained in the Company’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

41 of 80

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The following table sets forth certain information about the Company’s equity compensation plans as of December 31, 2007:

			(c)
	(a)		Number of securities
	Number of securities	(b)	remaining available for
	to be issued upon	Weighted average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column(a))
Equity compensation plans approved by security holders	648,605	$18.07	1,945,000
Equity compensation plans not approved by security holders	185,075	$19.44	74,732

Total	833,680	$18.37	2,019,732

All other information called for by this Item will be contained in the Company’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 13. Certain Relationships and Related Transactions and Director Independence
The information called for by this Item will be contained in the Company’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 14. Principal Accountant Fees and Services
Information on the Audit Committee’s pre-approval policy for the independent registered public accounting firm’s services, and information on the principal accountants’ fees and services called for by this Item will be contained in the Company’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders and is incorporated herein by reference.
PART IV
ITEM 15. Exhibits, Financial Statement Schedules
(a) 1. Financial Statements
The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements, appearing immediately after the Signature Page, are filed as part of this Annual Report on Form 10-K.
(a) 2. Financial Statement Schedule
Schedule II. Valuation and Qualifying Accounts — Years ended December 31, 2007, 2006 and 2005
All other schedules are omitted as the required information is inapplicable, or the information is presented in the financial statements or related notes.

42 of 80

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS (in thousands):

	Years ended December 31, 2007, 2006 and 2005
		Additions
	Balance at	charged to							Balance
	beginning	costs and							at end
Classification	of year	expenses			Deductions			Other	of year
Allowance for Doubtful Accounts:
2005	$892	565			(869)	(a	)	—	588
2006	588	500			(347)	(a	)	—	741
2007	741	1,404			(1,041)	(a	)	—	1,104
Valuation Allowance for Deferred Tax Assets:
2005	$36,835	10,134	(b	)	—			—	46,969
2006	46,969	307	(b	)	(14,355)	(c	)	—	32,921
2007	32,921	16,222	(b	)	(49)			—	49,094
Valuation Allowance for Assets Held for Sale:
2005	$15,200	16,200	(d	)	(25,200)	(e	)	—	6,200
2006	6,200	—			(6,200)	(e	)	—	—
2007	—	—			—			—	—

(a)	Deductions represent receivables that were charged off to the allowance or recovered during the year.

(b)	The 2005 and 2007 increases in the valuation allowance for deferred tax assets related primarily to the net changes in the underlying deferred tax assets associated with the Company’s operations in Canada. In 2006, the Company increased the valuation allowance by $307,000 net, mainly for the benefits associated with certain foreign net operating losses. This increase in valuation allowance was based on management’s assessment that, due to changing business conditions and the limitation of tax planning strategies, the Company was not likely to fully realize these deferred tax assets.

(c)	In 2006, the decrease in valuation allowance for deferred tax assets reflects: 1) adjustments of $8.2 million with a corresponding reduction in the Canadian deferred tax assets; 2) utilization of a $3.3 million capital loss; 3) change in judgment of $1.7 million related to Canadian estimated future taxable income; and 4) utilization/change in judgment/sale of operations of $1.2 million related to non-Canadian foreign operations.

(d)	The 2005 charge was an adjustment to write down to estimated fair value the S&T/Montreal and SatNet assets held for sale.

(e)	The 2006 and 2005 reductions in the allowance were a result of the sale of the Company’s SatNet and S&T/Montreal divisions.

43 of 80

a) 3. Exhibits
The following exhibits are filed as part of this report:
2.1 Asset Purchase Agreement dated as of October 31, 2006, between EMS Technologies, Inc. and Andrew Corporation (incorporated by reference to Exhibit 2.01 to the Company’s Report on Form 8-K dated December 1, 2006).
2.2 Amending Agreement, dated as of December 1, 2006, to the Asset Purchase Agreement dated as of October 31, 2006, between EMS Technologies, Inc. and Andrew Corporation (incorporated by reference to Exhibit 2.02 to the Company’s Report on Form 8-K dated December 1, 2006).
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
4.1 EMS Technologies, Inc. Shareholder Rights Plan dated as of April 6, 1999, as amended November 2, 2007.*
4.2 Agreement with respect to long-term debt pursuant to Item 601(b)(4)(iii)(A) of regulation S-K (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
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
4.9 Amendment No. 3, dated November 30, 2006, to U.S. Revolving Credit Agreement (incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
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

44 of 80

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
4.22 Amendment No. 4, dated November 7, 2007, to U.S. Revolving Credit Agreement. *
4.23 Amendment No. 4, dated November 7, 2007, to Canadian Revolving Credit Agreement. *
4.24 Credit Agreement, dated as of February 29, 2008, among the Company and EMS Technologies Canada, LTD., the lenders from time to time party thereto, and Bank of America as Domestic and Canadian Administrative Agent (incorporated by reference to Exhibit 4.01 to the Company’s Report on Form 8-K dated March 5, 2008).

45 of 80

4.25 Letter dated April 29, 2006 between the Company and Paul B. Domorski concerning the terms of his employment as President and Chief Executive Officer (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2006).
4.26 Form of Restricted Stock Award Restriction Agreement, dated June 2, 2006, under the 1997 Stock Incentive Plan, entered between the Company and Paul B. Domorski (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2006).
10.1 Letter dated June 2, 2006 between the Company and Alfred G. Hansen concerning the terms of his employment as Senior Adviser (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2006).
10.2 Agreement, effective as of June 2, 2006, between the Company and Paul B. Domorski, concerning termination of employment under certain circumstances (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).
10.3 Form of Agreement between the Company and each of its executive officers other than the Chief Executive Officer, related to certain change-of-control events (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
10.4 EMS Technologies, Inc. Officers’ Deferred Compensation Plan, as amended effective January 1, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2006).
10.5 EMS Technologies, Inc. Deferred Compensation Plan for Non-Employee Directors, as amended and restated July 28, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).
10.6  Form of Restricted Stock Award Restriction Agreement, dated July 28, 2006, under the 1997 Stock Incentive Plan, entered between the Company and each of James S. Childress, Vice President of the Company and President and General Manager of LXE, and Neilson A. Mackay, Vice President of the Company and Senior Vice President and General Manager of SATCOM (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).
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
10.9 Form of Stock Option Agreement evidencing options granted after 2000 (other than in 2005) to executive officers under the EMS Technologies, Inc. 1997 Stock Incentive Plan, together with related Terms of Officer Stock Option, Form 1/25/01 . *
10.10 Form of Stock Option Agreement evidencing options granted in 2005 to executive officers under the EMS Technologies, Inc. 1997 Stock Incentive Plan, together with related Terms of Officer Stock Option, Form 1/25/01 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.11 Form of Stock Option Agreement evidencing options granted automatically to non-employee members of the Board of Directors upon their initial election to the Board, under the EMS Technologies, Inc. 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

46 of 80

10.12 Form of Stock Option Agreement evidencing options granted automatically to non-employee members of the Board of Directors, upon each election to an additional one-year term of service, under the EMS Technologies, Inc. 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.13 EMS Technologies, Inc. 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.14 Form of Stock Option Agreement evidencing options granted in 2005 to employees under the EMS Technologies, Inc. 2000 Stock Incentive Plan, together with related Terms of Stock Option, Form 02/16/00 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.15 Form of Stock Option Agreement evidencing options granted (other than in 2005) to employees under the EMS Technologies, Inc. 2000 Stock Incentive Plan, together with related Terms of Stock Option, Form 02/16/00 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.16 EMS Technologies, Inc. 2007 Stock Incentive Plan, effective May 18, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).
10.17 Form of Stock Option Agreement evidencing options granted automatically to non-employee members of the Board of Directors upon their initial election to the Board, under the EMS Technologies, Inc. 2007 Stock Incentive Plan. *
10.18 Form of Stock Option Agreement evidencing options granted automatically to non-employee members of the Board of Directors, upon each election to an additional one-year term of service, under the EMS Technologies, Inc. 2007 Stock Incentive Plan, together with related Terms of Director Stock Option, Form 5-18-07. *
10.19 Form of Stock Option Agreement evidencing options granted to executive officers under the EMS Technologies, Inc. 2007 Stock Incentive Plan, together with related Term of Officer Stock Options, Form 5/18/07. *
10.20 Form of Indemnification Agreement between the Company and each of its directors (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.21 Form of Indemnification Agreement between the Company and each of Don T. Scartz, Timothy C. Reis and Gary B. Shell (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.22 Supplemental Retirement Income Agreement, dated November 16, 2007, between the Company and Don T. Scartz.*
10.23 Letter dated March 19, 2007 concerning compensation arrangements with Vice President of Corporate Development (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).
10.24 EMS Technologies, Inc. Executive Annual Incentive Plan, as amended and restated May 18, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).
10.25  Summary of compensation arrangements with non-employee members of the Board of Directors, as revised August 3, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 29, 2007).
14.1 EMS Technologies, Inc. Code of Business Ethics and Conduct, as revised February 6, 2004 (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

47 of 80

21.1 Subsidiaries of the registrant. *
23.1 Consent of Independent Registered Public Accounting Firm. *
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

48 of 80

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMS TECHNOLOGIES, INC.

By: /s/ Paul B. Domorski	Date: 3/17/08

President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul B. Domorski	President and Chief Executive Officer, and Director	3/17/08
Paul B. Domorski	(Principal Executive Officer)

/s/ Don T. Scartz	Executive Vice President, Chief Financial Officer, and Treasurer	3/17/08
Don T. Scartz	(Principal Financial Officer)

/s/ Gary B. Shell	Vice President, Finance	3/17/08
Gary B. Shell	(Principal Accounting Officer)

/s/ Hermann Buerger	Director	3/17/08
Hermann Buerger

/s/ Francis J. Erbrick	Director	3/17/08
Francis J. Erbrick

/s/ John R. Kreick	Director	3/17/08
John R. Kreick

/s/ John B. Mowell	Director, Chairman of the Board	3/17/08
John B. Mowell

/s/ Thomas W. O’Connell	Director	3/17/08
Thomas W. O’Connell

/s/ Bradford W. Parkinson	Director	3/17/08
Bradford W. Parkinson

/s/ Norman E. Thagard	Director	3/17/08
Norman E. Thagard

/s/ John L. Woodward, Jr.	Director	3/17/08
John L. Woodward, Jr.

49 of 80

50 of 80

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
EMS Technologies, Inc.:
We have audited the accompanying consolidated balance sheets of EMS Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMS Technologies, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Notes 1 and 8 to the consolidated financial statements, the Company changed its method of accounting for share-based payment in 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
KPMG LLP
Atlanta, Georgia
March 17, 2008

51 of 80

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except net earnings (loss) per share)

	Years ended December 31
	2007	2006	2005
Product net sales	$247,504	223,512	192,275
Service net sales	40,375	37,607	33,612

Net sales (note 12)	287,879	261,119	225,887
Product cost of sales	151,611	139,517	124,701
Service cost of sales	23,667	25,094	22,264

Cost of sales	175,278	164,611	146,965
Selling, general and administrative expenses	74,561	66,335	56,944
Research and development expenses	18,773	15,816	11,754

Operating income	19,267	14,357	10,224
Interest income	5,403	2,254	588
Interest expense	(1,953)	(1,921)	(3,304)
Foreign exchange loss	(1,390)	(710)	(288)

Earnings from continuing operations before income taxes	21,327	13,980	7,220
Income tax (expense) benefit (note 9)	(2,080)	1,823	(2,094)

Earnings from continuing operations	19,247	15,803	5,126

Discontinued operations (note 2):
(Loss) earnings from discontinued operations before income taxes	(585)	24,427	(13,971)
Income tax benefit (expense)	82	(7,222)	(2,598)

(Loss) earnings from discontinued operations	(503)	17,205	(16,569)

Net earnings (loss)	$18,744	33,008	(11,443)

Net earnings (loss) per share (note 1):
Basic:
From continuing operations	$1.25	1.08	0.46
From discontinued operations	(0.03)	1.18	(1.48)

Net earnings (loss)	$1.22	2.26	(1.02)

Diluted:
From continuing operations	$1.24	1.08	0.46
From discontinued operations	(0.03)	1.17	(1.48)

Net earnings (loss)	$1.21	2.25	(1.02)

Weighted average number of shares (note 1):
Basic	15,354	14,621	11,179
Diluted	15,482	14,679	11,225
See accompanying notes to consolidated financial statements.

52 of 80

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$133,959	109,431
Restricted cash	81	162
Trade accounts receivable, net (note 4)	85,085	93,720
Inventories, net (note 5)	28,949	26,042
Deferred income taxes, net (note 9)	1,868	1,963
Other current assets	7,115	7,697

Total current assets	257,057	239,015

Property, plant and equipment:
Land	1,150	1,150
Buildings and leasehold improvements	15,954	15,361
Machinery and equipment	87,377	72,569
Furniture and fixtures	9,665	7,763

Total property, plant and equipment	114,146	96,843
Less accumulated depreciation and amortization	74,223	65,108

Net property, plant and equipment	39,923	31,735

Deferred income taxes, net – non-current (note 9)	5,490	6,282
Intangible assets, net of accumulated amortization of $7,256 in 2007 and $5,018 in 2006 (note 6)	5,837	2,084
Goodwill	9,982	9,982
Other assets	5,511	2,586

Total assets	$323,800	291,684

See accompanying notes to consolidated financial statements.

53 of 80

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
(in thousands, except share data)

	December 31
	2007	2006
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt (note 7)	$3,174	3,102
Accounts payable	22,389	29,285
Billings in excess of contract costs	6,643	7,899
Accrued compensation costs	9,553	8,042
Accrued retirement costs (note 10)	2,472	2,666
Deferred service revenue	8,578	6,289
Other current liabilities	5,757	5,162

Total current liabilities	58,566	62,445
Long-term debt, excluding current installments (note 7)	10,546	11,755
Other liabilities	7,562	4,401

Total liabilities	76,674	78,601

Shareholders’ equity (note 8):
Preferred stock of $1.00 par value per share
Authorized 10,000,000 shares; none issued	—	—
Common stock of $.10 par value per share
Authorized 75,000,000 shares, issued and outstanding 15,581,000 in 2007 and 15,327,000 in 2006	1,558	1,533
Additional paid-in capital	139,727	133,050
Accumulated other comprehensive income — foreign currency translation adjustment	12,859	4,262
Retained earnings	92,982	74,238

Total shareholders’ equity	247,126	213,083

Commitments and contingencies (notes 2, 3, 7, 9, 14, 15, and 16)

Total liabilities and shareholders’ equity	$323,800	291,684

See accompanying notes to consolidated financial statements.

54 of 80

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31
	2007	2006	2005
Cash flows from operating activities:
Net earnings (loss)	$18,744	33,008	(11,443)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	7,988	7,249	6,519
Intangible amortization	1,678	1,615	2,404
Deferred income taxes	887	(3,178)	899
Tax benefit for exercise of stock options	643	213	383
Excess tax benefits from stock-based compensation	(24)	—	—
Provisions for receivables	279	132	(293)
(Gain) loss on sale of assets	(1)	(352)	394
(Gain) loss from discontinued operations	503	(17,205)	16,569
Stock-based compensation expense	1,727	987	—
Changes in operating assets and liabilities, net of effects of acquisition:
Trade accounts receivable	12,991	(10,482)	(13,907)
Billings in excess of contract costs	(1,703)	2,042	4,006
Inventories	(904)	(4,880)	349
Accounts payable	(6,849)	2,234	7,159
Income taxes payable	(1,556)	(1,807)	(369)
Non-trade foreign government receivable	1,495	(408)	434
Deferred revenue	2,629	2,061	785
Accrued compensation and retirement costs	903	(857)	3,203
Accrued costs, and other	2,633	(724)	(914)

Net cash provided by operating activities in continuing operations	42,063	9,648	16,178
Net cash (used in) provided by operating activities in discontinued operations	(3,329)	657	(11,355)

Net cash provided by operating activities	38,734	10,305	4,823

Cash flows from investing activities:
Purchase of property, plant and equipment	(14,579)	(8,502)	(9,102)
Payments for asset acquisitions	(5,000)	(188)	(125)
Proceeds from sale of assets	907	59,521	21,931

Net cash (used in) provided by investing activities in continuing operations	(18,672)	50,831	12,704
Net cash used in investing activities in discontinued operations	—	(480)	(1,822)

Net cash (used in) provided by investing activities	(18,672)	50,351	10,882

Cash flows from financing activities:
Net decrease in revolving debt	(170)	(26,683)	(16,882)
Repayment of term debt	(1,111)	(1,307)	(1,342)
Decrease in restricted cash	81	2,458	2,095
Deferred financing costs paid	—	(85)	(98)
Excess tax benefits from stock-based compensation	24	—	—
Proceeds from stock offering, net of expenses	—	58,736	—
Proceeds from exercise of stock options, net of withholding taxes paid	4,332	2,124	1,966

Net cash provided by (used in) financing activities	3,156	35,243	(14,261)

Net change in cash and cash equivalents	23,218	95,899	1,444
Effect of exchange rates on cash and cash equivalents	1,310	737	(2,983)
Cash and cash equivalents at January 1	109,431	12,795	14,334

Cash and cash equivalents at December 31	$133,959	109,431	12,795

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,147	1,483	4,869
Cash paid for income taxes	357	9,357	2,661
See accompanying notes to consolidated financial statements.

55 of 80

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three years ended December 31, 2007
					Accum-
					ulated
					other
				Compre-	compre-		Total
			Additional	hensive	hensive		share-
	Common Stock		paid-in	income	income	Retained	holders’
	Shares	Amount	capital	(loss)	(loss)	earnings	equity
Balance December 31, 2004	11,164	$1,116	69,058		3,174	52,673	126,021
Net loss	—	—	—	(11,443)	—	(11,443)	(11,443)
Income tax benefit from exercise of non- qualified stock options (note 9)	—	—	383	—	—	—	383
Exercise of common stock options	221	22	2,642	—	—	—	2,664
Redemption of shares upon exercise of common stock options	(42)	(4)	(691)	—	—	—	(695)
Foreign currency translation adjustment gain	—	—	—	1,971	1,971	—	1,971
Repurchases of stock	—	—	(3)	—	—	—	(3)
Reclassification due to sale of discontinued operations (note 2)	—	—	—	(5,242)	(5,242)	—	(5,242)

Comprehensive loss for 2005				(14,714)

Balance December 31, 2005	11,343	1,134	71,389		(97)	41,230	113,656
Net earnings	—	—	—	33,008	—	33,008	33,008
Income tax benefit from exercise of non- qualified stock options (note 9)	—	—	213	—	—	—	213
Exercise of common stock options	215	21	3,387	—	—	—	3,408
Redemption of shares upon exercise of common stock options	(64)	(6)	(1,248)	—	—	—	(1,254)
Repurchases of stock	(2)	—	(30)	—	—	—	(30)
Stock-based compensation	40	4	983	—	—	—	987
Issuance of common stock (note 13)	3,795	380	58,356	—	—	—	58,736
Foreign currency translation adjustment gain	—	—	—	2,540	2,540	—	2,540
Reclassification due to sale of discontinued operations (note 2)	—	—	—	1,819	1,819	—	1,819

Comprehensive income for 2006				37,367

Balance December 31, 2006	15,327	1,533	133,050		4,262	74,238	213,083
Net earnings	—	—	—	18,744	—	18,744	18,744
Income tax benefit from exercise of non- qualified stock options (note 9)	—	—	643	—	—	—	643
Exercise of common stock options	311	31	5,758	—	—	—	5,789
Redemption of shares upon exercise of common stock options	(58)	(6)	(1,427)	—	—	—	(1,433)
Stock-based compensation	2	—	1,727	—	—	—	1,727
Repurchases of stock	(1)	—	(24)	—	—	—	(24)
Foreign currency translation adjustment gain	—	—	—	8,597	8,597	—	8,597

Comprehensive income for 2007				27,341

Balance December 31, 2007	15,581	$1,558	139,727		12,859	92,982	247,126

See accompanying notes to consolidated financial statements.

56 of 80

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
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
The consolidated financial statements include the accounts of EMS Technologies, Inc. and its wholly-owned subsidiaries LXE Inc. and EMS Technologies Canada, Ltd. (collectively, “the Company”). All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 2006 and 2005 consolidated financial statements to conform to the 2007 presentation.
In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has classified the revenues and expenses of S&T/Montreal, SatNet and EMS Wireless as discontinued operations through their dates of disposition on November 28, 2005, March 9, 2006 and December 1, 2006, respectively, in the accompanying consolidated financial statements.
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
— Revenue Recognition
Net sales are derived from sales of the Company’s products to end-users and to other manufacturers or systems integrators and for service to support such products. Net sales are recognized when units are shipped or services are performed, unless multiple deliverables are involved or software is more than incidental to a product as a whole, in which case we recognize revenue in accordance with Financial Accounting Standard Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” or Statement of Position No 97-2, “Software Revenue Recognition” as applicable. Amounts collected with respect to service contracts are recorded as a liability and recognized ratably over the term of the contract.
Net sales under certain long-term contracts of Defense & Space Systems (“D&SS”) and Canadian-based SATCOM segments, many of which provide for periodic payments, are recognized under the percentage-of-completion method using the ratio of cost incurred to total estimated cost as the measure of performance. Estimated manufacturing cost-at-completion for these contracts are reviewed on a routine periodic basis, and adjustments are made periodically to the estimated cost-at-completion based on actual costs incurred, progress made, and estimates of the costs required to complete the contractual requirements. When the estimated manufacturing cost-at-completion exceeds the contract value, the contract is written down to its net realizable value, and the loss resulting from cost overruns is immediately recognized.
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

57 of 80

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
Net sales under cost-reimbursement contracts in D&SS are recognized depending on the type of fee specified in the contract. Contracts may have a fixed fee, award fee or a combination of both.
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
— Government Research Incentives
The SATCOM segment receives government-sponsored research incentives in the form of cash reimbursement for a portion of certain qualified research expenditures. These incentives were recorded as a reduction of cost of sales, because underlying research efforts primarily apply to development of technological capabilities for specific business opportunities.
— Cash Equivalents
The Company considers all highly liquid debt instruments with initial or remaining terms of three months or less to be cash equivalents. Cash equivalents as of December 31, 2007 and 2006 included investments of $115.3 million and $91.4 million, respectively, in government obligations money-market funds, in other money market instruments, and in interest-bearing deposits.
— Inventories
Inventories are valued at the lower of cost (first-in, first-out) or market (net realizable value). Work-in-process consists of raw material and production costs, including indirect manufacturing costs.
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

58 of 80

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
— Goodwill and Intangible Assets
Goodwill represents the excess purchase price paid by the Company over the fair value of the tangible and intangible assets and liabilities acquired. Other intangible assets are valued at fair value at the date of acquisition. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not being amortized, but instead is subject to an annual assessment of impairment by applying a fair-value based test. Intangible assets held by the Company represent satellite communications technology, intellectual property and product designs purchased as part of the acquisitions of various companies. Acquisitions for the three years ended December 31, 2007 include DSpace Pty. Ltd. (“DSpace”) in 2007, and other small purchases. These intangible assets are amortized on a straight-line basis over their estimated useful lives of 5 to 10 years.
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
On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” which prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

59 of 80

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within income tax expense line item in the consolidated statements of operations. This classification has not changed as a result of implementing the provisions of FIN 48.
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
Following is a reconciliation of the denominator for basic and diluted earnings (loss) per share calculations for the years ended December 31, 2007, 2006 and 2005 (shares in thousands):

	2007	2006	2005
Weighted average common shares — basic	15,354	14,621	11,179
Assumed conversion of options into common shares	128	58	46

Weighted average number of shares — diluted	15,482	14,679	11,225

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
— Foreign Currency Translation
Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at current exchange rates. Income and expenses of the foreign subsidiaries are translated into U.S. dollars at the approximate average exchange rates that prevailed during the years presented. The functional currency of all subsidiaries is considered to be the local currency; consequently, adjustments resulting from the translation of the subsidiaries’ financial statements (including long-term financing from the parent) are reflected in accumulated other comprehensive income (loss) in shareholders’ equity and not as a part of the results of operations. The Company accrues foreign currency exchange gains or losses on direct export activity, on the LXE international subsidiaries’ short-term intercompany liabilities that arise from the purchase of the parent’s products for resale, and on work performed in the U.S. for Canadian subsidiaries.

60 of 80

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
Certain of the Company’s routine long-term contracts to deliver antennas and other hardware for satellite communications are considered to be derivative instruments because these contracts create long-term obligations for non-U.S. customers to pay the Company’s Canadian subsidiary in U.S. dollars. These “embedded” derivatives do not qualify as hedging instruments and are accounted for at fair value. None of the Company’s derivative instruments were designated as hedges in 2007, 2006 or 2005 and as a result all unrealized gains or losses are reflected currently in foreign exchange loss on the consolidated statements of operations. At December 31, 2007, the Company’s net value of all derivatives was a net asset of $238,000.
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
— Effect of New Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value and requires expanded disclosure about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those years. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP No. 157-2, “Effective Date of FASB Statement No. 157.” FSP No. 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions. FSP No. 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until the beginning of the first quarter of 2009. The Company is in the process of evaluating the impact of SFAS No. 157 on its consolidated financial statements.

61 of 80

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
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which establishes principles for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired and liabilities assumed in a business combination, recognizes and measures the goodwill acquired in a business combination, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. The Company is required to apply this Statement prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company is in the process of evaluating the impact of SFAS No. 141R on its 2009 consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS No.160 requires noncontrolling ownership interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. In addition, it requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the statement of operations. SFAS No. 160 is effective for all periods beginning after December 15, 2008. The Company’s adoption of SFAS No. 160 is not expected to have a material impact on its 2009 consolidated financial statements.

62 of 80

(2) DISCONTINUED OPERATIONS
In 2005 and 2006, the Company disposed of S&T/Montreal, SatNet, and EMS Wireless, which have been reported as discontinued operations through their dates of disposition. The sales agreements for each of these disposals contained standard indemnification provisions for various contingencies that could not be resolved before the dates of closing and for various representations and warranties provided by the Company and the purchasers. The Company records a liability related to a contingency, representation or warranty when management considers that the liability is both probable and can be reasonably estimated. Management believes that it is reasonably possible, but not probable, that an additional accrual for these purposes may be made, relating to the repair of certain products manufactured by one of the disposed divisions. At present, the Company cannot reasonably estimate the range of this potential liability, or whether such liability would be material. No accrual has been recorded for this potential liability as of December 31, 2007.
The Company recognized a loss of $2,246,000 in 2005 from the sale of S&T/Montreal, and incurred an additional $1,711,000 in costs to settle various sale-related contingencies in 2006. In conjunction with the sale of S&T/Montreal in November 2005, an existing contractual requirement for the Company to post approximately $3 million to secure in-orbit incentive performance of the Radarsat-2 payload was eliminated, but the Company continues to warrant that amount in the event of specified in-orbit payload failures. Based upon the available information, management believes that the outcome for this particular contingency is not probable and cannot be estimated. As a result, the Company has not incurred any costs to date, and has not recorded a liability at December 31, 2007, with respect to this contingency.
Also as part of the agreement to sell the net assets of S&T/Montreal, the Company released the purchaser from a corporate guarantee, resulting in the Company accruing a $2.2 million long-term liability, including interest, as of December 31, 2007. This liability represents the Company’s estimated loss under an agreement to acquire a sub-license from the purchaser for $8 million in payments over a seven-year period, which would entitle the Company to receive a portion of the satellite service revenues from a specific market territory over the same period. The purchaser had previously guaranteed that the revenues derived under the sub-license would equal or exceed the acquisition cost of the sub-license; however, without the guarantee, the Company currently estimates that its portion of the satellite service revenues will be less than the acquisition cost, and the Company has accordingly accrued a net long-term liability.
On March 9, 2006, the Company completed the sale of the assets and operating liabilities of SatNet. The Company reported a loss of $1,513,000 in 2006 from the disposal of SatNet, including costs to sell, and incurred an additional $319,000 in costs in 2007.
On December 1, 2006, the Company completed the sale of EMS Wireless to Andrew Corporation (“Andrew”). The Company reported a gain of $26.9 million in 2006 from the disposal of EMS Wireless, including costs to sell. Total costs incurred for the disposal of this operation were approximately $151,000, and $269,000 in 2006 and 2007, respectively. Under the sales agreement, the Company is potentially liable for up to $1.2 million should Andrew encounter unanticipated warranty obligations during the first two years after the closing on product previously sold by EMS Wireless. Royalty payments may be made to the Company in future years depending on Andrew’s sales over a four-year period of the Select-a-Cell repeater product that was developed by EMS Wireless and transferred to Andrew as part of the sales transaction. The amount of potential royalties cannot be reasonably estimated and no related receivable has been recorded as of December 31, 2007.
In the determination of the gain or loss recognized upon the sales of S&T/Montreal, SatNet and EMS Wireless, the accumulated foreign currency translation gain or loss included within accumulated other comprehensive income (loss) with respect to those divisions was recognized in net earnings (loss) at the time of sale.

63 of 80

The results of these discontinued operations for 2007, 2006 and 2005 were as follows (in thousands):

	2007	2006	2005
Net sales	$—	46,294	143,926
Expenses	—	(45,499)	(141,697)
Gain on sale of assets	—	26,856	—
Loss on sale of assets	—	(3,224)	—
Estimated loss on disposal	(585)	—	(16,200)

Earnings (loss) before income taxes	(585)	24,427	(13,971)
Income tax benefit (expense)	82	(7,222)	(2,598)

Earnings (loss) from discontinued operations	$(503)	17,205	(16,569)

In 2007, discontinued operations had no material effect on the Company’s net earnings. Our discontinued operations reported a pre-tax loss of $585,000 mainly due to additional costs incurred to settle various contingent items, as well as expenses for legal, audit, and other outside services for the sale of SatNet and EMS Wireless.
Our discontinued operations reported pre-tax earnings of $24.4 million in 2006, which included a $26.9 million gain on the sale of EMS Wireless. This gain was partially offset by an operating loss from SatNet through its date of disposition, costs resulting from the resolution of contingent items for SatNet and S&T/Montreal, as well as legal, audit, and other outside service expenses.
The 2005 pre-tax results from our discontinued operations was a loss of $14.0 million. This loss included impairment charges of $10.0 million and $6.2 million for S&T/Montreal and SatNet, respectively, to reflect the revised estimate of the fair value, less cost to sell, of these divisions and a $2.2 million loss upon the sale of S&T/Montreal. The loss also reflected cost increases on certain long-term contracts at S&T/Montreal and lower than expected net sales by SatNet. In addition, the results from these Canada-based discontinued operations were adversely affected by a weaker U.S. dollar compared with the Canadian dollar, which increased the reported costs of SatNet’s operations relative to sales under its customer agreements, most of which were denominated in U.S. dollars. These losses were partially offset by earnings of $6.9 million from EMS Wireless due to substantial sales of domestic antenna products to several wireless service providers.
(3) ACQUISITIONS
The Company has expanded its technology base by acquiring small companies or their assets. The largest acquisition investment for the three years ended December 31, 2007 was in DSpace, of Adelaide, Australia on July 26, 2007. The total purchase price was $5.0 million with $3.2 million in cash paid at closing, and $1.8 million of cash deposited in escrow which is payable to the seller eighteen months following the date of acquisition, barring no claims against the seller. Escrowed cash is classified as other long-term assets within the consolidated balance sheet at December 31, 2007. An additional $620,000 is due if certain performance criteria are met by DSpace within the same eighteen month period. The majority of the cost to acquire DSpace was allocated to intangible assets. This allocation is preliminary and subject to change as better information is obtained by the Company.
DSpace is an operating entity of SATCOM, and is being included in the Company’s results of operations from the date of acquisition. No pro forma financial statements have been included, as this acquisition is not material to the Company’s consolidated financial statements.
On February 8, 2008, the Company completed the acquisition of Akerstroms Trux AB (“Trux”), of Bjorbo, Sweden. The total purchase price was $15.3 million paid in cash at closing, and is subject to adjustment upon finalizing the closing balance sheet. The purchase price will be allocated to the underlying assets and liabilities based on their estimated fair values. Trux manufactures and markets vehicle-mount computing solutions for warehousing and production environments in the Nordic region, and will be included within LXE. Trux will be included in the Company’s results of operations from the date of acquisition.

64 of 80

(4) TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable at December 31, 2007 and 2006 included the following (in thousands):

	Dec 31	Dec 31
	2007	2006
Amounts billed	$62,188	71,327
Unbilled revenues under long-term contracts (1)	24,001	23,134
Allowance for doubtful accounts	(1,104)	(741)

Trade accounts receivable, net	$85,085	93,720

(1)	Unbilled net sales under long-term contracts are usually billed and collected within one year (except $2.0 million has been included in long-term assets).
(5) INVENTORIES
Inventories at December 31, 2007 and 2006 included the following (in thousands):

	Dec 31	Dec 31
	2007	2006
Parts and materials	$18,864	17,318
Work-in-process	3,733	4,124
Finished goods	6,352	4,600

Inventories, net	$28,949	26,042

(6) OTHER INTANGIBLE ASSETS
In 2007, the Company acquired DSpace, and recorded an intangible asset of $5.1 million on the consolidated balance sheet. As of December 31, 2007, the net amount of this intangible asset was $4.9 million. This intangible asset is being amortized over an estimated useful life of 10 years. Amortization expense relating to this intangible asset was $213,000 in 2007, with amortization expense of $511,000 expected for years 2008 through 2016, and $306,000 in 2017.
The Company also acquired various intangible assets through acquisitions of technology companies in prior years totaling $7,975,000 based on the year-end foreign currency exchange rate. As of December 31, 2007 and 2006, the net amount of these additional intangible assets was $932,000 and $2,084,000, respectively. These intangible assets are being amortized over their estimated useful lives which range from 5 to 6 years. Amortization expense relating to these intangible assets was $992,000 in 2007 and $1,097,000 in 2006, with amortization expense of $618,000 expected for 2008, $297,000 for 2009, and $17,000 for 2010.

65 of 80

(7) LONG-TERM DEBT
The following is a summary of long-term debt at December 31, 2007 and 2006 (in thousands):

	2007	2006
Promissory note, secured by a first mortgage on the Company’s headquarters facility, maturing in 2016, principal and interest payable in equal monthly installments of $104 with a fixed interest rate of 8.0%	$7,730	8,332
Term loan with an insurance company, secured by a U.S. building, maturing in February 2014, principal and interest payable in equal monthly installments of $68 with a fixed interest rate of 7.1%	4,012	4,521
Capital lease agreements, secured by machinery and equipment, computer hardware, software and peripherals, with various terms through 2009, due in quarterly installments with implicit interest rates of 3.0% to 4.2%	16	29
Financing agreements, related to installation of computer hardware and peripherals and implementation of software, which matured in April 2007, principal and interest payable in equal quarterly installments of $155 with an average fixed interest rate of 5.79%	—	154
Revolving credit loan with a bank in the United Kingdom, maturing in April 2008, interest payable monthly at a variable rate (6.50% at the end of 2007 and 6.00% at the end of 2006)	1,962	1,821

Total long-term debt	13,720	14,857
Less current installments of long-term debt	3,174	3,102

Long-term debt, excluding current installments	$10,546	11,755

The Company used a portion of the $58.7 million net proceeds from the public stock offering in February 2006 (see Note 13) to repay all of its borrowings under its U.S. and Canadian revolving credit facilities. The Company invested the remaining proceeds from its stock offering along with the $6.5 million and the $50 million received from the closing of the SatNet sale on March 9, 2006 and the EMS Wireless sale on December 1, 2006, respectively, in a government obligations money-market fund, in other money-market instruments and interest-bearing deposits.
At December 31, 2007, the Company had a $47.5 million maximum borrowing capacity under its U.S. revolving credit facility and a $14.2 million maximum borrowing capacity under its Canadian revolving credit facility. The revolving facilities were secured by substantially all tangible and intangible assets, with certain exceptions for real estate that secured existing mortgages and other permitted liens. Interest under both the U.S. and the Canadian revolving loans were, at the Company’s option, a function of either the bank’s prime rate or LIBOR. A commitment fee equal to 0.375% per annum of the daily average unused credit in both the U.S. and Canada was payable quarterly. These credit facilities also restricted our ability to declare or pay cash dividends. The agreements for these credit facilities were extended through March 7, 2008, and were terminated when the Company entered into the new Loan Agreement described below.
The Company had $6.3 million of standby letters of credit to satisfy performance guarantee requirements under certain customer contracts outstanding under these revolving credit agreements. While these obligations are not normally called, they could be called by the beneficiaries at any time before the expiration date should we fail to meet certain contractual requirements. The Company had an additional $70,000 of standby letters of credit outstanding with another Canadian bank as a performance guarantee on a long-term contract. The Company deposited $81,000 at a Canadian bank as collateral for these standby letters of credit, which is classified as restricted cash on the Company’s consolidated balance sheet. This will become available in the first quarter of 2010 as the underlying letters of credit expire or are settled. At December 31, 2007, the Company had $46.8 million available for borrowing in the U.S. and $8.6 million available for borrowing in Canada under the respective revolving credit agreements after outstanding letters of credit.
These revolving credit agreements included various covenants such as a required minimum consolidated net worth, a maximum ratio of total funded debt to historical earnings before interest, taxes, depreciation, and amortization (EBITDA), and a minimum ratio of historical EBITDA less capital expenditures and taxes paid to specified fixed charges, mainly interest and scheduled principal repayments under all debt agreements. There were various other covenants that are customary in such borrowings, including a limitation on the ability of the Company to declare or pay cash dividends. At December 31, 2007, the Company was in compliance with these covenants.

66 of 80

Following is a summary of the combined principal maturities of all long-term debt (in thousands) as of December 31, 2007:

2008	$3,174
2009	1,237
2010	1,391
2011	1,500
2012	1,618
Thereafter	4,800

Total principal maturities	$13,720

Included in these totals are principal payments to be made under the Company’s capital lease agreements.
Following is a summary of annual payment totals under capital lease agreements (in thousands):

2008	$12
2009	4

Total capital lease payments	16
Less: Interest payments	—

Capital lease obligations	$16

On February 29, 2008, the Company entered into a new Revolving Loan Agreement (“Loan Agreement”) with a syndicate of banks. This new agreement replaced the previous U.S. revolving credit loan and Canadian revolving credit loan agreements. Under the new agreement, the Company has $60 million total capacity for borrowing in the U.S. and $15 million total capacity for borrowing in Canada. The agreement also has a provision permitting an increase in the total borrowing capacity of up to an additional $50 million with additional commitments from the current lenders or from new lenders. The existing lenders have no obligation to increase their commitment. The Loan Agreement provides for borrowings through February 28, 2013 (the Maturity Date), with no principal payments required until maturity. The Loan Agreement is secured by substantially all tangible and intangible assets, with certain exceptions for real estate that secures existing mortgages and other permitted liens and for certain assets in foreign countries.
Interest will be, at the Company’s option, a function of either the bank’s prime rate or LIBOR. A commitment fee equal to 0.30% per annum of the daily unused credit is payable quarterly. The Company will also pay legal, accounting, and other fees and expenses in connection with the Loan Agreement.
The Loan Agreement includes a financial covenant that establishes a maximum ratio of total funded debt to historical consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA). The Loan Agreement also establishes a minimum ratio of consolidated EBITDA less capital expenditures and taxes paid to specific fixed charges, primarily interest, scheduled principal payments under all debt agreements and dividends. The Loan Agreement includes various other covenants that are customary in such borrowings. The agreement also restricts the ability of the Company to declare or pay cash dividends.
(8) STOCK PLANS
The Company has granted non-qualified stock options to key employees and directors under several stock option plans and nonvested stock. All outstanding options have been granted at 100% of fair market value on each option’s grant date. The principal vesting requirement for all options granted prior to 2006 and in 2007 was satisfaction of a service condition. The vesting requirements for options granted in 2006 included service-based and performance-based conditions. Grants to executives are made from a shareholder-approved plan. Grants to non-executives are made from a plan that has not been subject to shareholder approval. At December 31, 2007, there were options exercisable under all plans for approximately 532,000 shares of common stock, and there were approximately 2,020,000 shares available for future option grants. Upon exercise of an option, the Company’s policy is to issue new shares.

67 of 80

Following is a summary of options outstanding at December 31, 2007 (shares in thousands):

	Outstanding			Exercisable
	Number	Weighted	Weighted Average	Number	Weighted	Weighted Average
Range of	of	Average	Remaining	of	Average	Remaining
Exercise Prices	Shares	Exercise Price	Contractual Life	Shares	Exercise Price	Contractual Life
$ 11.63 - 13.89	78	$13.00		68	$12.97
13.90 - 14.93	95	14.20		95	14.20
14.94 - 15.80	66	15.62		50	15.65
15.81 - 17.87	8	17.48		8	17.48
17.88 - 18.98	164	18.25		94	18.38
18.99 - 22.74	366	20.32		160	20.95
22.75 - 23.88	57	23.87		57	23.87

11.63 - 23.88	834	18.37	4.6 years	532	18.04	4.6 years

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
The Company adopted SFAS No. 123(R), under the modified prospective method of transition, on January 1, 2006. Under the modified prospective method, share-based compensation is recognized for (1) new share-based payment awards granted, (2) awards modified, repurchased, or cancelled after the required effective date, and (3) the remaining portion of the requisite service under previously-granted unvested awards outstanding as of the required effective date. Measurement and attribution of compensation costs for unvested share-based payment awards granted prior to the adoption of SFAS No. 123(R) are based on the original measure of the grant-date fair value and the same attribution method used previously under the provisions for pro-forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation.” The modified prospective method does not allow any change to the grant-date fair value of previously reported share-based payment awards.
The Company occasionally makes grants of nonvested stock to senior executives. These grants are valued on the date of grant at the intrinsic value of the underlying stock. Typically, the only restriction related to these grants is a service condition. The Company expenses the value of a nonvested grant on a straight-line basis over the related service period. At December 31, 2007, the Company had granted 43,000 nonvested shares to senior executives of which 4,000 shares vested in 2007.
The Company recognized charges to income of $1,727,000 in 2007 and $987,000 in 2006, before income tax benefit, for all the Company’s stock plans. The Company also recognized related income tax benefits of $721,000 and $279,000 for the same periods, respectively.
Options with service-based vesting only
The principal vesting requirement for all options granted prior to 2006 and in 2007 is a service condition that requires an employee to render service to the Company for a specified period of time. Vesting periods range from six months to four years, and substantially all of these options have incremental vesting over these periods. Options provide for accelerated vesting if there is a change of control, as defined in the plans. All outstanding options granted prior 2006 and in 2007 expire from six to ten years after the date of grant.

68 of 80

The following is the pro-forma effect on reported net loss and loss per share, as if the Company had applied the fair value method to measure stock-based compensation in 2005 (in thousands, except net loss per share):

2005
Net loss:
As reported (1)	$(11,443)
Stock-based employee compensation expense determined under the fair value method, net of tax	(947)

Pro forma net loss	$(12,390)

Basic net loss per share:
As reported	$(1.02)
Pro forma	(1.11)
Diluted net loss per share:
As reported	$(1.02)
Pro forma	(1.10)

(1)	Stock compensation expense has not been recognized in net loss
The fair values of share options in pro-forma disclosures for periods prior to 2006 were estimated on the date of grant using the Black-Scholes option pricing model. The pro-forma stock-based employee compensation reported in the year of 2005 was based on options granted between 2002 and 2005, with fair values ranging from $8.30 to $15.53 per share. The critical assumptions in the Black-Scholes option pricing model included expected volatility ranging from approximately 61% to 68%, risk-free rates ranging from .9% to 3.9%, no dividend yield, and expected lives ranging from five months to ten years. The Company has also estimated future forfeiture rates, based upon the age and expected length of service of specific option recipients.
Following is a summary of service-based option activity for 2007 and 2006 (shares and aggregate intrinsic value in thousands):

				Weighted
				Average
		Weighted	Weighted	Remaining
	Number	Average	Average	Contractual	Aggregate
	of	Exercise	Grant-Date	Life	Intrinsic
	Shares	Price	Fair Value	(in years)	Value
Options outstanding at December 31, 2005	1,243	$18.08
Granted	52	18.99	$12.96
Exercised	(215)	15.90			$742
Forfeited or expired	(219)	19.61

Options outstanding at December 31, 2006	861	18.28		4.4	2,260
Granted	175	19.48	$9.98
Exercised	(306)	18.63			2,257
Forfeited or expired	(50)	21.25

Options outstanding at December 31, 2007	680	18.22		4.7	6,887

Options exercisable at December 31, 2007	498	$17.96		4.5	$5,180

The fair value of each service-based option grant is estimated on the date of grant using the Black-Scholes option pricing model and the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s stock over a period equal to the expected term. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

69 of 80

	2007	2006
Expected volitility	53% - 59%	54% - 61%
Expected term (in years)	4.7 - 8.3	5.0 - 8.3
Risk-free rate	4.5% - 4.9%	4.7% - 5.1%
Expected dividend yield	None	None
As of December 31, 2007, there was $959,000 of total unrecognized compensation cost related to nonvested service-based options granted under the Company’s plans. That cost is expected to be recognized over a weighted-average period of 1.6 years.
Options with performance-based and service-based vesting
In 2006, the Company issued options that included both performance-based and service-based vesting conditions. Each option becomes exercisable as to 25% of the shares beginning on the first anniversary of the grant and continuing on the subsequent three anniversaries, provided that the Company or, in the case of segmental employees, the employee’s principal segment during the year, has achieved during the year preceding each vesting date, the earnings target specified by the Board’s compensation committee at the beginning of each year. Under SFAS 123(R), fair value cannot be established for any vesting tranches for which the performance condition has not been definitively established, and these tranches have no effect on compensation expense for 2006 or 2007; the fair value for vesting tranches with no definitively established performance condition will be determined when the performance conditions are established and recognized over the remaining vesting period. These performance-based options expire on the sixth anniversary of the date of grant. All other terms and conditions of these option grants are similar to options with service-based vesting only.
Following is a summary of performance-based and service-based option activity for 2007 and 2006 (shares and aggregate intrinsic value in thousands):

				Weighted
			Weighted	Average
		Weighted	Average	Remaining
	Number	Average	Grant-Date	Contractual	Aggregate
	of	Exercise	Fair	Life	Intrinsic
	Shares	Price	Value	(in years)	Value
Options outstanding at December 31, 2005	—	$—
Granted	183	18.90	$10.09
Exercised	—	—			$—
Forfeited or expired	(9)	18.05

Options outstanding at December 31, 2006	174	18.95		5.3	—
Granted	—	—	$—
Exercised	(5)	18.05			56
Forfeited or expired	(15)	18.05

Options outstanding at December 31, 2007	154	19.06		4.3	1,431

Options exercisable at December 31, 2007	33	$19.22		4.3	$303

The fair value of each performance-based and service-based option grant is estimated on the date of grant using the Black-Scholes option pricing model and the assumptions noted in the table below. The basis for each of the critical assumptions listed below is the same as those used to determine the fair value of our service based option grants.

70 of 80

	2007	2006
Expected volitility	55% - 56%	56%
Expected term (in years)	4.0	5.0
Risk-free rate	4.7%	4.8% - 5.0%
Expected dividend yield	None	None
The combined fair value of both service-based and performance and service-based grants vested during the years ended December 31, 2007, and 2006 was $1.1 million, and $1.9 million, respectively. The Company received $4.3 million and $2.1 million from all share options exercised, net of withholding taxes, during 2007 and 2006, respectively.
Nonvested stock
Following is a summary of nonvested stock activity for 2007 and 2006 (shares in thousands):

		Weighted
	Number	Average
	of	Grant-Date
	Shares	Fair Value
Nonvested stock outstanding at December 31, 2005	—	$—
Granted	40	17.92
Vested	—	—
Forefeited	—	—

Nonvested stock outstanding at December 31, 2006	40	17.92
Granted	3	19.37
Vested	(4)	15.74
Forefeited	—	—

Nonvested stock outstanding at December 31, 2007	39	$18.26

Nonvested stock valued at $58,000 and $717,000 was granted to certain senior executives during 2007 and 2006, respectively. The only restriction on the stock is the completion of specified service periods. As of December 31, 2007, there was $260,000 of total unrecognized compensation cost related to nonvested stock awards. That cost is expected to be recognized on a straight-line basis over a weighted average 1.8 year service period.
(9) INCOME TAXES
Total income tax (expense) benefit provided for in the Company’s consolidated financial statements consists of the following for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
Income tax benefit (expense), continuing operations	$(2,080)	1,823	(2,094)
Income tax benefit (expense), discontinued	82	(7,222)	(2,598)
operations Income tax benefit resulting from exercise of stock options credited to shareholders’ equity	643	213	383

Total	$(1,355)	(5,186)	(4,309)

71 of 80

The components of income tax (expense) benefit for continuing operations for the years ended December 31, 2007, 2006 and 2005 were (in thousands):

	2007	2006	2005
Current:
Federal	$(1,483)	395	133
State	(332)	(506)	(373)
Foreign	(1,274)	(1,806)	(53)

Total	(3,089)	(1,917)	(293)

Deferred:
Federal	878	2,457	(1,534)
State	35	42	129
Foreign	96	1,241	(396)

Total	1,009	3,740	(1,801)

Total income tax benefit (expense)	$(2,080)	1,823	(2,094)

Income tax benefit (expense) for continuing operations differed as follows from the amounts computed by applying the U.S. Federal income tax rate of 34%, 35% and 34% to earnings from continuing operations before income taxes for the years ended December 31, 2007, 2006 and 2005, respectively (in thousands):

	2007	2006	2005
Computed “expected” income tax expense	$(7,251)	(4,893)	(2,455)
Reduction (increase) in income tax:
State income taxes, net of federal income tax effect	(196)	(321)	(130)
Tax credits from research activities	936	4,181	34
Difference in effective foreign tax rates	4,127	1,494	845
Net decrease (increase) to valuation allowance for deferred tax assets	49	1,881	(242)
Foreign permanent differences	(177)	(366)	—
Other	432	(153)	(146)

Income tax benefit (expense)	$(2,080)	1,823	(2,094)

In 2005, the income tax expense for continuing operations is net of tax benefits, totaling $172,000, recognized from foreign net operating losses. In 2006, income tax expense for continuing operations was increased by $501,000 as the result of adjusting foreign net operating losses. This increase to income tax expense was offset by a $1,881,000 decrease to valuation allowances for foreign net operating losses. The largest portion of the decrease of $1,737,000 is related to the Canadian operations. In 2007, income tax expense for continuing operation was decreased by $122,000 as a result of adjusting foreign net operating losses and valuation allowances.
The Company’s net deferred tax assets at December 31, 2006 included $437,000 related to a cumulative $1,470,000 net operating loss incurred by certain international operations. The Company has increased the valuation allowance by $307,000 on these deferred tax assets. This increase in valuation allowance was based on management’s assessment that, due to changing business conditions and the limitation of tax planning strategies, the Company was not more likely than not to fully realize these deferred tax assets.
The Company’s net deferred tax assets at December 31, 2007 include $576,000 related to a cumulative $2,031,000 net operating loss incurred by certain international operations. The Company has decreased the valuation allowance by $49,000 on these deferred tax assets.

72 of 80

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are presented below (in thousands):

	2007	2006
Deferred tax assets:
Inventories	$892	884
Accrued compensation costs	835	975
Accrued warranty costs	821	626
Foreign research expense and tax credit carry forward	53,895	38,077
Foreign net operating loss carry forward	575	437
Credit for corporate minimum tax	675	636
Research and development credit carry forward	387	1,901
Stock-based compensation	721	279
Other	950	965

Total gross deferred tax assets	59,751	44,780
Valuation allowance	(49,094)	(32,921)

Net deferred tax assets	10,657	11,859

Deferred tax liabilities:
Property, plant and equipment	3,079	3,319
Other	220	295

Total gross deferred tax liabilities	3,299	3,614

Net deferred tax assets	$7,358	8,245

The net change in the valuation allowance for 2007 and 2006 was an increase of $16,173,000 and a decrease of $14,048,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the expected reversal of deferred tax liabilities, expected levels of future taxable income and tax planning strategies in making this assessment. Based on these considerations, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2007.
The Company has not recognized a deferred tax liability with respect to the undistributed earnings of its foreign operations that arose in 2007 and prior years because the Company considers these earnings to be indefinitely reinvested.
The U.S. continuing operations are consolidated for Federal income tax purposes. These U.S. continuing operations had earnings before income taxes of $5,716,000 in 2007, $5,033,000 in 2006, and $711,000 in 2005. The continuing combined foreign operations reported earnings before income taxes of $15,611,000, $8,947,000, and $6,509,000 in 2007, 2006, and 2005, respectively.
The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the adoption of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. Upon adoption on January 1, 2007, the Company had $2,560,000 of unrecognized tax benefits, as adjusted to $2,714,000 to reflect the reclassification of amounts in discontinued operations and accrued interest on unrecognized benefits. At December 31, 2007, the Company had $2,591,000 of unrecognized tax benefits, $2,105,000 of which would affect the Company’s effective tax rate if recognized.

73 of 80

The following table summarizes the activity related to the Company’s unrecognized tax benefits, excluding interest and penalties, for the year ended December 31, 2007 (in thousands):

Balance as of January 1, 2007	$2,714
Increases related to current year tax positions	472
Increases related to prior year tax positions	31
Decreases related to lapsing of statute of limitations	(23)
Decreases related to settlements with taxing authorities	(788)
Foreign exchange	185

Balance as of December 31, 2007	$2,591

The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2007, the Company had approximately $105,500 of accrued interest related to uncertain tax positions.
The Company or one of its subsidiaries files income tax returns in the U.S. Federal jurisdiction, and various states and foreign jurisdictions. The Company is generally no longer subject to U.S. Federal, state and local, or non-US income tax examination by tax authorities for years before 2002.
(10) RETIREMENT PLANS
The Company established a qualified defined contribution plan in 1993. All U.S.-based employees that meet a minimum service requirement (approximately 650 employees) are eligible to participate in the plan. Company contributions are allocated to each participant based upon an age-weighted formula that discounts an equivalent benefit (as a percentage of eligible compensation) at age 65 to each employee’s current age. Accumulated contributions are invested at each participant’s discretion from among a diverse range of investment options offered by an independent investment firm selected by the Company.
The Company’s contribution to this plan is determined each year by the Board of Directors. There is no required minimum annual contribution, but the target contribution has been approximately 6.5% of base payroll. The Company’s total expense from continuing operations related to the defined contribution plan totaled $2.4 million in 2007, $2.2 million for 2006, and $2.1 million for 2005.
The Company sponsors qualified retirement savings plans in the U.S., Canada and the United Kingdom, in which the Company matches a portion of each eligible employee’s contributions. The Company’s matching contributions to these plans for continuing operations were $1.9 million in 2007, $1.6 million in 2006, and $1.4 million in 2005.
(11) FAIR VALUE OF FINANCIAL INSTRUMENTS
The following summarizes certain information regarding the fair value of the Company’s financial instruments at December 31, 2007 and 2006:
Cash and cash equivalents, restricted cash, trade accounts receivable and accounts payable — The carrying amount approximates fair value because of the short maturity of these instruments.
Long-term debt — Some of the Company’s long-term debt bears interest at variable rates that management believes are commensurate with rates currently available on similar debt. Accordingly, the carrying value of variable-rate long-term debt approximates fair value.
The Company has two fixed-rate, long-term mortgages. One mortgage has an 8.0% current rate and a carrying amount at December 31, 2007 and 2006 of $7.7 million, and $8.3 million, respectively. The other mortgage has a 7.1% rate and a carrying amount at December 31, 2007 and 2006 of $4.0 million and $4.5 million, respectively. The carrying amounts of the mortgages approximate fair value, based on current market rates at which the Company could borrow funds with similar remaining maturities.

74 of 80

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

75 of 80

The following segment data is presented in thousands:

	Years ended December 31
	2007	2006	2005
Net sales:
Defense & Space Systems	$59,090	52,431	51,409
Less sales to discontinued operations	—	(15)	(15)

Defense & Space Systems external sales	59,090	52,416	51,394
LXE	138,821	138,001	123,140
SATCOM	89,968	70,702	51,353

Total	$287,879	261,119	225,887

Operating income (loss):
Defense & Space Systems	$4,876	2,572	3,186
LXE	7,067	11,043	7,520
SATCOM	12,189	6,170	3,524
Corporate	(4,865)	(5,428)	(4,006)

Total	$19,267	14,357	10,224

Interest income and other, net of foreign exchange losses:
Defense & Space Systems	$7	28	(4)
LXE	236	8	148
SATCOM	(564)	(66)	(203)
Corporate	4,334	1,574	359

Total	$4,013	1,544	300

Interest expense:
Defense & Space Systems	$(141)	(444)	(372)
LXE	(348)	(405)	(474)
SATCOM	(121)	(117)	(264)
Corporate	(1,343)	(955)	(2,194)

Total	$(1,953)	(1,921)	(3,304)

Income tax (expense) benefit:
Defense & Space Systems	$(1,822)	(823)	(1,068)
LXE	(2,667)	(4,056)	(2,734)
SATCOM	224	138	443
Other	(93)	(517)	(233)
Corporate	2,278	7,081	1,498

Total	$(2,080)	1,823	(2,094)

76 of 80

	Years ended December 31
	2007	2006	2005
Net earnings (loss):
Defense & Space Systems	$2,920	1,333	1,742
LXE	4,288	6,590	4,460
SATCOM	11,728	6,125	3,500
Other	(93)	(517)	(233)
Corporate	404	2,272	(4,343)

Earnings from continuing operations	19,247	15,803	5,126
Discontinued operations, net	(503)	17,205	(16,569)

Total	$18,744	33,008	(11,443)

Capital expenditures:
Defense & Space Systems	$3,684	2,391	2,735
LXE	3,364	2,467	2,243
SATCOM	6,589	3,227	2,743
Corporate	942	417	1,381

Total	$14,579	8,502	9,102

Depreciation and amortization:
Defense & Space Systems	$2,620	2,558	2,631
LXE	2,205	2,246	2,419
SATCOM	3,619	2,851	2,832
Corporate	1,222	1,209	1,041

Total	$9,666	8,864	8,923

	As of December 31
	2007	2006
Assets:
Defense & Space Systems	$42,017	48,517
LXE	94,613	88,925
SATCOM	77,552	54,828
Other	3,466	3,809
Corporate	106,152	95,605

Total	$323,800	291,684

Goodwill — LXE	$9,982	9,982

77 of 80

Following is a summary of enterprise-wide information (in thousands):

	Years ended December 31
	2007	2006	2005
Net sales to customers in the following countries:
United States	$176,209	178,662	150,522
United Kingdom	20,911	13,542	14,171
Other foreign countries	90,759	68,915	61,194

Total	$287,879	261,119	225,887

	As of December 31
	2007	2006
Long-lived assets are located in the following countries:
United States	$24,032	23,821
Canada	18,219	8,743
Other foreign countries	3,509	1,255

Total	$45,760	33,819

No customer accounted for more than 10% of consolidated net sales in 2007, 2006 or 2005.
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
(14) COMMITMENTS AND CONTINGENCIES
The Company is committed under several non-cancelable operating leases for office space, computer and office equipment and automobiles. Minimum annual lease payments under such leases related to the Company’s continuing operations are $3,544,000 in 2008, $2,314,000 in 2009, $2,421,000 in 2010, $2,378,000 in 2011, $1,981,000 in 2012 and $9,460,000 thereafter.
The Company also has short-term leases for regional sales offices, equipment and automobiles. Total rent expense under all operating leases was approximately $4,067,000, $3,778,000, and $2,825,000 in 2007, 2006, and 2005, respectively.
As of December 31, 2007, the Company has outstanding purchase commitments of $24,774,000. These represent existing commitments under purchase orders or contracts to purchase inventory and raw materials for our products.
The Company’s Canadian-based SATCOM segment has received cost-sharing assistance from the Government of Canada under several programs that support the development of new commercial technologies and products. This funding is repayable in the form of royalties, the level of which will depend upon future revenue earned by SATCOM above a certain threshold. These royalties accrue at rates generally less than one percent of sales. As a result, although the Company cannot accurately estimate the level of future possible royalties, the Company does not believe that such royalties will have a material adverse effect on future results of operations. The Company is also required to pay royalties through LXE. These royalty fees are based on the sales of specific products and are calculated at fixed percentages on their net selling price. In total, the Company incurred costs of $1.1 million related to royalty fees in 2007.

78 of 80

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

	Years ended December 31
	2007	2006	2005
Balance at beginning of the year	$2,051	1,894	1,613
Accruals for warranties issued during the year	3,175	1,945	1,132
Settlements made during the year	(2,579)	(1,788)	(851)

Balance at end of year	$2,647	2,051	1,894

(15) LITIGATION
The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
(16) SUBSEQUENT EVENTS
On February 8, 2008, the Company completed the acquisition of Akerstroms Trux AB, of Bjorbo, Sweden for $15.3 million. Trux manufactures and markets vehicle-mount computing solutions for warehousing and production environments in the Nordic region. Additional information is contained in Note 3 of the Company’s consolidated financial statements.
On February 29, 2008, the Company entered into a new Loan Agreement with a syndicate of banks. This new agreement replaced the previous U.S. revolving credit loan and Canadian revolving credit loan agreements. Under the new agreement, the Company has $60 million total capacity for borrowing in the U.S. and $15 million total capacity for borrowing in Canada. The agreement also has a provision permitting an increase in the total borrowing capacity of up to an additional $50 million with additional commitments from the current lenders or from new lenders. Additional information is contained in Note 7 of the Company’s consolidated financial statements.

79 of 80

(17) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Following is a summary of interim financial information for the years ended December 31, 2007 and 2006 (in thousands, except net earnings (loss) per share):

	2007 Quarters ended
	March 31	June 30	Sept 29	Dec 31
Net sales	$66,574	72,147	73,145	76,013
Operating income	3,078	3,980	5,242	6,967
Earnings from continuing operations	2,880	3,574	5,606	7,187
(Loss) earnings from discontinued operations	(467)	3	11	(50)
Net earnings	2,413	3,577	5,617	7,137
Net earnings (loss) per share:
Basic:
Continuing operations	$0.19	0.23	0.37	0.46
Discontinued operations	(0.03)	—	—	—

Net earnings	$0.16	0.23	0.37	0.46

Diluted:
Continuing operations	$0.19	0.23	0.36	0.46
Discontinued operations	(0.03)	—	—	—

Net earnings	$0.16	0.23	0.36	0.46

	2006 Quarters ended
	April 1	July 1	Sept 30	Dec 31
Net sales	$59,045	65,046	64,661	72,367
Operating income	2,378	3,365	2,740	5,874
Earnings from continuing operations	1,264	2,241	5,490	6,808
(Loss) earnings from discontinued operations	(1,036)	(569)	82	18,728	(1)
Net earnings	228	1,672	5,572	25,536
Net earnings (loss) per share:
Basic:
Continuing operations	$0.10	0.15	0.36	0.45
Discontinued operations	(0.08)	(0.04)	0.01	1.23

Net earnings	$0.02	0.11	0.37	1.68

Diluted:
Continuing operations	$0.10	0.15	0.36	0.44
Discontinued operations	(0.08)	(0.04)	0.01	1.23

Net earnings	$0.02	0.11	0.37	1.67

(1) Includes gain on sale of the EMS Wireless segment.

80 of 80