Form 10-Q
period 2008-03-29
EMS TECHNOLOGIES INC
filed 2008-05-08
CIK 32198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on April 29, 2008:

Class	Number of Shares

Common Stock, $.10 par Value	15,596,308
AVAILABLE INFORMATION
EMS Technologies, Inc. makes available free of charge, on or through its website at www.ems-t.com, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Information contained on the Company’s website is not part of this report.

PART I
FINANCIAL INFORMATION
ITEM 1. Financial Statements
EMS Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Quarters Ended
	Mar 29	Mar 31
	2008	2007
Product net sales	$63,715	56,342
Service net sales	11,779	10,232

Net sales	75,494	66,574
Product cost of sales	39,642	34,715
Service cost of sales	7,196	6,921

Cost of sales	46,838	41,636
Selling, general and administrative expenses	20,198	17,603
Research and development expenses	5,021	4,257

Operating income	3,437	3,078
Interest income	999	1,367
Interest expense	(369)	(453)
Foreign exchange gain (loss)	51	(152)

Earnings from continuing operations before income taxes	4,118	3,840
Income tax benefit (expense)	42	(960)

Earnings from continuing operations	4,160	2,880

Discontinued operations (note 2):
Loss from discontinued operations before income taxes	—	(568)
Income tax benefit	—	101

Loss from discontinued operations	—	(467)

Net earnings	$4,160	2,413

Net earnings (loss) per share:
Basic:
From continuing operations	$0.27	0.19
From discontinued operations	—	(0.03)

Net earnings	$0.27	0.16

Diluted:
From continuing operations	$0.26	0.19
From discontinued operations	—	(0.03)

Net earnings	$0.26	0.16

Weighted average number of shares (note 3):
Basic	15,545	15,295
Diluted	15,768	15,380
See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands)

	Mar 29	Dec 31
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$121,558	133,959
Restricted cash	1,951	81
Trade accounts receivable, net (note 5)	92,819	85,085
Inventories, net (note 6)	31,600	28,949
Deferred income taxes	1,868	1,868
Other current assets	7,430	7,115

Total current assets	257,226	257,057

Property, plant and equipment:
Land	1,150	1,150
Buildings and leasehold improvements	15,971	15,954
Machinery and equipment	89,133	87,377
Furniture and fixtures	9,821	9,665

Total property, plant and equipment	116,075	114,146
Less accumulated depreciation and amortization	76,255	74,223

Net property, plant and equipment	39,820	39,923

Deferred income taxes — non-current	6,232	5,490
Intangible assets, net	9,281	5,837
Goodwill	21,525	9,982
Other assets	3,731	5,511

Total assets	$337,815	323,800

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited), continued
(in thousands, except share data)

	Mar 29	Dec 31
	2008	2007
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$3,187	3,174
Accounts payable	26,329	22,389
Billings in excess of contract costs	6,941	6,643
Accrued compensation costs	10,456	9,553
Accrued retirement costs	2,883	2,472
Deferred service revenue	10,278	8,578
Other current liabilities	8,528	5,757

Total current liabilities	68,602	58,566
Long-term debt, excluding current installments	10,235	10,546
Other liabilities	6,363	7,562

Total liabilities	85,200	76,674

Shareholders’ equity:
Preferred stock of $1.00 par value per share
Authorized 10,000,000 shares; none issued	—	—
Common stock of $.10 par value per share
Authorized 75,000,000 shares, issued and outstanding 15,585,000 in 2008 and 15,581,000 in 2007	1,558	1,558
Additional paid-in capital	140,148	139,727
Accumulated other comprehensive income - foreign currency translation adjustment	13,767	12,859
Retained earnings	97,142	92,982

Total shareholders’ equity	252,615	247,126

Total liabilities and shareholders’ equity	$337,815	323,800

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended
	Mar 29	Mar 31
	2008	2007
Cash flows from operating activities:
Net earnings	$4,160	2,413
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,191	1,672
Intangibles amortization	562	428
Deferred income taxes	(742)	—
Loss from discontinued operations	—	467
Stock-based compensation expense	387	278
Changes in operating assets and liabilities, net of effects of acquisition:
Trade accounts receivable	(3,919)	8,625
Billings in excess of contract costs	364	215
Inventories	(1,674)	(2,598)
Accounts payable	197	(4,510)
Income taxes payable	573	452
Deferred revenue	1,923	1,585
Accrued compensation and retirement costs	439	994
Accrued costs, and other	1,435	(1,037)

Net cash provided by operating activities in continuing operations	5,896	8,984
Net cash used in operating activities in discontinued operations	—	(3,006)

Net cash provided by operating activities	5,896	5,978

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,530)	(2,686)
Payments for asset acquisitions	(15,147)	—
Proceeds from sale of assets	66	845

Net cash used in investing activities	(17,611)	(1,841)

Cash flows from financing activities:
Repayment of term debt	(247)	(197)
Change in restricted cash	—	82
Change in book overdrafts	—	569
Deferred financing costs paid	(839)	—
Proceeds from exercise of stock options, net of withholding taxes paid	34	224

Net cash (used in) provided by financing activities	(1,052)	678

Net change in cash and cash equivalents	(12,767)	4,815
Effect of exchange rates on cash and cash equivalents	366	—
Cash and cash equivalents at beginning of period	133,959	109,431

Cash and cash equivalents at end of period	$121,558	114,246

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 29, 2008 and March 31, 2007
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
In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
— Cash Equivalents
The Company considers all highly liquid debt instruments with initial or remaining terms of three months or less to be cash equivalents. Cash equivalents at March 29, 2008 and December 31, 2007 included investments of $94.6 million and $115.3 million, respectively, in a government obligations money-market fund, in other money market instruments, and in interest-bearing deposits.
— Effect of New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value and requires expanded disclosure about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those years. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP No. 157-2, “Effective Date of FASB Statement No. 157.” FSP No. 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions. FSP No. 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until the beginning of the first quarter of 2009. The Company’s adoption of SFAS No. 157 for financial assets and liabilities on January 1, 2008 did not have a material impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact of SFAS No. 157 for non-financial assets and liabilities on its 2009 consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective at the beginning of fiscal years beginning after November 15, 2007. The Company’s adoption of SFAS No. 159 did not have a material impact on its 2008 consolidated financial statements.
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
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS No. 160 requires noncontrolling ownership interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. In addition, it requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the statement of operations. SFAS No. 160 is effective for all periods beginning after December 15, 2008. The Company’s adoption of SFAS No. 160 is not expected to have a material impact on its 2009 consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-An Amendment of SFAS No. 133”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for all periods beginning after November 15, 2008, with early application encouraged. The Company is in the process of evaluating the impact of adopting SFAS. No. 161 on its 2009 consolidated financial statements.
2. Discontinued Operations
In 2005 and 2006, we disposed of our S&T/Montreal, SatNet, and EMS Wireless divisions, which have been reported as discontinued operations. The sales agreements for each of these disposals contained standard indemnification provisions for various contingencies that could not be resolved before the dates of closing and for various representations and warranties provided by the Company and the purchasers. The Company accrues for a liability related to a contingency, representation or warranty when management considers that the liability is both probable and can be reasonably estimated. Management believes that it is reasonably possible, but not probable, that an additional accrual for these purposes may be made, relating to the repair of certain products manufactured by the Company’s former EMS Wireless divisions. Under the terms of the sales agreement, the Company is potentially liable for up to $1.2 million should the purchaser encounter unanticipated warranty obligations during the first two years after the closing (through November 2008) on products previously sold by EMS Wireless. At present, the Company cannot reasonably estimate the range of this potential liability, or whether such liability would be material. No accrual has been recorded for this potential liability as of March 29, 2008.
As part of the agreement to sell the net assets of S&T/Montreal, the Company released the purchaser from a corporate guarantee, as a result the Company has a $2.2 million liability as of March 29, 2008. This liability represents the Company’s estimated loss under an agreement to acquire a sub-license from the purchaser for $8 million in payments over a seven-year period, which would entitle the Company to receive a portion of the satellite service revenues from a specific market territory over the same period. The purchaser had previously guaranteed that the revenues derived under the sub-license would equal or exceed the acquisition cost of the sub-license; however, without the guarantee, the Company currently estimates that its portion of the satellite service revenues will be less than the acquisition cost, and the Company has accordingly accrued a net liability.
Discontinued operations had no effect on the Company’s net earnings in the first quarter of 2008, and reported a loss of $568,000 in the first quarter of 2007, which mainly related to expenses to settle various contingent items.
3. Earnings Per Share
Following is a reconciliation of the denominators for basic and diluted earnings per share calculations (in thousands):

	Quarters Ended
	Mar 29	Mar 31
	2008	2007
Basic-weighted average common shares outstanding	15,545	15,295
Dilutive shares using the treasury stock method	223	85

Diluted-weighted average common shares outstanding	15,768	15,380

4. Comprehensive Income
Following is a summary of comprehensive income (in thousands):

	Quarters Ended
	Mar 29	Mar 31
	2008	2007
Net earnings	$4,160	2,413
Other comprehensive income:
Foreign currency translation adjustment	908	702

Comprehensive income	$5,068	3,115

5. Trade Accounts Receivable
Trade accounts receivable include the following (in thousands):

	Mar 29	Dec 31
	2008	2007
Amounts billed	$64,224	62,188
Unbilled revenues under long-term contracts (1)	29,740	24,001
Allowance for doubtful accounts	(1,145)	(1,104)

Trade accounts receivable, net	$92,819	85,085

(1)	Unbilled net sales under long-term contracts are usually billed and collected within one year (except $1.0 million and $2.0 million has been included in long-term assets at March 29, 2008 and December 31, 2007, respectively).

6. Inventories
Inventories include the following (in thousands):

	Mar 29	Dec 31
	2008	2007
Parts and materials	$20,661	18,864
Work-in-process	2,960	3,733
Finished goods	7,979	6,352

Inventories, net	$31,600	28,949

7. Interim Segment Disclosures
The Company is organized into three reportable segments: Defense & Space Systems (“D&SS”), LXE and SATCOM. Each segment is separately managed and comprises a range of products and services that share distinct operating characteristics. The Company evaluates each segment primarily upon operating profit.
The D&SS segment manufactures custom-designed, highly engineered hardware for use in space, airborne, and terrestrial applications for communications, radar, surveillance, precision tracking and electronic countermeasures. Orders typically involve development and production schedules that can extend a year or more, and most revenues are recognized under percentage-of-completion accounting. Hardware is sold to prime contractors or systems integrators rather than to end-users.
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

Following is a summary of the Company’s interim segment data (in thousands):

	Quarters Ended
	Mar 29	Mar 31
	2008	2007
Net sales:
Defense & Space Systems	$15,462	13,709
LXE	34,210	32,561
SATCOM	25,822	20,304

Total	$75,494	66,574

Operating income (loss):
Defense & Space Systems	$564	976
LXE	477	875
SATCOM	3,083	2,561
Corporate	(687)	(1,334)

Total	$3,437	3,078

Net earnings (loss) from continuing operations:
Defense & Space Systems	$342	565
LXE	242	531
SATCOM	3,364	2,523
Other	—	(46)
Corporate	212	(693)

Total	$4,160	2,880

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

	Quarters Ended
	Mar 29	Mar 31
	2008	2007
Balance at beginning of the period	$2,647	2,051
Accruals for warranties issued during the period	1,030	669
Settlements made during the period	(808)	(589)

Balance at end of period	$2,869	2,131

9. Revolving Credit Facilities
On February 29, 2008, the Company entered into a new revolving credit agreement with a syndicate of banks. This new agreement replaced the previous U.S. revolving credit and Canadian revolving credit agreements. Under the new agreement, the Company has $60.0 million total capacity for borrowing in the U.S. and $15.0 million total capacity for borrowing in Canada. The agreement also has a provision permitting an increase in the total borrowing capacity of up to an additional $50.0 million with additional commitments from the current lenders or from new lenders. The existing lenders have no obligation to increase their commitment. The credit agreement provides for borrowings through February 28, 2013 (the Maturity Date), with no principal payments required until maturity. The credit agreement is secured by substantially all of the Company’s tangible and intangible assets, with certain exceptions for real estate that secures existing mortgages and other permitted liens and for certain assets in foreign countries.

Interest will be, at the Company’s option, a function of either the bank’s prime rate or LIBOR. A commitment fee equal to 0.30% per annum of the daily unused credit is payable quarterly. At March 29, 2008, the Company had no borrowings under its revolving credit facility.
The credit agreement includes a financial covenant that establishes a maximum ratio of total funded debt to historical consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA). The credit agreement also establishes a minimum ratio of consolidated EBITDA less capital expenditures and taxes paid to specific fixed charges, primarily interest, scheduled principal payments under all debt agreements and dividends. The credit agreement includes various other covenants that are customary in such borrowings. The agreement also restricts the ability of the Company to declare or pay cash dividends. At March 29, 2008, the Company was in compliance with all the covenants under its credit agreement.
The Company has $6.4 million of standby letters of credit to satisfy performance guarantee requirements under certain customer contracts. While these obligations are not normally called, they could be called by the beneficiaries at any time before the expiration date should we fail to meet certain contractual requirements. The Company has an additional $70,000 of standby letters of credit outstanding under another Canadian bank as a contract performance guarantee. As collateral for these standby letters of credit, the Company has deposited $81,000 at a Canadian bank, which is classified as restricted cash on the Company’s consolidated balance sheet; this cash will become available in the first quarter of 2010 when the underlying letters of credit expire or are settled. After deducting outstanding letters of credit, at March 29, 2008 the Company had $59.3 million available for borrowing in the U.S. and $9.3 million available for borrowing in Canada under the revolving credit agreement.
10. Stock-Based Compensation
The Company has granted non-qualified stock options to key employees and directors under several stock option plans. At March 29, 2008, there were options exercisable under all plans for approximately 599,000 shares of stock, and there were approximately 1,916,000 shares available for future option grants. Upon exercise of an option, the Company’s policy is to issue new shares.
Also from these plans, the Company occasionally makes grants of nonvested stock to selected personnel. These grants are valued on the date of grant at the fair value of the underlying stock. Typically, the only restriction related to these grants is a service condition. The Company expenses the value of a nonvested grant on a straight-line basis over the related service period. During 2008 and 2007, the Company has granted 46,000 nonvested shares to senior executives, of which 7,000 shares were vested as of March 29, 2008.
For all grants of stock options and nonvested shares, the Company recognized share-based, pre-tax charges to income in the first quarter of $387,000 in 2008 and $278,000 in 2007, respectively. The related tax benefits for the first quarter were $66,000 in 2008 and $70,000 in 2007, respectively.
11. Income Taxes
The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the adoption of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. The Company had $2,802,000 of unrecognized tax benefits at March 29, 2008, of which $2,340,000 would affect the Company’s effective tax rate if recognized.
The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 29, 2008, the Company had approximately $121,500 of accrued interest related to uncertain tax positions.

The Company or one of its subsidiaries files income tax returns in the U.S. Federal jurisdiction, and various states and foreign jurisdictions. The Company is generally no longer subject to U.S. Federal, state and local, or non-US income tax examination by tax authorities for years before 2002.
12. Fair Value of Financial Instruments
The Company adopted SFAS No. 157, “Fair Value Measurements,” for financial assets and liabilities on January 1, 2008. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
•	Level 1 — Observable inputs such as quoted prices in active market;

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 29, 2008 consistent with the fair value hierarchy provisions of SFAS No. 157:

Fair Value Measurements at Reporting Date Using
Assets (Liabilities)
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Carrying
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Cash equivalents	$94,614	—	—	94,614
Foreign currency forward contracts	(648)	—	—	(648)

Cash equivalents include investments in government obligations money-market fund, in other money market instruments, and in interest-bearing deposits with initial or remaining terms of three months or less. The fair value of cash equivalents approximates its carrying value due to the short-term nature of the instruments.
The Company uses derivative financial instruments in the form of foreign currency forward contracts in order to mitigate the risks associated with currency fluctuations on future cash flows. The Company’s policy is to execute such instruments with creditworthy financial institutions and does not enter into derivative contracts for speculative purposes. The fair value of foreign currency forward contracts is based on quoted market prices and is recorded in other current liabilities on the Company’s consolidated balance sheet.
These assets and liabilities can be liquidated without restriction.
13. Litigation
The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

14. Acquisition
On February 8, 2008, the Company completed the acquisition of Akerstroms Trux AB (“Trux”), of Bjorbo, Sweden. Trux manufactures and markets vehicle-mount computing solutions for warehousing and production environments in the Nordic region. The total purchase price was $15.1 million, of which $12.0 million was paid at closing and $3.1 million of cash was deposited in escrow through an escrow agent which is payable to the seller fourteen months following the date of acquisition, barring no claims against the seller. The total purchase price is subject to adjustment upon finalizing the closing balance sheet.
The purchase price was allocated to the underlying assets and liabilities based on their estimated fair values.
Approximately $3.8 million of the cost to acquire Trux was allocated to intangible assets, and $11.5 million was allocated to goodwill. These allocations are preliminary and subject to change as better information is obtained by the Company.
Trux is now an operating entity of the Company’s LXE segment, and is being included in the Company’s results of operations from the acquisition date. No pro forma financial statements have been included, as this acquisition is not significant to the Company’s consolidated financial statements.

ITEM 2. Management‘s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes included in Item 1 of Part 1 of this quarterly report and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2007.
We are a leading innovator in the design, manufacture, and marketing of wireless communications solutions and address the markets for enterprise mobility, communications-on-the-move and in-flight connectivity markets for both commercial and government end-users. We focus on the needs of the mobile information user and the increasing demand for wireless broadband communications. Our products enable communications across a variety of coverage areas, ranging from global to regional to within a single facility. Our continuing operations include the following three segments:
•	Defense & Space Systems (“D&SS”) — Highly engineered hardware for satellites and defense electronics applications;

•	LXE — Rugged mobile computer terminals and related equipment for wireless local area networks; and

•	SATCOM — Satellite communications antennas and terminals for aircraft and ground-based vehicles, and satellite ground stations for search and rescue operations.
Following is a summary of significant factors affecting the Company in the first quarter of 2008:
For continuing operations:
•	Consolidated net sales increased by 13.4% to $75.5 million mainly due to the strong growth in net sales reported by our SATCOM and D&SS segments.

•	Operating income was 11.7% higher for the first quarter of 2008 as compared with 2007 mainly due to the continued high profitability in our SATCOM segment and lower corporate expenses.
For discontinued operations:
•	The financial results for discontinued operations reflect the resolution of various contingencies under the asset-sale agreements, and discontinued operations had no effect on the 2008 first quarter results.
Description of Net Sales, Costs and Expenses
Net sales
The amount of net sales is the most significant factor affecting our operating income in a period. We recognize product-related net sales under most of our customer agreements when we ship units or complete the installation of our products. If multiple deliverables are involved or included software is not incidental to a product as a whole (both mainly experienced at SATCOM), we recognize revenue in accordance with Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” or Statement of Position No. 97-2, “Software Revenue Recognition,” as applicable. If the customer agreement is in the form of a construction contract (mainly at D&SS and to a lesser degree at SATCOM), we recognize revenue under the percentage-of-completion method, using the ratio of cost-incurred-to-date to total-estimated-cost-at-completion as the measure of performance.
We also generate net sales from product-related service contracts and repair services for D&SS, LXE and SATCOM, and engineering services projects for D&SS. We recognize revenue from product-related service contracts ratably over the life of the contract. We recognize revenue from contracts for engineering services using the percentage-completion method for fixed price contracts, or as costs are incurred for cost-type contracts. We recognize revenue from repair services as services are rendered and extended warranties.
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
Discontinued operations
In 2005 and 2006, we disposed of Space & Technology/Montreal (“S&T/Montreal”), Satellite Networks (“SatNet”), and EMS Wireless, which have been reported as discontinued operations. In 2007, the expenses reported under discontinued operations mainly relate to the resolution of various contingencies, representations or warranties under standard indemnification provisions in the sales agreements. The Company records a liability related to a contingency, representation or warranty when management considers that the liability is both probable and can be reasonably estimated. Management believes that it is reasonably possible, but not probable, that additional accruals for these purposes may be made, in particular, for the cost of repair of certain products manufactured by one of the disposed divisions. At present, the Company cannot reasonably estimate the range of cost for this potential liability or whether such liability would be material. No accrual has been recorded for this potential liability as of March 29, 2008.

Results of Operations

	Quarters Ended
	Mar 29	Mar 31
	2008	2007
Product net sales	84.4%	84.6%
Service net sales	15.6	15.4

Net sales	100.0	100.0
Product cost of sales, as a percentage of product net sales	62.2	61.6
Service cost of sales, as a percentage of service net sales	61.1	67.6
Cost of sales	62.0	62.5
Selling, general and administrative expenses	26.8	26.5
Research and development expenses	6.7	6.4

Operating income	4.5	4.6
Interest income	1.3	2.1
Interest expense	(0.5)	(0.7)
Foreign exchange gain (loss)	0.1	(0.2)

Earnings from continuing operations before income taxes	5.4	5.8
Income tax benefit (expense)	0.1	(1.5)

Earnings from continuing operations	5.5	4.3

Discontinued operations:
Loss from discontinued operations before income taxes	—	(0.9)
Income tax benefit	—	0.2

Loss from discontinued operations	—	(0.7)

Net earnings	5.5%	3.6%

Three Months ended March 29, 2008 and March 31, 2007:
Net sales increased by 13.4% to $75.5 million from $66.6 million for the first quarter of 2008 as compared with the same period in 2007, as net sales grew in each of the Company’s three segments. The largest quarterly growth was a 27.2% increase in net sales to $25.8 million for the SATCOM segment, mainly due to the continued high level of aeronautical product sales, and revenues generated from the development of the Inmarsat global satellite/GSM phone. D&SS’ quarterly net sales increased by 12.8% mainly due to increased activity on two new commercial satellite programs. Net sales for LXE were slightly higher reflecting growth in net sales from international markets.
Product net sales increased by $7.4 million to $63.7 million in the first quarter of 2008 as compared with the first quarter of 2007. This was mainly due the continued high level of aeronautical product sales, and revenues generated from the development of the Inmarsat global satellite/GSM phone. Service net sales increased by 15.1% to $11.8 million in the first quarter of 2008 as compared with the same period of 2007 mainly due to growth in the SATCOM and LXE service businesses, which supports the increased number of products placed into service. As a percentage of total net sales, both product net sales and service net sales remained relatively unchanged in the first quarter of 2008 as compared with the first quarter of 2007.
Overall cost of sales, as a percentage of consolidated net sales, remained relatively unchanged in the first quarter of 2008 as compared with the same period of 2007. Product cost of sales, as a percentage of its respective net sales, was also relatively unchanged in the first quarter of 2008 as compared with the same period of 2007. Service cost of sales, as a percentage of its respective net sales, decreased in the first quarter of 2008 as compared with the same period of 2007, mainly due to lower repair rates experienced under existing maintenance contracts by LXE.

SG&A, as a percentage of consolidated net sales, was relatively unchanged for the first quarter of 2008 as compared with the first quarter of 2007. Actual expenses increased by $2.6 million mainly due to the effect of changes in foreign exchange rates that increased the reported costs of the international activities of our SATCOM and LXE segments, and sales-related efforts, such as selling and marketing, to support the growth in net sales. SG&A expenses for the first quarter of 2008 also included costs from Akerstroms Trux AB (“Trux”) which was acquired in February 2008 (see Note 14 of the consolidated financial statements), as well as professional fees related to additional U.S. Federal tax credits for prior year qualifying research and development costs which were not included in the first quarter of 2007. These costs were offset somewhat by lower corporate expenses.
R&D expenses increased by $764,000 mainly due to additional internal development programs for new product introductions, and the effect of changes in foreign exchange rates on the reported costs of our SATCOM segment.
Interest income decreased by $368,000 as a result of lower average interest rates earned on the Company’s investment balances.
The Company recognized a 17% effective income tax rate in the first quarter of 2008, excluding the benefit of a $742,000 increase in estimated research and development credits available in the U.S., as compared with 25% in the first quarter of 2007. This estimated effective income tax rate for 2008 is based upon management’s expectations for taxable income associated with various tax jurisdictions for the full year. The decrease is due to a higher expected proportion of profits to be earned in Canada, where we have a much lower effective rate than in the U.S. or other locations, and to a higher expected U.S. Federal tax credit for current year qualifying research and development costs. The lower effective tax rate in Canada is due to research-related tax benefits. The overall effective rate is subject to change during the remainder of the year, as actual results and revised forecasts may change management’s expectations for the taxable income associated with various tax jurisdictions.
Net Sales, Cost of Sales, and Operating Income (Loss) by Segment
Our segment net sales, cost of sales as a percentage of respective segment net sales, and segment operating income (loss) were as follows (in thousands):

			Percentage
			Increase
	Quarters Ended		(Decrease)
	Mar 29	Mar 31	Three
	2008	2007	Months
Net sales:
Defense & Space Systems	$15,462	13,709	12.8%
LXE	34,210	32,561	5.1
SATCOM	25,822	20,304	27.2

Total	$75,494	66,574	13.4%

Cost-of-sales percentage:
Defense & Space Systems	78.3%	76.8%	1.5
LXE	58.6	59.6	(1.0)
SATCOM	56.5	57.1	(0.6)
Total	62.0	62.5	(0.5)

Operating income (loss):
Defense & Space Systems	$564	976	(42.2)%
LXE	477	875	(45.5)
SATCOM	3,083	2,561	20.4
Corporate	(687)	(1,334)	(48.5)

Total	$3,437	3,078	11.7%

Defense & Space Systems: Net sales increased by 12.8% for the first quarter of 2008 as compared with the first quarter of 2007 mainly due to activity on two new commercial satellite programs. Strong orders in 2008 for long-term defense contracts resulted in a record backlog totaling $74.1 million at March 29, 2008.
Cost of sales as a percentage of net sales was relatively unchanged in the first quarter of 2008 as compared with the same period of 2007.
LXE: Net sales in the first quarter of 2008 were 5.1% higher than the same period of 2007. The increase in net sales reflects higher net sales in international markets. This increase in international net sales can be attributed to the continued strengthening of international currencies. Net sales in the Americas markets were approximately the same in both periods.
Cost of sales, as a percentage of net sales, were comparable in the first quarter of 2008 and the first quarter of 2007.
SG&A expenses increased by $1.9 million in the first quarter of 2008 as compared with the same period of 2007 primarily due to the effect of changes in foreign exchange rates, and the costs related to Trux which was acquired in February 2008.
SATCOM: Net sales in the first quarter of 2008 increased by 27.2% compared with the first quarter of 2007. This increase was mainly a result of continued strong demand for high-speed-data aeronautical products, and revenues generated from the development of the Inmarsat global satellite/GSM phone.
Cost of sales as a percentage of net sales was relatively unchanged in the first quarter of 2008 as compared with the same period of 2007.
Discontinued Operations
In 2005 and 2006, we disposed of our S&T/Montreal, SatNet, and EMS Wireless divisions, which have been reported as discontinued operations, and their net assets were classified as assets held for sale through their dates of disposition. In 2007, the activity reported under discontinued operations mainly relates to the resolution of various contingencies, representations, or warranties under standard indemnification provisions in the sales agreements. The Company accrues for a liability related to a contingency, representation or warranty when management considers that the liability is both probable and can be reasonably estimated.
Discontinued operations had no effect on the Company’s net earnings in the first quarter of 2008, and reported a loss of $568,000 in the first quarter of 2007, which mainly related to expenses to settle various contingent items.
Liquidity and Capital Resources
During the first quarter of 2008, net cash and cash equivalents decreased by $12.8 million. Continuing operating activities contributed $5.9 million in positive cash flow mainly due to earnings generated by SATCOM, and an increase in deferred revenue from LXE’s service contract business. This was partially offset by an increase in receivables and inventory balances in the first quarter of 2008. The cash flow generated from operating activities was offset by $15.1 million of cash used in investing activities to acquire Trux in February 2008, and $.8 million of cash was used to pay financing costs for the Company’s new revolving credit agreement.
During the first quarter of 2007, continuing operating activities contributed $9.0 million in positive cash flow mainly due to significant collections received by D&SS, and the net earnings generated by each of the three divisions. This was partially offset by a decrease in payables and an increase in inventory balances in the first quarter of 2007. The $3.0 million of net cash used in operating activities in discontinued operations was mainly for payments of working capital adjustments in accordance with the terms of the sales agreements for our SatNet and EMS Wireless divisions.

On February 29, 2008, the Company entered into a new revolving credit agreement with a syndicate of banks. This new agreement replaced the previous U.S. revolving credit and Canadian revolving credit agreements. Under the new agreement, the Company has $60.0 million total capacity for borrowing in the U.S. and $15.0 million total capacity for borrowing in Canada. The agreement also has a provision permitting an increase in the total borrowing capacity of up to an additional $50.0 million with additional commitments from the current lenders or from new lenders. The existing lenders have no obligation to increase their commitment. The credit agreement provides for borrowings through February 28, 2013, with no principal payments required prior to that date. The credit agreement is secured by substantially all of the Company’s tangible and intangible assets, with certain exceptions for real estate that secures existing mortgages and other permitted liens and for certain assets in foreign countries.
At March 29, 2008, the Company had a $60 million maximum borrowing capacity in the U.S. and a $15 million maximum borrowing capacity in Canada under its revolving credit facility, and no borrowings were outstanding. The Company had $6.4 million of outstanding letters of credit at the end of the first quarter of 2008, and the net total available for borrowing under this revolving credit facility was $68.6 million.
The Company expects that capital expenditures in 2008 will range from $15.0 million to $17.0 million. These expenditures will be used to purchase equipment that increases or enhances capacity and productivity.
Management believes that existing cash and cash equivalent balances, cash provided from operations, and borrowings available under its credit agreement will provide sufficient liquidity to meet the operating and capital expenditure needs for existing operations during the next 12 months. On February 8, 2008, the Company used $15.1 million of cash to acquire Trux. Additional information on this acquisition is contained in Note 14 of the Company’s consolidated financial statements.
Off-Balance Sheet Arrangements
The Company has $6.4 million of standby letters of credit outstanding under its revolving credit facility to satisfy performance guarantee requirements under certain customer contracts. While these obligations are not normally called, they could be called by the beneficiaries at any time before the expiration date, if we fail to meet certain contractual requirements. The Company has an additional $70,000 of standby letters of credit outstanding under another Canadian bank as a contract performance guarantee. As collateral for these standby letters of credit, the Company has deposited $81,000 at a Canadian bank, which is classified as restricted cash on the Company’s consolidated balance sheet. This cash will become available to the Company in the first quarter of 2010 when the underlying letters of credit expire or are settled. After deducting the outstanding letters of credit, at March 29, 2008 the Company had $59.3 million available for borrowing in the U.S. and $9.3 million available for borrowing in Canada under the revolving credit agreement.
On February 8, 2008, the Company completed the acquisition of Trux for a total purchase price of $15.1 million of cash paid at closing. $3.1 million of which was deposited in escrow through an escrow agent and is payable to the seller fourteen months following the date of acquisition, barring no claims against the seller.
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
Commitments and Contractual Obligations
As of March 29, 2008, the Company’s material contractual cash commitments and material other commercial commitments have not changed significantly from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2007.

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
Revenue recognition on long-term contracts
Revenue recognition for fixed-price, construction contracts is a critical accounting policy involving significant management estimates by D&SS and SATCOM. Construction contracts use the ratio of cost-incurred-to-date to total-estimated-cost-at-completion as the measure of performance that determines how much revenue should be recognized (“percentage-of-completion” method of accounting). Cost incurred and estimates of cost to complete include overhead expenses, which are applied at a budgeted rate; the budgeted overhead rate has historically been closely comparable with the periodic actual overhead rate, but any budget-versus-actual rate variance during an accounting period is expensed in that period, with no effect on revenues recognized.
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
Billings under a long-term contract are often subject to the accomplishment of contractual milestones or specified billing arrangements that are not directly related to the rate of costs being incurred under a contract. As a result, revenue recognized under percentage-of-completion for any particular period may vary from billings for the same period. At March 29, 2008, the Company had recognized a cumulative total of $30.7 million in revenues from continuing operations under percentage-of-completion accounting, but which revenues were unbilled as of that date due to the billing milestones specified in the respective customer contracts.
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
Net sales under all other contracts are recognized when units are shipped or services are performed, unless multiple deliverables are involved or included software is more than incidental to a product as a whole (mainly experienced at SATCOM), in which case we recognize revenue in accordance with either FASB EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” or Statement of Position No. 97-2, “Software Revenue Recognition” as applicable. Net sales do not include sales tax collected.
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
Evaluation of contingencies related to discontinued operations
In 2005 and 2006, we disposed of S&T/Montreal, SatNet, and EMS Wireless, all of which have been reported as discontinued operations. In 2007, the expenses reported under discontinued operations mainly relate to the resolution of various contingencies, representations or warranties under standard indemnification provisions in the sales agreements. The Company records a liability related to a contingency, representation or warranty when management considers that the liability is both probable and can be reasonably estimated. As of March 29, 2008, we had accrued amounts related to the expected resolution of the dispositions of discontinued operations that could vary from the actual amounts. The most significant accrued cost is a $2.2 million liability for the estimated loss under a sub-license agreement with the purchaser of S&T/Montreal which, as part of the sales agreement, we released from a corporate guarantee that previously protected us against such loss.
Management believes that it is reasonably possible, but not probable, that an additional accrual may be made, relating to the repair of certain products manufactured by the Company’s former EMS Wireless division. Under the terms of the sales agreement for this division, the Company is potentially liable for up to $1.2 million should the purchaser encounter unanticipated warranty obligations during the first two years after the closing (through November 2008) on products previously sold by EMS Wireless. At present, the Company cannot reasonably estimate the range of this potential liability, or whether such liability would be material. No accrual has been recorded for this potential liability as of March 29, 2008.
Establishment of valuation allowance for deferred income tax assets
It had been management’s expectation until 2005 that our Canadian operations would generate enough research-related tax benefits each year to offset any Canadian federal tax liability for any given year. We had a valuation allowance for substantially all the net deferred tax assets associated with these research-related tax benefits (totaling approximately $40.8 million at the beginning of 2005), because the extent to which these deferred income tax assets were to be realized in the future was not more likely than not.
With the disposal of unprofitable operations beginning in 2005 and the profitability of continuing operations in Canada, the Company reassessed the valuation of its research-related deferred tax assets in Canada. The Company concluded in both 2005 and 2006 that future pre-tax profitability in Canada was expected to increase, and qualified research in Canada was expected to decrease. As a result of these factors, the Company expected to utilize at least a portion of its research-related deferred tax assets, and, therefore, the valuation allowance for deferred tax assets was reduced by $1.7 million and $400,000 in 2006 and 2005, respectively. The Company did not further reduce the valuation allowance in 2007 or in the first quarter of 2008 because of legislation enacted in 2007 to harmonize the tax regimes of the province of Ontario and the Canadian federal government, and the resulting uncertainty caused by harmonization regarding the future availability of certain deferred tax assets. The valuation allowance for Canadian deferred tax assets may be reduced in the future — resulting in an income tax benefit to future consolidated statements of operations — if the uncertainty regarding the effect of harmonization is favorably resolved, and if profitability expectations for the future continue to increase.

Forward-Looking Statements
The Company has included forward-looking statements in management’s discussion and analysis of financial condition and results of operations. All statements, other than statements of historical fact, included in this report that address activities, events or developments that we expect or anticipate will or may occur in the future, or that necessarily depend upon future events, including such matters as our expectations with respect to future financial performance, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. Actual results could differ materially from those suggested in any forward-looking statements as a result of a variety of factors. Such factors include, but are not limited to:
▪	economic conditions in the U.S. and abroad and their effect on capital spending in the Company’s principal markets;

▪	difficulty predicting the timing of receipt of major customer orders, and the effect of customer timing decisions on the Company’s quarterly results;

▪	successful completion of technological development programs by the Company and the effects of technology that may be developed by, and patent rights that may be held or obtained by, competitors;

▪	U.S. defense budget pressures on near-term spending priorities;

▪	uncertainties inherent in the process of converting contract awards into firm contractual orders in the future;

▪	volatility of foreign exchange rates relative to the U.S. dollar and their effect on purchasing power by international customers, and the cost structure of the Company’s non-U.S. operations, as well as the potential for realizing foreign exchange gains and losses associated with non-U.S. assets or liabilities held by the Company;

▪	successful resolution of technical problems, proposed scope changes, or proposed funding changes that may be encountered on contracts;

▪	changes in the Company’s consolidated effective income tax rate caused by the extent to which actual taxable earnings in the U.S., Canada and other taxing jurisdictions may vary from expected taxable earnings;

▪	successful transition of products from development stages to an efficient manufacturing environment;

▪	changes in the rate at which the Company’s products are returned for repair or replacement under warranty;

▪	customer response to new products and services, and general conditions in the Company’s target markets (such as logistics, and space-based communications), and whether these responses and conditions develop according to our expectations;

▪	the success of certain of the Company’s customers in marketing our line of high-speed commercial airline communications products as a complementary offering with their own lines of avionics products;

▪	the availability of financing for our customers’ major programs, such as satellite data communications systems;

▪	development of successful working relationships with local business and government personnel in connection with distribution and manufacture of products in foreign countries;

▪	the demand growth for various mobile and high-speed data communications services;

▪	the Company’s ability to attract and retain qualified personnel, particularly those with key technical skills;

▪	the ability to negotiate successfully with potential acquisition candidates, finance acquisitions, or effectively integrate the acquired businesses, products or technologies into the Company’s existing businesses and products, and the risk that any acquired businesses, products or technologies do not perform as expected, are subject to undisclosed or unanticipated liabilities, or are otherwise dilutive to our earnings;

▪	the potential effects, on cash and results of discontinued operations, of final resolution of potential liabilities under warranties and representations made by the Company, and obligations assumed by purchasers, in connection with the Company’s dispositions of discontinued operations;

▪	the availability, capabilities and performance of suppliers of basic materials, electronic components and sophisticated subsystems on which the Company must rely in order to perform according to contract requirements, or to introduce new products on the desired schedule; and

▪	uncertainties associated with U.S. export controls and the export license process, which restrict the Company’s ability to hold technical discussions with customers, suppliers and internal engineering resources and can reduce the Company’s ability to obtain sales from foreign customers or to perform contracts with the desired level of efficiency or profitability.
Additional information concerning these and other potential risk factors is included in Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Effect of New Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value and requires expanded disclosure about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those years. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP No. 157-2, “Effective Date of FASB Statement No. 157.” FSP No. 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions. FSP No. 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until the beginning of the first quarter of 2009. The Company’s adoption of SFAS No. 157 for financial assets and liabilities on January 1, 2008 did not have a material impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact of SFAS No. 157 for non-financial assets and liabilities on its 2009 consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective at the beginning of fiscal years beginning after November 15, 2007. The Company’s adoption of SFAS No. 159 did not have a material impact on its 2008 consolidated financial statements.
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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS No. 160 requires noncontrolling ownership interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. In addition, it requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the statement of operations. SFAS No. 160 is effective for all periods beginning after December 15, 2008. The Company’s adoption of SFAS No. 160 is not expected to have a material impact on its 2009 consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-An Amendment of SFAS No. 133”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for all periods beginning after November 15, 2008, with early application encouraged. The Company is in the process of evaluating the impact of adopting SFAS. No. 161 on its 2009 consolidated financial statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
As of March 29, 2008, the Company had the following market risk sensitive instrument (in thousands):

Revolving credit loan with a bank in the United Kingdom, matured in April 2008, interest payable monthly at a variable rate (6.25% at the end of the quarter)	$1,899

Government obligations money-market funds, other money market instruments, and interest-bearing deposits, with maturity dates of less than 3 months, interest payable month at variable rates (an average rate of 2.73% at March 29, 2008)	94,614
A 1% increase in the interest rates of our market risk sensitive instruments would have increased interest expense by $5,000, and increased interest income by $237,000 for the quarter based upon their respective average outstanding balances.
At March 29, 2008, the Company also had intercompany accounts that eliminate in consolidation but that are considered market risk sensitive instruments as follows. These include short-term amounts due to the parent (payable by international subsidiaries arising from purchase of the parent’s products for sale), intercompany sales of products from foreign subsidiaries to a U.S. subsidiary, and cash advances to a foreign subsidiary.

	Exchange Rate	$U.S.
	($U.S. per unit of	in thousands
	local currency)	(reporting currency)
Australia	0.9187 /Dollar	$1,810
Italy	1.5761 /Euro	1,420
Canada	0.9822 /Dollar	963
France	1.5761 /Euro	835
Germany	1.5761 /Euro	712
Belgium	1.5761 /Euro	290
Netherlands	1.5761 /Euro	153
United Kingdom	1.9892 /Pound	89
Sweden	0.1679 /Krona	(100)

Total intercompany payable (receivable) subject to foreign currency risk		$6,172

At March 29, 2008, Company has foreign currency risks associated with forward contracts as follows (in thousands, except average contract rate):

		Average	($U.S.)
	Notional	Contract	Fair
	Amount	Rate	Value
Foreign currency forward contracts
Australian dollars (sell for U.S. dollars)	1,550 AUD	0.8292	$(107)
British pounds (buy with Canadian dollars)	1,000 GBP	2.0351	(5)
Euros (sell for U.S. dollars)	1,250 EURO	1.5401	(46)
U.S. dollars (sell for Canadian dollars)	23,200 USD	0.9984	(490)

			$(648)

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
During the first quarter of 2008, there were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act).

PART II
OTHER INFORMATION
ITEM 1A. Risk Factors
In addition to the other information set forth in this report, carefully consider the factors discussed in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 6. Exhibits
The following exhibits are filed as part of this report:
3.1 Second Amended and Restated Articles of Incorporation of EMS Technologies, Inc. effective March 22, 1999 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2004).
3.2 Bylaws of EMS Technologies, Inc., as amended through November 2, 2007. *
4.01 Credit Agreement, dated as of February 29, 2008, among the Company and EMS Technologies Canada, LTD., the lenders from time to time party thereto, and Bank of America as Domestic and Canadian Administrative Agent (incorporated by reference to Exhibit 4.01 to the Company’s Report on Form 8-K dated March 6, 2008).
10.1 Compensation Arrangements with Certain Executive Officers. *
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

EMS TECHNOLOGIES, INC.

By:	/s/ Paul B. Domorski	Date: May 8, 2008
Paul B. Domorski
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Gary B. Shell	Date: May 8, 2008

Gary B. Shell
Senior Vice President, Chief Financial
Officer and Treasurer (Principal Financial Officer)