Form 10-Q
period 2008-06-28
EMS TECHNOLOGIES INC
filed 2008-08-07
CIK 32198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2008
Commission file number 0-6072
EMS TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-1035424

(State or other jurisdiction of incorporation or	(IRS Employer ID Number)
organization)

660 Engineering Drive, Norcross, Georgia	30092

(Address of principal executive offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (770) 263-9200
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Exchange on Which Registered

Common Stock, $.10 par value	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on July 31, 2008:

Class	Number of Shares
Common Stock, $.10 par Value	15,658,080
AVAILABLE INFORMATION
EMS Technologies, Inc. makes available free of charge, on or through its website at www.ems-t.com, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Information contained on the Company’s website is not part of this report.

PART I
FINANCIAL INFORMATION
ITEM 1. Financial Statements
EMS Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 28	June 30	June 28	June 30
	2008	2007	2008	2007
Product net sales	$65,956	62,061	129,669	118,321
Service net sales	15,323	10,086	27,104	20,400

Net sales	81,279	72,147	156,773	138,721
Product cost of sales	42,500	39,290	82,142	73,864
Service cost of sales	9,211	5,950	16,407	13,012

Cost of sales	51,711	45,240	98,549	86,876
Selling, general and administrative expenses	20,640	18,147	40,838	35,750
Research and development expenses	5,521	4,780	10,542	9,037

Operating income	3,407	3,980	6,844	7,058
Interest income	744	1,489	1,743	2,856
Interest expense	(428)	(547)	(797)	(1,000)
Foreign exchange gain (loss), net	172	(324)	223	(476)

Earnings from continuing operations before income taxes	3,895	4,598	8,013	8,438
Income tax expense	484	1,024	442	1,984

Earnings from continuing operations	3,411	3,574	7,571	6,454

Discontinued operations:
Earnings (loss) from discontinued operations before income taxes	—	2	—	(566)
Income tax benefit	—	1	—	102

Earnings (loss) from discontinued operations	—	3	—	(464)

Net earnings	$3,411	3,577	7,571	5,990

Net earnings (loss) per share:
Basic:
From continuing operations	$0.22	0.23	0.49	0.42
From discontinued operations	—	—	—	(0.03)

Net earnings	$0.22	0.23	0.49	0.39

Diluted:
From continuing operations	$0.22	0.23	0.48	0.42
From discontinued operations	—	—	—	(0.03)

Net earnings	$0.22	0.23	0.48	0.39

Weighted-average number of shares outstanding:
Basic	15,574	15,312	15,561	15,303
Diluted	15,776	15,388	15,774	15,384
See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands)

	June 28	Dec 31
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$117,530	133,959
Trade accounts receivable, net	92,674	85,085
Inventories	33,889	28,949
Deferred income taxes	1,868	1,868
Other current assets	9,414	7,196

Total current assets	255,375	257,057

Property, plant and equipment:
Land	1,150	1,150
Buildings and leasehold improvements	16,005	15,954
Machinery and equipment	92,427	87,377
Furniture and fixtures	10,038	9,665

Total property, plant and equipment	119,620	114,146
Less accumulated depreciation and amortization	78,491	74,223

Net property, plant and equipment	41,129	39,923

Deferred income taxes	6,232	5,490
Goodwill	21,741	9,982
Other intangible assets, net	9,105	5,837
Other assets	6,743	5,511

Total assets	$340,325	323,800

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited), continued
(in thousands, except share data)

	June 28	Dec 31
	2008	2007
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$1,258	3,174
Accounts payable	28,653	22,389
Billings in excess of contract costs	6,894	6,643
Accrued compensation costs	9,163	9,553
Accrued retirement costs	1,376	2,472
Deferred service revenue	9,750	8,578
Other current liabilities	8,235	5,757

Total current liabilities	65,329	58,566
Long-term debt, excluding current installments	9,913	10,546
Other liabilities	7,653	7,562

Total liabilities	82,895	76,674

Shareholders’ equity:
Preferred stock of $1.00 par value per share
Authorized 10,000,000 shares; none issued	—	—
Common stock of $.10 par value per share
Authorized 75,000,000 shares, issued and outstanding 15,658,000 in 2008 and 15,581,000 in 2007	1,566	1,558
Additional paid-in capital	141,447	139,727
Accumulated other comprehensive income — foreign currency translation adjustment	13,864	12,859
Retained earnings	100,553	92,982

Total shareholders’ equity	257,430	247,126

Commitments and contingencies
Total liabilities and shareholders’ equity	$340,325	323,800

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended
	June 28	June 30
	2008	2007
Cash flows from operating activities:
Net earnings	$7,571	5,990
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,693	4,474
Deferred income taxes	(742)	—
Loss from discontinued operations	—	464
(Gain) loss on sales of assets	(11)	25
Stock-based compensation expense	972	709
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(2,231)	11,103
Inventories	(3,799)	(2,929)
Accounts payable	3,346	(4,309)
Billings in excess of contract costs	305	(345)
Accrued compensation and retirement costs	(2,485)	(2,183)
Deferred service revenue	3,074	1,475
Accrued costs and other	(4,935)	976

Net cash provided by operating activities in continuing operations	6,758	15,450
Net cash used in operating activities in discontinued operations	—	(3,637)

Net cash provided by operating activities	6,758	11,813

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,861)	(5,626)
Payments for asset acquisitions	(15,856)	—
Proceeds from sales of assets	506	845

Net cash used in investing activities	(21,211)	(4,781)

Cash flows from financing activities:
Repayment of debt	(2,551)	(945)
Change in restricted cash	—	81
Deferred financing costs paid	(1,041)	—
Proceeds from exercise of stock options, net of withholding taxes paid	756	471

Net cash used in financing activities	(2,836)	(393)

Effect of changes in exchange rates on cash and cash equivalents	860	973

Net change in cash and cash equivalents	(16,429)	7,612
Cash and cash equivalents at beginning of period	133,959	109,431

Cash and cash equivalents at end of period	$117,530	117,043

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 28, 2008 and June 30, 2007
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
The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and are based on the Securities and Exchange Commission’s (“SEC”) Regulation S-X and its instructions to Form 10-Q. They do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. However, except as disclosed in this report, management believes that there have been no material changes in the information that we disclosed in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary to present fairly the financial condition, results of operations and cash flows for the interim periods presented. These interim consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has accounted for its Space & Technology/Montreal (“S&T/Montreal”), Satellite Networks (“SatNet”) and EMS Wireless divisions as discontinued operations in the accompanying consolidated financial statements.
— Management’s Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and reporting of revenue and expenses during the period. Actual future results could differ from those estimates.
— Effect of New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”.  This Statement defines fair value, establishes a framework for measuring fair value and requires expanded disclosure about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those years.  In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP No. 157-2, “Effective Date of FASB Statement No. 157.” FSP No. 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions. FSP No. 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009.  The Company’s adoption of SFAS No. 157 for financial assets and liabilities on January 1, 2008, did not have a material impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact of SFAS No. 157 for nonfinancial assets and liabilities on its 2009 consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which establishes principles for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired and liabilities assumed in a business combination, recognizes and measures the goodwill acquired in a business combination, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. The Company is required to apply this Statement prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company is in the process of evaluating the impact of SFAS No. 141(R) on its 2009 consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”.  SFAS No.160 requires noncontrolling ownership interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity.  In addition, it requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the statements of operations.  SFAS No. 160 is effective for all periods beginning after December 15, 2008. The Company’s adoption of SFAS No. 160 is not expected to have a material impact on its 2009 consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-An Amendment of SFAS No. 133”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for all periods beginning after November 15, 2008, with early application encouraged. The Company is in the process of evaluating the impact of adopting SFAS No. 161 on its 2009 consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of General Accepted Accounting Principles”.  This statement documents the hierarchy of the various sources of accounting principles and the framework for selecting the principles used in preparing financial statements.  This Statement shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  The Company’s adoption of SFAS No. 162 is not expected to have a material impact on its 2008 consolidated financial statements.
In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognizable intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other U.S. generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is in the process of evaluating the impact of adopting FSP 142-3 on its 2009 consolidated financial statements.
2. Discontinued Operations
In 2005 and 2006, the Company disposed of its S&T/Montreal, SatNet, and EMS Wireless divisions, which have been reported as discontinued operations. The sales agreements for each of these divisions contained standard indemnification provisions for various contingencies that could not be resolved before the dates of closing and for various representations and warranties provided by the Company and the purchasers. The Company accrues for a liability related to a contingency, representation or warranty when management considers that the liability is both probable and can be reasonably estimated. Management believes that it is reasonably possible, but not probable, that an additional accrual for these purposes may be made, relating to the repair of certain products manufactured by the Company’s former EMS Wireless divisions. Under the terms of the sales agreement, the Company is potentially liable for up to $1.2 million should the purchaser encounter unanticipated warranty obligations during the first two years after the closing (through November 2008) on products previously sold by EMS Wireless. At present, the

Company cannot reasonably estimate the range of this potential liability, or whether such liability would be material. No accrual has been recorded for this potential liability as of June 28, 2008.
As part of the agreement to sell the net assets of S&T/Montreal, the Company released the purchaser from a corporate guarantee, as a result the Company has a $2.3 million liability as of June 28, 2008. This liability represents the Company’s estimated loss under an agreement to acquire a sub-license from the purchaser for $8 million in payments over a seven-year period, which would entitle the Company to receive a portion of the satellite service revenues from a specific market territory over the same period. The purchaser had previously guaranteed that the revenues derived under the sub-license would equal or exceed the acquisition cost of the sub-license; however, without the guarantee, the Company currently estimates that its portion of the satellite service revenues will be less than the acquisition cost, and the Company has accordingly accrued a net liability.
Discontinued operations had no effect on the Company’s net earnings in the second quarter and first six months of 2008, and a negligible effect on the second quarter of 2007. The Company reported a loss before income taxes of $566,000 in the first six months of 2007 mainly related to expenses for legal, audit, and other outside services, as well as the effect of additional costs incurred to settle various contingent items.
$400,000 of cash was received in the second quarter of 2008 on the interest-bearing note outstanding for the sale of SatNet. An additional payment of $125,000 was received subsequent to June 28, 2008.
3. Earnings Per Share
Following is a reconciliation of the denominators for basic and diluted earnings per share calculations (in thousands):

	Three Months Ended		Six Months Ended
	June 28	June 30	June 28	June 30
	2008	2007	2008	2007
Basic weighted-average number of common shares outstanding	15,574	15,312	15,561	15,303
Dilutive shares using the treasury stock method	202	76	213	81

Diluted weighted-average number of common shares outstanding	15,776	15,388	15,774	15,384

4. Comprehensive Income
Following is a summary of comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	June 28	June 30	June 28	June 30
	2008	2007	2008	2007
Net earnings	$3,411	3,577	7,571	5,990
Other comprehensive income:
Foreign currency translation adjustment	97	3,954	1,005	4,656

Comprehensive income	$3,508	7,531	8,576	10,646

5. Trade Accounts Receivable
Trade accounts receivable include the following (in thousands):

	June 28	Dec 31
	2008	2007
Amounts billed	$63,569	62,188
Unbilled revenues under long-term contracts	30,308	24,001
Allowance for doubtful accounts	(1,203)	(1,104)

Trade accounts receivable, net	$92,674	85,085

Unbilled net sales under long-term contracts are usually billed and collected within one year (except $3.9 million and $2.0 million has been included in noncurrent assets at June 28, 2008 and December 31, 2007, respectively).
6. Inventories
Inventories include the following (in thousands):

	June 28	Dec 31
	2008	2007
Parts and materials	$22,491	18,864
Work-in-process	3,448	3,733
Finished goods	7,950	6,352

Inventories	$33,889	28,949

7. Interim Segment Disclosures
The Company is organized into three reportable operating segments: Defense & Space Systems (“D&SS”), LXE and SATCOM. Each segment is separately managed and comprises a range of products and services that share distinct operating characteristics. The Company evaluates each segment primarily upon operating income.
The D&SS segment manufactures custom-designed, highly engineered hardware for use in space, airborne, and terrestrial applications for communications, radar, surveillance, precision tracking and electronic countermeasures. Orders typically involve development and production schedules that can extend beyond one year, and most revenues are recognized under the percentage-of-completion method. Hardware is sold to prime contractors or systems integrators rather than to end-users.
The LXE segment manufactures mobile terminals and wireless data collection equipment for supply chain execution. The manufacturing cycle for each order is generally just a few days, and revenues are recognized upon shipment of hardware. Hardware is marketed to end-users and to third parties that incorporate their products and services with the Company’s hardware for delivery to end-users. LXE operates mainly in two markets; the Americas market which is comprised of North, South and Central America; and the International market which is comprised of all other geographic areas with the highest concentration in Europe.
The SATCOM segment principally manufactures antennas and other hardware for satellite communications systems. The manufacturing cycle for each order is generally just a few days, and revenues are recognized upon shipment of hardware. Hardware is marketed to third parties that incorporate their products and services with the Company’s hardware for delivery to end-users. SATCOM also derives a portion of its net sales from performance on longer- term development contracts. Revenues on these contracts are accounted for using the percentage-of-completion method.

Following is a summary of the Company’s interim segment data (in thousands):

	Three Months Ended		Six Months Ended
	June 28	June 30	June 28	June 30
	2008	2007	2008	2007
Net sales:
Defense & Space Systems	$18,945	14,726	34,407	28,435
LXE	37,543	37,489	71,753	70,050
SATCOM	24,791	19,932	50,613	40,236

Total	$81,279	72,147	156,773	138,721

Operating income (loss):
Defense & Space Systems	$1,871	827	2,435	1,803
LXE	726	2,160	1,203	3,035
SATCOM	1,397	1,627	4,480	4,188
Corporate	(587)	(634)	(1,274)	(1,968)

Total	$3,407	3,980	6,844	7,058

Net earnings (loss) from continuing operations:
Defense & Space Systems	$1,142	487	1,484	1,052
LXE	500	1,342	742	1,873
SATCOM	1,655	1,667	5,019	4,195
Other	—	(139)	—	(189)
Corporate	114	217	326	(477)

Total	$3,411	3,574	7,571	6,454

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

	Three Months Ended		Six Months Ended
	June 28	June 30	June 28	June 30
	2008	2007	2008	2007
Balance at beginning of the period	$2,869	2,131	2,647	2,051
Accruals for warranties issued during the period	776	563	1,806	1,232
Settlements made during the period	(663)	(448)	(1,471)	(1,037)

Balance at end of period	$2,982	2,246	2,982	2,246

9. Revolving Credit Facilities
On February 29, 2008, the Company entered into a new revolving credit agreement with a syndicate of banks. This new agreement replaced the previous U.S. revolving credit and Canadian revolving credit agreements. Under the new agreement, the Company has $60 million total capacity for borrowing in the U.S. and $15 million total capacity for borrowing in Canada. The agreement also has a provision permitting an increase in the total borrowing capacity of up to an additional $50 million with additional commitments from the current lenders or from new lenders. The existing lenders have no obligation to increase their commitment. The credit agreement provides for borrowings through February 28, 2013, with no principal payments required until maturity. The credit agreement is secured by substantially all of the Company’s tangible and intangible assets, with certain exceptions for real estate that secures existing mortgages and other permitted liens and for certain assets in foreign countries.

Interest will be, at the Company’s option, a function of either the bank’s prime rate or LIBOR. A commitment fee equal to 0.30% per annum of the daily unused credit is payable quarterly. At June 28, 2008, the Company had no borrowings outstanding under its revolving credit facility.
The credit agreement includes a financial covenant that establishes a maximum ratio of total funded debt to historical consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”). The credit agreement also establishes a minimum ratio of consolidated EBITDA less capital expenditures and taxes paid to specific fixed charges, primarily interest, scheduled principal payments under all debt agreements and dividends. The credit agreement includes various other covenants that are customary in such borrowings. The agreement also restricts the ability of the Company to declare or pay cash dividends. At June 28, 2008, the Company was in compliance with all the covenants under its credit agreement.
The Company has $4.7 million of standby letters of credit to satisfy performance guarantee requirements under certain customer contracts. While these obligations are not normally called, they could be called by the beneficiaries at any time before the expiration date should the Company fail to meet certain contractual requirements. The Company has an additional $70,000 of standby letters of credit outstanding under another Canadian bank as a contract performance guarantee. As collateral for these standby letters of credit, the Company has deposited $81,000 at a Canadian bank, which is included in other assets on the Company’s consolidated balance sheet at June 28, 2008; this cash will become available in the first quarter of 2010 when the underlying letters of credit expire, or earlier if settled. After deducting outstanding letters of credit, at June 28, 2008 the Company had $59.1 million available for borrowing in the U.S. and $11.2 million available for borrowing in Canada under the revolving credit agreement.
10. Stock-Based Compensation
The Company has granted non qualified stock options to key employees and directors under several stock option plans. At June 28, 2008, there were options exercisable under all plans for approximately 570,000 shares of stock, and there were approximately 1,875,000 shares available for future option grants. Upon exercise of an option, the Company’s policy is to issue new shares.
Also from these plans, the Company occasionally makes grants of nonvested restricted stock to selected personnel. These grants are valued on the date of grant at the fair value of the underlying stock. Typically, the only restriction related to these grants is a service condition. The Company expenses the value of a grant on a straight-line basis over the related service period. During 2008 and 2007, the Company has granted 79,000 restricted shares to senior executives, of which 17,000 shares were vested and 4,000 shares forfeited as of June 28, 2008.
For all grants of stock options and restricted shares, the Company recognized share-based, pre-tax charges to income in the second quarter and first six months of $584,000 and $972,000 in 2008 and $432,000 and $709,000 in 2007, respectively. The related tax benefits for the second quarter and first six months were $88,000 and $146,000 in 2008, and $108,000 and $177,000 in 2007, respectively.
11. Income Taxes
The Company’s effective income tax rate for all periods presented is less than the amounts computed by applying the U.S. federal income tax rate of 34% due to a portion of earnings being earned in Canada where the Company’s effective rate is much lower than the rate in the U.S. due to research-related tax benefits. In addition, in the six months ended June 28, 2008, the Company recognized a benefit of $742,000 related to a change in estimate of prior year research and development credits available in the U.S.
12. Fair Value of Financial Instruments
The Company adopted SFAS No. 157 for financial assets and liabilities on January 1, 2008. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
•	Level 1 – Observable inputs such as quoted prices in active market;

•	Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 28, 2008, consistent with the fair value hierarchy provisions of SFAS No. 157:

Fair Value Measurements of Assets (Liabilities) Using
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	(Liabilities)	Inputs	Inputs	Carrying
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Amount
Cash equivalents	$92,344	—	—	92,344
Foreign currency forward contracts	(159)	—	—	(159)
Cash equivalents include investments in government-obligations money market fund, in other money market instruments, and in interest-bearing deposits with initial or remaining terms of three months or less. The fair value of cash equivalents approximates its carrying amount due to the short-term nature of the instruments.
The Company uses derivative financial instruments in the form of foreign currency forward contracts in order to mitigate the risks associated with currency fluctuations on future cash flows. The Company’s policy is to execute such instruments with creditworthy financial institutions and it does not enter into derivative contracts for speculative purposes. The fair value of foreign currency forward contracts is based on quoted market prices and is recorded in other current liabilities on the Company’s consolidated balance sheet.
These assets and liabilities can be liquidated without restriction.
13. Litigation
The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
14. Acquisitions
On February 8, 2008, the Company completed the acquisition of Akerstroms Trux AB (“Trux”), of Bjorbo, Sweden. Trux manufactures and markets vehicle-mount computing solutions for warehousing and production environments in the Nordic region. The cost of the acquired entity was $15.9 million including the total purchase price of $15.1 million and direct transaction costs of approximately $0.8 million. $12.0 million of the total purchase price was paid at closing and $3.1 million of cash was deposited in escrow through an escrow agent which is payable to the seller fourteen months following the date of acquisition, subject to claims against the seller. The total purchase price is subject to adjustment upon finalizing the closing balance sheet.

The cost of the acquired entity was allocated to the underlying assets and liabilities including identifiable, intangible assets of $3.9 million which are subject to amortization, based on their estimated fair values. The excess of the cost over the net of the amounts assigned to the assets acquired and liabilities assumed of $11.8 million is reflected as goodwill in the consolidated balance sheet. These allocations are preliminary and subject to change as better information is obtained by the Company.
Trux is now an operating entity of the Company’s LXE segment, and is being included in the Company’s results of operations from the acquisition date. No pro forma financial statements have been included, as this acquisition is not significant to the Company’s consolidated financial statements.
15. Subsequent Events
On July 29, 2008, the Company’s Board of Directors authorized a stock repurchase program for up to $20 million of the Company’s common shares.
On July 29, 2008, the Company also signed a definitive agreement to acquire Sky Connect LLC of Takoma Park, MD, a leading provider of Iridium-based combined tracking and voice systems for the aviation market for $15.5 million with a potential increase of $5.0 million based upon the outcome of Sky Connect meeting performance targets. The agreement is subject to customary closing conditions. Management expects the transaction to close in the third quarter of 2008.

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
We are a leading innovator in the design, manufacture, and marketing of wireless communications solutions and address the markets for enterprise mobility, communications-on-the-move, and in-flight connectivity for both commercial and government end-users. We focus on the needs of the mobile information user and the increasing demand for wireless broadband communications. Our products enable communications across a variety of coverage areas, ranging from global to regional to within a single facility. Our continuing operations include the following three segments:
•	Defense & Space Systems (“D&SS”) — Highly engineered hardware for satellites and defense electronics applications;

•	LXE — Rugged mobile computer terminals and related equipment for wireless local area networks; and

•	SATCOM — Satellite communications antennas and terminals for aircraft and ground-based vehicles, and satellite ground stations for search and rescue operations.
Following is a summary of significant factors affecting our results of operations in the second quarter and first six months of 2008:
For continuing operations:
•	Consolidated net sales reached an all-time-high of $81.3 million and $156.8 million for continuing operations in the second quarter and first six months of 2008, respectively, due to the continued strong sales growth from our SATCOM and D&SS segments for those periods, even in a challenging global economic climate.

•	Each of our segments reported operating income in the second quarter and first six months of 2008. However, consolidated operating income for both periods was slightly below the amounts in the comparable periods in 2007. The operating income in the periods in 2008 included the effect on revenue recognized under the percentage-of-completion method, approximately $2.3 million, of an increase in the estimated engineering effort required on a SATCOM development project and approximately $0.6 million of severance charges for LXE.
For discontinued operations:
•	The financial results for discontinued operations in 2007 reflect only the resolution of various contingencies under the asset-sale agreements, and discontinued operations had no net effect on the 2008 second quarter or first six months’ results.
Description of Net Sales, Costs and Expenses
Net sales
The amount of net sales is generally the most significant factor affecting our operating income in a period. We recognize product-related net sales under most of our customer agreements when we ship completed units or complete the installation of our products. If multiple deliverables are involved in a revenue arrangement, or if software included in an offering is more than incidental to a product as a whole (both mainly experienced at SATCOM), we recognize revenue in accordance with FASB Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” or American Institute of Certified Public Accountants

Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” as applicable. If the customer agreement is in the form of a long-term contract (mainly at D&SS and to a lesser degree at SATCOM), we recognize revenue under the percentage-of-completion method, using the ratio of cost-incurred-to-date to total-estimated-cost-at-completion as the measure of performance.
We also generate net sales from product-related service contracts and repair services for D&SS, LXE and SATCOM, and engineering services projects for D&SS. We recognize revenue from product-related service contracts and extended warranties ratably over the life of the contract. We recognize revenue from repair services as services are rendered. We recognize revenue from contracts for engineering services using the percentage-completion method for fixed price contracts, or as costs are incurred for cost-type contracts.
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
We sell a wide range of advanced wireless communications products into markets with varying competitive conditions, and cost of sales as a percentage of net sales varies with each product. Consequently, the mix of products sold in a given period is a significant factor affecting our operating income.
The cost-of-sales percentage is principally a function of competitive conditions, but SATCOM is also affected by changes in foreign currency exchange rates. SATCOM derives most of its net sales from contracts denominated in U.S. dollars, but the Canada-based SATCOM segment incurs most of its costs in Canadian dollars. As the U.S. dollar weakens against the Canadian dollar, our reported manufacturing costs may increase relative to our net sales, which would increase the cost of sales percentage.
Service cost of sales is based on labor and other costs recognized as incurred to fulfill obligations under most of the Company’s service contracts. Cost of sales for long-term engineering services contracts are based on labor and other costs incurred, relative to the estimated cost-to-complete the contractual deliverables.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses include salaries, commissions, bonuses and related overhead costs for our personnel engaged in sales, administration, finance, information systems and legal functions. Also included in SG&A expenses are the costs of engaging outside professional services for consultation on legal, accounting, tax and management information system matters, auditing and tax compliance, and general corporate expenditures to other outside suppliers and service providers.
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
Interest income
Interest income mainly includes interest income from investments in government-obligations money market funds, in other money market instruments, and in interest-bearing deposits.

Interest expense
We incur interest expense principally related to mortgages on certain facilities, and through the amortization of deferred financing costs related to our revolving credit facilities. We have incurred no interest in 2007 or 2008 related to our borrowings under revolving credit facilities because we have no borrowings outstanding under these facilities.
Foreign exchange gains and losses
We recognize foreign exchange gains and losses, mainly in our SATCOM and LXE segments, related to assets and liabilities that are denominated in a currency different from the local functional currency. For our Canada-based SATCOM segment, most trade receivables are denominated in U.S. dollars; when the U.S. dollar weakens against the Canadian dollar, the value of SATCOM’s trade receivables decreases and foreign exchange losses result. For our LXE segment’s international subsidiaries, most trade payables are in U.S. dollars and relate to their purchases of hardware from LXE’s U.S. operations for sale in Europe and Asia; when the U.S. dollar weakens against the Euro or other international currency, the value of the LXE subsidiaries’ trade payables decreases and foreign exchange gains result. If the U.S. dollar strengthens, the opposite effect on foreign exchange gains and losses result.
We regularly assess our exposures to changes in foreign exchange rates and as a result, we enter into forward currency contracts to reduce those exposures. The notional amount of each forward currency contract is based on the amount of exposure for net assets or liabilities subject to changes in foreign currency exchange rates. We record changes in the fair value of these contracts in our consolidated statements of operations.
Income taxes
Typically, the main factor affecting our effective income tax rate each year is the relative proportion of taxable income that we expect to earn in Canada, where the effective rate is lower than in the U.S., or other locations. The lower effective rate in Canada results from certain Canadian tax benefits for research-related expenditures.
Discontinued operations
In 2005 and 2006, we disposed of Space & Technology/Montreal (“S&T/Montreal”), Satellite Networks (“SatNet”), and EMS Wireless, which have been reported as discontinued operations. In 2007, the expenses reported under discontinued operations mainly relate to the resolution of various contingencies, representations or warranties under standard indemnification provisions in the sales agreements. The Company records a liability related to a contingency, representation or warranty when management considers that the liability is both probable and can be reasonably estimated. Management believes that it is reasonably possible, but not probable, that additional accruals for these purposes may be made, in particular, for the cost of repair of certain products manufactured by one of the disposed divisions. At present, the Company cannot reasonably estimate the range of cost for this potential liability or whether such liability would be material. No accrual has been recorded for this potential liability as of June 28, 2008.

Results of Operations
The following table sets forth the percentage relationship of each line item to net sales for each period.

	Three Months Ended		Six Months Ended
	June 28	June 30	June 28	June 30
	2008	2007	2008	2007
Product net sales	81.1%	86.0%	82.7%	85.3%
Service net sales	18.9	14.0	17.3	14.7

Net sales	100.0	100.0	100.0	100.0
Product cost of sales, as a percentage of product net sales	64.4	63.3	63.3	62.4
Service cost of sales, as a percentage of service net sales	60.1	59.0	60.5	63.8
Cost of sales	63.6	62.7	62.9	62.6
Selling, general and administrative expenses	25.4	25.2	26.0	25.8
Research and development expenses	6.8	6.6	6.7	6.5

Operating income	4.2	5.5	4.4	5.1
Interest income	0.9	2.1	1.1	2.0
Interest expense	(0.5)	(0.8)	(0.5)	(0.7)
Foreign exchange gain (loss), net	0.2	(0.4)	0.1	(0.3)

Earnings from continuing operations before income taxes	4.8	6.4	5.1	6.1
Income tax expense	0.6	1.4	0.3	1.4

Earnings from continuing operations	4.2	5.0	4.8	4.7

Discontinued operations:
Earnings (loss) from discontinued operations before income taxes	—	—	—	(0.4)
Income tax benefit	—	—	—	—

Earnings (loss) from discontinued operations	—	—	—	(0.4)

Net earnings	4.2%	5.0%	4.8%	4.3%

Three Months ended June 28, 2008 and June 30, 2007:
Net sales increased by 12.7% to $81.3 million from $72.1 million for the second quarter of 2008 as compared with the same period of 2007 as net sales grew by more than 20% in two of the Company’s three segments. SATCOM grew 24.4% in net sales to $24.8 million, mainly due to the strong demand for high-speed-data aeronautical products from both commercial and military markets, and revenues generated from the development of the Inmarsat global satellite/GSM phone. D&SS’s net sales were higher by 28.7% mainly due to significant work performed on a military communications research project and increased activity on both commercial and military programs as a result of its expanded workforce. LXE’s net sales for the second quarter of 2008 were comparable with those of the same period of 2007.
Product net sales increased by 6.3% to $66.0 million in the second quarter of 2008 as compared with the second quarter of 2007. This was mainly due to higher aeronautical product net sales and the revenues generated from SATCOM’s development of the Inmarsat global satellite/GSM phone. Service net sales were higher by 51.9% to $15.3 million in the second quarter of 2008 as compared with the same period of 2007 mainly due to significant work performed by D&SS on a military communications research project. Service net sales made up a slightly higher percentage of total net sales in the second quarter of 2008 as compared with the second quarter of 2007.
Overall cost of sales as a percentage of consolidated net sales was slightly higher in the second quarter of 2008 as compared with the same period of 2007. Improvements in gross profit in SATCOM due to product mix were offset by a change in estimate of a SATCOM development project that unfavorably affected the revenue recognized in the quarter under the percentage-of-completion method, and a less favorable product mix experienced by our LXE segment. Product cost of sales, and service cost of sales, as a percentage of their respective net sales, were also slightly higher in the second quarter of 2008 as compared with the same periods of 2007. The increase in the product cost-of-sales percentage was mainly due to a higher proportion of revenues generated from our SATCOM segment and a lower proportion of revenues generated from our LXE segment which has a lower cost-of-sales percentages than SATCOM. The increase in service cost-of-sales percentage was mainly due to a higher proportion of revenues generated from our D&SS segment which has a higher cost-of-sales percentage than our other two segments.
SG&A expenses as a percentage of consolidated net sales were relatively unchanged for the second quarter of 2008 as compared with the second quarter of 2007. Actual expenses increased by $2.5 million mainly due to the effect of changes in foreign exchange rates that increased the reported costs of the international activities of our SATCOM and LXE segments, and sales-related efforts, such as selling and marketing, to support the growth in net sales. SG&A expenses also included costs from Trux which was acquired in February 2008, as well as approximately $500,000 of severance costs primarily related to a staff reduction in LXE’s international operations that occurred in the second quarter of 2008.
R&D expenses increased by $741,000 mainly due to additional internal development programs for next-generation products at our SATCOM segment and the effect of changes in foreign exchange rates on the segment’s reported costs.
Our foreign currency program in second quarter of 2008 resulted in net gains on our forward contracts exceeding net losses on the conversion of asset and liabilities not denominated in the local currency. The weakening of the U.S. dollar relative to the Canadian dollar was the largest contributor of conversion losses. In 2007, the net losses on conversion of assets and liabilities exceeded net gains on the forward contracts.
Interest income decreased by $745,000 mainly as a result of lower average interest rates earned on the Company’s investment balances.
Our current estimated income tax rate for 2008 is 15%, disregarding the benefit of $742,000 related to a change in estimate of prior year research and development credits available in the U.S. This estimated effective income tax rate for 2008 is based upon management’s expectations for taxable income associated with various tax jurisdictions for the full year. We recognized a 12% effective income tax rate in the second quarter of 2008 since we recorded a tax rate of 17% in the first quarter, excluding the benefit of $742,000. The rate was 22% for the second quarter of 2007. The decrease in the estimated annual rate for 2007 to 2008 is due to a higher expected proportion of earnings to be earned in Canada, where we have a much lower effective rate than in the U.S. or other locations due to research-related tax benefits. The overall effective rate is subject to change during the remainder of the year, as actual results and revised forecasts may change management’s expectations for the taxable income associated with various tax jurisdictions.
Six Months ended June 28, 2008 and June 30, 2007:
Net sales increased by 13.0% to $156.8 million from $138.7 million, for the first six months of 2008 as compared with the same period in 2007, as net sales grew in each of the Company’s three segments. SATCOM and D&SS recorded the largest growth in net sales, with increases of 25.8% and 21.0%, respectively. These increases were mainly due to the revenues generated from the development of the Inmarsat global satellite/GSM phone by our SATCOM segment, and the increased activity on both commercial and military programs by our D&SS segment as a result of its expanded workforce. Net sales for LXE were slightly higher due to the continued strengthening of international currencies versus the U.S. dollar.
Product net sales increased by 9.6% to $129.7 million in the first six months of 2008 as compared with the first six months of 2007 mainly due to revenues generated from SATCOM’s development of the Inmarsat global satellite/GSM phone. Service net sales increased by 32.9% to $27.1 million in the first six months of 2008 as compared with the same period of 2007 mainly due to significant work performed on a military communications research project by D&SS. Service net sales made up a slightly higher percentage of total net sales in the first six months of 2008 compared to the same period of 2007.
Overall cost of sales as a percentage of consolidated net sales remained relatively unchanged from the first six months of 2008 as compared with the same period of 2007. Product cost of sales as a percentage of its respective net sales remained relatively unchanged in the first six months of 2008 as compared with the same period of 2007. Service cost of sales as a percentage of its respective net sales decreased slightly in the first six months of 2008 as compared with the same period of 2007, due to lower repair rates experienced under existing maintenance contracts by LXE and improved program execution on certain service related projects by D&SS.
SG&A expenses as a percentage of consolidated net sales were relatively unchanged for the first six months of 2008 as compared with the same period of 2007. The $5.1 million growth in actual expenses related to the effect of changes in foreign exchange rates that increased the reported costs of the international activities of our SATCOM and LXE segments, and sales-related efforts, such as selling and marketing, to support the growth in net sales. SG&A expenses also included costs from Trux which was acquired in February 2008, as well as approximately $500,000 of severance costs primarily related to a staff reduction in LXE’s international operations that occurred in the second quarter of 2008.
R&D expenses increased by $1.5 million mainly due to additional internal development programs for next-generation products at our SATCOM segment, and the effect of changes in foreign exchange rates on its reported costs.
Interest income decreased by $1.1 million mainly as a result of lower average interest rates earned on the Company’s investment balances.
Our foreign currency program during the six months ended June 28, 2008 resulted in net gains on our forward contracts exceeding net losses on the conversion of asset and liabilities not denominated in the local currency. The weakening of the U.S. dollar relative to the Canadian dollar was the largest contributor of conversion losses. In 2007, the net losses on conversion of assets and liabilities exceeded net gains on the forward contracts.
Our current estimated income tax rate for 2008 is 15%, disregarding the benefit of $742,000 related to a change in estimate of prior year research and development credits available in the U.S. Therefore, the income tax expense for the six months ended June 28, 208 is equal to 15% of earnings from continuing operations before income taxes less the benefit of $742,000. This estimated effective income tax rate for 2008 is based upon management’s expectations for taxable income associated with various tax jurisdictions for the full year. The rate was 24% for the six months ended June 30, 2007. The decrease in the estimated annual rate is due to a higher expected proportion of earnings to be earned in Canada, where we have a much lower effective rate than in the U.S. or other locations due to research-related tax benefits.

Net Sales, Cost of Sales, and Operating Income (Loss) by Segment
Our segment net sales, cost of sales as a percentage of respective segment net sales, and segment operating income (loss) were as follows (in thousands, except percentages):

					Percentage Increase
	Three Months Ended		Six Months Ended		(Decrease)
	June 28	June 30	June 28	June 30	Three	Six
	2008	2007	2008	2007	Months	Months
Net sales:
Defense & Space Systems	$18,945	14,726	34,407	28,435	28.7%	21.0
LXE	37,543	37,489	71,753	70,050	0.1	2.4
SATCOM	24,791	19,932	50,613	40,236	24.4	25.8

Total	$81,279	72,147	156,773	138,721	12.7	13.0

Cost of sales percentage:
Defense & Space Systems	74.7%	77.7	76.4	77.2	(3.0)	(0.8)
LXE	59.1	58.2	58.9	58.8	0.9	0.1
SATCOM	60.7	60.5	58.5	58.8	0.2	(0.3)
Total	63.6	62.7	62.9	62.6	0.9	0.3

Operating income (loss):
Defense & Space Systems	$1,871	827	2,435	1,803	126.2	35.1
LXE	726	2,160	1,203	3,035	(66.4)	(60.4)
SATCOM	1,397	1,627	4,480	4,188	(14.1)	7.0
Corporate and other	(587)	(634)	(1,274)	(1,968)	(7.4)	(35.3)

Total	$3,407	3,980	6,844	7,058	(14.4)	(3.0)

Defense & Space Systems: Net sales reached all-time-highs in the second quarter and first six months of 2008 for our D&SS segment. This was mainly due to the significant work performed on a military communications research project and the increased activity on both commercial and military programs as a result of its expanded workforce. Strong orders in 2008 for long-term defense contracts resulted in a record backlog totaling $75.3 million at June 28, 2008.
Cost of sales as a percentage of net sales was lower in the second quarter of 2008 as compared with the second quarter of 2007 due to improved program execution on certain service-related projects. Cost of sales as a percentage of net sales for the first six months of 2008 was slightly lower as compared with the same periods of 2007.
LXE: Net sales in the second quarter and first six months of 2008 were relatively comparable to net sales in the same periods of 2007. Net sales increased in LXE’s International market for both the second quarter and first six months of 2008 as compared with the same periods of 2007. However, these increases were essentially offset by a decline in net sales in the Americas’ market for these same periods. This increase in international net sales is attributable to the continued strengthening of international currencies versus the U.S. dollar. We believe that the softer Americas market reflects slower capital spending in a sluggish economy.
Cost of sales as a percentage of net sales were only slightly higher in the second quarter and first six months of 2008 as compared with the same periods of 2007; this small increase was mainly due to a less favorable product mix.
SG&A expenses increased by approximately $1.4 million in the second quarter and $3.3 million in the first six months of 2008, as compared with the same periods of 2007 due to the effect of changes in foreign exchange rates, additional costs related to Trux which was acquired in February 2008, as well as approximately $500,000 of severance costs primarily related to a staff reduction in LXE’s international operations that were incurred in the second quarter of 2008.

SATCOM: Net sales increased by 24.4% in the second quarter of 2008 as compared with the same period of 2007 mainly as a result of the strong demand for high-speed-data aeronautical products from both commercial and military markets, and revenues generated from the development of the Inmarsat global satellite/GSM phone. Net sales increased by 25.8% for the first six months of 2008, as compared with the first six months of 2007 mainly due to the revenues generated from the development of the Inmarsat global satellite/GSM phone.
Cost of sales as a percentage of net sales was relatively unchanged for the second quarter and first six months of 2008 as compared with the same periods of 2007 despite the $2.3 million reduction of revenue recorded in the second quarter of 2008 resulting from an increase in estimated costs to complete the development efforts of the Inmarsat global satellite/GSM phone project. The impact of the changes in cost estimates from the Inmarsat global satellite/GSM phone project on the cost-of-sales percentage was offset by a more favorable product mix.
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
Discontinued operations had no net effect on the Company’s net earnings in the second quarter and first six months of 2008, and a negligible effect on the second quarter of 2007. For the first six months of 2007, discontinued operations reported a loss before income taxes of $566,000 from expenses for legal, audit, and other outside services, as well as the effect of additional costs incurred to settle various contingent items.
Liquidity and Capital Resources
During the first half of 2008, net cash and cash equivalents decreased by $16.4 million. Continuing operating activities contributed $6.8 million in positive cash flow mainly resulted from earnings generated by SATCOM and D&SS, partially offset by an increase in receivables and inventories balances, and a $2.3 million contribution to the Company’s defined contribution plan. The cash flow generated from operating activities was offset by $15.9 million of cash used to acquire Trux including transaction costs, and $5.9 million for purchases of capital equipment.
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
At June 28, 2008, the Company had a $60.0 million maximum borrowing capacity in the U.S. and a $15.0 million maximum borrowing capacity in Canada under its revolving credit facility, and no borrowings were outstanding. The Company had $4.7 million of outstanding letters of credit at the end of the second quarter of 2008, and the net total available for borrowing under this revolving credit facility was $70.3 million.

The Company expects that capital expenditures in 2008 will range from $18.0 million to $20.0 million, before acquisitions. These expenditures will be used to purchase equipment that increases or enhances capacity and productivity.
Management believes that existing cash and cash equivalent balances, cash provided from operations, and borrowings available under its credit agreement will provide sufficient liquidity to meet the operating and capital expenditure needs for existing operations during the next 12 months.
On July 29, 2008, the Company’s Board of Directors authorized a stock repurchase program for up to $20 million of the Company’s common shares.
On July 29, 2008, the Company also signed a definitive agreement to acquire Sky Connect LLC. of Takoma Park, Md., a leading provider of Iridium-based combined tracking and voice systems for the aviation market for $15.5 million with a potential increase of $5.0 million based upon the outcome of Sky Connect meeting performance targets. The agreement is subject to customary closing conditions. Management expects the transaction to close in the third quarter of 2008.
Off-Balance Sheet Arrangements
The Company has $4.7 million of standby letters of credit outstanding under its revolving credit facility to satisfy performance guarantee requirements under certain customer contracts. While these obligations are not normally called, they could be called by the beneficiaries at any time before the expiration date, if we fail to meet certain contractual requirements. The Company has an additional $70,000 of standby letters of credit outstanding under another Canadian bank as a contract performance guarantee. As collateral for these standby letters of credit, the Company has deposited $81,000 at a Canadian bank, which is classified as other assets on the Company’s consolidated balance sheet. This cash will become available to the Company in the first quarter of 2010 when the underlying letters of credit expire or are settled. After deducting the outstanding letters of credit, at June 28, 2008 the Company had $59.1 million available for borrowing in the U.S. and $11.2 million available for borrowing in Canada under the revolving credit agreement.
On February 8, 2008, the Company completed the acquisition of Trux. The cost of the acquired entity was $15.9 million including the total purchase price of $15.1 million and direct transaction costs of approximately $0.8 million. $12.0 million of the total purchase price was paid at closing and $3.1 million of cash was deposited in escrow through an escrow agent which is payable to the seller fourteen months following the date of acquisition, barring no claims against the seller. The total purchase price is subject to adjustment upon finalizing the closing balance sheet.
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
Commitments and Contractual Obligations
As of June 28, 2008, the Company’s material contractual cash commitments and material other commercial commitments have not changed significantly from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2007.

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
The determination of total estimated cost relies on engineering estimates of the cost to complete the contract, with allowances for identifiable risks and uncertainties. If changes in engineering estimates result in an expected cost overrun (i.e., the estimated cost to complete exceeds the revenue to be recognized on the remainder of the contract), then revenue recognized-to-date will be adjusted downward, so that the revenue to be recognized on the remainder of the contract will equal the estimated cost to complete. Engineering estimates are frequently reviewed and updated; however, future revisions could occur to substantially reduce the rate of future revenue recognition in relation to costs incurred.
Billings under long-term contracts are often subject to the accomplishment of contractual milestones or specified billing arrangements that are not directly related to the rate of costs being incurred under a contract. As a result, revenue recognized under percentage-of-completion for any particular period may vary from billings for the same period. At June 28, 2008, the Company had recognized a cumulative total of $34.2 million in revenues from continuing operations under percentage-of-completion accounting that were unbilled as of that date.
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
Net sales under all other contracts are recognized when units are shipped or services are performed, unless multiple deliverables are involved or if software included in an offering is more than incidental to a product as a whole (both mainly experienced at SATCOM), in which case we recognize revenue in accordance with either EITF Issue No. 00-21 or SOP No. 97-2 as applicable. Net sales do not include sales tax collected.
Inventory valuation
Management assesses the value of inventory based upon an analysis of the aging of the inventory and assumptions that management develops concerning how the value of inventory for specific products, markets or applications may decrease over time. Inventory write-downs are accounted for as reserve against the related inventory’s cost basis, and these reserves are reduced only upon subsequent sale, disposal or usage of the inventory, rather than upon any subsequent improvement in the inventory aging.

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
Evaluation of contingencies related to discontinued operations
In 2005 and 2006, we disposed of S&T/Montreal, SatNet, and EMS Wireless, each of which have been reported as discontinued operations. In 2007, the expenses reported under discontinued operations mainly relate to the resolution of various contingencies, representations or warranties under standard indemnification provisions in the sales agreements. The Company records a liability related to a contingency, representation or warranty when management considers that the liability is both probable and can be reasonably estimated. As of June 28, 2008, we had accrued amounts related to the expected resolution of the dispositions of discontinued operations that could vary from the actual amounts. The most significant accrued cost is a $2.3 million liability for the estimated loss under a sub-license agreement with the purchaser of S&T/Montreal which, as part of the sales agreement, we released from a corporate guarantee that previously protected us against such loss.
Management believes that it is reasonably possible, but not probable, that an additional accrual may be made, relating to the repair of certain products manufactured by the Company’s former EMS Wireless division. Under the terms of the sales agreement for this division, the Company is potentially liable for up to $1.2 million should the purchaser encounter unanticipated warranty obligations during the first two years after the closing (through November 2008) on products previously sold by EMS Wireless. At present, the Company cannot reasonably estimate the range of this potential liability, or whether such liability would be material. No accrual has been recorded for this potential liability as of June 28, 2008.
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
With the disposal of unprofitable operations beginning in 2005 and the profitability of continuing operations in Canada, the Company reassessed the valuation of its research-related deferred tax assets in Canada. The Company concluded in both 2005 and 2006 that future pre-tax profitability in Canada was expected to increase, and qualified research in Canada was expected to decrease. As a result of these factors, the Company expected to utilize at least a portion of its research-related deferred tax assets, and, therefore, the valuation allowance for deferred tax assets was reduced by $1.7 million and $400,000 in 2006 and 2005, respectively. The Company did not further reduce the valuation allowance in 2007 or in the first half of 2008 because of legislation enacted in 2007 to harmonize the tax regimes of the province of Ontario and the Canadian federal government, and the resulting uncertainty caused by harmonization regarding the future availability of certain deferred tax assets. The valuation allowance for Canadian deferred tax assets may be reduced in the future — resulting in an income tax benefit to future consolidated statements of operations — if the uncertainty regarding the effect of harmonization is favorably resolved, and if profitability expectations for the future continue to increase.

Forward-Looking Statements
The Company has included forward-looking statements in management’s discussion and analysis of financial condition and results of operations. All statements, other than statements of historical fact, included in this report that address activities, events or developments that we expect or anticipate will or may occur in the future, or that necessarily depend upon future events, including such matters as our expectations with respect to future financial performance, future capital expenditures, business strategy, competitive strengths, goals, product developments, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. Actual results could differ materially from those suggested in any forward-looking statements as a result of a variety of factors. Such factors include, but are not limited to:
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
Effect of New Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value and requires expanded disclosure about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those years. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP No. 157-2, “Effective Date of FASB Statement No. 157.” FSP No. 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions. FSP No. 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until the beginning of the first quarter of 2009. The Company’s adoption of SFAS No. 157 for financial assets and liabilities on January 1, 2008 did not have a material impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact of SFAS No. 157 for nonfinancial assets and liabilities on its 2009 consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which establishes principles for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired and liabilities assumed in a business combination, recognizes and measures the goodwill acquired in a business combination, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. The Company is required to apply this Statement prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company is in the process of evaluating the impact of SFAS No. 141(R) on its 2009 consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS No.160 requires noncontrolling ownership interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. In addition, it requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the statements of operations. SFAS No. 160 is effective for all periods beginning after December 15, 2008. The Company’s adoption of SFAS No. 160 is not expected to have a material impact on its 2009 consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-An Amendment of SFAS No. 133”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for all periods beginning after November 15, 2008, with early application encouraged. The Company is in the process of evaluating the impact of adopting SFAS No. 161 on its 2009 consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of General Accepted Accounting Principles”. This statement documents the hierarchy of the various sources of accounting principles and the framework for selecting the principles used in preparing financial statements. This statement shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The Company’s adoption of SFAS No. 162 is not expected to have a material impact its 2008 consolidated financial statements.
In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognizable intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations” and other U.S. generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is in the process of evaluating the impact of adopting FSP 142-3 on its 2009 consolidated financial statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
As of June 28, 2008, the Company had the following market risk sensitive instruments (in thousands):

Government-obligations money market funds, other money market instruments, and interest-bearing time deposits, with maturity dates of less than 3 months, interest payable monthly at variable rates (a weighted-average rate of 2.23% at June 28, 2008)	$92,344
A 1% change in the interest rates of our market risk sensitive instruments would have changed interest income by $234,000 for the quarter based upon their respective average outstanding balances.
At June 28, 2008, the Company also had intercompany accounts that eliminate in consolidation but that are considered market risk sensitive instruments since they are denominated in a currency other than the local functional currency. These include short-term amounts due to the parent (payable by international subsidiaries arising from purchase of the parent’s products for sale), intercompany sales of products from foreign subsidiaries to a U.S. subsidiary, and cash advances to a foreign subsidiary.

	Exchange Rate	$U.S.
	($U.S. per unit of	in thousands
	local currency)	(reporting currency)
Australia	0.9610 /Dollar	$1,986
Germany	1.5748 /Euro	842
Italy	1.5748 /Euro	810
Canada	0.9879 /Dollar	641
France	1.5748 /Euro	552
United Kingdom	1.9938 /Pound	514
Netherlands	1.5748 /Euro	373
Belgium	1.5748 /Euro	261
Sweden	0.1671 /Krona	(98)

Total intercompany payable (receivable) subject to foreign currency risk		$5,881

At June 28, 2008, Company has foreign currency risks associated with forward contracts as follows (in thousands, except average contract rate):

		Average	($U.S.)
	Notional	Contract	Fair
	Amount	Rate	Value
Foreign currency forward contracts
Australian dollars (sell for U.S. dollars)	800 AUD	0.8086	$(112)
U.S. dollars (sell for Canadian dollars)	16,500 USD	1.0097	(31)
Euros (sell for U.S. dollars)	500 EURO	1.5521	(14)
British pounds (sell for U.S. dollars)	90 GBP	1.9678	(2)
Euros (sell for Canadian dollars)	15 EURO	1.6059	—

			$(159)

The Company enters into foreign currency forward contracts in order to mitigate the risks associated with currency fluctuations on future cash flows.

ITEM 4. Controls and Procedures
The Company has established and maintains disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e)). The objective of these controls and procedures is to ensure that information relating to the Company, including its consolidated subsidiaries, and required to be filed by it in reports under the Securities Exchange Act, as amended, is effectively communicated to the Company’s CEO and CFO, and is recorded, processed, summarized and reported on a timely basis.
The CEO and CFO have evaluated the Company’s disclosure controls and procedures as of the end of the period covered in this report. Based upon this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls over financial reporting and procedures are adequate to accomplish their objective and are functioning effectively.
During the second quarter of 2008, there were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a — 15(f) under the Exchange Act).

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
ITEM 4. Submission of Matters to a Vote of Security Holders
The Registrant’s Annual Meeting of Shareholders was held on May 2, 2008. At the Meeting, each of the following individuals was elected to serve as a member of the Board of Directors during the forthcoming year, and the selection of KPMG LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2008 was ratified, by the vote indicated:

			Abstain or
			Broker
	For	Withheld	Non-Votes
Hermann Buerger	8,179,790	6,556,472	—
Paul B. Domorski	8,246,100	6,490,162	—
Francis J. Erbrick	8,246,292	6,489,970	—
John R. Kreick	8,247,149	6,489,113	—
John B. Mowell	7,452,886	7,283,376	—
Thomas W. O’Connell	14,549,936	186,326	—
Bradford W. Parkinson	8,202,230	6,534,032	—
Norman E. Thagard	8,200,669	6,535,593	—
John L. Woodward, Jr.	8,246,539	6,489,723	—

			Abstain or
			Broker
	For	Against	Non-Votes
Selection of KPMG LLP	14,605,401	124,376	6,485

ITEM 6. Exhibits
The following exhibits are filed as part of this report:
3.1	Second Amended and Restated Articles of Incorporation of EMS Technologies, Inc. effective March 22, 1999 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2004).

3.2	Bylaws of EMS Technologies, Inc., as amended through November 2, 2007 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008).

10.1	Letter Agreement dated May 2, 2008, between the Company and Don T. Scartz. *

10.2	Letter Agreement dated May 1, 2008, between the Company and James S. Childress. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMS TECHNOLOGIES, INC.

By:	/s/ Paul B. Domorski Paul B. Domorski	Date: August 7, 2008
President, and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gary B. Shell	Date: August 7, 2008
Gary B. Shell
Senior Vice President, Chief Financial
Officer and Treasurer (Principal Financial Officer)