Form 10-Q
period 2008-09-27
EMS TECHNOLOGIES INC
filed 2008-11-06
CIK 32198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on November 4, 2008:

Class	Number of Shares

Common Stock, $.10 par Value	15,184,346
AVAILABLE INFORMATION
EMS Technologies, Inc. makes available free of charge, on or through its website at www.ems-t.com, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Information contained on the Company’s website is not part of this report.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
EMS Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 27	September 29	September 27	September 29
	2008	2007	2008	2007
Product net sales	$71,508	63,034	201,133	181,372
Service net sales	16,334	10,111	43,482	30,494

Net sales	87,842	73,145	244,615	211,866
Product cost of sales	45,413	38,096	127,555	111,683
Service cost of sales	10,161	5,478	26,568	18,767

Cost of sales	55,574	43,574	154,123	130,450
Selling, general and administrative expenses	19,999	19,526	60,837	55,276
Research and development expenses	5,064	4,803	15,606	13,840

Operating income	7,205	5,242	14,049	12,300
Interest income	598	1,341	2,341	4,197
Interest expense	(402)	(476)	(1,199)	(1,476)
Foreign exchange loss, net	(449)	(236)	(226)	(712)

Earnings from continuing operations before income taxes	6,952	5,871	14,965	14,309
Income tax expense	875	265	1,317	2,249

Earnings from continuing operations	6,077	5,606	13,648	12,060

Discontinued operations:
Earnings (loss) from discontinued operations before income taxes	—	11	—	(555)
Income tax benefit	—	—	—	102

Earnings (loss) from discontinued operations	—	11	—	(453)

Net earnings	$6,077	5,617	13,648	11,607

Net earnings (loss) per share:
Basic:
From continuing operations	$0.39	0.37	0.88	0.79
From discontinued operations	—	—	—	(0.03)

Net earnings	$0.39	0.37	0.88	0.76

Diluted:
From continuing operations	$0.39	0.36	0.87	0.78
From discontinued operations	—	—	—	(0.03)

Net earnings	$0.39	0.36	0.87	0.75

Weighted-average number of shares outstanding:
Basic	15,537	15,343	15,548	15,318
Diluted	15,681	15,477	15,736	15,416
See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands)

	September 27	December 31
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$95,741	133,959
Trade accounts receivable, net	96,129	85,085
Inventories	35,030	28,949
Deferred income taxes	1,868	1,868
Other current assets	9,104	7,196

Total current assets	237,872	257,057

Property, plant and equipment:
Land	1,150	1,150
Buildings and leasehold improvements	16,148	15,954
Machinery and equipment	95,403	87,377
Furniture and fixtures	10,160	9,665

Total property, plant and equipment	122,861	114,146
Less accumulated depreciation and amortization	80,411	74,223

Net property, plant and equipment	42,450	39,923

Deferred income taxes	6,285	5,490
Goodwill	31,770	9,982
Other intangible assets, net of accumulated amortization of $8,518 in 2008 and $7,256 in 2007	12,162	5,837
Other assets	10,086	5,511

Total assets	$340,625	323,800

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited), continued
(in thousands, except share data)

	September 27	December 31
	2008	2007
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$1,279	3,174
Accounts payable	30,116	22,389
Billings in excess of contract costs and estimated earnings	8,327	6,643
Accrued compensation costs	10,071	9,553
Accrued retirement costs	2,062	2,472
Deferred service revenue	8,533	8,578
Other current liabilities	7,737	5,757

Total current liabilities	68,125	58,566
Long-term debt, excluding current installments	9,583	10,546
Other liabilities	8,103	7,562

Total liabilities	85,811	76,674

Shareholders’ equity:
Preferred stock of $1.00 par value per share Authorized 10,000,000 shares; none issued	—	—
Common stock of $.10 par value per share Authorized 75,000,000 shares, issued and outstanding 15,441,000 in 2008 and 15,581,000 in 2007	1,544	1,558
Additional paid-in capital	137,354	139,727
Accumulated other comprehensive income — foreign currency translation adjustment	9,286	12,859
Retained earnings	106,630	92,982

Total shareholders’ equity	254,814	247,126

Commitments and contingencies
Total liabilities and shareholders’ equity	$340,625	323,800

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended
	September 27	September 29
	2008	2007
Cash flows from operating activities:
Net earnings	$13,648	11,607
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9,549	6,847
Deferred income taxes	(795)	—
(Gain) loss on sale of assets	(7)	38
Loss from discontinued operations	—	453
Stock-based compensation expense	1,708	1,220
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(15,668)	15,223
Inventories	(5,193)	(1,860)
Accounts payable	5,631	(5,871)
Billings in excess of contract costs and estimated earnings	1,777	(934)
Accrued compensation and retirement costs	(531)	884
Deferred service revenue	2,536	1,335
Accrued costs and other	(403)	1,535

Net cash provided by operating activities in continuing operations	12,252	30,477
Net cash used in operating activities in discontinued operations	—	(3,048)

Net cash provided by operating activities	12,252	27,429
Cash flows from investing activities:
Purchases of property, plant and equipment	(10,835)	(10,448)
Payments for acquisitions of businesses	(31,406)	(5,000)
Proceeds from sales of assets	1,119	845

Net cash used in investing activities	(41,122)	(14,603)
Cash flows from financing activities:
Repayment of debt	(2,852)	(1,253)
Change in restricted cash	—	81
Deferred financing costs paid	(1,163)	—
Payments for repurchase and retirement of common shares	(4,829)	—
Proceeds from exercise of stock options, net of withholding taxes paid	732	1,179

Net cash (used in) provided by financing activities	(8,112)	7

Effect of changes in exchange rates on cash and cash equivalents	(1,236)	1,667

Net change in cash and cash equivalents	(38,218)	14,500
Cash and cash equivalents at beginning of period	133,959	109,431

Cash and cash equivalents at end of period	$95,741	123,931

See accompanying notes to interim consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 27, 2008 and September 29, 2007
1. Basis of Presentation
EMS Technologies, Inc. (“EMS”) designs, manufactures and markets products to satellite and wireless communications markets for both commercial and defense applications. EMS’s products are focused on the needs of the mobile information user, with an increasing emphasis on broadband applications for high-data-rate, high-capacity wireless communications.
The consolidated financial statements include the accounts of EMS Technologies, Inc. and its wholly-owned subsidiaries, LXE Inc., Sky Connect, LLC and EMS Technologies Canada, Ltd. (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and are based on the Securities and Exchange Commission’s (“SEC”) Regulation S-X and its instructions to Form 10-Q. They do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. However, except as disclosed in this report, management believes that there have been no material changes in the information that we disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary to present fairly the financial condition, results of operations and cash flows for the interim periods presented. These interim consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has accounted for its Space & Technology/Montreal (“S&T/Montreal”), Satellite Networks (“SatNet”) and EMS Wireless divisions as discontinued operations in the accompanying consolidated financial statements.
— Management’s Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and reporting of revenue and expenses during the period. Actual future results could differ materially from those estimates.
— Effect of New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. The Company prospectively adopted the effective provisions of SFAS No. 157 on January 1, 2008, as required for financial assets and liabilities. The adoption has not had a material impact on the Company’s 2008 consolidated financial statements. In accordance with SFAS No. 157, the Company expanded its disclosures regarding the fair values of financial assets and liabilities.
In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, and FSP No. 157-2, Effective Date of FASB Statement No. 157. FSP No. 157-1 amends SFAS No. 157 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions. FSP No. 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009 for the Company. The implementation of SFAS No. 157 for the Company’s nonfinancial assets and nonfinancial liabilities is not expected to have a material impact on the Company’s 2009 consolidated financial statements. However, the determination of fair value for purposes of accounting for business combinations and for conducting periodic assessments of goodwill and other long-lived assets for impairment will be made using the definition of fair value prescribed by SFAS No. 157.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No.141(R) significantly changes the accounting for business combinations for which the acquisition date is on or after January 1, 2009, by requiring an acquiring entity to recognize all the assets acquired and liabilities assumed in a business combination at the acquisition-date fair value. Additionally, SFAS No. 141(R) modifies the accounting treatment for certain specified items related to business combinations (e.g., acquisition-related costs, restructuring costs, research and development assets and changes in valuation allowances for deferred tax assets), and requires a substantial number of new disclosures. SFAS No. 141(R) is effective for the Company for business combinations for which the acquisition date is on or after January 1, 2009, and earlier adoption is prohibited. The Company will prospectively adopt SFAS No. 141(R) on January 1, 2009. SFAS No. 141(R) will not affect the accounting for business combinations for which the acquisition date is prior to January 1, 2009, except that changes, if any, in the valuation allowance against deferred tax assets will be reflected in income tax expense. Any costs incurred as of December 31, 2008, related to potential acquisitions that did not have an acquisition date on or prior to December 31, 2008, that are included as an asset as of that date as required by the provisions of SFAS No. 141, Business Combinations, the predecessor to SFAS No. 141(R), will be reflected as an expense as of January 1, 2009, the required adoption date of SFAS No. 141(R). At this time it is not possible to quantify the effects, if any, the implementation of SFAS No. 141(R) will have on the Company’s consolidated financial statements in 2009.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No.160 requires noncontrolling ownership interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or as an other item outside of permanent equity. In addition, it requires that the amount of consolidated net earnings attributable to the parent and to the noncontrolling interests be clearly identified and presented on the face of the statements of operations. SFAS No. 160 is effective for periods beginning after December 15, 2008. The Company’s adoption of SFAS No. 160 is not expected to have a material impact on its 2009 consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-An Amendment of SFAS No. 133. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for periods beginning after November 15, 2008, with early application encouraged. The Company’s adoption of SFAS No. 161 is not expected to have a material impact on its 2009 consolidated financial statements.
In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of FSP No. 142-3 is to improve the consistency between the useful life of a recognizable intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other U.S. generally accepted accounting principles. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Useful lives assigned to intangible assets acquired after this date will be based on the guidance contained in FSP No. 142-3. The Company’s adoption of FSP No. 142-3 is not expected to have a material impact on its 2009 consolidated financial statements.
2. Discontinued Operations
In 2005 and 2006, the Company disposed of its S&T/Montreal, SatNet, and EMS Wireless divisions, which have been reported as discontinued operations in the Company’s consolidated financial statements. The sales agreements for each of these divisions contained standard indemnification provisions for various contingencies that could not be resolved before the dates of closing and for various representations and warranties provided by the Company and the purchasers. The Company accrues for a liability related to a contingency, representation or warranty when management considers that the liability is both probable and can be reasonably estimated. The purchaser of EMS Wireless has asserted that it may have claims under such representations and warranties. The Company does not believe that sufficient information exists to warrant such claims, and cannot reasonably estimate the range of this potential liability, or determine whether such liability would be material. Therefore, no accrual has been recorded for this potential liability as of September 27, 2008.

As part of the agreement to sell the net assets of S&T/Montreal, the Company released the purchaser from a corporate guarantee. As a result the Company has a $2.3 million liability in its consolidated balance sheet as of September 27, 2008. This liability represents the Company’s estimated loss under an agreement to acquire a sub-license from the purchaser for $8 million in payments over a seven-year period, which would entitle the Company to receive a portion of the satellite service revenues from a specific market territory over the same period. The purchaser had previously guaranteed that the revenues derived under the sub-license would equal or exceed the acquisition cost of the sub-license; however, without the guarantee, the Company currently estimates that its portion of the satellite service revenues will be less than the acquisition cost, and the Company has accordingly accrued a net liability in the Company’s consolidated balance sheet. The amount that the Company estimates would be paid within twelve months, $390,000, is recorded in other current liabilities. The remainder of $1.9 million is recorded in other noncurrent liabilities.
Discontinued operations had no effect on the Company’s net earnings in the three months and nine months ended September 27, 2008, and a negligible effect on the net earnings for the three months ended September 29, 2007. The Company reported a loss from discontinued operations before income taxes of $555,000 in the nine months ended September 29, 2007 mainly related to expenses for legal, audit, and other outside services, as well as the effect of additional costs incurred to settle various contingent items.
$1.0 million of cash was received in the nine months ended September 27, 2008 on the interest-bearing note outstanding for the sale of SatNet.
3. Earnings Per Share
Following is a reconciliation of the denominators for basic and diluted earnings per share calculations (in thousands):

	Three Months Ended		Nine Months Ended
	September 27	September 29	September 27	September 29
	2008	2007	2008	2007
Basic weighted-average number of common shares outstanding	15,537	15,343	15,548	15,318
Dilutive potential shares using the treasury stock method	144	134	188	98

Diluted weighted-average number of common shares outstanding	15,681	15,477	15,736	15,416

4. Comprehensive Income
Following is a summary of comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	September 27	September 29	September 27	September 29
	2008	2007	2008	2007
Net earnings	$6,077	5,617	13,648	11,607
Other comprehensive income (loss):
Foreign currency translation adjustment	(4,578)	3,532	(3,573)	8,188

	$1,499	9,149	10,075	19,795

5. Trade Accounts Receivable
Trade accounts receivable include the following (in thousands):

	September 27	December 31
	2008	2007
Amounts billed	$72,762	62,188
Unbilled revenues under long-term contracts	24,156	24,001
Allowance for doubtful accounts	(789)	(1,104)

	$96,129	85,085

Unbilled revenues under long-term contracts are usually billed and collected within one year. Such amounts are reflected in the table above. The amounts estimated to be collected after one year of $7.8 million at September 27, 2008 and $2.0 million at December 31, 2007 are included in other noncurrent assets in the consolidated balance sheets.
6. Inventories
Inventories include the following (in thousands):

	September 27	December 31
	2008	2007
Parts and materials	$24,853	18,864
Work-in-process	3,363	3,733
Finished goods	6,814	6,352

	$35,030	28,949

7. Interim Segment Disclosures
The Company is organized into three reportable operating segments: Defense & Space Systems (“D&SS”), LXE and Satellite Communications, which includes the newly acquired Sky Connect business (refer to note 15) and the previously reported SATCOM segment. Sky Connect was aggregated with SATCOM based on factors including similar economic characteristics, product and service offerings, customer base, and the markets in which they operate. The Company determines operating segments in accordance with the Company’s internal management structure, which is organized based on products and services that share distinct operating characteristics. Each segment is separately managed and is evaluated primarily upon operating income.

Following is a summary of the Company’s interim segment data (in thousands):

	Three Months Ended		Nine Months Ended
	September 27	September 29	September 27	September 29
	2008	2007	2008	2007
Net sales:
Defense & Space Systems	$18,944	15,698	53,351	44,133
LXE	37,767	33,399	109,520	103,449
Satellite Communications	31,131	24,048	81,744	64,284

Total	$87,842	73,145	244,615	211,866

Operating income (loss):
Defense & Space Systems	$1,467	1,445	3,902	3,248
LXE	1,676	1,742	2,879	4,777
Satellite Communications	5,173	3,527	9,653	7,715
Corporate	(1,111)	(1,472)	(2,385)	(3,440)

Total	$7,205	5,242	14,049	12,300

Net earnings (loss) from continuing operations:
Defense & Space Systems	$950	870	2,434	1,922
LXE	1,007	1,040	1,749	2,913
Satellite Communications	4,783	3,509	9,802	7,610
Corporate	(663)	187	(337)	(385)

Total	$6,077	5,606	13,648	12,060

	Three Months Ended		Nine Months Ended
	September 27	September 29	September 27	September 29
	2008	2007	2008	2007
Depreciation and amortization:
Defense & Space Systems	$813	659	2,200	1,930
LXE	826	621	2,681	1,617
Satellite Communications	1,912	758	3,896	2,356
Corporate	305	335	772	944

Total	$3,856	2,373	9,549	6,847

	September 27	December 31
	2008	2007
Goodwill:
LXE	$21,575	$9,982
Satellite Communications	10,195	—

Total	$31,770	$9,982

8. Warranty Liability
The Company generally provides a limited warranty for each of its products. The basic warranty periods vary from one to five years, depending upon the type of product. For certain products, customers can purchase warranty coverage for specified additional periods.
The Company records a liability for the estimated costs to be incurred under warranties, which is included in other current liabilities on the Company’s consolidated balance sheets. The amount of this liability is based upon historical, as well as expected, rates of warranty claims. The warranty liability is periodically reviewed for adequacy and adjusted as necessary. Following is a summary of activity for the periods presented related to the aggregate product warranty liability (in thousands):

	Three Months Ended		Nine Months Ended
	September 27	September 29	September 27	September 29
	2008	2007	2008	2007
Balance at beginning of the period	$2,982	2,246	2,647	2,051
Accruals for warranties issued during the period	1,026	925	2,832	2,157
Settlements made during the period	(935)	(671)	(2,406)	(1,708)

Balance at end of period	$3,073	2,500	3,073	2,500

9. Revolving Credit Facilities
On February 29, 2008, the Company entered into a new revolving credit agreement with a syndicate of banks. This new agreement replaced the previous U.S. revolving credit and Canadian revolving credit agreements. Under the new agreement, the Company has $60 million total capacity for borrowing in the U.S. and $15 million total capacity for borrowing in Canada. The agreement also has a provision permitting an increase in the total borrowing capacity of up to an additional $50 million with additional commitments from the current lenders or from new lenders. The existing lenders have no obligation to increase their commitments. The credit agreement provides for borrowings through February 28, 2013, with no principal payments required until maturity. The credit agreement is secured by substantially all of the Company’s tangible and intangible assets, with certain exceptions for real estate that secures existing mortgages and other permitted liens, and for certain assets in foreign countries.
Interest will be, at the Company’s option, a function of either the lead bank’s prime rate or the then published London Interbank Offered Rate (“LIBOR”) for the applicable borrowing period. A commitment fee equal to 0.30% per annum of the average daily unused credit is payable quarterly. At September 27, 2008, the Company had no borrowings outstanding under this revolving credit facility.
The credit agreement includes a financial covenant that establishes a maximum ratio of total funded debt to historical consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”). The credit agreement also establishes a minimum ratio of consolidated EBITDA less capital expenditures and taxes paid to specific fixed charges, primarily interest, scheduled principal payments under all debt agreements and dividends. The credit agreement includes various other covenants that are customary in such borrowings. The agreement also restricts the ability of the Company to declare or pay cash dividends. At September 27, 2008, the Company was in compliance with all the covenants under its credit agreement.
The Company has $3.6 million of standby letters of credit to satisfy performance guarantee requirements under certain customer contracts. While these obligations are not normally called, they could be called by the beneficiaries at any time before the expiration date should the Company fail to meet certain contractual requirements. The Company has an additional $70,000 of standby letters of credit outstanding under another Canadian bank as a contract performance guarantee. As collateral for these standby letters of credit, the Company has deposited $81,000 at a Canadian bank, which is included in other assets on the Company’s consolidated balance sheet at September 27, 2008. This cash will become available in the first quarter of 2010 when the underlying letters of credit expire, or earlier if settled. After deducting outstanding letters of credit, at September 27, 2008 the Company had $60.0 million available for borrowing in the U.S. and $11.4 million available for borrowing in Canada under the revolving credit agreement.
10. Stock-Based Compensation
The Company has granted nonqualified stock options to key employees and directors under several stock option plans. At September 27, 2008, there were options exercisable under all plans for approximately 564,000 shares of stock, and there were approximately 1,875,000 shares available for future option grants. The Company’s policy is to issue new shares when options are exercised.

Also from these plans, the Company makes grants of nonvested restricted stock to selected personnel. These grants are valued on the date of grant at the fair value of the underlying stock. Typically, the only restriction related to these grants is a service condition. The Company expenses the value of a grant on a straight-line basis over the related service period. During 2008 and 2007, the Company has granted 80,600 restricted shares to employees, of which 21,000 shares were vested and 4,000 shares forfeited as of September 27, 2008.
For all grants of stock options and restricted shares, the Company recognized share-based, pre-tax charges to income of $737,000 and $1,708,000 in the three and nine months ended September 27, 2008, respectively, and $514,000 and $1,220,000 in the three and nine months ended September 29, 2007, respectively. The related tax benefits for the third quarter and first nine months were $111,000 and $256,000 in 2008, and $92,000 and $220,000 in 2007, respectively.
11. Income Taxes
The Company’s effective income tax rate for all periods presented is less than the amounts computed by applying the U.S. federal income tax rate of 34% due to a portion of earnings being earned in Canada where the Company’s effective rate is much lower than the rate in the U.S. due to research-related tax benefits. In addition, in the nine months ended September 27, 2008, the Company recognized a benefit of $927,000 related primarily to a change in estimate of prior year research and development credits available in the U.S. including $185,000 during the three months ended September 27, 2008.
In 2008, the research and development credit provisions of the U.S. federal income tax law that were applicable to the Company expired. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was enacted to include, among other things, the reinstatement of the research and development credit provision for the 2008 tax year, retroactive to January 1, 2008. Since the enactment date was after September 27, 2008, SFAS No. 109, Accounting for Income Taxes, stipulates that the effect of the reinstatement not be included in the determination of management’s estimated annual effective income tax rate used as of September 27, 2008. The effect, which management currently estimates to be approximately $800,000, will be reflected in the consolidated financial statements in the Company’s fourth quarter.
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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 27, 2008, consistent with the fair value hierarchy provisions of SFAS No. 157:

Fair Value Measurements of Assets (Liabilities) Using
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	(Liabilities)	Inputs	Inputs	Carrying
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Amount
Cash equivalents	$67,209	—	—	67,209
Foreign currency forward contracts	(2)	—	—	(2)
Cash equivalents includes investments in a government-obligations money market fund, other money market instruments, and interest-bearing deposits with initial or remaining terms of three months or less when purchased. The fair value of cash equivalents approximates its carrying amount due to the short-term nature of the instruments.
The Company uses derivative financial instruments in the form of foreign currency forward contracts in order to mitigate the risks associated with currency fluctuations on future cash flows. The Company’s policy is to execute such instruments with creditworthy financial institutions, and it does not enter into derivative contracts for speculative purposes. The fair value of foreign currency forward contracts is based on quoted market prices and is recorded in other current liabilities in the Company’s consolidated balance sheet.
Management believes that these assets and liabilities can be liquidated without restriction.
13. Repurchase of Common Shares
On July 29, 2008, the Company’s Board of Directors authorized a stock repurchase program for up to $20 million of the Company’s common shares. In the three months ended September 27, 2008, the Company repurchased 218,000 common shares for approximately $4.8 million. Through November 4, 2008, the Company has repurchased an additional 257,000 common shares for approximately $5.0 million.
14. Litigation
The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
15. Acquisitions
During the first nine months of 2008, the Company completed acquisitions of two entities; Akerstroms Trux AB (“Trux”) or Bjorbo, Sweden was acquired on February 8, 2008, and Sky Connect, LLC (“Sky Connect”) of Takoma Park, MD was acquired on August 15, 2008. Trux manufactures and markets vehicle-mount computing solutions for waterhousing and production environments in the Nordic region, and Sky Connect is a leading provider of Iridium-base combined tracking and voice systems for the aviation market.
The aggregate purchase price for the acquired entities was approximately $31 million, which could potentially increase by up to $5.0 million based upon achieving certain performance targets for 2008 and 2009. The cost of the acquired entities was allocated based on the fair value of the underlying assets and liabilities, which included identifiable intangible assets of approximately $8 million. Intangible assets are subject to amortization based on expected useful lives that range from five to seven years. Goodwill, totaling approximately $22 million, represents the excess of the cost over the net of the amounts allocated to the assets acquired and liabilities assumed. These allocations are preliminary and subject to adjustment as additional information is obtained by the Company. Approximately $10 million of the acquired goodwill is deductible over a 15-year period for income tax purposes.
Sky Connect is included in the Company’s Satellite Communications reportable operating segment, and Trux is included in the Company’s LXE reportable operating segment. Their operating results are being included in the Company’s results of operations from their respective dates of acquisition.
Pro forma financial statements and information have not been included for either of these businesses since they are not considered significant acquisitions individually or in aggregate in relation to the Company’s consolidated financial statements.

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
We are a leading innovator in the design, manufacture, and marketing of wireless communications technologies addressing the enterprise mobility, communications-on-the-move and in-flight connectivity markets for both the commercial and government industries. We focus on the needs of the mobile information user and the increasing demand for wireless broadband communications. We provide products and services that enable communications across a variety of coverage areas, ranging from global, to regional, to within a single facility. Our continuing operations include the following three reportable operating segments:
•	Defense & Space Systems (“D&SS”) - Develops highly engineered subsystems for defense electronics and sophisticated satellite applications;

•	LXE - Provides rugged mobile terminals and wireless data collection equipment for logistics management systems and operates mainly in two markets; the Americas market which is comprised of North, South and Central America; and the International market which is comprised of all other geographic areas with the highest concentration in Europe, and;

•	Satellite Communications — Offers satellite-based communication, tracking, and messaging solutions through a broad array of terminals and antennas for the aeronautical, ground-mobile and emergency management markets. This reportable operating segment includes the previously reported SATCOM segment, and the newly acquired Sky Connect business (refer to note 15 of the consolidated financial statements in Item 1 of this quarterly report for additional information).
Following is a summary of significant factors affecting our results of operations in the three months and nine months ended September 27, 2008:
For continuing operations:
•	Consolidated net sales increased by 20% to $87.8 million and 15% to $244.6 million in the third quarter and first nine months of 2008, respectively compared to the same periods in 2007. Net sales increased at Satellite Communications, D&SS and LXE for those periods of 2008 as compared with the same periods of 2007, even in a challenging global economic climate.

•	Operating income was 37% higher in the third quarter of 2008 as compared with the same period of 2007 mainly due to the nearly 50% increase in operating income reported by the Satellite Communications segment. Operating income was 14% higher for the first nine months of 2008 as compared with the first nine months of 2007 despite the unfavorable effect of $2.3 million on revenue recognized under the percentage-of-completion method in the second quarter of 2008 related to an increase in the estimated engineering effort required on a Satellite Communications development project, and approximately $0.9 million of severance charges for LXE in 2008.
For discontinued operations:
•	The financial results for discontinued operations in 2007 reflect only the resolution of various contingencies under the asset-sale agreements. Discontinued operations had no net effect on the 2008 third quarter or first nine month results.

\

Description of Net Sales, Costs and Expenses
Net sales
The amount of net sales is generally the most significant factor affecting our operating income in a period. We recognize product-related net sales under most of our customer agreements when we ship completed units or complete the installation of our products. If multiple deliverables are involved in a revenue arrangement, or if software included in an offering is more than incidental to a product as a whole, we recognize revenue in accordance with FASB Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, or American Institute of Certified Public Accountants Statement of Position No. 97-2, Software Revenue Recognition, as applicable. If the customer agreement is in the form of a long-term contract (mainly at D&SS and to a lesser degree at Satellite Communications), we recognize revenue under the percentage-of-completion method, using the ratio of cost-incurred-to-date to total-estimated-cost-at-completion as the measure of performance.
We also generate net sales from product-related service contracts and repair services for D&SS, LXE and Satellite Communications, and engineering services projects for D&SS. We recognize revenue from product-related service contracts and extended warranties ratably over the life of the contract. We recognize revenue from repair services as services are rendered. We recognize revenue from contracts for engineering services using the percentage-completion method for fixed price contracts, or as costs are incurred for cost-type contracts.
Cost of sales
For our LXE and D&SS products, we conduct most of our manufacturing efforts in our Atlanta-area facilities. We manufacture the majority of our Satellite Communications products at our facility in Ottawa, Canada.
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
The cost-of-sales percentage is principally a function of competitive conditions and product and customer mix, but Satellite Communications is also affected by changes in foreign currency exchange rates mainly because the Canadian-based EMS SATCOM business derives most of its net sales from contracts denominated in U.S. dollars, but incurs most of its costs in Canadian dollars. As the U.S. dollar weakens against the Canadian dollar, our reported manufacturing costs may increase relative to our net sales, which would increase the cost of sales percentage. If the U.S. dollar strengthens, the opposite effect would result.
Service cost of sales is based on labor and other costs recognized as incurred to fulfill obligations under most of our service contracts. Cost of sales for long-term engineering services contracts are based on labor and other costs incurred, relative to the estimated cost to complete the contractual deliverables.
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

Research and development expenses
Research and development (“R&D”) expenses represent the cost of our development efforts, net of reimbursement under specific customer-funded R&D agreements. R&D expenses include salaries of engineers and technicians and related overhead expenses, the cost of materials utilized in research, and additional engineering or consulting services provided by independent companies. R&D costs are expensed as they are incurred. We also often incur significant development costs to meet the specific requirements of customer contracts in D&SS and Satellite Communications, and we report these costs in the consolidated statements of operations as cost of sales.
Interest income
Interest income mainly includes interest income from investments in government-obligations money market funds, other money market instruments, and interest-bearing deposits.
Interest expense
We incur interest expense principally related to mortgages on certain facilities, and through the amortization of deferred financing costs related to our revolving credit facilities. We have incurred no interest in 2007 or 2008 related to our borrowings under revolving credit facilities because we have no borrowings outstanding under these facilities.
Foreign exchange gains and losses
We recognize foreign exchange gains and losses, mainly in our Satellite Communications and LXE segments, related to assets and liabilities that are denominated in a currency different than the local functional currency. For our Canada-based EMS SATCOM business, most trade receivables are denominated in U.S. dollars; when the U.S. dollar weakens against the Canadian dollar, the value of EMS SATCOM’s trade receivables decreases and foreign exchange losses result. For our LXE segment’s international subsidiaries, most trade payables are in U.S. dollars and relate to their purchases of hardware from LXE’s U.S. operations for sale in Europe and Asia; when the U.S. dollar weakens against the Euro or other international currency, the value of the LXE subsidiaries’ trade payables decreases and foreign exchange gains result. If the U.S. dollar strengthens, the opposite effect on foreign exchange gains and losses results.
We regularly assess our exposures to changes in foreign currency exchange rates and as a result, we enter into forward currency contracts to reduce those exposures. The notional amount of each forward currency contract is based on the amount of exposure for net assets or liabilities subject to changes in foreign currency exchange rates. We record changes in the fair value of these contracts in our consolidated statements of operations.
Income taxes
Typically, the main factor affecting our effective income tax rate each year is the relative proportion of taxable income that we expect to earn in Canada, where the effective rate is lower than in the U.S., or other locations. The lower effective rate in Canada results from certain Canadian tax benefits for research-related expenditures.
Discontinued operations
In 2005 and 2006, we disposed of Space & Technology/Montreal (“S&T/Montreal”), Satellite Networks (“SatNet”) and EMS Wireless, which have been reported as discontinued operations. In 2007, the expenses reported under discontinued operations mainly relate to the resolution of various contingencies, representations or warranties under standard indemnification provisions in the sales agreements. The Company records a liability related to a contingency, representation or warranty when management considers that the liability is both probable and can be reasonably estimated.

reasonably estimate the range of this potential liability, or determine whether such liability would be material. Therefore, no accrual has been recorded for this potential liability as of September 27, 2008.
Results of Operations
The following table sets forth the percentage relationship of each line item to net sales for each period.

	Three Months Ended		Nine Months Ended
	September 27	September 29	September 27	September 29
	2008	2007	2008	2007
Product net sales	81.4%	86.2	82.2	85.6
Service net sales	18.6	13.8	17.8	14.4

Net sales	100.0	100.0	100.0	100.0
Product cost of sales as a percentage of product net sales	63.5	60.4	63.4	61.6
Service cost of sales as a percentage of service net sales	62.2	54.2	61.1	61.5
Cost of sales	63.3	59.6	63.0	61.6
Selling, general and administrative expenses	22.7	26.7	24.9	26.1
Research and development expenses	5.8	6.5	6.4	6.5

Operating income	8.2	7.2	5.7	5.8
Interest income	0.7	1.8	1.0	2.0
Interest expense	(0.5)	(0.7)	(0.5)	(0.7)
Foreign exchange loss, net	(0.5)	(0.3)	(0.1)	(0.3)

Earnings from continuing operations before income taxes	7.9	8.0	6.1	6.8
Income tax expense	1.0	0.3	0.5	1.1

Earnings from continuing operations	6.9	7.7	5.6	5.7

Discontinued operations:
Earnings (loss) from discontinued operations before income taxes	—	—	—	(0.3)
Income tax benefit	—	—	—	0.1

Earnings (loss) from discontinued operations	—	—	—	(0.2)

Net earnings	6.9%	7.7	5.6	5.5

Three Months ended September 27, 2008 and September 29, 2007:
Net sales increased by 20.1% to $87.8 million from $73.1 million for the third quarter of 2008 as compared with the same period of 2007 as net sales grew in each of the Company’s three reportable operating segments. Satellite Communications and D&SS recorded the largest growth in net sales, with increases of 29.5% and 20.7%, respectively. Satellite Communications grew to $31.1 million in net sales mainly due to the strong demand for high-speed-data aeronautical products from both commercial and military markets and revenues generated from the development of the Inmarsat global satellite/GSM phone. D&SS’s net sales were higher mainly due to significant work performed on a military communications research project and the increased activity on both commercial and military programs as a result of its expanded workforce. LXE’s net sales for the third quarter of 2008 increased 13.1% compared with those of the same period of 2007 with higher net sales in both the Americas and International markets.
Product net sales increased by 13.4% to $71.5 million in the third quarter of 2008 as compared with the third quarter of 2007. This was mainly due to higher aeronautical product net sales, revenues generated from Satellite Communications’ development of the Inmarsat global satellite/GSM phone, and higher net sales of terminals and wireless data collection equipment for logistics management systems. Service net sales were higher by 61.5% to $16.3 million in the third quarter of 2008 as compared with the same period of 2007 mainly due to significant work performed by D&SS on a military communications research project. As a result, service net sales made up a slightly higher percentage of total net sales in the third quarter of 2008 as compared with the third quarter of 2007.
Overall cost of sales as a percentage of consolidated net sales was higher in the third quarter of 2008 as compared with the same period of 2007, but is comparable with the first two quarters of 2008. The increase was mainly due to a less favorable mix of products, and higher proportion of net sales generated from indirect sales channels. Product cost of sales, and service cost of sales, as a percentage of their respective net sales, were also higher in the third quarter of 2008 as compared with the same period of 2007. The increase in the product cost-of-sales percentage was mainly due to a higher percentage of net sales generated from indirect sales channels at LXE, a less favorable mix of contracts at D&SS, and less favorable material costs and product mix at Satellite Communications. The increase in service cost-of-sales percentage was mainly due to a higher proportion of service revenues generated from our D&SS segment which has a higher cost-of-sales percentage than our other two reportable operating segments.
SG&A expenses as a percentage of consolidated net sales decreased for the third quarter of 2008 as compared with the third quarter of 2007. Actual expenses grew by $473,000 mainly due to sales-related efforts, such as selling and marketing, to support the growth in net sales, and the additional costs related to the Akerstroms Trux AB (“Trux”) and Sky Connect operations which were acquired in February and August 2008, respectively, as well as approximately $400,000 of severance costs primarily related to staff reductions in LXE’s international operations. These additional costs were partially offset by the impact of management’s cost reduction efforts at LXE begun in the second quarter of 2008.
R&D expenses increased by $261,000 mainly due to the additional internal development programs for next-generation products at our EMS SATCOM business.
Interest income decreased by $743,000 mainly as a result of lower average interest rates earned on our investment balances and to a lesser extent the decrease in the average investment balances.
Our foreign currency forward contract program was somewhat less effective in reducing the currency risk in the third quarter of 2008, resulting in greater foreign currency exchange losses in the third quarter of 2008 compared with the same period of 2007.
Our current estimated income tax rate for 2008 is 15%, disregarding the benefit of $927,000 related primarily to a change in estimate of prior year research and development credits available in the U.S. This estimated effective income tax rate for 2008 is based upon management’s expectations for taxable income associated with various tax jurisdictions for the full year. We realized a 13% effective income tax rate in the third quarter of 2008 which includes a benefit of $185,000 related primarily to a change in estimate of prior year research and development credits available in the U.S. The rate was 5% in the third quarter of 2007 as a result of revising the estimated annual effective rate from 24% to 18%.
In 2008, the research and development credit provisions of the U.S. federal income tax law that were applicable to the Company expired. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was enacted to include, among other things, the reinstatement of the research and development credit provision for the 2008 tax year, retroactive to January 1, 2008. Since the enactment date was after September 27, 2008, SFAS No. 109, Accounting for Income Taxes, stipulates that the effect of the reinstatement not be included in the determination of management’s estimated annual effective income tax rate used as of September 27, 2008. The effect, which management currently estimates to be approximately $800,000, will be reflected in the consolidated financial statements in the fourth quarter.
Nine Months ended September 27, 2008 and September 29, 2007:
Net sales increased by 15.5% to $244.6 million from $211.9 million, for the first nine months of 2008 as compared with the same period in 2007, with net sales growth contributed by each of the Company’s three reportable operating segments. Satellite Communications and D&SS recorded the largest growth in net sales, with increases of 27.2% and 20.9%, respectively. These increases were mainly due to the revenues generated from the development of the Inmarsat global satellite/GSM phone, and the strong demand for high-speed-data aeronautical products from both commercial and military markets by our Satellite Communications segment, and the increased activity on both commercial and military programs by our D&SS segment as a result of its expanded workforce. Net sales for LXE were higher by 5.9% primarily due to higher net sales from the International market.
Product net sales increased by 10.9% to $201.1 million in the first nine months of 2008 as compared with the first nine months of 2007 mainly due to revenues generated from Satellite Communications’ development of the Inmarsat global satellite/GSM phone, the strong demand for high-speed-data aeronautical products from both commercial and military markets, and higher net sales of terminals and wireless data collection equipment for logistics management systems. Service net sales increased by $13.0 million to $43.5 million in the first nine months of 2008 as compared with the same period of 2007 mainly due to significant work performed on a military communications research project by D&SS. Service net sales made up a slightly higher percentage of total net sales in the first nine months of 2008 compared to the same period of 2007.
Overall cost of sales as a percentage of consolidated net sales increased slightly from the first nine months of 2008 as compared with the same period of 2007. Product cost of sales as a percentage of its respective net sales increased slightly in the first nine months of 2008 as compared with the same period of 2007, mainly due to a higher percentage of net sales generated from indirect channels at LXE. Service cost of sales as a percentage of its respective net sales remained relatively unchanged in the first nine months of 2008 as compared with the same period of 2007.
SG&A expenses as a percentage of consolidated net sales were lower for the first nine months of 2008 as compared with the same period of 2007. The $5.6 million growth in actual expenses related to the effect of changes in foreign currency exchange rates that increased the reported costs of the international activities of our Satellite Communications and LXE segments, and sales-related efforts, such as selling and marketing, to support the growth in net sales. SG&A expenses also included additional costs from our Trux and Sky Connect operations which were acquired in February and August 2008, respectively, as well as approximately $0.9 million of severance costs primarily related to staff reductions in LXE’s international operations that occurred during the first nine months of 2008. These additional costs were partially offset by the impact of management’s cost reduction efforts at LXE begun in the second quarter of 2008.
R&D expenses increased by $1.8 million mainly due to additional internal development programs for next-generation products at EMS SATCOM, and the effect of changes in foreign currency exchange rates on its reported costs.
Interest income decreased by $1.9 million mainly as a result of lower average interest rates earned on our investment balances.
Our foreign currency forward contract program was somewhat less effective in reducing the currency risk in the first nine months of 2008, resulting in greater foreign currency exchange losses in the first nine months of 2008 compared with the same period of 2007.
Our current estimated income tax rate for 2008 is 15%, disregarding the benefit of $927,000 related primarily to a change in estimate of prior year research and development credits available in the U.S. Therefore, the income tax expense for the nine months ended September 27, 2008 is equal to 15% of earnings from continuing operations before income taxes less the benefit of $927,000. This estimated effective income tax rate for 2008 is based upon management’s expectations for taxable income associated with various tax jurisdictions for the full year. The rate was 16% for the nine months ended September 29, 2007. The decrease in the estimated annual rate is due to a higher expected proportion of earnings to be earned in Canada, where we have a much lower effective rate than in the U.S. or other locations due to research-related tax benefits.

Net Sales, Cost of Sales, and Operating Income (Loss) by Segment
Our segment net sales, cost of sales as a percentage of respective segment net sales, and segment operating income (loss) were as follows (in thousands, except percentages):

					Percentage Increase
	Three Months Ended		Nine Months Ended		(Decrease)
	September 27	September 29	September 27	September 29	Three	Nine
	2008	2007	2008	2007	Months	Months
Net sales:
Defense & Space Systems	$18,944	15,698	53,351	44,133	20.7%	20.9
LXE	37,767	33,399	109,520	103,449	13.1	5.9
Satellite Communications	31,131	24,048	81,744	64,284	29.5	27.2

Total	$87,842	73,145	244,615	211,866	20.1	15.5

Cost of sales percentage:
Defense & Space Systems	77.7%	73.7	76.8	76.0	4.0	0.8
LXE	60.8	56.6	59.5	58.1	4.2	1.4
Satellite Communications	56.4	53.9	57.7	57.0	2.5	0.7
Total	63.3	59.6	63.0	61.6	3.7	1.4

Operating income (loss):
Defense & Space Systems	$1,467	1,445	3,902	3,248	1.5	20.1
LXE	1,676	1,742	2,879	4,777	(3.8)	(39.7)
Satellite Communications	5,173	3,527	9,653	7,715	46.7	25.1
Corporate	(1,111)	(1,472)	(2,385)	(3,440)	(24.5)	(30.7)

Total	$7,205	5,242	14,049	12,300	37.4	14.2

Defense & Space Systems: Net sales increased by over 20% in the third quarter and first nine months of 2008 as compared with the same periods of 2007 mainly due to an expanded workforce and significant work performed on a military communications research project. Backlog for long-term contracts was $71.1 million at September 27, 2008, a $5.4 million increase from December 31, 2007.
Cost of sales as a percentage of net sales was higher in the third quarter and first nine months of 2008 as compared with the third quarter of 2007 due to a less favorable mix of contracts, and an increase in subcontracted projects, mainly in the third quarter of 2008, to meet scheduling demands for certain military programs.
LXE: Net sales in the third quarter and the first nine months of 2008 increased as compared with the same periods of 2007. Net sales increased in LXE’s International and America’s markets in the third quarter of 2008 as compared with the same periods of 2007 mainly due to an increased number of hardware units shipped in both markets, and stronger international currencies versus the U.S. dollar. Net sales increased in the International market in the first nine months of 2008 as compared with the first nine months of 2007 mainly due to the stronger international currencies versus the U.S. dollar. Net sales in the Americas market increased slightly in the first nine months of 2008 as compared with the same period of 2007 mainly due to an increase in the number of hardware units shipped in that market.
Cost of sales as a percentage of net sales were higher in the third quarter and first nine months of 2008 as compared with the same periods of 2007 mainly due to a higher percentage of net sales generated from indirect channels which have a higher cost-of-sales percentage than net sales generated from direct sales channels.
SG&A expenses as a percentage of net sales were lower in the third quarter of 2008 as compared with the same period of 2007, reflecting the impact of management’s cost reduction efforts begun in the second quarter of 2008, but were higher in the first nine months of 2008 as compared with the first nine months of 2007. SG&A expenses grew by approximately $460,000 in the third quarter and $3.7 million in the first nine months of 2008, as compared with the same periods of 2007 due to the effect of changes in foreign currency exchange rates, additional costs related to Trux which was acquired in February 2008, as well as severance costs primarily related to staff reductions in LXE’s international operations in 2008. Severance costs incurred in the third quarter and first nine months of

2008 were approximately $400,000, and $900,000, respectively.
Satellite Communications: Net sales increased by nearly 30% in the third quarter and the first nine months of 2008 as compared with the same period of 2007 mainly as a result of the strong demand for high-speed-data aeronautical products from both commercial and military markets, and revenues generated from the development of the Inmarsat global satellite/GSM phone.
Cost of sales as a percentage of net sales were higher for the third quarter of 2008 as compared with the same periods of 2007. The change in cost of sales percentage was mainly due to lower material costs, and a more favorable product mix, in the third quarter of 2007. Cost of sales as a percentage of net sales was relatively unchanged for the first nine months of 2008 as compared with the same periods of 2007 despite the $2.3 million reduction of revenue recorded in the second quarter of 2008 resulting from an increase in estimated costs to complete the development efforts of the Inmarsat global satellite/GSM phone project. The impact of the changes in cost estimates from the Inmarsat global satellite/GSM phone project on the cost-of-sales percentage was offset by a more favorable product mix.
Discontinued Operations
In 2005 and 2006, we disposed of our S&T/Montreal, SatNet, and EMS Wireless divisions, which have been reported as discontinued operations, and their net assets were classified as assets held for sale through their dates of disposition. In 2007, the activity reported under discontinued operations mainly relates to the resolution of various contingencies, representations, or warranties under standard indemnification provisions in the sales agreements. We accrue for a liability related to a contingency, representation or warranty when management considers that the liability is both probable and can be reasonably estimated. The purchaser of EMS wireless has asserted that it may have claims under such representations and warranties. We do not believe that sufficient information exists to warrant such claims, and cannot reasonably estimate the range of this potential liability, or determine whether such liability would be material. Therefore, no accrual has been recorded for this potential liability as of September 27, 2008.
Discontinued operations had no net effect on our net earnings in the third quarter and first nine months of 2008, and a negligible effect on the third quarter of 2007. For the first nine months of 2007, discontinued operations reported a loss before income taxes of $555,000 from expenses for legal, audit, and other outside services, as well as the effect of additional costs incurred to settle various contingent items.
Liquidity and Capital Resources
During the nine months of 2008, cash and cash equivalents decreased by $38.2 million. The primary uses of cash during the period included $31.4 million of cash used to acquire our Trux and Sky Connect businesses, $10.8 million for purchases of capital equipment and the expansion of D&SS’s facility, and $4.8 million to repurchase common shares under our share repurchase program.
Continuing operating activities contributed $12.3 million in positive cash flows. Net earnings of $13.6 million and noncash charges, primarily depreciation and amortization of $9.5 million and stock-based compensation of $1.7 million were partially offset by increases in working capital.
During the first nine months of 2007, cash flow from continuing operating activities was $30.5 million mainly due to significant collections of receivables by our D&SS and LXE segments, and the net earnings reported by each of our three segments. The $3.0 million of net cash used in operating activities in discontinued operations was mainly for payments of working capital adjustments in accordance with the terms of the sales agreements for our former SatNet and EMS Wireless divisions.
On February 29, 2008, we entered into a new revolving credit agreement with a syndicate of banks. This new agreement replaced the previous U.S. revolving credit and Canadian revolving credit agreements. Under the new agreement, we have $60.0 million total capacity for borrowing in the U.S. and $15.0 million total capacity for borrowing in Canada. The agreement also has a provision permitting an increase in the total borrowing capacity of up to an additional $50.0 million with additional commitments from the current lenders or from new lenders. The existing lenders have no obligation to increase their commitments. The credit agreement provides for borrowings through February 28, 2013, with no principal payments required prior to that date. The credit agreement is secured by substantially all of our tangible and intangible assets, with certain exceptions for real estate that secures existing mortgages and other permitted liens and for certain assets in foreign countries.
At September 27, 2008, we had a $60.0 million maximum borrowing capacity in the U.S. and a $15.0 million maximum borrowing capacity in Canada under its revolving credit facility, and no borrowings were outstanding. We had $3.6 million of outstanding letters of credit at the end of the third quarter of 2008, and the net total available for borrowing under this revolving credit facility was $71.4 million.
We expect that capital expenditures in 2008 will range from $18.0 million to $20.0 million, excluding acquisitions of businesses. These expenditures will be used to purchase equipment that increases or enhances capacity and productivity, and to increase D&SS’ existing facility to accommodate its growing business.
Management believes that existing cash and cash equivalent balances, cash provided from operations, and borrowings available under our credit agreement will provide sufficient liquidity to meet the operating and capital expenditure needs for existing operations during the next 12 months.
On July 29, 2008, our Board of Directors authorized a stock repurchase program for up to $20 million of our common shares. In the third quarter 2008, we repurchased approximately 218,000 of our common shares for approximately $4.8 million. Through November 4, 2008, the Company has repurchased an additional 257,000 common shares for approximately $5.0 million.
During the first nine months of 2008, the Company completed acquisitions of two entities. The cost of the acquired entities was approximately $31 million which could potentially increase by up to $5.0 million based upon achieving certain performance targets for 2008 and 2009. Refer to note 15 of the consolidated financial statements included in Item 1 of this quarterly report for additional information.
Off-Balance Sheet Arrangements
We have $3.6 million of standby letters of credit outstanding under our revolving credit facility to satisfy performance guarantee requirements under certain customer contracts. While these obligations are not normally called, they could be called by the beneficiaries at any time before the expiration date, if we fail to meet certain contractual requirements. We have an additional $70,000 of standby letters of credit outstanding under another Canadian bank as a contract performance guarantee. As collateral for these standby letters of credit, we have deposited $81,000 at a Canadian bank, which is classified as other assets on our consolidated balance sheet. This cash will become available in the first quarter of 2010 when the underlying letters of credit expire or are settled. After deducting the outstanding letters of credit, at September 27, 2008 we had $60.0 million available for borrowing in the U.S. and $11.4 million available for borrowing in Canada under the revolving credit agreement.
During the first nine months of 2008, the Company completed acquisitions of two entities for approximately $31 million. The total purchase price could potentially increase by up to $5.0 million based upon achieving certain performance targets for 2008 and 2009. Of the total purchase price, $6.2 million of cash was deposited in escrow through an escrow agent. The amount in escrow is payable to the sellers within approximately eighteen months following the respective dates of acquisition, subject to claims against the sellers.
The sales agreements for the disposal of the S&T/Montreal, SatNet, and EMS Wireless divisions contain standard indemnification provisions for various contingencies that could not be resolved before the dates of closing and for various representations and warranties by the purchasers and us. We accrue for a liability related to a contingency, representation or warranty when management considers that the liability is both probable and can be reasonably estimated.
Commitments and Contractual Obligations
As of September 27, 2008, our material contractual cash commitments and material other commercial commitments have not changed significantly from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2007, except for the Company’s purchase commitments which were $46.1 million at September 27, 2008 compared to $24.8 million at December 31, 2007. The increase in purchase commitments is to support the Company’s overall growth in product net sales.
Critical Accounting Policies
Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which often require the judgment of management in the selection and application of certain accounting principles and methods. We discuss our critical accounting policies in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no significant changes in our critical accounting policies since the end of 2007.
Forward-Looking Statements
We have included forward-looking statements in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. All statements, other than statements of historical fact, included in this quarterly report that address activities, events or developments that we expect or anticipate will or may occur in the future, or that necessarily depend upon future events, including such matters as our expectations with respect to future financial performance, future capital expenditures, business strategy, competitive strengths, goals, product developments, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. Actual results could differ materially from those suggested in any forward-looking statements as a result of a variety of factors. Such factors include, but are not limited to:
▪	economic conditions in the U.S. and abroad and their effect on capital spending in our principal markets;

▪	difficulty predicting the timing of receipt of major customer orders, and the effect of customer timing decisions on our quarterly results;

▪	successful completion of technological development programs by us and the effects of technology that may be developed by, and patent rights that may be held or obtained by, competitors;

▪	U.S. defense budget pressures on near-term spending priorities;

▪	uncertainties inherent in the process of converting contract awards into firm contractual orders in the future;

▪	volatility of foreign currency exchange rates relative to the U.S. dollar and their effect on purchasing power by international customers, and the cost structure of our operations outside the U.S., as well as the potential for realizing foreign currency exchange gains and losses associated with our assets or liabilities;

▪	successful resolution of technical problems, proposed scope changes, or proposed funding changes that may be encountered on contracts;

▪	changes in our consolidated effective income tax rate caused by the extent to which actual taxable earnings in the U.S., Canada and other taxing jurisdictions may vary from expected taxable earnings;

▪	successful transition of products from development stages to an efficient manufacturing environment;

▪	changes in the rate at which our products are returned for repair or replacement under warranty;

▪	customer response to new products and services, and general conditions in our target markets (such as logistics, and space-based communications), and whether these responses and conditions develop according to our expectations;

▪	the success of certain of our customers in marketing our line of high-speed commercial airline communications products as a complementary offering with their own lines of avionics products;

▪	the availability of financing for satellite data communications systems;

▪	development of successful working relationships with local business and government personnel in connection with distribution and manufacture of products in foreign countries;

▪	the demand growth for various mobile and high-speed data communications services;

▪	our ability to attract and retain qualified personnel, particularly those with key technical skills;

▪	the availability of sufficient additional credit or other financing, on acceptable terms, to support any large acquisitions that we believe would contribute to our growth and profitability;

▪	the ability to negotiate successfully with potential acquisition candidates, finance acquisitions, or effectively integrate the acquired businesses, products or technologies into our existing businesses and products, and the risk that any acquired businesses, products or technologies do not perform as expected, are subject to undisclosed or unanticipated liabilities, or are otherwise dilutive to our earnings;

▪	the potential effects, on cash and results of discontinued operations, of final resolution of potential liabilities under warranties and representations made by us, and obligations assumed by purchasers, in connection with our dispositions of discontinued operations;

▪	the availability, capabilities and performance of suppliers of basic materials, electronic components and sophisticated subsystems on which we must rely in order to perform according to contract requirements, or to introduce new products on the desired schedule; and

▪	uncertainties associated with U.S. export controls and the export license process, which restrict the Company’s ability to hold technical discussions with customers, suppliers and internal engineering resources and can reduce our ability to obtain sales from foreign customers or to perform contracts with the desired level of efficiency or profitability.
Additional information concerning these and other potential risk factors is included in Item 1A. Risk Factors in our Annual Report on Form
10-K for the year ended December 31, 2007.
Effect of New Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. The Company prospectively adopted the effective provisions of SFAS No. 157 on January 1, 2008, as required for financial assets and liabilities. The adoption has not had a material impact on the Company’s 2008 consolidated financial statements. In accordance with SFAS No. 157, the Company expanded its disclosures regarding the fair values of financial assets and liabilities.
In February 2008, the FASB issued FSP No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, and FSP No. 157-2, Effective Date of FASB Statement No. 157. FSP No. 157-1 amends SFAS No. 157 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions. FSP No. 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009 for the Company. The implementation of SFAS No. 157 for the Company’s nonfinancial assets and nonfinancial liabilities is not expected to have a material impact on the Company’s 2009 consolidated financial statements. However, the determination of fair value for purposes of accounting for business combinations and for conducting periodic assessments of goodwill and other long-lived assets for impairment will be made using the definition of fair value prescribed by SFAS No. 157.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No.141(R) significantly changes the accounting for business combinations for which the acquisition date is on or after January 1, 2009, by requiring an acquiring entity to recognize all the assets acquired and liabilities assumed in a business combination at the acquisition-date fair value. Additionally, SFAS No. 141(R) modifies the accounting treatment for certain specified items related to business combinations (e.g., acquisition-related costs, restructuring costs, research and development assets and changes in valuation allowances for deferred tax assets), and requires a substantial number of new disclosures. SFAS No. 141(R) is effective for the Company for business combinations for which the acquisition date is on or after January 1, 2009, and earlier adoption is prohibited. The Company will prospectively adopt SFAS No. 141(R) on January 1, 2009. SFAS No. 141(R) will not affect the accounting for business combinations for which the acquisition date is prior to January 1, 2009, except that changes, if any, in the valuation allowance against deferred tax assets will be reflected in income tax expense. Any costs incurred as of December 31, 2008, related to potential acquisitions that did not have an acquisition date on or prior to December 31, 2008, that are included as an asset as of that date as required by the provisions of SFAS No. 141, Business Combinations, the predecessor to SFAS No. 141(R), will be reflected as an expense as of January 1, 2009, the required adoption date of SFAS No. 141(R). At this time it is not possible to quantify the effects, if any, the implementation of SFAS No. 141(R) will have on the Company’s consolidated financial statements in 2009.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No.160 requires noncontrolling ownership interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or as an other item outside of permanent equity. In addition, it requires that the amount of consolidated net earnings attributable to the parent and to the noncontrolling interests be clearly identified and presented on the face of the statements of operations. SFAS No. 160 is effective for periods beginning after December 15, 2008. The Company’s adoption of SFAS No. 160 is not expected to have a material impact on its 2009 consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-An Amendment of SFAS No. 133. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for periods beginning after November 15, 2008, with early application encouraged. The Company’s adoption of SFAS No. 161 is not expected to have a material impact on its 2009 consolidated financial statements.
In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of FSP No. 142-3 is to improve the consistency between the useful life of a recognizable intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other U.S. generally accepted accounting principles. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Useful lives assigned to intangible assets acquired after this date will be based on the guidance contained in FSP No. 142-3. The Company’s adoption of FSP No. 142-3 is not expected to have a material impact on its 2009 consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
As of September 27, 2008, the Company had the following market risk sensitive instruments (in thousands):

Government-obligations money market funds, other money market instruments, and interest-bearing time deposits, with maturity dates of less than 3 months interest payable monthly at variable rates (a weighted-average rate of 2.18% at September 27, 2008)	$67,209
A 100 basis point change in the interest rates of our market risk sensitive instruments would have changed interest income by approximately $199,000 for the quarter based upon their respective average outstanding balances.
At September 27, 2008, the Company also had intercompany accounts that eliminate in consolidation but that are considered market risk sensitive instruments since they are denominated in a currency other than the local functional currency. These include short-term amounts due to the parent (payable by international subsidiaries arising from purchase of the parent’s products for sale), intercompany sales of products from foreign subsidiaries to a U.S. subsidiary, and cash advances to a foreign subsidiary.

	Exchange Rate	$U.S.
	($U.S. per unit of	in thousands
	local currency)	(reporting currency)
Australia	0.8291 /Dollar	$1,810
France	1.4595 /Euro	899
Belgium	1.4595 /Euro	781
Germany	1.4595 /Euro	750
Netherlands	1.4595 /Euro	541
Italy	1.4595 /Euro	438
United Kingdom	1.8399 /Pound	415
Canada	0.9663 /Dollar	299
Sweden	0.1506 /Krona	(1,094)

Total intercompany payable (receivable) subject to foreign currency risk		$4,839

At September 27, 2008, Company has foreign currency risks associated with forward contracts as follows (in thousands, except average contract rate):

		Average	($U.S.)
	Notional	Contract	Fair
	Amount	Rate	Value
Foreign currency forward contracts
U.S. dollars (sell for Canadian dollars)	18,000 USD	1.0377	$117
British pounds (sell for U.S. dollars)	170 GBP	1.8350	(2)
Australian dollars (sell for U.S. dollars)	400 AUD	0.7895	(16)
Euros (sell for U.S. dollars)	2,100 EURO	1.4401	(43)
Australian dollars (sell for Canadian dollars)	1,500 AUD	0.8955	(58)

			$(2)

The Company enters into foreign currency forward contracts in order to mitigate the risks associated with currency fluctuations on future cash flows.
The Company’s revolving credit agreement includes variable interest rates based on the lead bank’s prime rate or the then published LIBOR for the applicable borrowing period. However, there were no balances outstanding at September 27, 2008.

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
During the third quarter of 2008, there were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a — 15(f) under the Exchange Act).

PART II
OTHER INFORMATION
Item 1A. Risk Factors
In addition to the other information set forth in this report, carefully consider the factors discussed in Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, and this quarterly report, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the Company’s purchases of its common shares for the nine months ended September 27, 2008:
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate
			Purchased as	Dollar Value) of
			Part of Publicly	Shares that May Yet
	(a) Total Number	(b) Average	Announced	Be Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased (1)	Per Share	Program (2)	Programs (3)
January 2008 (January 1 to January 26)	980		—
June 2008 (May 25 to June 28)	2,645		—
August 2008 (July 27 to August 23)	37,758	$21.41	36,700
September 2008 (August 24 to September 27)	180,885	22.30	180,885

Total	222,268	22.15	217,585	$15.2 million

(1)	The category includes 4,683 shares delivered to us by employees to pay withholding taxes due upon vesting of restricted share awards.

(2)	This balance represents the number of shares that were repurchased under the Company’s $20 million repurchase program (the Program) which was initially announced on July 30, 2008. Unless terminated earlier by resolution of the Company’s Board of Directors, the Program will expire when the Company has purchased all shares authorized for repurchase. The Program does not obligate the Company to repurchase any particular amount of common shares, and could be suspended or discontinued at any time without notice.

(3)	This balance represents the value of shares that can be repurchased under the Program as of September 27, 2008.
Through November 4, 2008, the Company has repurchased an additional 257,000 common shares for approximately $5.0 million.

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
4.1 Amendment No. 1, dated July 29, 2008, to Credit Agreement among the Company and EMS Technologies Canada, LTD., the lenders party thereto, and Bank of America as Domestic and Canadian Administrative Agent. *
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32 Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMS TECHNOLOGIES, INC.

By:	/s/ Paul B. Domorski	Date:	November 6, 2008
Paul B. Domorski
President, and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gary B. Shell	Date:	November 6, 2008
Gary B. Shell
Senior Vice President, Chief Financial
Officer and Treasurer (Principal Financial Officer)