Form 10-K
period 2008-12-31
EMS TECHNOLOGIES INC
filed 2009-03-16
CIK 32198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
Commission File #0-6072
EMS TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Georgia	58-1035424

(State or other jurisdiction of incorporation or organization)	(IRS Employer ID Number)

660 Engineering Drive, Norcross, Georgia	30092

(Address of principal executive offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (770) 263-9200
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Exchange on Which Registered
Common Stock, $.10 par value	Nasdaq Global Select Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The aggregate market value of voting stock held by persons other than directors or executive officers as of June 28, 2008 was $343 million, based on a closing price of $22.09 per share. The basis of this calculation does not constitute a determination by the registrant that all of its directors and executive officers are affiliates as defined in Rule 405.
As of March 10, 2009, the number of shares of the registrant’s common stock outstanding was 15,202,024 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Company’s definitive proxy statement for the 2009 Annual Meeting of Shareholders of the registrant is incorporated herein by reference in Part III of this Annual Report on Form 10-K.
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
Item 1. Business
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
Item 9B. Other Information.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Item 13. Certain Relationships and Related Transactions and Director Independence
Item 14. Principal Accountant Fees and Services
PART IV
Item 15. Exhibits, Financial Statement Schedules
SIGNATURES
EX-4.4
EX-4.5
EX-4.6
EX-4.7
EX-4.8
EX-4.9
EX-4.10
EX-10.4
EX-10.6
EX-10.7
EX-10.8
EX-10.17
EX-10.22
EX-10.23
EX-10.31
EX-14.1
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32

FORWARD-LOOKING STATEMENTS
The discussions of the Company’s business in this Report, including under the caption “Business“ ”Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, and in other public documents or statements that may from time to time incorporate or refer to these disclosures, contain various statements that are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “plan,” “expect,” “believe,” “anticipate,” “estimate,” “will,” “should,” “could” and other words and terms of similar meaning, typically identify such forward-looking statements. Forward-looking statements include, but are not limited to:
1.	statements about what the Company or management believes or expects,

2.	statements about anticipated technological developments or anticipated market response to or impact of current or future technological developments or product offerings,

3.	statements about potential or anticipated benefits of recent acquisitions,

4.	statements about trends in markets that are served or pursued by the Company,

5.	statements implying that the Company’s technology or products are well-suited for particular markets, and

6.	statements about the Company’s plans for product developments or market initiatives.
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

2 of 82

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
In the early 1980’s, we developed a line of wireless mobile computers and local-area network products for use in materials-handling applications. These products enable our industrial customers to connect mobile employees to central data networks and take advantage of sophisticated enterprise software and automatic-identification technologies such as bar-code scanning and voice recognition.
Since the mid-1990’s, we have expanded into several new markets through the development or acquisition of additional product lines. We have established an industry-leading position in the market for high-speed, two-way satellite communications solutions for use on aircraft and other mobile platforms, and we develop and market product antennas and terminals and support services for use by search-and-rescue and emergency-management organizations around the world.
Today, our wireless and satellite communications offerings serve the aeronautical, defense, maritime, commercial space and auto-identification/data capture markets making possible mobility, visibility and intelligence. For example, our Satellite Communications segment supplies both high- and low-speed data communications equipment, which enable voice, e-mail, tracking, video conferencing and Internet capabilities on aircraft. Additionally, this segment’s efforts in software and hardware for search and rescue applications are recognized as having helped save tens-of-thousands of lives around the globe. Our LXE segment develops supply chain logistics solutions with its wireless network infrastructure and rugged mobile computers. Our Defense & Space (“D&S”) segment provides microwave solutions to the military for space and terrestrial platforms that enable net-centric communications, situational awareness, electronic countermeasures, and precision strike capabilities, as well as provides satellite beam forming systems that deliver powerful signals to homes, automobiles and aircraft for live television and digital satellite radio services.
Competitive Strengths
Technological Leadership
Since our founding in 1968, we have been an innovative leader in the development and commercialization of wireless communications technologies. Early in our history, we pioneered the use of ferrite materials for electronic beam forming, a practice that remains important in many sophisticated defense communications applications. Our more recent innovations include the following products which we believe were the first in their respective markets: airborne terminals for high-speed, two-way data transmission via satellite for the communication of voice and data in the military, business and air transportation markets; antenna systems allowing commercial airlines to provide satellite television to passengers, and satellite anti-jam systems to protect commercial communication satellites from jamming and transponder hijackings.
Commitment to Research and Development
We continually devote significant resources to research and development that enhances and maintains our technological advantages, and enables us to overcome the substantial technical barriers that are often encountered in the commercialization of sophisticated wireless communications hardware. Over the past three years, we have invested an aggregate of $54 million in company-sponsored research and development. In addition, our work under government and commercial contracts for new wireless communications hardware often leads to innovations that benefit us on future contracts and product development efforts. Approximately 30% of our employees hold engineering degrees, and our engineers actively participate in professional and industry technical conferences and working groups. As of December 31, 2008, our personnel have been awarded, and have assigned to us, 52 currently active U.S. patents and 26 foreign patents. In addition, as of December 31, 2008, we had pending applications for

3 of 82

approximately 13 U.S. and 21 foreign patents covering various technology improvements and other current or potential products.
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
Strong Customer Relationships
During our 40 years of operation, we have developed cooperative and ongoing relationships with important commercial and government customers. We build and strengthen these relationships by anticipating and recognizing our customers’ needs, by working with them to understand how we should focus our internal innovation efforts, and by providing customers with technologically advanced and cost-effective solutions coupled with excellent customer service. We continue to receive important orders and contracts from companies that have been our customers or industrial partners for many years. We are particularly proud of the recognitions that we have received from our customers, such as 100% supplier-quality ratings from the Harris Government Communications Division and Lockheed Martin Aeronautics, the Silver Supplier Award from Northrop Grumman Space Systems, and nine successive 100% award fees on the B-2 EHF Satellite Communications system contract from Northrop Grumman.
Diverse Global Customer Base
We offer multiple wireless product lines to a diverse customer base through facilities in 13 countries. None of our customers were responsible for more than 10% of our annual net sales during any of the years ended December 31, 2008, 2007 or 2006. Sales to various customers for U.S. government end use accounted for 40.8% of our net sales in 2008, 24.6% of our net sales in 2007 and 21.3% of our net sales for 2006. Additionally, 39.6%, 38.8% and 31.6% of our net sales for 2008, 2007 and 2006, respectively, were derived from sales to customers outside the U.S. We believe our geographically diverse customer base and broad range of products provide us ample opportunity to grow our business and help mitigate the effects of a downturn in any one of our markets.
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

4 of 82

Accordingly, we are organized into three separately managed reporting segments, as follows:

		Percentage of Net Sales
Segment	Primary Operations	2008	2007	2006
Defense & Space	Engineered hardware for satellites, defense and electronics applications (primarily defense)	22.9	20.5	20.1

LXE	Rugged mobile terminals and related equipment for wireless data collection (predominantly commercial)	43.5	48.2	52.8

Satellite Communications	Satellite communications antennas, terminals and networking equipment for aircraft, and ground-based vehicles and satellite ground stations for search and rescue operations (majority commercial)	33.6	31.3	27.1
Defense & Space
The Defense & Space (“D&S”) segment principally develops advanced microwave-based hardware for use on satellites and in other defense electronics applications. Its products are also used in a number of commercial and civil ventures, including high-capacity communications satellites, direct broadcast radio systems, and systems for bringing satellite television signals to homes, automobiles and to the seat backs of commercial airliners. D&S products are sold primarily to space and defense prime contractors or commercial communications systems integrators rather than to end-users, and are deployed on space, airborne, naval and terrestrial platforms. D&S also performs research and development services directly for the U.S. Department of Defense.
Defense markets are vital to D&S. Secure communications, as well as intelligence and surveillance systems, are being newly developed or significantly upgraded as part of the U.S. Department of Defense initiatives to transform military communications and to achieve “information dominance” over adversaries. European defense ministries are also pursuing significant new and upgraded systems, particularly for satellite communications. D&S provides defense customers with critical subsystems and components for terrestrial, airborne and space-based communication, and for radar and electronic warfare systems, and supports advanced surveillance, electronic counter-measure and secure communications capabilities. Our D&S facilities meet requirements for performing on classified, including special access, military programs, and over 270 of our personnel hold Department of Defense security clearances.

Products/Services	Key Features/Benefits	Selected Applications	Programs

Space Hardware Systems	Microwave subsystems capable of high-frequency, low noise, high-power and fast switching, facilitating jam-resistant, secure mobile communications and surveillance	High-rate commercial and secure military communications	Wideband Global SATCOM (WGS), Advanced EHF (AEHF), Transformational Satellite (TSAT), National Security Programs, W2A, Skynet 5

		Earth observation/Environmental sensing	COSMO, SARLUPE, National Polar- Orbiting Environmental Satellite Systems (NPOESS)

		Direct broadcast television (incl. HDTV)	DirecTV, Globalstar 2, Yahsat

		Direct broadcast radio	SIRIUS-XM

Communications-On-The Move RF Front End Systems	Small, low profile, low radar signature (stealth), high performance, and agile beam antenna, RF electronics, and positioning systems	Airborne commercial Ku broadband and TV receive product for in-flight entertainment	JetBlue, Frontier, WestJet, Virgin Blue Airlines, Panasonic eXconnect

		Military tactical communications (airborne, ship, ground mobile, and soldier)	F-22 Intra-Flight Data Link, High Altitude Long Endurance (HALE) Datalink, Hawklink MH-60 Datalink, WIN-T Army Mobile

5 of 82

Products/Services	Key Features/Benefits	Selected Applications	Programs

DataLinks, Navy Airborne Data Links.

		Military SATCOM communications (airborne, ground mobile, and soldier)	B2 Satellite Communiucations

Radar and Electronic Warfare Microwave Systems	Low loss, high power ferrite components and electronic systems, and front end panels	Defense electronic surveillance and countermeasure	EW — F-16, AQL-211 Radar — Phalanx, JSTARS

Smart Weapons	Small, flat, conformal millimeter wave radar antenna systems that allow for co-boresighting of laser and EO/IR for tri-mode missile seekers	Precision strike air-to-ground missiles	Joint Air to Ground Missile (JAGM), Small Diameter Bomb II
LXE
The LXE segment designs, manufactures and installs rugged mobile computers for use with wireless local area networks (“WLANs”). These systems enable a customer to collect data and transact supply-chain execution events in real-time, which is critical to the speed and efficiency that sophisticated businesses are seeking in their materials-handling operations. LXE’s products are designed to operate in harsh environments and in settings with difficult radio-connectivity characteristics. They are used primarily in logistics applications such as distribution centers and container port operations, markets that LXE products first addressed in the early 1980’s. By providing network connectivity for mobile users, LXE’s products increase the accuracy, timeliness and convenience of data collection and information access. The increased use of improved computing and advanced automatic-identification technologies (such as voice recognition and RFID) and the widespread adoption of the 802.11 WLAN (“WiFi”) standards are creating new demand and applications in established industrial markets, as well as in other vertical markets, such as transportation and service applications.
LXE’s rugged terminals and WLANs have been installed at more than 7,500 sites worldwide, including the facilities of many Fortune 500 companies and some of the world’s largest materials-handling installations. In 2008, 2007 and 2006, approximately 56%, 55% and 50% of LXE’s net sales were generated outside the U.S., respectively.
A typical LXE system consists of mobile terminals that incorporate WLAN, wireless wide-area network (“WWAN”) radios, and automatic-identification capabilities, network access points that provide a radio link to the wired network and associated host computers, and software that manages and facilitates the communications process. LXE’s systems generally incorporate barcode scanning or other automatic-identification capabilities, and are primarily based on the 802.11 open system standards. Uses include employment of real-time data communications in directing and tracking inventory movement in a large warehouse, manufacturing facility, or container yard. LXE products normally are used in conjunction with IT infrastructure products provided by others, such as host computer systems and inventory-management or other applications software.
LXE generally designs and manufactures the mobile computers it sells for use in wireless systems. In addition, LXE sells certain handheld models that it jointly designed with original equipment manufacturers. LXE’s computers are intended to be either handheld or mounted on a forklift or other vehicle, and are ruggedized to withstand harsh conditions in warehouses and port facilities. LXE has also recently introduced a range of rugged mobile terminals that can be worn by the operator, either on the wrist, or belt-mounted. The latest generation of mobile computers has significantly more computing power than previous models, supports the Windows® and Windows CE® operating systems, and offers improved power-management features and superior ergonomics. Radio access points and other infrastructure products are generally acquired from third parties for resale and installation by LXE. With the acquisition of Akerstroms Trux AB, LXE has expanded its product offerings to include mobile computers for warehouse and production environments that support the Windows XP® operating systems.
Over the past several years, LXE has made a substantial commitment to the use of alternative auto-identification technologies, including imaging, voice recognition, and mobile RFID, in the execution of distribution tasks. Innovations include implementation of voice-directed applications on LXE’s entire Windows CE product line

6 of 82

through the use of sophisticated audio controls and noise reduction techniques, development of a standards-based wearable computer to enable hands-free picking and other warehousing functions, and integration of Bluetooth® technology in demanding industrial environments. In conjunction with several supply chain execution software partners, LXE has also developed concepts for the concurrent use of these technologies, which have the potential to make warehouse activities much more efficient. LXE has been recognized by leading industry analysts for its thought leadership in distribution operations.
Hardware is marketed both to end-users and to integrators (such as value-added resellers who provide inventory management software) that incorporate it with their products and services for sale and delivery to end-users.

Products/Services	Key Features/Benefits	Selected Applications	Customers

Hand-Held Terminals	Small, lightweight and rugged, providing true mobility	Warehousing, Logistics

Vehicle-Mounted Terminals	Heavier-duty design for use on forklifts, cranes, and other material handling vehicles		Consumer product manufacturers,

Wearable Terminals	Very small and lightweight with ergonomic schemes for mounting on operators	Warehouse order picking	Third-party logistics providers, Retailers, Container port operators

Wireless Networks	Communications link between mobile computers and local network, primarily based on 802.11 standard

Host connectivity software; accessory products; maintenance services	Industry-standard connectivity to various host computers; enhanced system functionality; extended service on either a contract or pay-as-you-go basis
Satellite Communications
The Satellite Communications reporting segment includes the previously reported SATCOM segment, and the newly acquired Sky Connect business which was acquired in August 2008. Satellite Communications designs and develops satellite-based communications, tracking, and messaging solutions through a broad array of terminals and antennas for the aeronautical, ground-mobile, and emergency management markets. Satellite Communications’ products enable customers in aircraft and other mobile platforms, such as military command vehicles, service vehicles and transport trucks, to communicate over satellite networks at a variety of data speeds. Most of Satellite Communications’ growth and major product expansions have occurred since 2004.
The demand for mobile communications has driven the rise of satellite communications system use on business and commercial jets around the world. EMS continues to lead the industry as a key supplier of Inmarsat Swift64 and SwiftBroadband products that support airborne communications at DSL speeds. Satellite Communications’ high-speed data terminals, antennas and networking products are designed for use in the aeronautical market. We believe that we are the top supplier of Swift64 high-speed data communications equipment, garnering more than an estimated 75% of the high-speed data satcom market for military aircraft. Satellite Communications’ eNfusion Broadband™ line of aeronautical products enable voice, e-mail, videoconferencing and Internet capabilities on a broad variety of aircraft. Satellite Communications directly sells equipment and technology under the SATCOM brand name and also sells indirectly as a supplier to the three major avionics manufacturers. Satellite Communications’ customers include Fortune 100 companies and the U.S. Government’s VIP Fleet.
In the air transport market, Satellite Communications delivers its equipment and technology through partners to airlines such as Air France, Ryanair, and TAP. Satellite Communications’ terminals, antennas and networking equipment provide a globally capable solution for a broad variety of aircraft. One variant provides office-like communications capabilities to the cabin while providing critical safety communications capabilities to the cockpit. Satellite Communications’ CNX® Cabin Gateway family of networking products is widely used for airborne networking equipment, and variations of this product line offer compression and acceleration of data, enabling users to get more for less. Satellite Communications’ antennas are mounted on the fuselage or on the tail to accommodate

7 of 82

a variety of aircraft, including the Global Express, Dassault 7X, G-550, and A320. More than 1,300 of Satellite Communications’ antennas have been installed in more than 35 different types of aircraft. Satellite Communications also sells an antenna specifically for military use. This antenna is mounted in the forward hatch of a C-130 aircraft and, when connected to the transceiver, provides instant communications that can be rolled on and off the aircraft.
Satellite Communications pursues opportunities to meet satellite-based communications needs of ground-based vehicles. Its family of products includes the PDT or packet data terminal, which is used for messaging, telemetry and tracking applications. Satellite Communications has been successful in supplying these terminals and the associated data services to military customers for Blue Force Tracking systems used by NATO, and in the transport trucking market in North America. Satellite Communications is also the leading worldwide supplier of search and rescue ground terminals and emergency-management software for use with the Cospas-Sarsat satellite constellation.
Satellite Communications markets and sells most of its hardware through distributor channels. Third-party distributors sell directly to end—users, such as the aircraft manufacturers. One of Satellite Communications’ most significant distribution channels relates to technology components or avionics terminal systems sold through the three major avionics OEMs; Honeywell, Rockwell Collins, and Thales. Satellite Communications directly markets its emergency-management products to end-user organizations in governments worldwide.

Products/Services	Key Features/Benefits	Selected Applications	Customers

Aeronautical Antennas	Mechanically and electronically-steered antennas for two-way communications connected to an aircraft’s satcom, steerable antenna systems for live television from broadcast satellites	Corporate aircraft, government and military aircraft, commercial airlines	Gulfstream, Bombardier, Honeywell, Dassault, Thales, L3 Communications, Boeing

Aeronautical Terminals	Provide aircraft operators with two-way high-speed data (broadband) capability	Corporate aircraft, government and military aircraft, commercial airlines	Corporate aircraft modification centers, U.S. Department of Defense, Northrup-Grumman, L3 Communications, Boeing, Rockwell-Collins, Honeywell, Thales

Satellite Packet Data Terminals	Two-way messaging and location information in North America, Mexico Central America, and Afghanistan	Transportation, Public Safety, Workforce Automation, Oil and Gas Remote Monitoring and Control, Force Tracking	Long-Haul Trucking Companies, @Road, NATO

Emergency Management Products	Hardware and software features for search and rescue (SAR) systems	Rescue and Mission Control Centers	Over 18 Governments Worldwide
Additional information regarding our revenues, earnings and total assets for each of our reportable operating segments and the revenues and assets for each major geographic area for 2008, 2007 and 2006 is included in Note 11 of our consolidated financial statements included immediately following the signature page to this Annual Report on Form 10-K.
Acquisitions Completed in 2008
Akerstroms Trux
The Company acquired Akerstroms Trux AB (“Trux”) of Bjorbo, Sweden on February 8, 2008. At that time, Trux had approximately 20 employees. Trux was an international company with focus on development, sales and marketing of robust and reliable vehicle-mount computing solutions for warehousing and production environments in the Nordic region. The acquisition of Trux brings to the Company a new, market-ready Windows XP-based product line targeted at customers running advanced wireless applications in demanding warehousing and

8 of 82

production environments. Since its acquisition, Trux’s product line, manufacturing process, and its employees and financial results have been integrated into the Company’s LXE operating segment.
Sky Connect
The Company acquired Sky Connect, LLC (“Sky Connect”) of Takoma Park, MD on August 15, 2008, and its operating results after that date are included in the Company’s Satellite Communications segment. Sky Connect has approximately 20 employees and offers a range of satellite-based tracking, text messaging, and telephone systems for airborne, ground-based, and marine applications in both the commercial and government markets. Sky Connect provides automated flight tracking with true worldwide coverage. Aircraft phone systems support headset interfaces plus corded or cordless handsets. Sky Connect uses the Iridium satellite network for complete earth coverage and mission effectiveness.
Sky Connect’s innovative and flexible offering provides 100 percent global coverage on the Iridium satellite network and continues to lead the industry in the development of integrated Machine-to-Machine (“M2M”) and voice applications. Iridium is increasingly the platform of choice for tracking of aviation, marine and land-mobile assets on the move, with over 50,000 M2M data units deployed.
Acquiring Sky Connect complements the Company’s aero-connectivity strategy by adding Iridium hardware and services business targeting the growing general aviation market. In addition, Sky Connect’s efforts with Qantas, Air New Zealand and El Al parallel our similar expansion into the air transport market. We also anticipate synergies with our emerging Blue-Force-Tracking programs.
Acquisitions Completed in 2009
During 2008, the Company negotiated two additional acquisitions that have closed during 2009. These new businesses had no effect on 2008 results, but will be reflected in the Company’s results of operations from their respective dates of acquisition.
Formation
The Company acquired Formation, Inc. (“Formation”) of Moorestown, NJ on January 9, 2009. Formation has approximately 110 employees and designs and manufactures hardware and software products and provides related engineering services for the defense, aviation, data communications and transportation industries. Its products include rugged hard disks, advanced integrated recorders, avionics-class servers, and rugged wired and wireless networks. Formation’s fastest-growing products are its rugged servers and cabin Wireless Access Points (“WAP’s”), which enable aircraft broadband systems to extend connectivity to laptops and personal digital assistants (“PDA’s”). Formation’s hardware supports in-flight communications regardless of whether the connectivity is through terrestrial or satellite-based networks. Formation is an approved direct supplier to Airbus and also is a major supplier to Rockwell Collins, Aircell and Panasonic. Formation and EMS have common supplier relationships and complementary customer bases in the avionics, defense and transportation markets.
Acquiring Formation signals the Company’s continued investment in its aero-connectivity strategy to become a more comprehensive solutions provider. Our goal is to meet the growing demand for aeronautical communications from airlines and business aircraft owners, as well as governments. With Formation, the Company covers the spectrum of air-connectivity solutions, delivering the platforms and systems airlines want across multiple satellite platforms.
Satamatics
Satamatics Global Limited (“Satamatics”) was acquired on February 13, 2009. Satamatics has approximately 50 employees and is a global telematics company, which provides customized, end-to-end tracking and monitoring solutions that will work anywhere in the world. Satamatics enables land transport, security, maritime and oil and gas organizations to locate, track and communicate with mobile assets, safeguard their fleets, cargo and personnel, and monitor their fixed and mobile assets in the most hostile or remote terrains in the world. Operating with Inmarsat’s IsatM2M satellite service, Satamatics enables organizations to locate, track and communicate with mobile assets,

9 of 82

safeguard fleets, cargo and personnel, and monitor fixed assets in the world’s most hostile and remote areas. Founded in 2001, Satamatics has an extensive worldwide distribution network of value-added resellers, but also supplies direct to end users complete tracking and monitoring solutions (hardware, airtime and mapping) for land transport, oil and gas, and maritime industries.
The acquisition complements the Company’s existing Iridium- and Inmarsat-based tracking solutions. Acquiring Satamatics extends the Company’s satellite capabilities into the growing M2M market using low- cost satellite data terminals, and further strengthens EMS as a market leader in satellite-based applications for tracking people and assets worldwide. We anticipate significant synergies with the Company’s current satellite-based helicopter and military-vehicle tracking businesses. In particular, we expect promising growth for security and logistics applications in the road transport market, particularly in South America, Africa and the Middle East.
With these acquisitions, the Company has the capabilities to adapt products and technologies from one aero-connectivity application to another, enabling the Company to get to market faster and more profitably than companies entering the market today.
Sales and Marketing
Our D&S unit produces highly technical products that are often co-engineered with the customer. For these products, internal personnel with strong engineering backgrounds conduct significant sales efforts. D&S also utilizes independent marketing representatives, both in the U.S. and internationally, selected for their knowledge of local markets and their ability to provide technical support and ongoing, direct contact with current and potential customers.
The development of major business opportunities for D&S often involves significant bid-and-proposal effort. This work often requires complex pre-award engineering to determine the technical feasibility and cost-effectiveness of various design approaches.
The markets for space and defense electronics comprise a relatively small number of large customers, which are typically first or second-tier contractors. Our D&S marketing efforts rely on ongoing communications with this base of potential customers, to determine customers’ future needs and to inform customers of our capabilities and recent developments. Technical support and service after the sale are also important factors that affect our ability to maintain strong relationships and generate additional sales.
The sales and marketing strategies for our other segments involve direct sales to end-users, and sales to third parties that incorporate our hardware with their products and services for delivery to end-users. Third parties include strategic partners, value-added resellers, distributors and independent marketing representatives in approximately 35 countries.
LXE maintains a direct sales force across North America and salespersons working through nine international subsidiaries (seven in Europe), all assisted by inside sales and sales support staff. Satellite Communications markets its products to major airframe manufacturers, avionics original equipment manufacturers (“OEM”), aircraft operators and owners, a network of completion centers that install aeronautical products, and in the case of its TMS Group, Value Added Resellers.
Research, Development and Intellectual Property
We spent $19.4 million, $18.8 million and $15.8 million in 2008, 2007 and 2006, respectively, on company-sponsored research and development. In addition, our work under government and commercial contracts for new wireless communications hardware creates new intellectual property owned by the Company, which often leads to innovations that benefit us on future contracts and product development efforts; most of the costs for this work are included with the overall manufacturing costs for specific orders.
We use both patents and trade-secret procedures to protect our technology and product development efforts. With respect to patents, as of December 31, 2008, we owned 52 currently active U.S. patents, expiring 2009 through 2027, and 26 foreign patents expiring 2012 through 2022. We do not expect that any impending patent expirations

10 of 82

will have a material effect on our business. In addition, as of December 31, 2008, we had pending applications for approximately 13 U.S. and 21 foreign patents, covering various technology improvements and other current or potential products. While we expect to continue to expand our patent activities, we also believe that many of our processes and much of our know-how are more efficiently and effectively protected as trade secrets, and we seek to maintain that protection through the use of employee and third-party non-disclosure agreements, physical controls and need-to-know restrictions.
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
Backlog
The backlog of firm orders related to continuing operations as of December 31, 2008, was $185.9 million, compared with $127.7 million as of December 31, 2007. Many customers of LXE and Satellite Communications’ typically require short delivery cycles; as a result, these units usually convert orders into revenues within a few weeks, and they do not build up an order backlog that extends substantially beyond one fiscal quarter. However, backlog is very important for D&S, due to the long delivery cycles for its products. The backlog for D&S as of December 31, 2008 was $114.9 million compared with $65.7 million as of December 31, 2007. Approximately 50% of the orders in D&S’s backlog are expected to be filled in 2009.
Manufacturing
For some of our products, particularly those of D&S, we perform extensive manufacturing operations, including the formulation and fabrication of unique ferrite-based ceramic materials, precision machining, and the production of advanced integrated electronic circuitry. For others, we primarily perform final assembly and test manufacturing functions. Our manufacturing strategy is:
•	to perform those functions for which we have special capabilities and that are most critical to quality and timely performance,

•	to equip ourselves with the modern tools we need to perform our manufacturing functions efficiently,

•	to use outside sources for functions requiring special skills that we do not have, or that do not offer attractive potential returns, or to perform standard tasks at a competitive price leaving our internal resources to focus on providing the quicker response for special needs and skills, and

•	to further improve the cost-effectiveness and time-to-market of our manufacturing operations.
All of our production activities have been ISO 9001:2000 and AS9100 certified. Our facilities, equipment and processes enable us to meet all quality and process requirements applicable to our products under demanding military and space hardware standards, and we are also certified by the U.S. Federal Aviation Administration and Transport Canada to manufacture equipment for installation on commercial aircraft.
Materials
Materials used in D&S products consist of magnetic microwave ferrites, metals such as aluminum and brass, permanent magnet materials and electronic components such as motors, servos, transistors, diodes, integrated circuits, resistors, capacitors, ASICs, FPGAs and printed circuit boards. Most of the raw materials for the formulation of magnetic microwave ferrite materials are purchased from two suppliers, while permanent magnet materials and space-qualified electronic components are purchased from a limited number of suppliers. Electronic components and metals are available from a larger number of suppliers and manufacturers.

11 of 82

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
Our advanced technology products often require sophisticated subsystems supplied or cooperatively developed by third parties having specialized expertise, production skills and economies of scale. Important examples include critical specialized components and subsystems required for successful completion of particular D&S programs, and application-specific integrated circuitry and computers incorporated into LXE products. In such cases, the performance, reliability and timely delivery of our products can be heavily dependent on the effectiveness of those third parties.
We believe that our present sources of required materials are adequate, and that the loss of any supplier or subassembly manufacturer would not have a material adverse effect on our business as a whole. In the past, shortages of supplies and delays in the receipt of necessary components have not had a material adverse effect on shipments of our established products. However, from time to time the roll-out of new standard products, and our performance on D&S programs, have been adversely affected by quality and scheduling problems with developers/suppliers of critical subsystems. In some cases these problems have resulted in significant additional costs to us and in difficulties with our customers. Such problems could have a material adverse effect on the Company if they recur in the future.
Competition
We believe that each of our reportable segments is an important supplier in its principal markets. However, these markets are highly competitive, and some of our competitors have substantial resources that exceed ours. We also compete against smaller, specialized firms.
D&S competes with specialized divisions of large U.S. industrial concerns, such as Boeing, Lockheed Martin, L3 Communications, DRS Technologies, Inc., Northrop Grumman, Harris Corporation, and BAE, as well as with such non-U.S. companies as COMDEV of the European space market. Some of these companies, as well as others, are both potential competitors for certain contracts and potential customers on other contracts. In addition, D&S occasionally experiences competition from existing or potential customers when they choose to develop and manufacture products internally rather than purchasing them from us.
LXE’s principal competitors include Intermec, Motorola, and Psion Teklogix. In Satellite Communications’ markets, our competitors include Thrane & Thrane, Chelton, Ltd., Tecom, and Qualcomm.
We believe that the key competitive factors in all of our reportable segments are product performance (including quality and reliability), technical expertise and ongoing support to customers, time-to-market, time-to-ship and adherence to delivery schedules, and price.
Employees
As of December 31, 2008, we had approximately 1,200 employees. Approximately 50% of our personnel are directly involved in engineering or manufacturing activities. No employees are represented by a labor union. Management believes that the Company’s relationship with its employees is good. Since December 31, 2008, we have added approximately 160 employees with the acquisitions of Formation and Satamatics.
Government Regulation
Certain of our products are subject to regulation by various agencies in the U.S. and abroad. The radios used in the wireless networks sold by LXE, and in the satellite communications terminals sold by our Satellite Communications segment, must have various approvals from the U.S. Federal Communications Commission and similar agencies in

12 of 82

other countries in which those systems are sold. Our airborne satellite communications equipment requires certifications from the U.S. Federal Aviation Administration for installation on civil aircraft. In addition, a large portion of net sales of D&S is derived from government end-use contracts that are subject to a variety of federal acquisition regulations, including pricing and cost-accounting requirements, and in many cases are subject to security requirements related to classified military programs.
The European Union and certain European countries outside the EU impose standards for electrical safety and electromagnetic compatibility, and prohibit or limit the use of certain substances in electrical and electronic equipment, which affects many of our products sold in those countries. All of the LXE products are Restriction of Hazardous Substances (“RoHS”) and Waste Electrical and Electronic Equipment (“WEEE”) compliant. These regulations must be met to market and sell products in all European Union, as well as most Asian, countries.
Our handheld products also must be Specific Absorption Rate (“SARS”) compliant to ensure products worn or used near the body pass a rigorous test which measures the rate at which the body would absorb radio frequency energy.
We believe that our products and business operations are in material compliance with current standards and regulations. However, governmental standards and regulations may affect the design, cost and schedule for new products. In addition, future regulatory changes could require modifications in order to continue to market certain of our products.
Our products for use in defense applications and on satellites are subject to the U.S. State Department’s International Traffic in Arms Regulations, and as a result we must obtain licenses in order to export these products or to disclose their non-public design features to persons who are not citizens or permanent residents of the United States. We have trained internal personnel to monitor compliance, to educate our personnel on the restrictions and procedures, and to process license applications. The licensing process occasionally prevents us from working with non-U.S. suppliers on European or Asian space programs, and it also affects the extent to which we can involve our Canada-based engineers in D&S programs, or use D&S engineers and capabilities to assist our Canadian operations on their products or programs.
EXECUTIVE OFFICERS OF THE REGISTRANT
Information concerning the executive officers of the Company, and their ages as of December 31, 2008 is set forth below:
Paul B. Domorski, age 52, became President, Chief Executive Officer and a Director of the Company in June 2006. For three years prior to joining EMS, he served as Vice President of Avaya Inc., with operational responsibilities for its services business. From 2000 to 2002, he served as President and CEO of, and then as a consultant for, RSL Communications, Ltd. during its restructuring. From 1997 to 2000, he served as President of British Telecom Syncordia Solutions, a combined products/services outsourcing and solution provider that was organized from other British Telecom businesses.
Neilson A. Mackay, age 68, was appointed Chief Operating Officer and Executive Vice President of the Company in July 2008. He previously served as Executive Vice President — Strategy from December 2007, and Vice President — Corporate Development and President of SATCOM from March 2007 until December 2007. From 2001 to 2007, he served as Senior Vice President and General Manager of SATCOM. He joined the Company in January 1993, when the Company acquired an Ottawa, Ontario-based space satellite communications business of which he served as President.
Gary B. Shell, age 54, was appointed Senior Vice President, Chief Financial Officer and Treasurer in May 2008. He previously served as Vice President, Finance from November 2007 and as Vice President, Corporate Finance (2004-2007), and in those capacities was the Company’s chief accounting officer. He had served as Director, Corporate Finance from 1998 to 2004. He joined the Company in 1983 as Corporate Financial Analyst. Mr. Shell is a certified public accountant, having formerly served on the audit staff of KPMG LLP.
Timothy C. Reis, age 51, became Vice President and General Counsel of the Company in August 2005. He is responsible for the legal affairs of the Company and its operating subsidiaries. Mr. Reis first joined the Company in

13 of 82

2001 as Assistant General Counsel. Previously, he was engaged in the private practice of law with King & Spalding and as in-house counsel for United Parcel Service and for Manufacturers Hanover, a New York bank, focusing his practice on intellectual property and technology transactions.
Perry D. Tanner, age 50, was appointed Vice President of Marketing and Information Management in June 2008. He joined the Company as Vice President of Marketing in December 2006. For the four years prior to joining EMS, he owned and operated Book Lovers, LLC, a Georgia based corporation, which owns several bookstores. From 1991 to 2002, he held a variety of marketing, sales and operations positions with Scientific Atlanta, Inc. including serving as Vice President of Marketing from 2000 to 2002, Division President and General Manager for its Satellite Television Networks division from 1997 to 2000, and Vice President and General Manager for its Transmission Networks division from 1993 to 1997.
Gary M. Hebb, age 48, was named as Vice President Innovation and Strategy in February 2009. He previously had served as Vice President and General Manager of SATCOM from March 2007. He joined SATCOM in 1990, and since then has been given assignments of increasing responsibilities, including appointment as Vice President of Engineering and Business Development in 2000, a position he held until 2007. Before joining SATCOM, Mr. Hebb worked for Rohde & Schwarz on direction-finding systems and at Hermes Electronics, on both software and hardware.
David M. Sheffield, age 47, became Vice President, Finance and Chief Accounting Officer of the Company in August 2008. From 2005 until 2008, Mr. Sheffield served as Vice President, Finance and Accounting, for Allied Systems Holdings, Inc., a vehicle-hauling company providing a range of logistics and other support services to the automotive industry. From 2003 to 2005, he served as Vice President and Chief Accounting Officer for Matria Healthcare, Inc. Mr. Sheffield, a certified public accountant, also held senior accounting and finance positions with Rubbermaid, Gulfstream Aerospace and Safety-Kleen, after beginning his career with Deloitte & Touche LLP.
David A. Smith, age 57, joined the Company as Vice President and General Manager of D&S in April 2007. For the two years prior to joining the Company, he served as CEO and managing director of Metal Storm Inc., a provider of projectile launching systems. He served as President and COO of Sensytech Inc., a manufacturer of undersea and electronic countermeasure systems from 2002 to 2004, Senior Vice President and General Manager of Quixote Corporation from 1999 to 2002, and Vice President of Operations for Amphenol Corporation from 1996 to 1999.
William H. Roeder, age 54, currently serves as Senior Vice President, and Acting General Manager of LXE, Inc. Previously, he served in roles at LXE as Deputy General Manager, Vice President of Engineering, Vice President of Marketing, and Vice President of the Transportation Business unit. Before joining the Company, Mr. Roeder spent 11 years with Reliance Electric where he held various positions in engineering and product management.
Joanne Walker, age 44, was appointed Vice President and General Manager of SATCOM in February 2009. Prior to this promotion, she was Vice President of Business Operations for SATCOM from 2005. Ms. Walker joined the Company in 1990 and has been responsible for the manufacturing, supply chain management and operations engineering during the Company’s transition from aerospace research to the mass manufacturing of marketable communication systems. Ms. Walker led major advances in the division’s inventory management and manufacturing processes. She also acted as SATCOM operations manager until 1998 and then as director of business operations until 2005.

14 of 82

Item 1A. Risk Factors
Our business is subject to certain risks, including the risks described below. This Item 1A does not describe all risks applicable to our business and is intended only as a summary of the most significant factors that affect our operations and the industries in which we operate. More detailed information concerning these and other risks is contained in other sections of this Annual Report on Form 10-K. The risks described below, as well as the other risks that are generally set forth in this Annual Report on Form 10-K, and other risks and uncertainties not presently known to us or that we currently consider immaterial, could materially and adversely affect our business, results of operations and financial condition. Readers of this Annual Report on Form 10-K should take such risks into account in evaluating any investment decision involving our common stock. At any point, the trading price of our common stock could decline, and investors could lose all or a portion of their investment.
Risks Related to Our Business
In addition to general economic conditions, both domestic and foreign, which can change unexpectedly and generally affect U.S. businesses with worldwide operations, we are subject to a number of risks and uncertainties that are specific to us or the businesses we operate:
Decisions by our customers about the timing and scope of capital spending, particularly on major programs, can have a significant effect on our net sales and earnings.
Each of our businesses is dependent on our customers’ capital spending decisions, which are affected by numerous factors, such as general economic conditions, end-user demand for their particular products, capital availability, and comparative anticipated returns on their capital investments. In addition, large defense programs are an important source of our current and anticipated future net sales, especially in D&S. Customer decisions as to the nature and timing of their capital spending, and developments affecting these large defense programs, can have a significant effect on us. Our net sales and earnings would decline in the event of general reductions in capital spending by our customers, or delay in the implementation of, or significant reduction in the scope of, any of the current or major anticipated programs in which we participate.
If our commercial customers fail to find adequate funding for major potential programs, or our government customers do not receive necessary funding approvals, our net sales would decline.
To proceed with major programs, such as satellite data-communications systems, our customers typically must obtain substantial amounts of capital, from either governmental or private sources. The availability of this capital is directly affected not only by general economic conditions, but also by political developments and by conditions in the private capital markets. Global financial markets have experienced extreme disruptions in recent months, including, among other things, substantially reduced liquidity and availability of credit. If adequate funds are not available to our targeted customers for these programs, our expected net sales may be adversely affected. Large defense programs are often funded in multiple phases, requiring periodic further funding approvals, which may be withheld for a variety of political, budgetary or technical reasons, including the effects of defense budget pressures on near-term spending priorities. Such multi-year programs can also be terminated or modified by the government in ways adverse to us and, in many cases, with limited notice and without penalty. These developments would reduce our net sales below the levels we would otherwise expect.
We may encounter technical problems or contractual uncertainties, which can cause delays, added costs, lost sales, and liability to customers.
From time to time we have encountered technical difficulties that have caused delays and additional costs in our technology development efforts. We are particularly exposed to this risk in new product development efforts, and in fixed-price contracts on technically advanced programs at D&S and Satellite Communications that require novel approaches and solutions. In these cases, the additional costs that we incur are not covered by revenue commitments from our customers, and therefore reduce our earnings. In addition, technical difficulties can cause us to miss expected delivery dates for new product offerings, which could cause customer orders to fall short of expectations.

15 of 82

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
Due to technological uncertainties in new or unproven applications of technology, our contracts may be broadly defined in their early stages, with a structure to accommodate future changes in the scope of work or contract value as technical development progresses. In such cases, management must evaluate these contract uncertainties and estimate the future expected levels of scope of work and likely contract-value changes to determine the appropriate level of revenue associated with costs incurred. Actual changes may vary from expected changes, resulting in a reduction of net sales and earnings recognized in future periods.
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

16 of 82

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

17 of 82

The export license process for space products is uncertain, increasing the chance that we may not obtain required export licenses in a timely or cost-effective manner.
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
International sales significantly affect our financial performance. Approximately $132.5 million, $111.7 million and $82.5 million, or 39.6%, 38.8% and 31.6% of our net sales for 2008, 2007, and 2006, respectively, were derived from customers residing outside of the U.S. Adverse economic conditions in our customers’ countries, mainly in Western Europe, Latin America and the Pacific Rim, have affected us in the past, and could adversely affect future international revenues in all of our businesses, especially LXE. Unfavorable currency exchange rate movements can adversely affect the marketability of our products by increasing the local-currency cost. In addition to these economic factors directly related to our markets, there are risks and uncertainties inherent in doing business internationally that could have an adverse effect on us, such as potential adverse effects of political instability or changes in governments, changes in foreign income tax laws, and restrictions on funds transfers by us or our customers, as well as of unfavorable changes in laws and regulations governing a broad range of business concerns, including proprietary rights, legal liability, and employee relations. All of these factors could cause significant harm to our net sales or earnings.
Unfavorable currency exchange rate movements could result in foreign exchange losses and cause our earnings to decline.
We have international operations, and we use forward currency contracts to reduce the earnings risk from holding certain assets and liabilities denominated in different currencies, but we cannot entirely eliminate those risks. In addition, Canada-based SATCOM derives a major portion of its sales from agreements in U.S. dollars; but its costs are predominately in Canadian dollars; as a result, a stronger Canadian dollar would increase our costs relative to our U.S. net sales, and we are unlikely to recover these increased costs through higher U.S. dollar prices due to competitive conditions. As a result of these factors, our financial results will continue to have an element of risk related to foreign currency exchange rates.
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

18 of 82

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
Our order backlog represents firm orders for products and services. However, our customers may cancel or defer orders for products and services, in most cases without penalty. Cancellation or deferral of an order in our D&S segment typically involves penalties and termination charges for costs incurred to date, but these termination penalties would still be considerably less than what we would have expected to earn if the order could have been completed. We make management decisions based on our backlog, including hiring of personnel, purchasing of materials, and other matters that may increase our production capabilities and costs whether or not the backlog is converted into revenue. Cancellations, delays or reductions of orders could adversely affect our results of operations and financial condition.
We are exposed to the credit risk of some of our customers and to credit exposures in weakened markets, which could cause our earnings to decline.
Most of our sales are on an open credit basis, with typical payment terms of up to 60 days in the United States and, because of local customs or conditions, longer in some markets outside the United States. In the past, certain of our customers have experienced credit problems, up to and including bankruptcy. Although any resulting loss has not been material to date, future losses, if incurred, could harm our business and have an adverse effect on our operating results and financial condition. Additionally, to the degree that the recent turmoil in the credit markets makes it more difficult for some customers to obtain financing, our customers’ ability to pay could be adversely impacted, which in turn could have an adverse impact on our business, operating results, and financial condition.
Our products typically carry warranties, and the costs to us to repair or replace defective products could exceed the amounts we have experienced historically.
Most of our products carry warranties of between one and three years. However, we have some products with longer warranty periods, and we depend on our reputation for reliability and customer service in our competition for sales. If our products are returned for repair or replacement under warranty or otherwise under circumstances in which we assume responsibility, particularly if at a higher rate than we expect based on historical experience, we can incur significant costs that may be in excess of the allowances that we have established based on our historical warranty cost levels, which would reduce our earnings.
Changes in our consolidated effective income tax rate and the related effect on our results can be difficult to predict.
We earn taxable income in various tax jurisdictions around the world. The rate of income tax that we pay in each jurisdiction can vary significantly, due to differing income tax rates and benefits that may be available in some jurisdictions and not in others. In particular, our earnings in Canada are subject to very low income taxes due to research-related tax incentives. As a result, our overall effective income tax rate depends upon the relative annual income that we earn in each of the tax jurisdictions where we do business, and the rate reported in our quarterly financial results depends on our expectations for such relative earnings for the balance of the year. Thus, even though our actual or expected consolidated earnings before taxes could remain unchanged, our income tax expenses and net earnings may still increase or decrease, depending upon changes in the jurisdictions in which we have generated or expect to generate those earnings.
We may not effectively manage possible future growth, which could result in reduced earnings.
Historically, we have experienced broad fluctuations in demand for our products and services. These changes in demand have depended on many factors and have been difficult to predict. In recent years, there has been a general

19 of 82

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
We may make acquisitions and investments that could adversely affect our earnings or otherwise fail to perform as expected.
To support growth, we have made and may continue to make acquisitions of and investments in businesses, products and technologies that could complement or expand our businesses. However, if we should be unable to successfully negotiate with a potential acquisition candidate, finance the acquisition, or effectively integrate the acquired businesses, products or technologies into our existing business and products, our net sales and earnings could be adversely affected. Furthermore, to complete future acquisitions, we may issue equity securities, incur debt, assume contingent liabilities or the risk of unknown liabilities, or we may incur amortization expenses or write-downs of acquired assets as a result of future acquisitions, all of which could cause our earnings or earnings per share to decline. In addition, under newly adopted Statement of Financial Accounting Standards No. 141(R), Business Combinations, which is effective for the Company for business combinations completed after January 1, 2009, we will be required to record certain acquisition-related costs and other items as current period expenses, reducing our reported earnings in the period in which an acquisition is consummated, and to reflect post-closing changes in our estimate of the fair value of contingent consideration as a charge (or credit) to reported earnings. We also may acquire businesses that do not perform as we expect, are subject to undisclosed or unanticipated liabilities, or are otherwise dilutive to our earnings.
We have residual liabilities under the terms of our sales of discontinued businesses.
We have reserved amounts we believe to be adequate to cover our potential liability under actual or potential claims asserted under warranties and representations that we made, and obligations assumed by purchasers, in connection with the Company’s prior dispositions of discontinued operations. However, payment of such liabilities would decrease our cash, and if the final resolution of such liabilities exceeded our reserves, our results of discontinued operations would also be adversely affected.

20 of 82

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

21 of 82

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters, and D&S’s and LXE’s domestic operations are located in four buildings, two of which we own comprising approximately 250,000 square feet of floor space on 21 acres, as well as two that are leased totaling approximately 36,000 square feet (leases to expire in 2009 and 2015), all located in a suburb of Atlanta, Georgia. These facilities include clean rooms, a microelectronics laboratory, materials storage and control areas, assembly and test areas, offices, engineering laboratories, a ferrites laboratory, drafting and design facilities, a machine shop, a metals finishing facility, and painting facilities.
We lease approximately 105,000 square feet of office and manufacturing space for SATCOM’s operations, located in Ottawa, Ontario (lease to expire in 2017). Our newly acquired Formation and Satamatics businesses lease approximately 43,900 and 8,350 square feet of office and manufacturing space located in Moorestown, NJ (lease to expire in 2013) and Tewkesbury, UK (lease to expire in 2012), respectively.
We lease several small sites in the U.S., Europe, Singapore, the UAE, China and Australia for LXE sales offices. If any of these leases were terminated, we believe we could arrange for comparable replacement facilities on similar terms.
Item 3. Legal Proceedings
The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of 2008.

22 of 82

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
The common stock of EMS Technologies, Inc. is traded on the NASDAQ Global Select Market (symbol ELMG). At March 9, 2009, there were approximately 400 shareholders of record, and the Company believes that there were approximately 2400 beneficial shareholders, based upon broker requests for distribution of Annual Meeting materials. The price range of the stock is shown below:

	2008 Price Range		2007 Price Range
	High	Low	High	Low

First Quarter	$27.71	27.18	$21.65	18.72
Second Quarter	22.29	21.63	22.89	18.00
Third Quarter	22.04	21.50	25.89	19.62
Fourth Quarter	26.72	25.00	33.23	23.85
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
The following table summarizes the Company’s repurchases of its common shares for the year ended December 31, 2008:
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum Number
			of Shares	(or Approxmiate
			Purchased as	Dollar Value) of
			Part of Publicly	Shares that May Yet
	(a) Total Number	(b) Average	Announced	Be Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased (1)	Per Share	Program (2)	Programs (3)
January 2008 (January 1 to January 26)	980		—
June 2008 (May 25 to June 28)	2,645		—
August 2008 (July 27 to August 23)	37,758	$21.41	36,700
September 2008 (August 24 to September 27)	181,335	22.30	180,885
October 2008 (September 28 to October 25)	257,041	19.42	256,891

Total	479,759	20.67	474,476	$10.2 million

(1)	The category includes 4,683 shares delivered to us by employees to pay withholding taxes due upon vesting of restricted share awards, and 600 shares purchased from employees under a stock option benefit program.

(2)	This balance represents the number of shares that were repurchased under the Company’s $20 million repurchase program (the Program) which was initially announced on July 30, 2008. Unless terminated earlier by resolution of the Company’s Board of Directors, the Program will expire when the Company has purchased all shares authorized for repurchase. The Program does not obligate the Company to repurchase any particular amount of common shares, and may be suspended or discontinued at any time without notice.

(3)	This balance represents the value of shares that could be repurchased under the Program as of December 31, 2008.

23 of 82

Item 6. Selected Financial Data
The following table sets forth selected consolidated financial data with respect to our operations. The data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto, which appear immediately following the signature page of this Annual Report on Form 10-K. The statement of operations data for each of the five years ended December 31, 2008, and the related balance sheet data have been derived from the audited consolidated financial statements (in thousands, except per share data).

	Years Ended December 31
	2008	2007	2006	2005	2004

Net sales	$335,045	287,879	261,119	225,887	201,100
Cost of sales	213,654	175,278	164,611	146,965	130,623
Selling, general and administrative expenses	82,368	74,561	66,335	56,944	49,346
Research and development expenses	19,399	18,773	15,816	11,754	12,034

Operating income	19,624	19,267	14,357	10,224	9,097
Interest income and other	2,430	5,403	2,254	588	1,085
Interest expense	(1,679)	(1,953)	(1,921)	(3,304)	(1,791)
Foreign exchange loss, net	(586)	(1,390)	(710)	(288)	(187)

Earnings from continuing operations before income taxes	19,789	21,327	13,980	7,220	8,204
Income tax benefit (expense)	682	(2,080)	1,823	(2,094)	(2,134)

Earnings from continuing operations	20,471	19,247	15,803	5,126	6,070
Discontinued operations:
(Loss) earnings from discontinued operations before income taxes	—	(585)	24,427	(13,971)	(6,016)
Income tax benefit (expense)	—	82	(7,222)	(2,598)	138

(Loss) earnings from discontinued operations	—	(503)	17,205	(16,569)	(5,878)

Net earnings (loss)	$20,471	18,744	33,008	(11,443)	192

Net earnings (loss) per share:
Basic:
From continuing operations	$1.32	1.25	1.08	0.46	0.55
From discontinued operations	—	(0.03)	1.18	(1.48)	(0.53)

Net earnings (loss)	$1.32	1.22	2.26	(1.02)	0.02

Diluted:
From continuing operations	$1.31	1.24	1.08	0.46	0.54
From discontinued operations	—	(0.03)	1.17	(1.48)	(0.52)

Net earnings (loss)	$1.31	1.21	2.25	(1.02)	0.02

Weighted average number of shares outstanding:
Basic	15,452	15,354	14,621	11,179	11,094
Diluted	15,628	15,482	14,679	11,225	11,237

	As of December 31
	2008	2007	2006	2005	2004
Working capital related to continuing operations	$165,419	198,491	176,570	67,580	68,835
Total assets	327,365	323,800	291,684	225,341	256,953
Long-term debt, including current installments	10,552	13,720	14,857	43,408	61,454
Shareholders’ equity	242,742	247,126	213,083	113,656	126,021
No cash dividends have been declared or paid during any of the periods presented.

24 of 82

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. The discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including those discussed under the caption “Risk Factors” in Item 1A. of this Annual Report on Form 10-K. The historical results of operations are not necessarily indicative of future results.
Overview
We are a leading innovator in the design, manufacture, and marketing of wireless communications solutions addressing the enterprise mobility, communications-on-the-move and in-flight connectivity markets for both commercial and government end-users. We focus on the needs of the mobile information user and the increasing demand for wireless broadband communications. We provide products and services that enable communications across a variety of coverage areas, ranging from global, to regional, to within a single facility. Our continuing operations include the following three reportable operating segments:
•	Defense & Space (“D&S”) — Develops highly engineered subsystems for defense electronics and sophisticated satellite applications;

•	LXE — Provides rugged mobile terminals and wireless data collection equipment for logistics management systems and;

•	Satellite Communications — Offers satellite-based communication, tracking, and messaging solutions through a broad array of terminals and antennas for the aeronautical, ground-mobile and emergency management markets. This reportable operating segment includes the previously reported SATCOM segment, and the newly acquired Sky Connect business (please refer to Note 3 of the consolidated financial statements provided immediately following the signature page of this Annual Report on Form 10-K for additional information).
We sell D&S products primarily for defense and space applications. We sell LXE products and the majority of Satellite Communications’ products for commercial applications. Sales of products for U.S. government end-use comprised 40.8%, 24.6% and 21.3% of our net sales in 2008, 2007 and 2006, respectively.
Our sales to customers in the United States accounted for 60.4%, 61.2% and 68.4% of our consolidated net sales in 2008, 2007 and 2006, respectively. The largest single geographic market for our products outside the U.S. has recently been the United Kingdom, which accounted for 8.5%, 7.3% and 5.2% of consolidated net sales in 2008, 2007 and 2006, respectively. Net sales from our non-U.S. markets have generally increased when the Euro and other local functional currencies have increased in value as compared with the U.S. dollar.
Financial and Performance Highlights of 2008
Following is a summary of significant factors affecting the Company in 2008:
•	Net sales reached an all-time high of $335.0 million in 2008, a 16.4% increase compared to 2007, mainly due to record sales at Satellite Communications and D&S. Net sales at LXE increased by 5.1% despite the challenging global economic climate.

•	Operating income was slightly higher in 2008 as compared with 2007. Part of the revenue increase in 2008 was from SATCOM’s work on the Inmarsat Global satellite/GMS phone project, which was not profitable in 2008. An agreement was reached with Inmarsat in January 2009 and the project has been concluded with the full effect recognized in the fourth quarter of 2008. Operating profits increased for the remainder of Satellite Communications’ business and for Defense & Space in 2008 as compared with 2007. Operating income for LXE was down due to the challenging global economic climate and approximately $1.1 million of severance charges in 2008.

25 of 82

•	Income tax for 2008 was a net benefit of $0.7 million. A $927,000 tax benefit was recognized in 2008 related to revised estimates for research and development costs qualifying for U.S. Federal tax credits from prior years. We also recognized a $1.2 million benefit from the reduction of the valuation allowance against deferred tax assets based upon the continuing profitability of SATCOM.
Description of Net Sales, Costs and Expenses
Net sales
The amount of net sales is generally the most significant factor affecting our operating income in a period. We recognize product-related net sales under most of our customer agreements when we ship completed units or complete the installation of our products. If multiple deliverables are involved in a revenue arrangement, or if software included in an offering is more than incidental to a product as a whole, we recognize revenue in accordance with FASB Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, or American Institute of Certified Public Accountants Statement of Position No. 97-2, Software Revenue Recognition, as applicable. If the customer agreement is in the form of a long-term contract (mainly at D&S and to a lesser degree at Satellite Communications), we recognize revenue under the percentage-of-completion method, using the ratio of cost-incurred-to-date to total-estimated-cost-at-completion as the measure of performance. Estimated manufacturing cost-at-completion for each of these contracts is reviewed on a routine periodic basis, and adjustments are made periodically to the estimated cost-at-completion based on actual costs incurred, progress made, and estimates of the costs required to complete the contractual requirements. When the estimated manufacturing cost-at-completion exceeds the contract value, the contract is written down to its net realizable value, and the loss resulting from cost overruns is immediately recognized. If the customer agreement is in the form of a cost-reimbursement contract, we recognize revenue based on the type of fee specified in the contract, which is typically a fixed fee, award fee or a combination of both.
We also generate net sales from product-related service contracts and repair services for D&S, LXE and Satellite Communications, and engineering services projects for D&S, and to a lesser degree at Satellite Communications. We recognize revenue from product-related service contracts and extended warranties ratably over the life of the contract. We recognize revenue from repair services as services are rendered. We recognize revenue from contracts for engineering services using the percentage-completion method for fixed price contracts, or as costs are incurred for cost-type contracts.
Cost of sales
For our LXE and D&S products, we conduct most of our manufacturing efforts in our Atlanta-area facilities. We manufacture the majority of our Satellite Communications’ products at our facility in Ottawa, Canada.
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
The cost-of-sales percentage is principally a function of competitive conditions, and product and customer mix, but Satellite Communications is also affected by changes in foreign currency exchange rates mainly because the Canadian-based SATCOM business derives most of its net sales from contracts denominated in U.S. dollars, but incurs most of its costs in Canadian dollars. As the U.S. dollar weakens against the Canadian dollar, our reported manufacturing costs may increase relative to our net sales, which would increase the cost-of-sales percentage. If the U.S. dollar strengthens, the opposite effect would result. Our LXE business derives a significant portion of its net sales from international markets, mainly in Euros, but incurs most of its costs in U. S. dollars. As the U.S dollar weakens against the Euro and other international currencies, our reported net sales may increase relative to our costs, which would decrease the cost-of-sales percentage. If the U.S. dollar strengthens, the opposite effect would result.

26 of 82

Service cost of sales is based on labor and other costs recognized as incurred to fulfill obligations under most of our service contracts. Cost of sales for long-term engineering services contracts are based on labor and other costs incurred, relative to the estimated cost to complete the contractual deliverables.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses include salaries, commissions, bonuses and related overhead costs for our personnel engaged in sales, administration, finance, information systems and legal functions. Also included in SG&A expenses are the costs of engaging outside professionals for consultation on legal, accounting, tax and management information system matters, auditing and tax compliance, and general corporate expenditures to other outside suppliers and service providers.
Research and development expenses
Research and development (“R&D”) expenses represent the cost of our development efforts, net of reimbursement under specific customer-funded R&D agreements. R&D expenses include salaries of engineers and technicians and related overhead expenses, the cost of materials utilized in research, and additional engineering or consulting services provided by independent companies. R&D costs are expensed as they are incurred. We also often incur significant development costs to meet the specific requirements of customer contracts in D&S and Satellite Communications, and we report these costs in the consolidated statements of operations as cost of sales.
Interest income and other
Interest income and other mainly includes interest income from investments in government-obligations money market funds, other money market instruments, and interest-bearing deposits.
Interest expense
We incur interest expense principally related to mortgages on certain facilities, and through the amortization of deferred financing costs related to our revolving credit facilities. We incurred no interest expense in 2007 or 2008 related to borrowings under revolving credit facilities because during those periods we had no borrowings outstanding under these facilities during those periods.
Foreign exchange gains and losses
We recognize foreign exchange gains and losses, mainly in our Satellite Communications and LXE segments, related to assets and liabilities that are denominated in a currency different than the local functional currency. For our Canada-based SATCOM business, most trade receivables are denominated in U.S. dollars; when the U.S. dollar weakens against the Canadian dollar, the value of SATCOM’s trade receivables decreases and foreign exchange losses result. For our LXE segment’s international subsidiaries, most trade payables are in U.S. dollars and relate to their purchases of hardware from LXE’s U.S. operations for sale in Europe and Asia; when the U.S. dollar weakens against the Euro or other international currency, the value of the LXE subsidiaries’ trade payables decreases and foreign exchange gains result. If the U.S. dollar strengthens, the opposite effect on trade payables and foreign exchange gains and losses result.
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

27 of 82

Discontinued operations
In 2005 and 2006, we disposed of our former Space & Technology/Montreal (“S&T/Montreal”), Satellite Networks (“SatNet”) and EMS Wireless divisions, which have been reported as discontinued operations. In determining the gain or loss recognized on the sale of our discontinued operations, the accumulated other comprehensive income with respect to those divisions was recognized in net earnings at the time of sale.
The sales agreements for each of these dispositions contained standard indemnification provisions for various contingencies that could not be resolved before the dates of closing, and for various representations and warranties provided by the Company and the purchasers. The Company records a liability related to a contingency, representation or warranty when management considers that the liability is both probable and can be reasonably estimated.
Results of Operations
(as a percentage of net sales, unless noted otherwise)

	Years Ended December 31
	2008	2007	2006
Product net sales	81.6%	86.0%	85.6%
Service net sales	18.4	14.0	14.4

Net sales	100.0	100.0	100.0
Product cost of sales, as a percentage of product net sales	64.3	61.3	62.4
Service cost of sales, as a percentage of service net sales	61.2	58.6	66.7
Cost of sales	63.8	60.9	63.0
Selling, general and administrative expenses	24.5	25.9	25.4
Research and development expenses	5.8	6.5	6.1

Operating income	5.9	6.7	5.5
Interest income and other	0.7	1.9	0.9
Interest expense	(0.5)	(0.7)	(0.7)
Foreign exchange loss, net	(0.2)	(0.5)	(0.3)

Earnings from continuing operations before income taxes	5.9	7.4	5.4
Income tax benefit (expense)	0.2	(0.7)	0.7

Earnings from continuing operations	6.1	6.7	6.1

Discontinued operations:
Loss (earnings) from discontinued operations before income taxes	—	(0.2)	9.3
Income tax benefit (expense)	—	—	(2.8)

(Loss) earnings from discontinued operations	—	(0.2)	6.5

Net earnings	6.1%	6.5%	12.6%

Years ended December 31, 2008 and 2007:
Net sales increased by 16.4% to $335.0 million from $287.9 million, for 2008 as compared with 2007, with net sales growth contributed by each of the Company’s three reportable operating segments. Satellite Communications and D&S recorded the largest growth in net sales, with increases of 25.1% and 29.7%, respectively. These increases were mainly due to the strong demand for high-speed-data aeronautical products from both commercial and military markets and the revenues generated from the development of the Inmarsat global satellite/GSM phone by our Satellite Communications segment, and the increased activity on both commercial and military programs by our D&S segment. Net sales for LXE were higher by 5.1% primarily due to growth in net sales from the

28 of 82

international market along with a favorable effect of changes in exchange rates that increased the reported net sales from international markets.
Product net sales increased by 10.4% to $273.3 million in 2008 as compared with 2007 mainly due to the strong demand for high-speed-data aeronautical products from both commercial and military markets, and higher net sales of terminals and wireless data collection equipment for logistics management systems. Service net sales increased by $21.4 million to $61.8 million in 2008 as compared with 2007 mainly due to significant work performed on a military communications research project by D&S. Service net sales made up a slightly higher percentage of total net sales in 2008 compared with 2007.
Overall cost of sales as a percentage of consolidated net sales increased in 2008 as compared with 2007, due to higher cost-of-sales percentages recorded by each of our three reportable segments. Product cost of sales as a percentage of its respective net sales increased in 2008 as compared with 2007, mainly due to a higher percentage of net sales generated from indirect channels at LXE, and the revenues generated in 2008 by Satellite Communications related to an agreement to develop the Inmarsat global satellite/GSM phone, that did not generate gross margin. An agreement was reached with Inmarsat in January 2009 and the project has been concluded with the full effect recognized in the fourth quarter of 2008. Service cost of sales as a percentage of its respective net sales increased in 2008 as compared with 2007, mainly due to a higher percentage of net sales generated by D&S, which has a higher cost-of-sales percentage than our LXE and Satellite Communications segments.
SG&A expenses as a percentage of consolidated net sales were lower in 2008 as compared with 2007. The $7.8 million growth in actual expenses related to the effect of changes in foreign currency exchange rates that increased the reported costs of the international activities at LXE, and sales-related efforts, such as selling and marketing, to support the growth in net sales. SG&A expenses also included additional costs from our Trux and Sky Connect operations which were acquired in February and August 2008, respectively, as well as approximately $1.1 million of severance costs primarily related to staff reductions in LXE’s international operations that occurred during 2008. These additional costs were partially offset by the impact of management’s cost-reduction efforts at LXE which began in the second quarter of 2008.
R&D expenses increased by $0.6 million mainly due to additional internal development programs for next-generation products at SATCOM, and the effect of changes in foreign currency exchange rates on its reported costs.
Interest income decreased by $3.0 million mainly as a result of lower average interest rates earned on our investment balances and to a lesser extent the decrease in the average investment balances.
Our foreign currency forward contract program was somewhat more effective in reducing the currency risk in 2008, resulting in smaller foreign currency exchange losses in 2008 as compared with 2007.
Income tax for 2008 was a net benefit of $0.7 million. A $0.9 million tax benefit was recognized in 2008 related to revised estimates for research and development costs qualifying for U.S. Federal tax credits from prior years. We also recognized a $1.3 million benefit in 2008 from the reduction of the valuation allowance against deferred tax assets based upon the expected continuing profitability of SATCOM. Excluding these special items, our effective income tax rate for 2008 was 7.7%. The rate was 9.8% for the year ended December 31, 2007. The decrease in the estimated annual rate is due to a higher proportion of earnings in Canada, where we have a much lower effective rate than in the U.S. or other locations due to research-related tax benefits. The effective tax rate for 2009 is expected to be less than 10%.
Years ended December 31, 2007 and 2006:
Net sales increased by 10.2% to $287.9 million from $261.1 million in 2007 as compared with 2006, and net sales grew in each of the Company’s three segments. Satellite Communications and D&S recorded the largest growth in net sales through 2007, with increases of 27.2% and 12.7%, respectively. These increases were mainly the result of strong sales of high-speed-data aeronautical products by Satellite Communications, and of increased activity by D&S on U.S. military programs, and on a new commercial satellite program by D&S. LXE’s net sales were slightly higher because the growth in net sales from international markets offset the decline in net sales from the Americas markets.

29 of 82

Product net sales increased by 10.7% to $247.5 million in 2007 as compared with 2006. This increase in consolidated product net sales was mainly due to 29.0% growth in product net sales at Satellite Communications that resulted from continued strong demand for its high-speed-data aeronautical products, as well as higher revenues recognized on long-term contracts at D&S. Service net sales increased by 7.4% to $40.4 million in 2007 as compared with 2006 mainly due to growth in the LXE and Satellite Communications service businesses, which supports the increased number of products placed into service. As a percentage of total net sales, product net sales and service net sales remained relatively unchanged in 2007 as compared with 2006.
Consolidated total cost of sales, as a percentage of consolidated total net sales, decreased in 2007 as compared with 2006 due to lower cost-of-sales percentages recorded by each of our three segments, and a higher proportion of total net sales generated by Satellite Communications, which generally has the Company’s lowest cost of sales percentage. Product cost of sales, as a percentage of its respective net sales, decreased in 2007 as compared with 2006 due to Satellite Communications’ lower material costs and more favorable product mix, as well as improved contract performance by D&S. Service cost of sales, as a percentage of its respective net sales, decreased in 2007 as compared with 2006, due to lower repair rates experienced under existing maintenance contracts by Satellite Communications and LXE.
SG&A, as a percentage of consolidated net sales, increased slightly from 25.4% to 25.9%. The increase in the SG&A percentage and the $8.2 million increase in SG&A expenditures related to: (1) efforts to support the growth in net sales, (2) the effect of changes in foreign currency exchange rates on the reported costs of LXE and Satellite Communications, and (3) an increase of approximately $550,000 in the allowance for doubtful accounts at Satellite Communications.
R&D expenses increased by $3.0 million mainly due to additional internal development programs for new product introductions by LXE, and next-generation products at Satellite Communications. R&D expenses also increased due to the effect of changes in foreign currency exchange rates on the reported costs of Satellite Communications.
Interest income increased by $3.1 million in additional interest income earned from higher average investment balances. This was primarily due to the $49.9 million received from the sale of the EMS Wireless division in December 2006.
Our foreign currency derivative program was somewhat less effective in reducing the currency risk related to the timing of the growth in foreign sales in 2007, resulting in greater foreign exchange losses in 2007 as compared with 2006.
The Company’s effective tax rate for 2007 was 9.8%, as compared with the pro forma effective rate of 30% (excluding the benefit of a $3.3 million recognition of estimated research and development credits generated in the U.S., and a $1.7 million benefit realized from the reduction of the valuation allowance based on the expected continuing profitability of Satellite Communications) for 2006. This decrease in the effective income tax rate in 2007 was based mainly upon a higher proportion of profits earned in Canada and other foreign jurisdictions, where we have a much lower effective rate than in the U.S. The lower effective tax rates outside the U.S. are due to research-related tax benefits in Canada and generally lower marginal statutory rates in Europe.

30 of 82

Net Sales, Cost of Sales, and Operating Income (Loss) by Segment
Our segment net sales, cost-of-sales as a percentage of respective segment net sales, and segment operating income (loss) for the years ended December 31, 2008, 2007 and 2006 were as follows (in thousands, except percentages):

	Years Ended December 31
	2008	2007	2006
Net sales:
Defense & Space	$76,643	59,090	52,416
LXE	145,885	138,821	138,001
Satellite Communications	112,517	89,968	70,702

Total	$335,045	287,879	261,119

Cost-of-sales percentage:
Defense & Space	77.0%	75.4%	79.1%
LXE	60.3	58.0	58.5
Satellite Communications	58.4	55.9	59.4
Total	63.8	60.9	63.0

Operating income (loss):
Defense & Space	$6,381	4,876	2,572
LXE	2,861	7,067	11,043
Satellite Communications	14,187	12,189	6,170
Corporate	(3,805)	(4,865)	(5,428)

Total	$19,624	19,267	14,357

Defense & Space: Net sales reached an all-time-high of $76.6 million in 2008, an increase of 29.7% as compared with 2007. Customer orders in 2008 were a record $125.7 million. This increased sales order volume contributed to the increase in net sales as it allowed Defense & Space to expand its workforce to meet the order demand. A large military research project in 2008 was an individually significant contributor to the net sales increase. The strong order volume also left Defense & Space with a record backlog for long-term contracts of $114.9 million at December 31, 2008, a 75% increase from December 31, 2007. Net sales in 2007 increased by 12.7% as compared with 2006, mainly due to increased activity on U.S. military programs, and a significant commercial satellite program that began in 2007. With the higher backlog at December 31, 2008, net sales are expected to increase in 2009.
Cost of sales as a percentage of net sales was higher in 2008 as compared with 2007 as a result of a less favorable mix of contracts and an increase in the use of subcontractors to meet scheduling demands for certain military programs. Cost of sales as a percentage of net sales was lower in 2007 as compared with 2006 mainly due to improved contract performance in 2007.
Operating income improved by $1.5 million in 2008, and by $2.3 million in 2007, as compared with the prior years primarily due to a higher margin contribution from an increase in net sales generated in both 2008 and 2007. Operating income also improved in 2007 as compared with 2006 due to a lower cost-of-sales percentage in 2007. Operating income, as a percentage of net sales, was 8.3% in both 2008 and 2007, and was 4.9% in 2006.
LXE: Net sales in 2008 and in 2007 increased as compared with the preceding year resulting from an increased number of terminals shipped in the international markets, along with a favorable effect of changes in exchange rates that increased the reported net sales from international markets. Increased international sales more than offset the decline in net sales in the Americas. We believe that the softer Americas market reflects slower capital spending in a sluggish economy. The global economy may continue to be sluggish through 2009, which could delay capital spending decisions in both of LXE’s markets.

31 of 82

Cost of sales as a percentage of net sales was higher in 2008 as compared with 2007 mainly as a result of a higher percentage of net sales generated from indirect channels, which has a higher cost-of-sales percentage than net sales generated from direct sales channels, partially offset by the favorable effects of changes in international currencies that increased our reported international net sales. Cost of sales as a percentage of net sales declined slightly in 2007 as compared with 2006, mainly due to lower repair rates experienced under existing maintenance contracts.
Operating income decreased by $4.2 million in 2008 as compared with 2007 primarily due to a lower margin contribution resulting from a less favorable cost-of-sales percentage, and an increase in SG&A expenses. SG&A expenses increased in 2008, as compared with 2007, mainly as a result of the unfavorable effects of changes in foreign currency exchange rates, as well as approximately $1.1 million of severance costs primarily related to staff reductions in LXE’s international operations in 2008. The increase in SG&A costs were partially offset by the impact of management’s cost reduction efforts begun in the second quarter of 2008. Operating income declined by $4.0 million in 2007 as compared with 2006, mainly due to higher SG&A expenses. SG&A expenses increased from the expansion of marketing and distribution in international markets, the effect of changes in foreign currency exchange rates, and the upgrade of LXE’s enterprise resource planning system in 2007. Operating income, as a percentage of net sales, decreased to 2.0% in 2008 from 5.1% in 2007, and decreased to 5.1% in 2007 from 8.0% in 2006.
Satellite Communications: Record net sales of $112.5 million were reported for 2008, an increase of 25.1% as compared with 2007, mainly as a result of the strong demand for high-speed-data aeronautical products from both commercial and military markets, and revenues generated from the development of the Inmarsat global satellite/GSM phone. Net sales increased by 27.2% in 2007 as compared with 2006 due to a strong market for Satellite Communications’ aeronautical products, especially in the corporate jet market, as well as a major emergency management project begun at the end of 2006.
Cost of sales as a percentage of net sales was higher for 2008 as compared with 2007. The increase in cost of sales percentage was mainly related to cost increases on the Inmarsat global satellite/GSM phone project. In the second quarter of 2008, a $2.3 million reduction of revenue was recorded resulting from an increase in estimated costs to complete the development efforts on this project, and in the fourth quarter of 2008, a $3.4 million charge was recorded related to an agreement to conclude Satellite Communications’ work on this project. These items that unfavorably affected the cost-of-sales percentage were partially offset by a more favorable product mix. Cost of sales, as a percentage of net sales, decreased in 2007 as compared with 2006 mainly due to lower material costs, and a more favorable product mix.
Operating income increased by $2.0 million in 2008 as compared with 2007 primarily due a higher margin contribution from an increase in net sales generated in 2008. Operating income as a percentage of net sales declined slightly to 12.6% in 2008 from 13.5% in 2007. Operating income increased by $6.0 million in 2007 as compared with 2006, primarily due to a higher margin contribution from an increase in net sales generated in 2007 and a lower cost-of-sales percentage. Operating income as a percentage of net sales increased to 13.5% in 2007 from 8.7% in 2006.
Discontinued Operations: In 2005 and 2006, we disposed of our former S&T/Montreal, SatNet, and EMS Wireless divisions, which have been reported as discontinued operations. The sales agreements for each of these disposals contains standard indemnification provisions for various contingencies that could not be resolved before the dates of closing, and for various representations and warranties provided by the Company and the purchasers. We accrue for a liability related to a contingency, representation or warranty when management considers that the liability is both probable and can be reasonably estimated. The purchaser of EMS Wireless has asserted claims under such representations and warranties. We do not believe that sufficient information exists to evaluate such claims, and cannot reasonably estimate the range of this potential liability, or determine whether such liability would be material. Therefore, no accrual has been recorded for this potential liability as of December 31, 2008.
Discontinued operations had no net effect on our net earnings in 2008 and reported a loss before income taxes of $585,000 in 2007, mainly due to costs incurred to resolve various contingent items, as well as expenses for legal, audit, and other outside services for the sale of SatNet and EMS Wireless. In 2006, our discontinued operations reported pre-tax earnings of $24.4 million, which included a $26.9 million gain on the sale of EMS Wireless. This

32 of 82

gain was partially offset by an operating loss from SatNet through its date of disposition, and costs resulting from the resolution of contingent items for SatNet and S&T/Montreal, as well as legal, audit, and other outside service expenses.
Liquidity and Capital Resources
During 2008, cash and cash equivalents decreased by $47.0 million to $87.0 million at December 31, 2008. The primary uses of cash during the period included $31.6 million of cash used to acquire our Trux and Sky Connect businesses, $13.9 million for purchases of capital equipment and the expansion of D&S’s facility, and $9.8 million to repurchase common shares under our share repurchase program.
Continuing operating activities contributed $16.5 million in positive cash flows. Net earnings of $20.5 million and noncash charges, primarily depreciation and amortization of $12.5 million and stock-based compensation of $2.3 million, were partially offset by increases in working capital.
During 2007, cash flow from continuing operating activities increased to $42.1 million mainly due to the net earnings reported by each of our three segments, and significant collections of receivables by D&S and LXE. The $3.3 million of net cash used in operating activities in discontinued operations was mainly for payments of working capital adjustments in accordance with the terms of the sales agreements for our former SatNet and EMS Wireless.
During 2006, financing activities from continuing operations generated $35.2 million in positive cash flow. The $35.2 million primarily resulted from the $58.7 million in net proceeds received from the Company’s public stock offering of 3,795,000 shares, offset by the repayment of all of the Company’s borrowings under its U.S. and Canadian revolving credit facilities. The $49.9 million, $5.5 million, and $3.2 million in net cash received in 2006 from the sale of EMS Wireless, SatNet, and S&T/Montreal, respectively, have been included in cash flows from investing activities.
The Company invested the remaining proceeds from its stock offering along with the proceeds received in 2006 from the sale of SatNet and EMS Wireless in a government-obligations money market fund, in other money market instruments, and in interest-bearing deposits. These investments are all highly liquid and include debt instruments with an initial or remaining term of less than three months. These funds are being used, along with the available credit facility borrowings, to pursue strategic opportunities in markets and products.
On February 29, 2008, we entered into a new revolving credit agreement with a syndicate of banks. This new agreement replaced the previous U.S. revolving credit and Canadian revolving credit agreements. Under the new agreement, we have $60.0 million total capacity for borrowing in the U.S. and $15.0 million total capacity for borrowing in Canada. The agreement also has a provision permitting an increase in the total borrowing capacity of up to an additional $50.0 million with additional commitments from the current lenders or from new lenders. The existing lenders have no obligation to increase their commitments. The credit agreement provides for borrowings through February 28, 2013, with no principal payments required prior to that date. The credit agreement is secured by substantially all of our tangible and intangible assets, with certain exceptions for real estate that secures existing mortgages, other permitted liens and for certain assets in foreign countries.
As of December 31, 2008, we had no borrowings outstanding under this facility. We had $2.0 million of outstanding letters of credit at December 31, 2008, and the net total available for borrowing under our revolving credit facility was $73.0 million.
We expect that capital expenditures in 2009 will range from $20 million to $22 million, excluding acquisitions of businesses. These expenditures will be used to purchase equipment that increases or enhances capacity and productivity, and to expand D&S’s existing facility to accommodate its growing business.
Management believes that existing cash and cash equivalent balances, cash provided from operations, and borrowings available under our credit agreement will provide sufficient liquidity to meet the operating and capital expenditure needs for existing operations during the next 12 months.

33 of 82

On July 29, 2008, our Board of Directors authorized a stock repurchase program for up to $20.0 million of our common shares. In 2008, we repurchased approximately 474,000 of our common shares for approximately $9.8 million.
During 2008, we completed acquisitions of two entities. The cost of the acquired entities was approximately $33 million, which could potentially increase by up to $3.5 million based upon an acquired entity achieving certain performance targets for 2009. Please refer to Note 3 of the consolidated financial statements provided immediately following the signature page of this Annual Report on Form 10-K for additional information.
Subsequent to December 31, 2008, we used approximately $45 million of cash and $41 million of borrowings under our revolving credit agreement to acquire Formation, Inc. of Moorestown, New Jersey, and Satamatics Global Limited, of Tewkesbury, UK. The cost of the acquired entities was approximately $86 million, which could potentially increase by up to approximately $15 million based upon achieving certain performance targets for 2009 and 2010, and is subject to adjustment upon finalizing the closing balance sheet for Satamatics. Refer to Note 3 of the consolidated financial statements included in this Annual Report on Form 10-K for additional information.
Off-Balance Sheet Arrangements
We have $2.0 million of standby letters of credit outstanding under our revolving credit facility to satisfy performance guarantee requirements under certain customer contracts. While these obligations are not normally called, they could be called by the beneficiaries at any time before the expiration date, if we fail to meet certain contractual requirements. After deducting the outstanding letters of credit, as of December 31, 2008 we had $60.0 million available for borrowing in the U.S. and $13.0 million available for borrowing in Canada under the revolving credit agreement.
During 2008, we completed acquisitions of two entities for approximately $33 million, and we completed acquisitions of two additional entities subsequent to December 31, 2008 for approximately $86 million. The total purchase price for these entities could potentially increase by up to $18.5 million based upon certain of the acquired entities achieving certain performance targets for 2009 and 2010. Of the total purchase price, $16.0 million of cash was deposited in escrow through an escrow agent. The amount in escrow is payable to the sellers within approximately 18 months following the respective dates of acquisition, subject to claims we may make against the sellers.
The sales agreements for the disposal of our former S&T/Montreal, SatNet, and EMS Wireless divisions contain standard indemnification provisions for various contingencies that could not be resolved before the dates of closing and for various representations and warranties by the purchasers and us. We accrue for a liability related to a contingency, representation or warranty when management considers that the liability is both probable and can be reasonably estimated. The purchaser of EMS Wireless has asserted that it may have claims under such representations and warranties. We do not believe that sufficient information exists to evaluate such claims, and cannot reasonably estimate the range of this potential liability, or determine whether such liability would be material. Therefore, no accrual has been recorded for this potential liability as of December 31, 2008.

34 of 82

Commitments and Contractual Obligations
Following is a summary of the Company’s material contractual cash commitments as of December 31, 2008 (in thousands):

	Payments due by period
		Less than	1-3	4-5	After 5
	Total	1 year	years	years	years
Long-term debt, excluding capital lease obligations (1)	$10,542	1,294	2,830	3,363	3,055
Capital lease obligations	10	8	2	—	—
Operating lease obligations	21,978	4,142	6,605	4,315	6,916
Acquisition costs for earn-out provisions	1,500	1,500	—	—	—
Deferred compensation agreements	584	122	281	81	100
FIN 48-Uncertain tax positions	2,949	2,949	—	—	—
License to acquire satellite service	8,000	1,000	2,000	2,000	3,000
Purchase commitments (2)	45,534	40,495	5,039	—	—

(1)	Excludes interest payments on long-term debt. Future interest expense is unpredictable and varies depending on the level of borrowings outstanding, and the timing of repayments, and therefore has not been included from the above table. Interest payments in 2008 were approximately $1.1 million. There was no accrued interest at December 31, 2008.

(2)	Purchase commitments primarily represent existing commitments under purchase orders or contracts to purchase inventory and raw materials for our products. Most of these purchase orders and contracts can be terminated for a fee that is either fixed or based on when termination occurs.
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
Revenue recognition
Revenue recognition for fixed-price, long-term contracts is a critical accounting policy involving significant management estimates by D&S and Satellite Communications. Long-term contracts use the ratio of cost-incurred-to-date to total-estimated-cost-at-completion as the measure of performance that determines how much revenue should be recognized (“percentage-of-completion” method of accounting). Cost incurred and estimates of cost to complete include overhead expenses, which are applied at a budgeted rate; the budgeted overhead rate has historically been closely comparable with the periodic actual overhead rate, but any budget-versus-actual rate variance during an accounting period is expensed in that period, with no effect on revenues recognized.
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
Billings under a long-term contract are often subject to the accomplishment of contractual milestones or specified billing arrangements that are not directly related to the rate of costs being incurred under a contract. As a result, revenue recognized under percentage-of-completion for any particular period may vary from billings for the same

35 of 82

period. As of December 31, 2008, the Company had recognized a cumulative total of $31.0 million in revenues from continuing operations under percentage-of-completion accounting, for which revenues were unbilled as of that date due to the billing milestones specified in the respective customer contracts.
Net sales under cost-reimbursement contracts in D&S are recorded as costs are incurred and include an estimate of fees earned under specific contract terms. Costs incurred include overhead, which is applied at rates approved by the customer. Fixed fees are earned ratably over the life of a contract. Incentive fees are based upon achievement of objective criteria for technical product performance or delivery milestones, although such fees may also be based upon subjective criteria (for example, the customer’s qualitative assessment of the Company’s project management). In all cases related to incentive fee arrangements, the Company does not record revenue until the fee has been earned under the terms of the contract.
Net sales under all other contracts are recognized when units are shipped or services are performed, unless multiple deliverables are involved or software is more than incidental to a product as a whole (mainly experienced at Satellite Communications), in which case we recognize revenue in accordance with either FASB EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, or AICPA Statement of Position No. 97-2, Software Revenue Recognition, as applicable. Net sales do not include sales tax collected.
Inventory valuation
We reduce the carrying amount of our inventory for estimated obsolete and slow-moving inventory to its estimated net realizable value based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional adjustments could be required. Such adjustments reduce the inventory’s cost basis, and the cost basis is not increased upon any subsequent improvement in the inventory aging.
Business combinations
We account for business combinations in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Under those provisions, the Company allocates the cost of an acquired entity to the assets acquired based on their estimated fair values at the date of acquisition. The cost to be allocated includes consideration paid to the sellers, including cash and the fair value of assets distributed; the fair value of liabilities assumed; and direct costs of the business combination (e.g., legal and professional fees). Indirect and general expenses related to business combinations are expensed as incurred. Certain agreements to acquire entities include potential additional consideration that is payable contingent on the acquired company maintaining or achieving specified earnings levels in future periods. When the contingency is resolved and additional consideration is distributable, we record the fair value of the consideration issued or issuable as an additional cost of the acquired entity. SFAS No. 141(R) Business Combinations, discussed under the caption “Effect of New Accounting Pronouncements” below, will change our accounting for business combinations effective January 1, 2009.
An intangible asset is recognized as an asset apart from goodwill if it arises from contractual or other legal rights or if it is separable, that is, it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged. Goodwill represents the excess of the cost of each acquired entity over the amounts assigned to the tangible and identifiable intangible assets acquired and liabilities assumed. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets acquired in a business combination and determined to have indefinite useful lives are not being amortized, but instead are evaluated for impairment annually, and between annual tests if an event occurs or circumstances change which indicate that the asset might be impaired.
The Company completes its annual evaluation of goodwill for impairment in the fourth quarter of each fiscal year. SFAS No. 142 requires that if the fair value of a reporting unit is less than its carrying amount, including goodwill, further analysis is required to measure the amount of the impairment loss, if any. The amount by which the reporting unit’s carrying amount of goodwill exceeds the implied fair value of the reporting unit’s goodwill, determined in accordance with SFAS No. 142, is to be recognized as an impairment loss.

36 of 82

In accordance with SFAS No. 142, intangible assets, other than those determined to have an indefinite life, are amortized to their estimated residual values on a straight-line basis over their estimated useful lives. These intangible assets are reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of an asset to be held and used is measured by comparing its carrying amount to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge would be recognized for the amount by which the carrying amount of the asset exceeds its fair value. An asset to be disposed of would be reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. Cash flow projections, although subject to a degree of uncertainty, are based on management’s estimates of future performance, giving consideration to existing and anticipated competitive and economic conditions.
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
Evaluation of contingencies related to discontinued operations
In 2005 and 2006, we disposed of S&T/Montreal, SatNet, and EMS Wireless, all of which have been reported as discontinued operations. In 2007, the expenses reported under discontinued operations mainly related to the resolution of various contingencies, representations or warranties under standard indemnification provisions in the sales agreements. The Company records a liability related to a contingency, representation or warranty when management considers that the liability is both probable and can be reasonably estimated. The amounts we have accrued related to the expected resolution of the dispositions of discontinued operations that could vary from the actual amounts.
Management believes that it is reasonably possible, but not probable, that additional accruals may be made, in particular, for a potential liability resulting from claims under representations and warranties asserted by the purchaser of EMS Wireless. The Company does not believe that sufficient information exists to evaluate such claims, and cannot reasonably estimate the range of this potential liability, or determine whether such liability would be material. Therefore, no accrual has been recorded for this potential liability as of December 31, 2008.
Income taxes
As part of the process of preparing our consolidated financial statements, we are required to determine income taxes related to each of the jurisdictions in which we operate. This process involves estimating current tax expense, together with assessing temporary differences resulting from differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. These differences result in deferred tax assets and liabilities in our consolidated balance sheet.
For all deferred tax assets that exist in relation to an uncertain tax position, we must determine the amount of that benefit to recognize in accordance with the recognition and measurement provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. This determination requires judgments to be made regarding the likelihood that the position would be sustained upon examination based on the technical merits of the position and estimates of the amount to be realized upon settlement. A portion of the unrecognized tax benefits that exist at December 31, 2008 would affect our effective tax rate in the future if recognized.
We must also assess the likelihood that the deferred tax assets in each jurisdiction will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance against the deferred tax assets. In determining the required level of valuation allowance, we consider whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. This assessment is based on management’s expectations as to whether sufficient taxable income of an appropriate character will be realized

37 of 82

within tax carryback and carryforward periods. Our assessment involves estimates and assumptions about matters that are inherently uncertain, and unanticipated events or circumstances could cause actual results to differ from these estimates. Should we change our estimate of the amount of deferred tax assets that we would be able to realize, a change to the valuation allowance would result in an increase or decrease to the provision for income taxes in the period in which such change in estimate was made.
Our most significant amount of deferred tax assets relates to our Canadian operations, primarily from research-related tax benefits. A valuation allowance has been established for a portion of the Canadian deferred tax assets. It had been management’s expectation until 2005 that our Canadian operations would generate enough research-related tax benefits each year to offset any Canadian federal tax liability for any given year. As a result, we had reserved substantially all the net deferred tax assets associated with these research-related tax benefits (totaling approximately $40.8 million at the beginning of 2005), because the extent to which these deferred income tax assets were to be realized in the future was uncertain.
With the disposal of unprofitable operations beginning in 2005 and the profitability of continuing operations in Canada, the Company reassessed the valuation of its research-related deferred tax assets in Canada. The Company concluded in both 2005 and 2006 that future pre-tax profitability in Canada was expected to increase, and qualified research in Canada was expected to decrease. As a result of these factors, during 2006 and 2005, we released $1.7 million and $400,000, respectively, of the valuation allowance since we expected to utilize additional research-related deferred tax assets. We did not further reduce the valuation allowance in 2007 because we concluded that no additional taxable income could be reliably estimated to realize any additional deferred tax assets. Legislation enacted in 2007 to harmonize the tax regimes of the province of Ontario and the Canadian federal government, and the resulting uncertainty caused by harmonization regarding the future availability of certain deferred tax assets, were among the factors considered by management. In 2008, the uncertainty relating to the harmonization was resolved and our Canadian operation continued profitability. Therefore, an additional $1.3 million of the valuation allowance was released based on projected taxable income in the relatively near term. Due to the length of time until all of the deferred tax assets would be realized and the uncertainty that exists in the current global economy, the release in 2008 was limited to that amount. The valuation allowance may be reduced further in the future — resulting in an income tax benefit to future consolidated statements of operations — if profitability expectations for our Canadian operations continue to increase.

38 of 82

Risk Factors and Forward-Looking Statements
The Company has included forward-looking statements in management’s discussion and analysis of financial condition and results of operations. All statements, other than statements of historical fact, included in this report that address activities, events or developments that we expect or anticipate will or may occur in the future, or that necessarily depend upon future events, including such matters as our expectations with respect to future financial performance, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. Actual results could differ materially from those suggested in any forward-looking statements as a result of a variety of factors. Such factors include, but are not limited to:
•	economic conditions in the U.S. and abroad and their effect on capital spending in the Company’s principal markets;

•	difficulty predicting the timing of receipt of major customer orders, and the effect of customer timing decisions on the Company’s quarterly results;

•	successful completion of technological development programs by the Company and the effects of technology that may be developed by, and patent rights that may be held or obtained by, competitors;

•	U.S. defense budget pressures on near-term spending priorities;

•	uncertainties inherent in the process of converting contract awards into firm contractual orders in the future;

•	volatility of foreign currency exchange rates relative to the U.S. dollar and their effect on purchasing power by international customers, and the cost structure of the Company’s non-U.S. operations, as well as the potential for realizing foreign exchange gains and losses associated with non-U.S. assets or liabilities held by the Company;

•	successful resolution of technical problems, proposed scope changes, or proposed funding changes that may be encountered on contracts;

•	changes in the Company’s consolidated effective income tax rate caused by the extent to which actual taxable earnings in the U.S., Canada and other taxing jurisdictions may vary from expected taxable earnings;

•	successful transition of products from development stages to an efficient manufacturing environment;

•	changes in the rate at which the Company’s products are returned for repair or replacement under warranty;

•	customer response to new products and services, and general conditions in the Company’s target markets (such as logistics, and space-based communications), and whether these responses and conditions develop according to our expectations;

•	the success of certain of the Company’s customers in marketing our line of high-speed commercial airline communications products as a complementary offering with their own lines of avionics products;

•	the availability of financing for our customers’ major programs, such as satellite data communications systems;

•	risk that the recent turmoil in the credit markets may make it more difficult for some customers to obtain financing and adversely affect their ability to pay, which in turn could have an adverse impact on our business, operating results, and financial condition;

•	development of successful working relationships with local business and government personnel in connection with distribution and manufacture of products in foreign countries;

39 of 82

•	the demand growth for various mobile and high-speed data communications services;

•	the Company’s ability to attract and retain qualified personnel, particularly those with key technical skills;

•	our ability to negotiate successfully with potential acquisition candidates, finance acquisitions, or effectively integrate the acquired businesses, products or technologies into the Company’s existing businesses and products, and the risk that any such acquired businesses, products or technologies do not perform as expected, are subject to undisclosed or unanticipated liabilities, or are otherwise dilutive to our earnings;

•	the potential effects, on cash and results of discontinued operations, of final resolution of potential liabilities under warranties and representations made by the Company, and obligations assumed by purchasers, in connection with the Company’s dispositions of discontinued operations;

•	the availability, capabilities and performance of suppliers of basic materials, electronic components and sophisticated subsystems on which the Company must rely in order to perform according to contract requirements, or to introduce new products on the desired schedule; and

•	uncertainties associated with U.S. export controls and the export license process, which restrict the Company’s ability to hold technical discussions with customers, suppliers and internal engineering resources, and can reduce the Company’s ability to obtain sales from foreign customers or to perform contracts with the desired level of efficiency or profitability.
Additional information concerning these and other potential risk factors is included in Item 1A. of this Annual Report on Form 10-K under the caption “Risk Factors.”

40 of 82

Effect of New Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. The Company prospectively adopted the effective provisions of SFAS No. 157 on January 1, 2008, as required for financial assets and liabilities. The adoption has not had a material impact on the Company’s 2008 consolidated financial statements. In accordance with SFAS No. 157, the Company has expanded its disclosures regarding the fair values of financial assets and liabilities.
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
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No.141(R) significantly changes the accounting for business combinations for which the acquisition date is on or after January 1, 2009, by requiring an acquiring entity to recognize all the assets acquired and liabilities assumed in a business combination at the acquisition-date fair value. Additionally, SFAS No. 141(R) modifies the accounting treatment for certain specified items related to business combinations (e.g., acquisition-related costs, restructuring costs, research and development assets, contingent consideration, and changes in valuation allowances for deferred tax assets), and requires a substantial number of new disclosures. SFAS No. 141(R) is effective for the Company for business combinations for which the acquisition date is on or after January 1, 2009, and earlier adoption is prohibited. The Company adopted SFAS No. 141(R) on January 1, 2009. SFAS No. 141(R) will not affect the accounting for business combinations for which the acquisition date is prior to January 1, 2009, except that changes, if any, in the valuation allowance against deferred tax assets will be reflected in income tax expense. Any costs incurred as of December 31, 2008, related to potential acquisitions that did not have an acquisition date on or prior to December 31, 2008, that are included as an asset as of that date as required by the provisions of SFAS No. 141, Business Combinations, the predecessor to SFAS No. 141(R), will be reflected as an expense as of January 1, 2009. The Company estimates the expense to be reported in the first quarter of 2009 to be approximately $2.2 million. The Company is evaluating the additional effects, if any, the implementation of SFAS No. 141(R) will have on the Company’s consolidated financial statements in 2009.
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

41 of 82

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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
As of December 31, 2008, the Company had the following market risk sensitive instruments (in thousands):

Government-obligations money market funds, other money market instruments, and interest-bearing deposits, with maturity dates of less than 3 months, interest payable month at variable rates (a weighted-average rate of 1.05% as of December 31, 2008)	$78,937
A 100 basis point change in the interest rates of our market risk sensitive instruments would have changed interest income by approximately $833,000 for the year based upon their respective average outstanding balances.
As of December 31, 2008, the Company also had intercompany accounts that eliminate in consolidation but that are considered market risk sensitive instruments because they are denominated in a currency other than the local functional currency. These include short-term amounts due to the parent (payable by international subsidiaries arising from purchase of the parent’s products for sale), intercompany sales of products from foreign subsidiaries to a U.S. subsidiary, and cash advances to a foreign subsidiary.

	Exchange Rate	$U.S.
	($U.S. per unit of	in thousands
	local currency)	(reporting currency)

Sweden	0.1278 /Krona	$1,063
Australia	0.7114 /Dollar	937
Canada	0.8210 /Dollar	418
Netherlands	1.3969 /Euro	245
United Kingdom	1.4593 /Pound	135
France	1.3969 /Euro	84
Belgium	1.3969 /Euro	74
Italy	1.3969 /Euro	61
Germany	1.3969 /Euro	39

Total intercompany payable subject to foreign currency risk		$3,056

42 of 82

As of December 31, 2008, the Company has foreign currency risks associated with forward contracts as follows (in thousands, except average contract rate):

			Average	($U.S.)
	Notional		Contract	Fair
	Amount		Rate	Value
Foreign currency forward contracts
U.S. dollars (sell for Canadian dollars)	19,000	USD	1.1603	$(1,143)
Swedish Krona (sell for U.S. dollars)	3,200	SEK	0.1229	(16)

				$(1,159)

The Company enters into foreign currency forward contracts in order to mitigate the risks associated with currency fluctuations on future cash flows.
The Company’s revolving credit agreement includes variable interest rates based on the lead bank’s prime rate or the then published LIBOR for the applicable borrowing period. There were no balances outstanding as of December 31, 2008. However, as of March 11, 2009, the Company had approximately $29 million and $12 million of borrowings outstanding under its U.S. and Canadian revolving credit agreements, respectively.
Item 8. Financial Statements and Supplementary Data
Information required for this item is contained in the Consolidated Financial Statements and Notes to Consolidated Financial Statements included immediately after the Signature Page of this Annual Report on Form 10-K and incorporated herein by this reference.
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
The Company’s management, including the Chief Executive Officer (CEO) and its Executive Vice President and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2008, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls were effective as of December 31, 2008.
(b) Management’s Annual Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of the Company’s businesses except for Sky Connect LLC’s operations acquired in August 2008. Sky Connect constituted approximately $19.6 million of the total assets and $4.2 million of the total revenues included in the Company’s consolidated financial statements as of and for the year ended December 31, 2008. Further discussion of this acquisition can be found in Note 3 of our consolidated financial statements. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of

43 of 82

directors regarding the preparation and fair presentation of published financial statements for external purposes, in accordance with generally accepted accounting principles. Management conducted its evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. We have concluded that, as of December 31, 2008, our internal control over financial reporting was effective based on these criteria.
KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company, has issued an audit report on the Company’s internal control over financial reporting. The report is included in Item 9A.(d) under the heading Report of Independent Registered Public Accounting Firm.
(c) Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the fourth quarter of 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
(d) Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
EMS Technologies, Inc.:
We have audited EMS Technologies, Inc.’s (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A.(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

44 of 82

EMS Technologies, Inc. acquired Sky Connect LLC during 2008, and management excluded from its assessment of the effectiveness of EMS Technologies, Inc.’s internal control over financial reporting as of December 31, 2008, Sky Connect LLC’s internal control over financial reporting associated with total assets of $19.6 million and total revenues of $4.2 million included in the consolidated financial statements of EMS Technologies, Inc. and subsidiaries as of and for the year ended December 31, 2008. Our audit of internal control over financial reporting of EMS Technologies, Inc. also excluded an evaluation of the internal control over financial reporting of Sky Connect LLC.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EMS Technologies, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 16, 2009 expressed an unqualified opinion on those consolidated financial statements.
KPMG LLP
Atlanta, Georgia
March 16, 2009

45 of 82

Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The information concerning directors and the Audit Committee financial experts called for by this Item will be contained in the Company’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information called for by this Item will be contained in the Company’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

46 of 82

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The following table sets forth certain information about the Company’s equity compensation plans as of December 31, 2008:

			(c)
	(a)		Number of securities
	Number of securities	(b)	remaining available for
	to be issued upon	Weighted average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column(a))

Equity compensation plans approved by security holders	732,754	$20.13	1,801,000
Equity compensation plans not approved by security holders	175,325	$19.55	74,732

Total	908,079	$20.02	1,875,732

All other information called for by this Item will be contained in the Company’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information called for by this Item will be contained in the Company’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information on the Audit Committee’s pre-approval policy for the independent registered public accounting firm’s services, and information on the principal accountants’ fees and services called for by this Item will be contained in the Company’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders and is incorporated herein by reference.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) 1. Financial Statements
The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements, appearing immediately after the Signature Page, are filed as part of this Annual Report on Form 10-K.
(a) 2. Financial Statement Schedule
Schedule II. Valuation and Qualifying Accounts — Years ended December 31, 2008, 2007 and 2006
All other schedules are omitted as the required information is inapplicable, or the information is presented in the financial statements or related notes.

47 of 82

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS (in thousands):

	Years Ended December 31, 2008, 2007 and 2006
		Additions
	Balance at	charged to					Balance
	beginning	costs and					at end
Classification	of year	expenses	Deductions		Other		of year

Allowance for Doubtful Accounts:
2006	$588	500	(347	)(a)	—		741
2007	741	1,404	(1,041	)(a)	—		1,104
2008	1,104	278	(587	)(a)	61	(b)	856
Valuation Allowance for Deferred Tax Assets:
2006	$46,969	307 (c)	(14,355	)(d)	—		32,921
2007	32,921	16,222 (c)	(49)		—		49,094
2008	49,094	—	(20,545	)(e)	—		28,549
Valuation Allowance for Assets Held for Sale:
2006	$6,200	—	(6,200	)(f)	—		—

(a)	Deductions represent receivables that were charged off to the allowance or recovered during the year.

(b)	Includes the balances at the date of acquisition for new businesses acquired during 2008.

(c)	In 2006, the Company increased the valuation allowance by $307,000 net, mainly for the benefits associated with certain foreign net operating losses. This increase in valuation allowance was based on management’s assessment that, due to changing business conditions and the limitation of tax planning strategies, the Company was not likely to fully realize these deferred tax assets. The 2007 changes in the valuation allowance for deferred tax assets related primarily to the net changes in the underlying deferred tax assets associated with the Company’s operations in Canada.

(d)	In 2006, the decrease in valuation allowance for deferred tax assets reflects: 1) adjustments of $8.2 million with a corresponding reduction in the Canadian deferred tax assets; 2) utilization of a $3.3 million capital loss; 3) change in judgment of $1.7 million related to Canadian estimated future taxable income; and 4) utilization/change in judgment/sale of operations of $1.2 million related to non-Canadian foreign operations.

(e)	The decrease in the valuation allowance in 2008 was attributable primarily to utilization of carryforwards with current period taxable income ($4.1 million), reduction of existing carryforwards as a result of revisions to amounts available ($5.9 million), the effect of changes in foreign currency exchange rates ($9.2 million) and a release of a portion of the beginning-of-the-year valuation allowance based on revisions to projected taxable income in the relatively near term ($1.3 million), supported by actual continuing profitability in the past several years.

(f)	The 2006 reduction in the allowance was a result of the sale of the Company’s SatNet and S&T/Montreal divisions.

48 of 82

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
2.3 Agreement and Plan of Merger dated as of December 11, 2008, by and among EMS Technologies, Inc., EMS Acquisitions, Inc., Formation, Inc., and Nimm Evatt solely as Stockholder Representative (incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K dated January 9, 2009).
2.4 Share Purchase Agreement dated as of November 20, 2008, by and among the Company, EMS Acquisition Company Limited, Satamatics Global Limited, and other various parties (incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K dated February 13, 2009).
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
4.1 EMS Technologies, Inc. Shareholder Rights Plan dated as of April 6, 1999, as amended November 2, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).
4.2 Amendment No. 1, dated July 29, 2008, to Credit Agreement among the Company and EMS Technologies Canada, LTD., the lenders party thereto, and Bank of America as Domestic and Canadian Administrative Agent (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008).
4.3 Credit Agreement, dated as of February 29, 2008, among the Company and EMS Technologies Canada, LTD., the lenders from time to time party thereto, and Bank of America as Domestic and Canadian Administrative Agent (incorporated by reference to Exhibit 4.01 to the Company’s Report on Form 8-K dated March 6, 2008).
4.4 Amendment dated February 19, 2009, to the Company’s Credit Agreement, dated as of February 29, 2008, among the Company and EMS Technologies Canada, LTD., the lenders from time to time party thereto, and Bank of America as Domestic and Canadian Administrative Agent. *
4.5 Domestic Revolving Note, dated February 29, 2008, issued by the Company, pursuant to the credit agreement dated as of February 29, 2008. *
4.6 Domestic Pledge Agreement, dated February 29, 2008, issued by the Company, pursuant to the credit agreement dated as of February 29, 2008. *
4.7 Domestic Security Agreement, dated February 29, 2008, issued by the Company, pursuant to the credit agreement dated as of February 29, 2008. *
4.8 Canadian Revolving Note, dated February 29, 2008, issued by the Company, pursuant to the credit agreement dated as of February 29, 2008. *

49 of 82

4.9 Canadian Pledge Agreement, dated February 29, 2008, issued by the Company, pursuant to the credit agreement dated as of February 29, 2008. *
4.10 Canadian Security Agreement, dated February 29, 2008, issued by the Company, pursuant to the credit agreement dated as of February 29, 2008. *
4.11 Agreement with respect to long-term debt pursuant to Item 601(b)(4)(iii)(A) of regulation S-K (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
10.1 Letter dated April 29, 2006 between the Company and Paul B. Domorski concerning the terms of his employment as President and Chief Executive Officer (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2006).
10.2 Form of Restricted Stock Award Restriction Agreement, dated June 2, 2006, under the 1997 Stock Incentive Plan, entered between the Company and Paul B. Domorski (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2006).
10.3 Agreement, effective as of June 2, 2006, between the Company and Paul B. Domorski, concerning termination of employment under certain circumstances (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).
10.4 Form of Amendment, December 15, 2008, to Agreement, effective as of June 2, 2006, between the Company and Paul Domorski. *
10.5 Form of Agreement between the Company and each of its executive officers other than the Chief Executive Officer, related to certain change-of-control events (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
10.6 Form of Amendment, December 15, 2008, to Agreement between the Company and each of its executive officers other than the Chief Executive Officer, related to certain change-of-control events. *
10.7 EMS Technologies, Inc. Officers’ Deferred Compensation Plan, as amended and restated October 30, 2008. *
10.8 EMS Technologies, Inc. Deferred Compensation Plan for Non-Employee Directors, as amended and restated October 30, 2008. *
10.9 EMS Technologies, Inc. 1997 Stock Incentive Plan, as adopted January 24, 1997, and amended through May 10, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).
10.10 Form of Restricted Stock Award Restriction Agreement, dated July 28, 2006, under the 1997 Stock Incentive Plan, entered between the Company and Neilson A. Mackay, Executive Vice President of the Company (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).
10.11 Form of Stock Option Agreement evidencing options granted after 2000 (other than in 2005) to executive officers under the EMS Technologies, Inc. 1997 Stock Incentive Plan, together with related Terms of Officer Stock Option, Form 1/25/01 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.12 Form of Stock Option Agreement evidencing options granted in 2005 to executive officers under the EMS Technologies, Inc. 1997 Stock Incentive Plan, together with related Terms of Officer Stock Option, Form 1/25/01 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

50 of 82

10.13 Form of Stock Option Agreement evidencing options granted automatically to non-employee members of the Board of Directors, upon each election to an additional one-year term of service, under the EMS Technologies, Inc. 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.14 EMS Technologies, Inc. 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.15 Form of Stock Option Agreement evidencing options granted in 2005 to employees under the EMS Technologies, Inc. 2000 Stock Incentive Plan, together with related Terms of Stock Option, Form 02/16/00 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.16 Form of Stock Option Agreement evidencing options granted (other than in 2005) to employees under the EMS Technologies, Inc. 2000 Stock Incentive Plan, together with related Terms of Stock Option, Form 02/16/00 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.17 Form of Restricted Stock Award Memo evidencing shares of stock issued, subject to certain restrictions, to employees under the 2000 Stock Incentive Plan, together with related Terms of Restricted Stock, Form 5-02-08. *
10.18 Form of Stock Option Agreement evidencing options granted automatically to non-employee members of the Board of Directors upon their initial election to the Board, under the EMS Technologies, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.19 EMS Technologies, Inc. 2007 Stock Incentive Plan, effective May 18, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).
10. 20 Form of Stock Option Agreement evidencing options granted automatically to non-employee members of the Board of Directors, upon each election to an additional one-year term of service, under the EMS Technologies, Inc. 2007 Stock Incentive Plan, together with related Terms of Director Stock Option, Form 5-18-07 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.21 Form of Stock Option Agreement evidencing options granted to executive officers under the EMS Technologies, Inc. 2007 Stock Incentive Plan, together with related Term of Officer Stock Options, Form 5/18/07 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.22 Form of Indemnification Agreement between the Company and each of its directors. *
10.23 Form of Indemnification Agreement between the Company and each of Don T. Scartz, Timothy C. Reis, Gary B. Shell, Neilson A. Mackay and the Company’s Vice President and Chief Accounting Officer. *
10.24 EMS Technologies, Inc. Executive Annual Incentive Compensation Plan, as amended and restated May 18, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).
10.25 Summary of compensation arrangements with non-employee members of the Board of Directors, as revised August 3, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 29, 2007).
10.26 Compensation Arrangements with Certain Executive Officers (incorporated by reference to Exhibit 10.1 to

51 of 82

the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008).
10.27 Letter Agreement dated May 2, 2008, between the Company and Don T. Scartz (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008).
10.28 Supplemental Retirement Income Agreement, dated November 16, 2007, between the Company and Don T. Scartz (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.29 Letter dated March 19, 2007 concerning compensation arrangements with Vice President of Corporate Development (now Executive Vice President) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).
10.30 Letter Agreement dated May 1, 2008, between the Company and James S. Childress (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008).
10.31 Form of Restricted Stock Award Restriction Agreement under the 2007 Stock Incentive Plan, entered between the Company and Gary B. Shell, Senior Vice President and Chief Financial Officer, and in substantially similar form with its Vice President and Chief Accounting Officer and one of its non-executive employees. *
14.1 EMS Technologies, Inc. Code of Business Ethics and Conduct, as revised February 6, 2004. *
21.1 Subsidiaries of the registrant. *
23.1 Consent of Independent Registered Public Accounting Firm. *
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1 Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

52 of 82

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMS TECHNOLOGIES, INC.

By:	/s/ Paul B. Domorski	Date: 3/16/09
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul B. Domorski Paul B. Domorski	President and Chief Executive Officer, and Director (Principal Executive Officer)	3/16/09

/s/ Gary B. Shell Gary B. Shell	Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)	3/16/09

/s/ David M. Sheffield David M. Sheffield	Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	3/16/09

/s/ Hermann Buerger Hermann Buerger	Director	3/16/09

/s/ Francis J. Erbrick Francis J. Erbrick	Director	3/16/09

/s/ John R. Kreick John R. Kreick	Director	3/16/09

/s/ John B. Mowell John B. Mowell	Director, Chairman of the Board	3/16/09

/s/ Thomas W. O’Connell Thomas W. O’Connell	Director	3/16/09

/s/ Bradford W. Parkinson Bradford W. Parkinson	Director	3/16/09

/s/ Norman E. Thagard Norman E. Thagard	Director	3/16/09

/s/ John L. Woodward, Jr. John L. Woodward, Jr.	Director	3/16/09

53 of 82

54 of 82

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
EMS Technologies, Inc.:
We have audited the accompanying consolidated balance sheets of EMS Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule included in Item 15(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMS Technologies, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Notes 1 and 7 to the consolidated financial statements, the Company changed its method of accounting for share-based payment in 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), EMS Technologies, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
KPMG LLP
Atlanta, Georgia
March 16, 2009

55 of 82

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31
	2008	2007	2006

Product net sales	$273,268	247,504	223,512
Service net sales	61,777	40,375	37,607

Net sales	335,045	287,879	261,119
Product cost of sales	175,836	151,611	139,517
Service cost of sales	37,818	23,667	25,094

Cost of sales	213,654	175,278	164,611
Selling, general and administrative expenses	82,368	74,561	66,335
Research and development expenses	19,399	18,773	15,816

Operating income	19,624	19,267	14,357
Interest income and other	2,430	5,403	2,254
Interest expense	(1,679)	(1,953)	(1,921)
Foreign exchange loss, net	(586)	(1,390)	(710)

Earnings from continuing operations before income taxes	19,789	21,327	13,980
Income tax benefit (expense)	682	(2,080)	1,823

Earnings from continuing operations	20,471	19,247	15,803

Discontinued operations:
(Loss) earnings from discontinued operations before income taxes	—	(585)	24,427
Income tax benefit (expense)	—	82	(7,222)

(Loss) earnings from discontinued operations	—	(503)	17,205

Net earnings	$20,471	18,744	33,008

Net earnings (loss) per share:
Basic:
From continuing operations	$1.32	1.25	1.08
From discontinued operations	—	(0.03)	1.18

Net earnings	$1.32	1.22	2.26

Diluted:
From continuing operations	$1.31	1.24	1.08
From discontinued operations	—	(0.03)	1.17

Net earnings	$1.31	1.21	2.25

Weighted-average number of shares:
Basic	15,452	15,354	14,621
Diluted	15,628	15,482	14,679
See accompanying notes to consolidated financial statements.

56 of 82

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$86,979	133,959
Trade accounts receivable, net of allowance for doubtful account of $856 in 2008 and $1,104 in 2007	65,831	61,084
Costs and estimated earnings in excess of billings	30,485	24,001
Inventories	35,670	28,949
Deferred income taxes	1,632	1,868
Other current assets	12,184	7,196

Total current assets	232,781	257,057

Property, plant and equipment:
Land	1,150	1,150
Buildings and leasehold improvements	16,238	15,954
Machinery and equipment	92,100	87,377
Furniture and fixtures	10,059	9,665

Total property, plant and equipment	119,547	114,146
Less accumulated depreciation and amortization	78,975	74,223

Net property, plant and equipment	40,572	39,923

Deferred income taxes	7,318	5,490
Goodwill	31,402	9,982
Other intangible assets, net of accumulated amortization of $8,219 in 2008 and $7,256 in 2007	11,166	5,837
Other assets	4,126	5,511

Total assets	$327,365	323,800

See accompanying notes to consolidated financial statements.

57 of 82

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
(in thousands)

	December 31
	2008	2007
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$1,302	3,174
Accounts payable	25,361	20,689
Billings in excess of contract costs and estimated earnings	8,172	6,643
Accrued compensation and retirement costs	14,456	13,725
Deferred service revenue	7,998	8,578
Other current liabilities	10,073	5,757

Total current liabilities	67,362	58,566
Long-term debt, excluding current installments	9,250	10,546
Other liabilities	8,011	7,562

Total liabilities	84,623	76,674

Shareholders’ equity:
Preferred stock of $1.00 par value per share; Authorized 10,000 shares; none issued	—	—
Common stock of $.10 par value per share; Authorized 75,000 shares, issued and outstanding 15,188 in 2008 and 15,581 in 2007	1,519	1,558
Additional paid-in capital	133,270	139,727
Accumulated other comprehensive (loss) income — foreign currency translation adjustment	(5,500)	12,859
Retained earnings	113,453	92,982

Total shareholders’ equity	242,742	247,126

Commitments and contingencies

Total liabilities and shareholders’ equity	$327,365	323,800

See accompanying notes to consolidated financial statements.

58 of 82

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31
	2008	2007	2006
Cash flows from operating activities:
Net earnings	$20,471	18,744	33,008
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	12,498	9,666	8,864
Deferred income taxes	(2,400)	887	(3,178)
Gain on sale of assets	(64)	(1)	(352)
Loss (gain) from discontinued operations	—	503	(17,205)
Stock-based compensation expense	2,339	1,727	987
Tax benefit for exercise of stock options	203	643	213
Excess tax benefits from stock-based compensation	(75)	(24)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable, net of allowance for doubtful accounts	(5,584)	14,259	(14,638)
Costs and estimated earnings in excess of billings	(7,991)	(989)	4,288
Inventories	(7,801)	(904)	(4,880)
Accounts payable	1,076	(7,113)	2,029
Other	3,779	4,665	512

Net cash provided by operating activities in continuing operations	16,451	42,063	9,648
Net cash (used in) provided by operating activities in discontinued operations	—	(3,329)	657

Net cash provided by operating activities	16,451	38,734	10,305

Cash flows from investing activities:
Purchases of property, plant and equipment	(13,869)	(14,579)	(8,502)
Payments for acquisitions of businesses	(32,354)	(5,000)	(188)
Proceeds from sales of assets	1,371	907	59,521

Net cash (used in) provided by investing activities in continuing operations	(44,852)	(18,672)	50,831
Net cash used in investing activities in discontinued operations	—	—	(480)

Net cash (used in) provided by investing activities	(44,852)	(18,672)	50,351

Cash flows from financing activities:
Repayment of debt	(3,159)	(1,281)	(27,990)
Change in restricted cash	—	81	2,458
Deferred financing costs paid	(1,254)	—	(85)
Payments for repurchase and retirement of common shares	(9,963)	—	—
Excess tax benefits from stock-based compensation	75	24	—
Proceeds from stock offering, net of expenses	—	—	58,736
Proceeds from exercise of stock options	925	4,332	2,124

Net cash (used in) provided by financing activities	(13,376)	3,156	35,243

Effect of exchange rates on cash and cash equivalents	(5,203)	1,310	737

Net change in cash and cash equivalents	(46,980)	24,528	96,636
Cash and cash equivalents at January 1	133,959	109,431	12,795

Cash and cash equivalents at December 31	$86,979	133,959	109,431

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,094	1,147	1,483
Cash paid for income taxes	2,289	357	9,357
See accompanying notes to consolidated financial statements.

59 of 82

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands)

	Three years ended December 31, 2008
					Accum-
					ulated
					other
					compre-		Total
			Additional	Compre-	hensive		share-
	Common Stock		paid-in	hensive	income	Retained	holders’
	Shares	Amount	capital	income	(loss)	earnings	equity

Balance December 31, 2005	11,343	$1,134	71,389		(97)	41,230	113,656
Net earnings	—	—	—	33,008	—	33,008	33,008
Income tax benefit from exercise of non-qualified stock options	—	—	213	—	—	—	213
Exercise of common stock options	215	21	3,387	—	—	—	3,408
Redemption of shares upon exercise of common stock options	(64)	(6)	(1,248)	—	—	—	(1,254)
Repurchases of stock	(2)	—	(30)	—	—	—	(30)
Issuance of common stock	3,795	380	58,356	—	—	—	58,740
Stock-based compensation	40	4	983	—	—	—	987
Foreign currency translation adjustment	—	—	—	2,540	2,540	—	2,540
Reclassification due to sale of discontinued operations	—	—	—	1,819	1,819	—	1,819

Comprehensive income for 2006				37,367

Balance December 31, 2006	15,327	1,533	133,050		4,262	74,238	213,083
Net earnings	—	—	—	18,744	—	18,744	18,744
Income tax benefit from exercise of non-qualified stock options	—	—	643	—	—	—	643
Exercise of common stock options	311	31	5,758	—	—	—	5,789
Redemption of shares upon exercise of common stock options	(58)	(6)	(1,427)	—	—	—	(1,433)
Repurchases of stock	(1)	—	(24)	—	—	—	(24)
Stock-based compensation	2	—	1,727	—	—	—	1,727
Foreign currency translation adjustment	—	—	—	8,597	8,597	—	8,597

Comprehensive income for 2007				27,341

Balance December 31, 2007	15,581	1,558	139,727		12,859	92,982	247,126
Net earnings	—	—	—	20,471	—	20,471	20,471
Income tax benefit from exercise of non-qualified stock options	—	—	203	—	—	—	203
Exercise of common stock options	56	6	989	—	—	—	995
Redemption of shares upon exercise of common stock options	(3)	—	(70)	—	—	—	(70)
Repurchases of stock	(480)	(48)	(9,915)	—	—	—	(9,963)
Stock-based compensation	34	3	2,336	—	—	—	2,339
Foreign currency translation adjustment	—	—	—	(18,359)	(18,359)	—	(18,359)

Comprehensive income for 2008				2,112

Balance December 31, 2008	15,188	$1,519	133,270		(5,500)	113,453	242,742

See accompanying notes to consolidated financial statements.

60 of 82

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 and 2006
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
The consolidated financial statements include the accounts of EMS Technologies, Inc. and its wholly owned subsidiaries LXE Inc., Sky Connect LLC, and EMS Technologies Canada, Ltd. (collectively, “the Company”). All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 2007 and 2006 consolidated financial statements to conform to the 2008 presentation.
In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has classified the revenues and expenses of SatNet and EMS Wireless as discontinued operations through their dates of disposition on March 9, 2006 and December 1, 2006, respectively, in the accompanying consolidated financial statements.
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
Following is a summary of the Company’s significant accounting policies:
— Revenue Recognition
Net sales are derived from sales of the Company’s products to end-users and to other manufacturers or systems integrators and for service to support such products. Net sales are generally recognized when completed units are shipped or services are performed, unless multiple deliverables are involved or software is more than incidental to a product as a whole, in which case we recognize revenue in accordance with Financial Accounting Standard Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, or American Institute of Certified Public Accountant’s Statement of Position No 97-2, Software Revenue Recognition, as applicable. We recognize revenue from product-related service contracts and extended warranties ratably over the life of the contract. We recognize revenue from repair services as services are rendered. We recognize revenue from contracts for engineering services using the percentage-completion method for fixed price contracts, or as costs are incurred for cost-type contracts.
Net sales under certain long-term contracts of Defense & Space (“D&S”) and Satellite Communications segments, many of which provide for periodic payments, are recognized under the percentage-of-completion method using the ratio of cost incurred to total estimated cost as the measure of performance. Estimated manufacturing cost at completion for these contracts are reviewed on a routine periodic basis, and adjustments are made periodically to the estimated cost at completion based on actual costs incurred, progress made, and estimates of the costs required to complete the contractual requirements. When the estimated manufacturing cost-at-completion exceeds the contract value, the contract is written down to its net realizable value, and the loss resulting from cost overruns is immediately recognized.
The Company establishes budgeted overhead rates, which are used to apply overhead costs to projects to calculate the estimated cost to complete for revenue recognition calculations. The Company expenses the monthly rate variance between actual overhead expenses incurred versus overhead expenses applied at budgeted rates. The monthly rate variance has no effect on the Company’s calculation of revenues to be recognized under percentage-of-completion accounting.

61 of 82

In applying the percentage-of-completion method of accounting, certain contracts may have revenue recognized in excess of billings (costs and estimated earnings in excess of billings), and other contracts may have billings in excess of net sales recognized (billings in excess of contract costs and estimated earnings). Under long-term contracts, the prerequisites for billing the customer for periodic payments generally involve the Company’s achievement of contractually specific, objective milestones (e.g., completion of design, testing, or other engineering phase, delivery of test data or other documentation, or delivery of an engineering model or flight hardware). Costs and estimated earnings in excess of billings under long-term contracts are usually billed and collected within one year. Such amounts are reflected in current assets on the consolidated balance sheet. The amounts estimated to be collected after one year of $551,000 as of December 31, 2008, and $2.0 million as of December 31, 2007 and are included in other noncurrent assets in the consolidated balance sheet.
Net sales under cost-reimbursement contracts in D&S are recognized depending on the type of fee specified in the contract. Contracts may have a fixed fee, award fee or a combination of both. A fixed fee is recognized over the performance of a cost-reimbursement contract in the same ratio as the costs incurred to date to the total target contract costs at completion. This same ratio is used for both billing the customer and recognizing net sales. If the expected costs to be incurred under the contract subsequently become materially different from the original estimated total costs, the fixed fee ratio and related fee recognition are adjusted accordingly. If the contract includes a clause for partial withholding of the fee pending specific acceptance or performance criteria, then the amount of withheld fee to be recognized will depend upon management’s evaluation of the likelihood of the withheld fee amount being paid.
An award or incentive fee is usually variable based upon specific performance criteria stated in the contract. Award or incentive fees are recognized only upon achieving the contractual criteria and after the customer has approved or granted the award or incentive.
— Government Research Incentives
The Satellite Communications segment receives government-sponsored research incentives in the form of cash reimbursement for a portion of certain qualified research expenditures. These incentives are recorded as a reduction of cost of sales, if the underlying research efforts primarily apply to development of technological capabilities for specific business opportunities. Otherwise they are recorded as a reduction of research and development expense.
— Cash Equivalents
The Company considers all highly liquid debt instruments with initial or remaining maturities of three months or less when purchased to be cash equivalents. Cash equivalents as of December 31, 2008 and 2007 included investments of $78.9 million and $115.3 million, respectively, in government-obligations money market funds, in other money market instruments, and in interest-bearing deposits.
— Inventories
Inventories are valued at the lower of cost (first-in, first-out) or market (net realizable value). Work-in-process consists of raw material and production costs, including indirect manufacturing costs.
— Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided primarily using the straight-line method over the following estimated useful lives of the respective assets which are as follows:

Buildings	20 to 40 years
Machinery and equipment	3 to 8 years
Furniture and fixtures	10 years
Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the respective leases.

62 of 82

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
— Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of each acquired entity over the amounts assigned to the tangible and identifiable intangible assets acquired and liabilities assumed in a business combination. Other identifiable intangible assets are recorded at fair value at the date of acquisition. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets acquired in a business combination and determined to have indefinite useful lives are not being amortized, but instead are evaluated for impairment annually, and between annual tests if an event occurs or circumstances change which indicate that the asset might be impaired.
The Company completes its annual evaluation of goodwill for impairment in the fourth quarter of each fiscal year. SFAS No. 142 requires that if the fair value of a reporting unit is less than its carrying amount, including goodwill, further analysis is required to measure the amount of the impairment loss, if any. The amount by which the reporting unit’s carrying amount of goodwill exceeds the implied fair value of the reporting unit’s goodwill, determined in accordance with SFAS No. 142, is to be recognized as an impairment loss.
In accordance with SFAS No. 142, intangible assets, other than those determined to have an indefinite life, are amortized to their estimated residual values on a straight-line basis over their estimated useful lives. These intangible assets are reviewed for impairment in accordance with SFAS No. 144, whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of an asset to be held and used is measured by comparing its carrying amount to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge would be recognized for the amount by which the carrying amount of the asset exceeds its fair value. An asset to be disposed of would be reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. Cash flow projections, although subject to a degree of uncertainty, are based on management’s estimates of future performance, giving consideration to existing and anticipated competitive and economic conditions.
— Income Taxes
The Company provides for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets and liabilities are classified as current or noncurrent based upon the nature of the underlying temporary differences. The effect on deferred taxes of a change in tax rates is recognized in earnings in the period that includes the enactment date.
The Company assesses the recoverability of deferred tax assets based on estimates of future taxable income and establishes a valuation allowance against its deferred tax assets in a jurisdiction if it believes that it is more likely than not that the deferred tax assets will not be recoverable.
On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim

63 of 82

periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.
The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the income tax expense line item in its consolidated statements of operations.
— Earnings Per Share
Basic earnings per share is the per-share allocation of income available to common shareholders based only on the weighted-average number of common shares actually outstanding during the period. Diluted earnings per share represents the per-share allocation of income attributable to common shareholders based on the weighted-average number of common shares actually outstanding plus all potential common share equivalents outstanding during the period, if dilutive. The Company uses the treasury stock method to determine diluted earnings per share.
Following is a reconciliation of the denominator for basic and diluted earnings per share calculations for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006

Basic weighted-average number of common shares outstanding	15,452	15,354	14,621
Dilutive potential shares using the treasury stock method	176	128	58

Diluted weighted-average number of common shares outstanding	15,628	15,482	14,679

Shares that were not included in dilutive earnings per share that could potentially dilute future basic earnings per share because their effect on the periods were antidilutive	341	44	504

— Stock-Based Compensation
The Company has adopted SFAS No. 123(R), Share-Based Payment, under the modified prospective method of transition, beginning with the first quarter of 2006. Under the modified prospective method, share-based compensation is recognized for (1) new share-based payment awards granted after the effective date, (2) awards modified, repurchased, or cancelled after the required date, and (3) the remaining portion of the requisite service under previously-granted unvested awards outstanding as of the effective date. Measurement and attribution of compensation costs for unvested share-based payment awards granted prior to the adoption of SFAS No. 123(R) are based on the original measure of the grant-date fair value and the same attribution method used previously under the provisions for pro-forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation. The modified prospective method does not allow any change to the grant-date fair value of previously reported share-based payment awards.
— Foreign Currency Translation
The functional currency is generally the local currency for each of the Company’s subsidiaries. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates in effect at the balance sheet date. Revenues and expenses are translated using average monthly exchange rates. The resulting translation adjustments are recorded as accumulated other comprehensive income in the accompanying consolidated statements of shareholders’ equity and comprehensive income.

64 of 82

Certain transactions produce receivables or payables denominated in a currency other than the functional currency. A change in exchange rates between the functional currency and the currency in which a transaction is denominated generates a foreign currency transaction gain or loss that is generally included in determining net earnings. However, gains or losses resulting from intercompany foreign currency transactions that are of a long-term-investment nature (that is, settlement is not planned or anticipated in the foreseeable future) are reported in the same manner as translation adjustments.
— Comprehensive Income
Comprehensive income consists of net earnings, foreign currency translation adjustments and reclassification due to the sale of discontinued operations, and is presented in the consolidated statements of shareholders’ equity and comprehensive income.
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
As of December 31, 2008, the Company’s net value of all derivatives was a net liability of $1,159,000.
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
— Effect of New Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. The Company prospectively adopted the effective provisions of SFAS No. 157 on January 1, 2008, as required for financial assets and liabilities. The adoption has not had a material impact on the Company’s 2008 consolidated financial statements. In accordance with SFAS No. 157, the Company has expanded its disclosures regarding the fair values of financial assets and liabilities.
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

65 of 82

periodic assessments of goodwill and other long-lived assets for impairment will be made using the definition of fair value prescribed by SFAS No. 157.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No.141(R) significantly changes the accounting for business combinations for which the acquisition date is on or after January 1, 2009, by requiring an acquiring entity to recognize all the assets acquired and liabilities assumed in a business combination at the acquisition-date fair value. Additionally, SFAS No. 141(R) modifies the accounting treatment for certain specified items related to business combinations (e.g., acquisition-related costs, restructuring costs, research and development assets, contingent consideration, and changes in valuation allowances for deferred tax assets), and requires a substantial number of new disclosures. SFAS No. 141(R) is effective for the Company for business combinations for which the acquisition date is on or after January 1, 2009, and earlier adoption is prohibited. The Company adopted SFAS No. 141(R) on January 1, 2009. SFAS No. 141(R) will not affect the accounting for business combinations for which the acquisition date is prior to January 1, 2009, except that changes, if any, in the valuation allowance against deferred tax assets will be reflected in income tax expense. Any costs incurred as of December 31, 2008, related to potential acquisitions that did not have an acquisition date on or prior to December 31, 2008, that are included as an asset as of that date as required by the provisions of SFAS No. 141, Business Combinations, the predecessor to SFAS No. 141(R), will be reflected as an expense as of January 1, 2009. The Company estimates the expense to be reported in the first quarter of 2009 to be approximately $2.2 million. The Company is evaluating the additional effects, if any, the implementation of SFAS No. 141(R) will have on the Company’s consolidated financial statements in 2009.
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

66 of 82

(2) DISCONTINUED OPERATIONS
In 2005 and 2006, the Company disposed of S&T/Montreal, SatNet, and EMS Wireless, which have been reported as discontinued operations through their dates of disposition. The sales agreements for each of these disposals contained standard indemnification provisions for various contingencies that could not be resolved before the dates of closing and for various representations and warranties provided by the Company and the purchasers. We accrue for a liability related to a contingency, representation or warranty when management considers that the liability is both probable and can be reasonably estimated. The purchaser of EMS Wireless has asserted claims under such representations and warranties. We do not believe that sufficient information exists to evaluate such claims, and cannot reasonably estimate the range of this potential liability, or determine whether such liability would be material. Therefore, no accrual has been recorded for this potential liability as of December 31, 2008.
In conjunction with the sale of S&T/Montreal in 2005, an existing contractual requirement for the Company to post approximately $3 million to secure in-orbit incentive performance of the Radarsat-2 payload was eliminated, but the Company continues to warrant that amount in the event of specified in-orbit payload failures. Based upon the available information, management believes that the outcome for this particular contingency is not probable and cannot be estimated. As a result, the Company has not incurred any costs to date, and has not recorded a liability as of December 31, 2008, with respect to this contingency. In 2006, the Company incurred $1.7 million in costs to settle various contingencies related to the sale of S&T/Montreal. The Company incurred no additional costs related to this disposition in 2007 and 2008.
Also as part of the agreement to sell the net assets of S&T/Montreal, the Company released the purchaser from a corporate guarantee, resulting in the Company accruing a long-term liability as of December 31, 2008. This liability represents the Company’s estimated loss under an agreement to acquire a license from the purchaser for $8.0 million in payments over a seven-year period for the rights to a certain satellite territory and a corresponding sublicense agreement that granted the territory rights back to the purchaser, under which the Company will receive a portion of the satellite service revenues from the specific market territory over the same period. The purchaser had previously guaranteed that the revenues derived under the sub-license would equal or exceed the acquisition cost of the license; however, without the guarantee, the Company currently estimates that its portion of the satellite service revenues will be less than the acquisition cost, and the Company has accordingly accrued a net current and long-term liability. During 2008, the Company adjusted the liability to its current best estimate of the loss.
On March 9, 2006, the Company completed the sale of the assets and operating liabilities of SatNet. The Company reported a loss of $1.5 million in 2006 from the disposal of SatNet, including costs to sell, and incurred an additional $0.3 million in costs in 2007. The Company incurred no additional costs related to this disposition in 2008.
On December 1, 2006, the Company completed the sale of the assets and operating liabilities of EMS Wireless. The Company reported a gain of $26.9 million in 2006 from the disposal of EMS Wireless, including costs to sell. Total costs incurred for the disposal of this operation were approximately $0.2 million, and $0.3 million in 2006 and 2007, respectively. The Company incurred no additional costs related to this disposition in 2008.
In the determination of the gain or loss recognized upon the sale of our discontinued operations, the accumulated foreign currency translation gain or loss included within accumulated other comprehensive income with respect to those divisions was recognized in net earnings at the time of sale.
The results of these discontinued operations for 2008, 2007 and 2006 were as follows (in thousands):

67 of 82

	2008	2007	2006
Net sales	$—	—	46,294
Expenses	—	—	(45,499)
Gain on sale of assets	—	—	26,856
Loss on sale of assets	—	—	(3,224)
Estimated loss on disposal	—	(585)	—

Earnings (loss) before income taxes	—	(585)	24,427
Income tax benefit (expense)	—	82	(7,222)

Earnings (loss) from discontinued operations	$—	(503)	17,205

In 2008, discontinued operations had no effect on the Company’s net earnings. Our discontinued operations reported a pre-tax loss of $0.6 million in 2007, mainly due to additional costs incurred to settle various contingent items, as well as expenses for legal, audit, and other outside services for the sale of SatNet and EMS Wireless. Our discontinued operations reported pre-tax earnings of $24.4 million in 2006, which included a $26.9 million gain on the sale of EMS Wireless. This gain was partially offset by an operating loss from SatNet through its date of disposition, and by costs resulting from the resolution of contingent items for SatNet and S&T/Montreal, as well as legal, audit, and other outside service expenses.
(3) ACQUISITIONS
The Company has expanded its technology base by acquiring various companies or their assets. During 2008, the Company completed acquisitions of two entities. Akerstroms Trux AB (“Trux”) of Bjorbo, Sweden was acquired on February 8, 2008, and Sky Connect, LLC (“Sky Connect”) of Takoma Park, MD was acquired on August 15, 2008. Trux manufactures and markets vehicle-mount computing solutions for warehousing and production environments in the Nordic region, and Sky Connect is a leading provider of Iridium-based combined tracking and voice systems for the aviation market.
The aggregate purchase price for the acquired entities was approximately $33 million, which could potentially increase by up to $3.5 million based upon achieving certain performance targets for 2009. The cost of the acquired entities was allocated based on the fair value of the underlying assets and liabilities, which included identifiable intangible assets of approximately $8.7 million. Intangible assets are subject to amortization based on expected useful lives that range from five to seven years. Goodwill, totaling approximately $23.4 million, represents the excess of the cost over the net of the amounts allocated to the assets acquired and liabilities assumed. The allocations for Sky Connect are preliminary and subject to adjustment as additional information is obtained by the Company. Approximately $11.0 million of the acquired goodwill is deductible over a 15-year period for income tax purposes.
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
In 2007, the Company acquired DSpace (“DSpace”), of Adelaide, Australia. DSpace develops advanced satellite communications technology, with programs spanning the satellite and radio systems domain and was the first to develop a key Inmarsat BGAN (Broadband Global Area Network) capability in 2003. The total purchase price was $5.0 million with $3.2 million in cash paid at closing. The majority of the cost to acquire DSpace was allocated to intangible assets. DSpace is an operating entity of our Satellite Communications reportable segment, and is being included in the Company’s results of operations from the date of its acquisition. Pro forma financial statements and information have not been included for this business since it is not considered a significant acquisition in relation to the Company’s consolidated financial statements.

68 of 82

The Company completed the acquisition of Formation, Inc. (“Formation”), of Moorestown, New Jersey, and of Satamatics Global Limited (“Satamatics”), of Tewkesbury, UK on January 9, 2009 and February 13, 2009, respectively. Formation’s core product lines are rugged disk data storage products, wireless access points, advanced integrated recorders, terminal data loaders, and avionics and media file servers. Satamatics’ core products include satellite data communications terminals for mobile asset tracking and monitoring, and related airtime services.
The aggregate purchase price for these two entities was approximately $86 million, which could potentially increase by up to approximately $15 million based upon achieving certain performance targets for 2009 and 2010. The cost of the acquired entities will be allocated based on the fair value of the underlying assets and liabilities. The total purchase price is subject to adjustment upon finalizing the closing balance sheets. These entities will be included in the Company’s results of operations from their respective acquisition dates.
The changes in carrying amount of goodwill for the year ended December 31, 2008, are as follows:

		Satellite
	LXE	Communications	Total

Balance as of January 1, 2008	$9,982	—	9,982
Goodwill acquired during year	12,395	11,007	23,402
Foreign currency translation adjustment	(1,982)	—	(1,982)
Impairment losses	—	—	—

Balance as of December 31, 2008	$20,395	11,007	31,402

There were no changes in the carrying amount of goodwill for the years ended December 31,2007 and 2006.
(4) INVENTORIES
Inventories as of December 31, 2008 and 2007 included the following (in thousands):

	December 31	December 31
	2008	2007

Parts and materials	$26,730	18,864
Work-in-process	2,404	3,733
Finished goods	6,536	6,352

	$35,670	28,949

(5) OTHER INTANGIBLE ASSETS
In 2008, the Company acquired Trux and Sky Connect, and recorded intangible assets of $8.7 million on the consolidated balance sheet. Based on the year-end foreign currency exchange rate, the amount of these intangible assets was $8.2 million. As of December 31, 2008, the net amount of these intangible assets was $7.3 million. These intangible assets are being amortized over the weighted-average life of 4.8 years. Amortization expense relating to these intangible assets was $1.1 million in 2008, with amortization expense of $1.8 million expected for years 2009 and 2010, $1.5 million for 2011 and 2012, and $0.6 million for 2013.
In 2007, the Company acquired DSpace, and recorded an intangible asset of $4.9 million on the consolidated balance sheet. Based on the year-end foreign currency exchange rate the amount of this intangible asset was $4.3 million. As of December 31, 2008 and 2007, the net amount of this intangible asset was $3.6 million, and $4.9 million, respectively. This intangible asset is being amortized over an estimated useful life of 10 years. Amortization expense relating to this intangible asset was $0.5 million in 2008, with amortization expense of $0.5 million expected for years 2009 through 2013.
The Company also acquired various intangible assets through acquisitions of technology companies in prior years totaling $5.8 million. Based on the year-end foreign currency exchange rate the amount of these intangible assets was $6.9 million. As of December 31, 2008 and 2007, the net amount of these additional intangible assets was $0.3 million and $0.9 million, respectively. These intangible assets are being amortized over the weighted-average life of 5.7 years. Amortization expense relating to these intangible assets was $0.6 million in 2008 and $1.0 million in 2007, with amortization expense of $0.3 million expected for 2009.

69 of 82

(6) LONG-TERM DEBT
The following is a summary of long-term debt as of December 31, 2008 and 2007 (in thousands):

	2008	2007
Promissory note, secured by a first mortgage on the Company’s headquarters facility, maturing in 2016, principal and interest payable in equal monthly installments of $104 with a fixed interest rate of 8.0%	$7,076	7,730
Term loan with an insurance company, secured by a U.S. building, maturing in February 2014, principal and interest payable in equal monthly installments of $68 with a fixed interest rate of 7.1%	3,466	4,012
Capital lease agreements, secured by machinery and equipment, computer hardware, software and peripherals, with various terms through 2010, due in quarterly installments with implicit interest rates of 3.0% to 4.2%	10	16
Revolving credit loan with a bank in the United Kingdom, which matured on April 2008, interest payable monthly at a variable rate (6.5% at the end of 2007)	—	1,962

Total long-term debt	10,552	13,720
Less current installments of long-term debt	1,302	3,174

Long-term debt, excluding current installments	$9,250	10,546

On February 29, 2008, the Company entered into a new revolving credit agreement with a syndicate of banks. This new agreement replaced the previous U.S. revolving credit and Canadian revolving credit agreements. Under the new agreement, the Company has $60.0 million total capacity for borrowing in the U.S. and $15.0 million total capacity for borrowing in Canada. The agreement also has a provision permitting an increase in the total borrowing capacity of up to an additional $50.0 million with additional commitments from the current lenders or from new lenders. The existing lenders have no obligation to increase their commitments. The credit agreement provides for borrowings through February 28, 2013, with no principal payments required until maturity. The credit agreement is secured by substantially all of the Company’s tangible and intangible assets, with certain exceptions for real estate that secures existing mortgages, for other permitted liens, and for certain assets in foreign countries.
Interest will be, at the Company’s option, a function of either the lead bank’s prime rate or the then-published London Interbank Offered Rate (“LIBOR”) for the applicable borrowing period. A commitment fee equal to 0.30% per annum of the average daily unused credit is payable quarterly. As of December 31, 2008, the Company had no borrowings outstanding under this revolving credit facility.
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
The Company has $2.0 million of standby letters of credit to satisfy performance guarantee requirements under certain customer contracts. While these obligations are not normally called, they could be called by the beneficiaries at any time before the expiration date should the Company fail to meet certain contractual requirements. After deducting outstanding letters of credit, as of December 31, 2008, the Company had $60.0 million available for borrowing in the U.S. and $13.0 million available for borrowing in Canada under the revolving credit agreement.

70 of 82

Following is a summary of the combined principal maturities of all long-term debt (in thousands) as of December 31, 2008:

2009	$1,302
2010	1,332
2011	1,500
2012	1,618
2013	1,745
Thereafter	3,055

Total principal maturities	$10,552

Included in these totals are principal payments to be made under the Company’s capital lease agreements.
(7) STOCK-BASED COMPENSATION
The Company has granted nonqualified stock options and nonvested restricted stock to key employees and directors under several stock option plans. All outstanding options have been granted with an exercise price equal to the fair market value of the stock on the grant date. The principal vesting requirement for all options granted prior to 2006 and in 2007 and 2008 was satisfaction of a service condition. The vesting requirements for options granted in 2006 included service-based and performance-based conditions. Grants to executives are made from a shareholder-approved plan. Grants to non-executives are made from a plan that has not been subject to shareholder approval. As of December 31, 2008, there were options exercisable under all plans for approximately 609,000 shares of common stock, and there were approximately 1,876,000 shares available for future option grants. Upon exercise of an option, the Company’s policy is to issue new shares.
The grants of restricted stock are valued on the date of grant at the intrinsic value of the underlying stock. Typically, the only restriction related to these grants is a service condition. The Company expenses the value of a nonvested grant on a straight-line basis over the related service period. As of December 31, 2008, the Company had granted 81,000 nonvested shares employees of which 18,000 shares vested in 2008, and 4,000 shares were forfeited.
The Company recognized charges to income of $2,339,000 in 2008, $1,727,000 in 2007, and $987,000 in 2006, before income tax benefit, for all the Company’s stock plans. The Company also recognized related income tax benefits of $955,000, $758,000, and $284,000 for the same periods, respectively.
Following is a summary of options outstanding as of December 31, 2008 (shares in thousands):

	Outstanding			Exercisable
	Number	Weighted	Weighted Average	Number	Weighted	Weighted Average
Range of	of	Average	Remaining	of	Average	Remaining
Exercise Prices	Shares	Exercise Price	Contractual Life	Shares	Exercise Price	Contractual Life

$11.63 - 13.89	76	$13.00		70	$12.98
13.90 - 14.93	69	14.22		69	14.22
14.94 - 15.80	62	15.63		57	15.63
15.81 - 18.98	130	18.13		93	18.14
18.99 - 20.00	180	19.35		82	19.19
20.01 - 22.74	191	21.08		142	21.28
22.75 - 28.67	200	26.85		96	25.80

11.63 - 28.67	908	20.02	3.9 years	609	18.95	3.7 years

The Company adopted SFAS No. 123(R), under the modified prospective method of transition, on January 1, 2006. Under the modified prospective method, share-based compensation is recognized for (1) new share-based payment awards granted after the effective date, (2) awards modified, repurchased, or cancelled after the effective date, and (3) the remaining portion of the requisite service under previously-granted unvested awards outstanding as of the effective date. Measurement and attribution of compensation costs for unvested share-based payment awards

71 of 82

granted prior to the adoption of SFAS No. 123(R) are based on the original measure of the grant-date fair value and the same attribution method used previously under the provisions for pro-forma disclosures of SFAS No. 123. The modified prospective method does not allow any change to the grant-date fair value of previously reported share-based payment awards.
Options with service-based vesting only
The principal vesting requirement for all options granted prior to 2006 and in 2007 and 2008 is a service condition that requires an employee to render service to the Company for a specified period of time. Vesting periods range from six months to four years, and substantially all of these options have graded vesting over these periods. Options provide for accelerated vesting if there is a change of control, as defined in the plans. All outstanding options expire from six to ten years after the date of grant.
Following is a summary of service-based option activity for 2008 (shares and aggregate intrinsic value in thousands):

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise	Life	Intrinsic
	Shares	Price	(in years)	Value

Options outstanding at December 31, 2007	680	$18.22
Granted	144	28.06
Exercised	(56)	17.75
Forfeited or expired	6	29.17

Options outstanding at December 31, 2008	774	20.16	4.0	$2,502

Options exercisable at December 31, 2008	546	18.91	3.7	2,137

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

	2008	2007	2006

Expected volitility	45% - 46%	53% - 59%	54% - 61%
Expected term (in years)	4.8 - 5.0	4.7 - 8.3	5.0 - 8.3
Risk-free rate	2.9% - 3.0%	4.5% - 4.9%	4.7% - 5.1%
Expected dividend yield	None	None	None
The weighted-average grant-date fair value of service-based options granted in years 2008, 2007, and 2006 was $12.02, $9.98, and $12.96, respectively. The total intrinsic value for service-based options exercised during the years ended December 31, 2008, 2007 and 2006 was $501,000, and $2,257,000 and $742,000, respectively.
As of December 31, 2008, there was $1,087,000 of total unrecognized compensation cost related to nonvested service-based options granted under the Company’s plans. That cost is expected to be recognized over a weighted-average period of 1.4 years.
Options with performance-based and service-based vesting
In 2006, the Company issued options that included both performance-based and service-based vesting conditions. Each option became exercisable as to 25% of the shares beginning on the first anniversary of the grant and

72 of 82

continuing on the subsequent three anniversaries, provided that the Company or, in the case of segment employees, the employee’s principal segment during the year, has achieved, during the year preceding each vesting date, the earnings target specified by the Board’s compensation committee at the beginning of each year. These performance-based options expire on the sixth anniversary of the date of grant. All other terms and conditions of these option grants are similar to options with service-based vesting only.
Following is a summary of option activity for options with both performance-based and service-based vesting conditions for 2008 (shares and aggregate intrinsic value in thousands):

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise	Life	Intrinsic
	Shares	Price	(in years)	Value

Options outstanding at December 31, 2007	154	$19.06
Granted	—	—
Exercised	—	18.05
Forfeited or expired	(20)	18.05

Options outstanding at December 31, 2008	134	19.21	3.3	$399

Options exercisable at December 31, 2008	64	19.28	3.3	185

The fair value of each performance-based and service-based option grant is estimated on the date of grant using the Black-Scholes option pricing model and the assumptions noted in the table below. The basis for each of the critical assumptions listed below is the same as those used to determine the fair value of the Company’s service based option grants.

	2008	2007	2006

Expected volitility	40%	55% - 56%	56%
Expected term (in years)	3.0	4.0	5.0
Risk-free rate	2.2% - 2.4%	4.7%	4.8% - 5.0%
Expected dividend yield	None	None	None
The weighted-average grant-date fair value of options with both performance-based and service-based vesting conditions granted during 2006 was $10.09. There were no such options granted in 2007 or 2008. The total intrinsic value of such options exercised during the years ended December 31, 2008, and 2007 was $3,000, and $56,000, respectively. There were no options exercised during the year ended December 31, 2006.
The combined fair value of both service-based and performance and service-based grants vested during the years ended December 31, 2008, 2007, and 2006 was $1.3 million, $1.1 million, and $1.9 million, respectively. The Company received $0.8 million, $4.3 million, and $2.1 million from all share options exercised, net of withholding taxes, during 2008, 2007, and 2006, respectively.

73 of 82

Nonvested stock
Following is a summary of nonvested stock activity for 2008 (shares in thousands):

		Weighted
	Number	Average
	of	Grant-Date
	Shares	Fair Value
Nonvested stock outstanding at December 31, 2007	39	$18.26
Granted	38	28.35
Vested	(18)	19.49
Forefeited	(4)	15.74

Nonvested stock outstanding at December 31, 2008	55	24.99

Nonvested stock valued at $206,000, $58,000, and $717,000 was granted to certain senior executives during 2008, 2007, and 2006, respectively, and $860,000 was granted to non-executive employees in 2008. The only restriction on the stock is the completion of specified service periods. As of December 31, 2008, there was $698,000 of total unrecognized compensation cost related to nonvested stock awards. That cost is expected to be recognized on a straight-line basis over a weighted-average 2 year service period.
(8) INCOME TAXES
Total income tax benefit (expense) provided for in the Company’s consolidated financial statements consists of the following for the years ended December 31, 2008, 2007, and 2006 (in thousands):

	2008	2007	2006
Income tax benefit (expense), continuing operations	$682	(2,080)	1,823
Income tax benefit (expense), discontinued operations	—	82	(7,222)
Income tax benefit resulting from exercise of stock options credited to shareholders’ equity	203	643	213

Total	$885	(1,355)	(5,186)

The components of income tax benefit (expense) for continuing operations for the years ended December 31, 2008, 2007 and 2006 were (in thousands):

	2008	2007	2006

Current:
Federal	$(1,460)	(1,483)	395
State	(176)	(332)	(506)
Foreign	(689)	(1,274)	(1,806)

Total	(2,325)	(3,089)	(1,917)

Deferred:
Federal	1,569	878	2,457
State	9	35	42
Foreign	1,429	96	1,241

Total	3,007	1,009	3,740

Total income tax benefit (expense)	$682	(2,080)	1,823

Income tax benefit (expense) for continuing operations differed as follows from the amounts computed by applying the U.S. federal statutory income tax rate of 34%, 34% and 35% to earnings from continuing operations before income taxes for the years ended December 31, 2008, 2007, and 2006, respectively (in thousands):

74 of 82

	2008	2007	2006

Expense computed at the federal statutory rate	$(6,728)	(7,251)	(4,893)
Effect of:
State income taxes, net of federal income tax effects	(110)	(196)	(321)
Tax credits from research activities	1,716	936	4,181
Difference in effective foreign tax rates	4,544	4,127	1,494
Valuation allowance	1,195	49	1,881
Foreign permanent differences	(55)	(177)	(366)
Other	120	432	(153)

Income tax benefit (expense)	$682	(2,080)	1,823

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2008 and 2007 are presented below (in thousands):

	2008	2007

Deferred tax assets:
Inventories	$602	892
Accrued compensation costs	769	835
Accrued warranty costs	779	821
Foreign research expense and tax credit carry forward	33,721	53,895
Foreign net operating loss carry forward	1,272	575
Credit for corporate minimum tax	408	675
Research and development credit carry forward	1,427	387
Stock-based compensation	1,594	721
Other	1,843	950

Total gross deferred tax assets	42,415	59,751
Valuation allowance	(28,549)	(49,094)

	13,866	10,657

Deferred tax liabilities:
Property, plant and equipment	3,993	3,079
Other	923	220

Total gross deferred tax liabilities	4,916	3,299

Net deferred tax assets	$8,950	7,358

The net change in the valuation allowance for 2008, 2007 and 2006 was a decrease of $20.5 million, an increase of $16.2 million, and a decrease of $14.0 million, respectively. The majority of the valuation allowance is necessary for the deferred tax assets in Canada, primarily the research expense and tax credit carryforwards. The decrease in the valuation allowance in 2008 was attributable primarily to utilization of carryforwards with current period taxable income ($4.1 million), reduction of existing carryforwards as a result of revisions to amounts available ($5.9 million), the effect of changes in foreign currency exchange rates ($9.2 million) and a release of a portion of the beginning-of-the-year valuation allowance based on revisions to projected taxable income in the relatively near term ($1.3 million) supported by actual continuing profitability in the past several years. The Company has not conducted a study of credits available in 2008; therefore, no related deferred tax assets were recognized. However, the Company has until June 2010 to complete such an analysis and file a claim for the credits. The increase in the valuation allowance in 2007 was attributable primarily to an increase in existing carryforwards as a result of revisions to amounts available ($8.2 million) and the effect of changes in foreign currency exchange rates ($5.8 million). In 2006, the decrease in valuation allowance for deferred tax assets reflects: adjustments of $8.2 million with a corresponding reduction in the Canadian deferred tax assets; utilization of a $3.3 million capital loss; change in judgment of $1.7 million related to Canadian estimated future taxable income; and utilization/change in judgment/sale of operations of $1.2 million related to non-Canadian foreign operations.

75 of 82

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, or prior to expiration of carry forward items. Management considers the expected reversal of deferred tax liabilities, expected levels of future taxable income and tax planning strategies in making this assessment. Based on these considerations, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets, net of the existing valuation allowances as of December 31, 2008. In most jurisdictions, recent levels of earnings are sufficient to realize the benefits of the deferred tax assets, net of the valuation allowance, over a relatively short period of time. Due to the length of time until all of the deferred tax assets would be realized and the uncertainty that exists in the current global economy, the release in 2008 was limited to that amount. The valuation allowance may be reduced further in the future resulting in an income tax benefit to future consolidated statements of operations if profitability expectations for the future continue to increase. The amount of deferred tax asset considered realizable, however, could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.
The Company has Investment Tax Credit carryforwards in Canada with a 20-year expiration carryforward period and Scientific Research and Experimental Development expenditure credits in Canada with an unlimited expiration period. The net amount of the deferred tax benefit is $33,721,000 with the majority of the amount offset by valuation allowance. The specific carryforward periods for the Investment Tax Credits extend from years 2018 through 2027 from amounts generated from tax years 1998 through 2007.
The Company also has $4,441,000 of net foreign operating loss carryforwards. Despite an unlimited expiration carryforward period, the Company has close to a full valuation allowance placed on these benefits as it is not more likely than not that the attributes will be utilized in the future.
The U.S. operations are consolidated for federal income tax purposes. These U.S. operations had earnings before income taxes of $4,489,000 in 2008, $5,716,000 in 2007, and $5,033,000 in 2006. The continuing combined foreign operations reported earnings before income taxes of $15,300,000, $15,611,000, and $8,947,000 in 2008, 2007, and 2006, respectively.
The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. Upon adoption on January 1, 2007, the Company had $2,560,000 of unrecognized tax benefits, as adjusted to $2,714,000 to reflect the reclassification of amounts in discontinued operations and accrued interest on unrecognized benefits. As of December 31, 2007, the Company had $2,591,000 of unrecognized tax benefits, $2,105,000 of which would affect the Company’s effective tax rate if recognized. As of December 31, 2008, the Company had $2,949,000 of unrecognized tax benefits, $2,562,000 of which would affect the Company’s effective tax rate if recognized.
The following table summarizes the activity related to the Company’s unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007

Balance as of January 1	$2,591	2,714
Increases related to current year tax positions	194	472
Increases related to prior year tax positions	270	31
Decreases related to lapsing of statute of limitations	(14)	(23)
Decreases related to settlements with taxing authorities	—	(788)
Foreign exchange	(92)	185

Balance as of December 31	$2,949	2,591

In the normal course of business, the Company is subject to audits from the federal, state, provincial and other tax authorities regarding various tax liabilities. The Company records refunds from audits when receipt is assured and records assessments when a loss is probable and estimable. These audits may alter the timing or amounts of taxable

76 of 82

income or deductions, or the allocation of income among tax jurisdictions. The amount ultimately paid upon resolution of issues raised may differ from the amounts accrued. The Company is generally no longer subject to income tax examination by tax authorities for years before 2002.
The Company is currently under audit by the Internal Revenue Service for the tax year 2006. The Company is also under audit in Canada at the federal and the Ontario and Quebec provincial levels for various years between 2002 and 2006. The Company expects to complete the audits in the next twelve months. Any related unrecognized tax benefits could be adjusted based on the results of the audits. The Company cannot estimate the range of the change that is reasonably possible at this time.
(9) RETIREMENT PLANS
The Company established a qualified defined contribution plan in 1993. All U.S.-based employees that met a minimum service requirement (approximately 500 employees) were eligible to participate in the plan prior to 2008. Company contributions are allocated to each participant based upon an age-weighted formula that discounts an equivalent benefit (as a percentage of eligible compensation) at age 65 to each employee’s current age. Accumulated contributions are invested at each participant’s discretion from among a diverse range of investment options offered by an independent investment firm selected by the Company.
The Company’s contribution to this plan is determined each year by the Board of Directors. There is no required minimum annual contribution, but the contribution for 2008 was approximately 3.2% of base payroll of eligible employees. The plan is scheduled to be terminated after 2015. Contributions after 2007 are at a lower level than in prior years and are further reduced for employees who had less than 15 years of service or 50 years of age at December 31, 2007. The Company’s total expense through continuing operations related to the defined contribution plan totaled $1.1 million in 2008, $2.4 million in 2007, and $2.2 million for 2006.
The Company sponsors qualified retirement savings plans in the U.S., Canada and the United Kingdom, in which the Company matches a portion of each eligible employee’s contributions. The Company’s matching contributions to these plans through continuing operations were $2.5 million in 2008, $1.9 million in 2007, and $1.6 million in 2006.
(10) FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company adopted SFAS No. 157 for financial assets and liabilities on January 1, 2008. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier fair-value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
•	Level 1 — Observable inputs consisting of quoted prices in active markets;

•	Level 2 — Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable and accrued expenses approximate their fair values because of the short-term maturity of these instruments.

77 of 82

The following table presents the carrying amounts and estimated fair values of the Company’s other financial assets and liabilities at December 31, 2008, consistent with the fair-value hierarchy provisions of SFAS No. 157:

Fair Value Measurements of Assets (Liabilities) Using
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	(Liabilities)	Inputs	Inputs	Carrying
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Amount

Foreign currency forward contracts	$(1,159)	—	—	(1,159)
Mortgage debt	—	(10,672)	—	(10,542)
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
The Company has two fixed-rate, long-term mortgages. One mortgage has an 8.0% rate and a carrying amount as of December 31, 2008 and 2007 of $7.1 million, and $7.7 million, respectively. The other mortgage has a 7.1% rate and a carrying amount as of December 31, 2008 and 2007 of $3.5 million and $4.0 million, respectively. The estimated fair value of the Company’s mortgage debt is based on quoted market prices for similar instruments. Mortgage debt is recorded in long-term debt on the Company’s consolidated balance sheet.
Management believes that these assets and liabilities can be liquidated without restriction.
(11) BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION
The Company is organized into three reportable segments: Defense & Space, LXE, and Satellite Communications, which includes the newly acquired Sky Connect business (refer to Note 3 of the Company’s consolidated financial statements for additional information) and the previously reported SATCOM segment. Sky Connect was aggregated with SATCOM based on factors including similar economic characteristics, product and service offerings, customer base, and the markets in which they operate. The Company determines operating segments in accordance with the Company’s internal management structure, which is organized based on products and services that share distinct operating characteristics. Each segment is separately managed and is evaluated primarily upon operating income.
The D&S segment manufactures custom-designed, highly engineered subsystems for use in space, airborne, and terrestrial applications for communications, radar, surveillance, precision tracking and electronic countermeasures. Orders typically involve development and production schedules that can extend a year or more, and most revenues are recognized under percentage-of-completion long-term contract accounting. Hardware is sold to prime contractors or systems integrators rather than to end-users.
The LXE segment manufactures mobile terminals and wireless data collection equipment for logistics management systems. The manufacturing cycle for each order is generally just a few days, and revenues are recognized upon shipment of hardware. Hardware is marketed to end-users and to third parties that incorporate their products and services with the Company’s hardware for delivery to end-users. LXE operates mainly in two markets; the Americas market, which is comprised of North, South and Central Americas, and the international market which is comprised of all other geographic areas with the highest concentration in Europe.
The Satellite Communications segment offers satellite-based communications, tracking, and messaging solutions through a broad array of terminals and antennas for the aeronautical, ground-mobile and emergency management markets. The manufacturing cycle for each order is generally just a few days, and revenues are recognized upon shipment of hardware. Hardware is marketed to third parties that incorporate their products and services with the Company’s hardware for delivery to end-users. Satellite Communications also derives a portion of its net sales from performance on longer-term development contracts. Net sales on these contracts are generally accounted for using percentage-of-completion accounting.
Accounting policies for segments are the same as those described in the summary of significant accounting policies, except that deferred income tax assets and liabilities are generally provided for only at the consolidated level.

78 of 82

The following segment data is presented in thousands:

	Years Ended December 31
	2008	2007	2006
Net sales:
Defense & Space	$76,643	59,090	52,431
Less sales to discontinued operations	—	—	(15)

Defense & Space external sales	76,643	59,090	52,416
LXE	145,885	138,821	138,001
Satellite Communications	112,517	89,968	70,702

Total	$335,045	287,879	261,119

Operating income (loss):
Defense & Space	$6,381	4,876	2,572
LXE	2,861	7,067	11,043
Satellite Communications	14,187	12,189	6,170
Corporate	(3,805)	(4,865)	(5,428)

Total	$19,624	19,267	14,357

Interest income and other, net of foreign exchange losses:
Defense & Space	$6	7	28
LXE	500	236	8
Satellite Communications	(154)	(564)	(66)
Corporate	1,492	4,334	1,574

Total	$1,844	4,013	1,544

Interest expense:
Defense & Space	$(40)	(141)	(444)
LXE	(406)	(348)	(405)
Satellite Communications	(62)	(121)	(117)
Corporate	(1,171)	(1,343)	(955)

Total	$(1,679)	(1,953)	(1,921)

Earnings (loss) from continuing operations before income taxes:

Defense & Space	$6,347	4,742	2,156
LXE	2,955	6,955	10,646
Satellite Communications	13,971	11,504	5,987
Corporate	(3,484)	(1,874)	(4,809)

Total	$19,789	21,327	13,980

Capital expenditures:
Defense & Space	$6,105	3,684	2,391
LXE	2,957	3,364	2,467
Satellite Communications	4,573	6,589	3,227
Corporate	422	942	417

Total	$14,057	14,579	8,502

Depreciation and amortization:
Defense & Space	$3,023	2,620	2,558
LXE	3,363	2,205	2,246
Satellite Communications	5,089	3,619	2,851
Corporate	1,023	1,222	1,209

Total	$12,498	9,666	8,864

79 of 82

	December 31
	2008	2007
Assets:
Defense & Space	$47,417	42,017
LXE	107,230	94,613
Satellite Communications	99,323	77,552
Corporate	73,395	109,618

Total	$327,365	323,800

Following is a summary of enterprise-wide information (in thousands):

	Years Ended December 31
	2008	2007	2006
Net sales to customers in the following countries:
United States	$202,520	176,209	178,662
United Kingdom	28,445	20,911	13,542
Other foreign countries	104,080	90,759	68,915

Total	$335,045	287,879	261,119

Net sales are attributed to individual countries based on our customer’s country of origin at the time of the sale.

	December 31
	2008	2007
Long-lived assets are located in the following countries:
United States	$32,831	24,032
Canada	7,609	10,621
Other foreign countries	11,298	11,107

Total	$51,738	45,760

Concentration of net assets by geographic region:
United States	$131,949	154,253
Canada	50,128	48,476
Europe	49,511	32,198
Other	11,154	12,199

Total	$242,742	247,126

No customer accounted for more than 10% of consolidated net sales in 2008, 2007 or 2006.
(12) ISSUANCE OF COMMON SHARES
On February 15, 2006, the Company completed the sale of 3,300,000 shares of common stock (par value $0.10 per share) in a registered public offering, and on February 27, 2006, the Company issued an additional 495,000 shares upon the exercise of the underwriters’ over-allotment option. The offering price was $16.70 per share, and the Company received net proceeds of approximately $58.7 million after deducting underwriting discounts, commissions and other offering expenses. The Company used these net proceeds to repay all of its borrowings under its U.S. and Canadian revolving credit facilities. The remaining proceeds were invested in a government-

80 of 82

obligations money market fund, and in other money market instruments and interest-bearing deposits, and have been used to finance business acquisitions made by the Company’s since 2006. See Note 3 of the Company’s consolidated financial statements for additional information.
(13) REPURCHASE OF COMMON SHARES
On July 29, 2008, the Company’s Board of Directors authorized a stock repurchase program for up to $20 million of the Company’s common shares. In 2008, the Company repurchased and retired 474,000 common shares for approximately $9.8 million.
(14) COMMITMENTS AND CONTINGENCIES
The Company is committed under several noncancelable operating leases for office space, computer and office equipment and automobiles. Minimum annual lease payments under such leases having initial or remaining terms in excess of one year are $4,142,000 in 2009, $3,646,000 in 2010, $2,959,000 in 2011, $2,276,000 in 2012, $2,039,000 in 2013 and $6,916,000 thereafter.
The Company also has short-term leases for regional sales offices, equipment and automobiles. Total rent expense under all operating leases was approximately $4,518,000, $4,067,000, and $3,778,000 in 2008, 2007, and 2006, respectively.
The Company’s Canadian-based SATCOM division has received cost-sharing assistance from the Government of Canada under several programs that support the development of new commercial technologies and products. This funding is repayable in the form of royalties, the level of which will depend upon future revenue earned by SATCOM above a certain threshold. These royalties accrue at rates generally less than one percent of sales and typically require growth in revenue for amounts to be payable. As a result, although the Company cannot accurately estimate the level of future possible royalties, the Company does not believe that such royalties will have a material adverse effect on future results of operations. The Company is also required to pay royalties through LXE. These royalty fees are based on the sales of specific products and are calculated at fixed percentages on their net selling price. In total, the Company incurred costs of $1.3 million, $1.1 million, and $0.7 million related to royalty fees in 2008, 2007 and 2006, respectively.
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
The Company generally provides a limited warranty for each of its products. The basic warranty periods vary from one to five years, depending upon the type of product. For certain products, customers can purchase warranty coverage for specified additional periods. The Company records a liability for the estimated costs to be incurred under warranties, which is included in other current liabilities on the Company’s consolidated balance sheets. The amount of this liability is based upon historical, as well as expected, rates of warranty claims. The warranty liability is periodically reviewed for adequacy and adjusted as necessary. Following is a summary of the activity for the periods presented related to the aggregate product warranty liability (in thousands):

	Years Ended December 31
	2008	2007	2006
Balance at beginning of the year	$2,647	2,051	1,894
Accruals for warranties issued during the year	3,308	3,175	1,945
Settlements made during the year	(3,166)	(2,579)	(1,788)

Balance at end of year	$2,789	2,647	2,051

81 of 82

(15) LITIGATION
The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
(16) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Following is a summary of interim financial information for the years ended December 31, 2008 and 2007 (in thousands, except net earnings (loss) per share):

	2008 Quarters Ended
	March 29	June 28	September 27	December 31

Net sales	$75,494	81,279	87,842	90,430
Operating income	3,437	3,407	7,205	5,575
Net earnings	4,160	3,411	6,077	6,823
Net earnings per share:
Basic:
Continuing operations	$0.27	0.22	0.39	0.45
Discontinued operations	—	—	—	—

Net earnings	$0.27	0.22	0.39	0.45

Diluted:
Continuing operations	$0.26	0.22	0.39	0.44
Discontinued operations	—	—	—	—

Net earnings	$0.26	0.22	0.39	0.44

	2007 Quarters Ended
	March 31	June 30	September 29	December 31

Net sales	$66,574	72,147	73,145	76,013
Operating income	3,078	3,980	5,242	6,967
Earnings from continuing operations	2,880	3,574	5,606	7,187
(Loss) earnings from discontinued operations	(467)	3	11	(50)
Net earnings	2,413	3,577	5,617	7,137
Net earnings (loss) per share:
Basic:
Continuing operations	$0.19	0.23	0.37	0.46
Discontinued operations	(0.03)	—	—	—

Net earnings	$0.16	0.23	0.37	0.46

Diluted:
Continuing operations	$0.19	0.23	0.36	0.46
Discontinued operations	(0.03)	—	—	—

Net earnings	$0.16	0.23	0.36	0.46

82 of 82