Form 10-Q
period 2009-04-04
EMS TECHNOLOGIES INC
filed 2009-05-14
CIK 32198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2009
Commission file number 0-6072
EMS TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-1035424

(State or other jurisdiction of incorporation or organization)	(IRS Employer ID Number)

660 Engineering Drive, Norcross, Georgia	30092

(Address of principal executive offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (770) 263-9200
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on May 8, 2009:

Class	Number of Shares

Common Stock, $.10 par Value	15,208,790
AVAILABLE INFORMATION
EMS Technologies, Inc. makes available free of charge, on or through its website at www.ems-t.com, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Information contained on the Company’s website is not part of this report.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
EMS Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended
	April 4	March 29
	2009	2008
Product net sales	$68,791	63,715
Service net sales	23,487	11,779

Net sales	92,278	75,494
Product cost of sales	46,077	39,642
Service cost of sales	17,240	7,196

Cost of sales	63,317	46,838
Selling, general and administrative expenses	22,596	20,198
Research and development expenses	4,412	5,021
Acquisition-related charges	3,895	—

Operating (loss) income	(1,942)	3,437
Interest income	62	999
Interest expense	(621)	(369)
Foreign exchange (loss) gain, net	(467)	51

(Loss) earnings before income taxes	(2,968)	4,118
Income tax benefit	—	42

Net (loss) earnings	$(2,968)	4,160

Net (loss) earnings per share:
Basic	$(0.20)	0.27
Diluted	(0.20)	0.26

Weighted-average number of shares outstanding:
Basic	15,146	15,545
Diluted	15,146	15,768
See accompanying notes to interim unaudited consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands)

	April 4	December 31
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$45,944	86,979
Trade accounts receivable, net of allowance for doubtful accounts of $1,116 in 2009 and $856 in 2008	68,654	65,831
Costs and estimated earnings in excess of billings on long-term contracts	22,679	30,485
Inventories	46,793	35,670
Deferred income taxes	2,287	1,632
Other current assets	18,279	12,184

Total current assets	204,636	232,781

Property, plant and equipment:
Land	1,150	1,150
Buildings and leasehold improvements	17,825	16,238
Machinery and equipment	97,352	92,100
Furniture and fixtures	10,252	10,059

Total property, plant and equipment	126,579	119,547
Less accumulated depreciation and amortization	81,040	78,975

Net property, plant and equipment	45,539	40,572

Deferred income taxes	6,269	7,318
Goodwill	84,697	31,402
Other intangible assets, net of accumulated amortization of $10,447 in 2009 and $8,219 in 2008	49,951	11,166
Other assets	8,377	4,126

Total assets	$399,469	327,365

See accompanying notes to interim unaudited consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited), continued
(in thousands, except share data)

	April 4	December 31
	2009	2008
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$1,324	1,302
Accounts payable	35,298	25,361
Billings in excess of costs and estimated earnings on long-term contracts	8,556	8,172
Accrued compensation and retirement costs	14,201	14,456
Deferred service revenue	10,710	7,998
Other current liabilities	20,702	10,073

Total current liabilities	90,791	67,362
Long-term debt, excluding current installments	42,786	9,250
Deferred income taxes	9,433	—
Other liabilities	17,216	8,011

Total liabilities	160,226	84,623

Shareholders’ equity:
Preferred stock of $1.00 par value per share; Authorized 10,000 shares; none issued	—	—
Common stock of $.10 par value per share; Authorized 75,000 shares, issued and outstanding 15,201 in 2009 and 15,188 in 2008	1,520	1,519
Additional paid-in capital	133,918	133,270
Accumulated other comprehensive loss — foreign currency translation adjustment	(6,680)	(5,500)
Retained earnings	110,485	113,453

Total shareholders’ equity	239,243	242,742

Commitments and contingencies
Total liabilities and shareholders’ equity	$399,469	327,365

See accompanying notes to interim unaudited consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended
	April 4	March 29
	2009	2008
Cash flows from operating activities:
Net (loss) earnings	$(2,968)	4,160
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	4,607	2,753
Deferred income taxes	—	(742)
Stock-based compensation expense	497	387
Accretion of contingent consideration liability	388	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	1,063	(3,919)
Costs and estimated earnings in excess of billings on long-term contracts	7,893	364
Inventories	(979)	(1,674)
Accounts payable	1,197	197
Other	2,277	4,370

Net cash provided by operating activities	13,975	5,896
Cash flows from investing activities:
Purchases of property, plant and equipment	(4,505)	(2,530)
Payments for acquisitions of businesses, net of cash acquired	(83,814)	(15,147)
Proceeds from sales of assets	1	66

Net cash used in investing activities	(88,318)	(17,611)
Cash flows from financing activities:
Net borrowings under revolving credit facility	33,759	—
Repayment of debt	(315)	(247)
Deferred financing costs paid	(251)	(839)
Proceeds from the exercise of common stock, net of withholding taxes paid	153	34

Net cash provided by (used in) financing activities	33,346	(1,052)

Effect of changes in exchange rates on cash and cash equivalents	(38)	366

Net change in cash and cash equivalents	(41,035)	(12,401)
Cash and cash equivalents at beginning of period	86,979	133,959

Cash and cash equivalents at end of period	$45,944	121,558

See accompanying notes to interim unaudited consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
April 4, 2009 and March 29, 2008
1. Basis of Presentation
EMS Technologies, Inc. (“EMS”) is a leading innovator in the design, manufacture, and marketing of wireless communications technologies addressing the enterprise mobility, communications-on-the-move and in-flight connectivity markets for both the commercial and government industries. EMS focuses on the needs of the mobile information user and the increasing demand for wireless broadband communications. EMS products and services enable communications across a variety of coverage areas, ranging from global, to regional, to within a single facility.
The consolidated financial statements include the accounts of EMS Technologies, Inc. and its subsidiaries, each of which is a wholly owned subsidiary of EMS (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. The Company controls no other entities, either directly or indirectly. Certain reclassifications have been made to the 2008 consolidated financial statements to conform to the 2009 presentation.
The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and are based on the Securities and Exchange Commission’s (“SEC”) Regulation S-X and its instructions to Form 10-Q. They do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary to present fairly the financial condition, results of operations and cash flows for the interim periods presented. These interim consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
— Accounting Changes
Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, for all financial instruments. Effective January 1, 2009, the Company adopted the provisions of SFAS No. 157 for nonfinancial instruments accounted for at fair value on a nonrecurring basis. SFAS No. 157 establishes a new framework for measuring fair value and expands related disclosures. The fair value disclosures for financial instruments are included in Note 4 and the fair value disclosures related to the fair values of assets and liabilities from business combinations completed during the three months ended April 4, 2009 are included in Note 2.

On January 1, 2009, the Company adopted SFAS No. 141(R), Business Combination, which significantly changes the accounting for business combinations for which the acquisition date is on or after January 1, 2009, both during the period of acquisition and in subsequent periods. Among the more significant changes in the accounting for acquisitions are the following:
•	An acquiring entity must recognize all the assets acquired and liabilities assumed in a business combination at the acquisition-date fair value, as determined under the provisions of SFAS No. 157;

•	Transaction costs are expensed as incurred, and are classified within cash flows from operating activities in the consolidated statement of cash flows. Such costs were previously capitalized as part of the cost of an acquisition, and were classified within cash flows from investing activities in the consolidated statement of cash flows;

•	Contingent consideration is recognized at fair value at the acquisition date as a liability or as equity. Subsequent adjustments of an amount recognized as a liability, including accretion of the discounted liability, are recognized in the statement of operations. Contingent consideration was previously accounted for as an adjustment to the cost of the acquisition when the results of the contingency were determined;

•	Subsequent changes to valuation allowances against deferred tax assets after the measurement period are recognized as an adjustment to income tax expense. Such changes were previously reflected as an adjustment to goodwill. This provision of SFAS No. 141(R) also applies to acquisitions completed prior to the effective date;

•	Acquired in-process research and development (“IPR&D”) is recognized as an asset at fair value at the acquisition date, with the fair value recognized as an expense as the asset is realized or abandoned. IPR&D was previously expensed at the acquisition date; and

•	Costs associated with restructuring or exit activities of an acquired entity are expensed when incurred. Previously, such costs were recorded as liabilities at the acquisition date if specified criteria were met.
During the three months ended April 4, 2009, the Company recognized acquisition-related charges of $3.9 million, principally a result of the effects of SFAS No. 141(R), primarily transaction costs and accretion of a contingent consideration liability. The charge is included within acquisition-related charges in the consolidated statement of operations and includes costs incurred as of December 31, 2008, related to potential acquisitions that did not have an acquisition date on or prior to December 31, 2008, that were included as an asset on the consolidated balance sheet as of that date as required by the provisions of SFAS No. 141, Business Combinations, the predecessor to SFAS No. 141(R). $1.7 million of the acquisition-related charges were paid during the three months ended April 4, 2009 and included as a reduction of cash provided by operating activities in the consolidated statement of cash flows.
In adopting the provisions of SFAS No. 141(R) as of January 1, 2009, the Company also applied the provisions of FASB Staff Position (“FSP”) No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends SFAS No. 141(R), and FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends SFAS No. 142, Goodwill and Other Intangible Assets. FSP No. FAS 141(R)-1 requires preacquisition contingencies to be recognized at fair value at the acquisition date if fair value can be reasonably determined during the measurement period. If fair value cannot be reasonably determined, the FSP requires measurement based on the recognition and measurement criteria of SFAS No. 5, Accounting for Contingencies. FSP No. FAS 142-3 amends the factors that should be considered in developing the useful life of a recognizable intangible asset to improve the consistency between the useful life of a recognizable intangible asset and the period of expected cash flows.
— Recently Issued Pronouncements Not Yet Adopted
In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP No. FAS 157-4 clarifies fair valuation in inactive markets and includes all assets and liabilities subject to fair valuation measurements and requires enhanced disclosures. This FSP will be effective for financial statements issued for interim and annual periods ending after June 15, 2009. The Company is evaluating the impact of FSP No. FAS 157-4 on its consolidated financial statements.
In April 2009, the FASB also issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP expands the fair-value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods. The FSP also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. This FSP will be effective for financial statements issued for interim and annual periods ending after June 15, 2009. The Company is evaluating the impact of FSP No. FAS 107-1 and APB 28-1 on its consolidated financial statements.
2. Business Combinations
During the three months ended April 4, 2009, the Company completed the acquisitions of two businesses that expanded its technology base. The Company completed the acquisition of all of the equity interest in Formation, Inc. (“Formation”), of Moorestown, New Jersey, and Satamatics Global Limited (“Satamatics”), of Tewkesbury, UK, on January 9, 2009 and February 13, 2009, respectively.
Formation’s core product lines are rugged disk data storage products, wireless access points, advanced integrated recorders, terminal data loaders, and avionics and media file servers. Acquiring Formation is part of the Company’s continued investment in its aero-connectivity strategy to become a more comprehensive solutions provider. The Company’s goal is to meet the growing demand for aeronautical communications from airlines and business aircraft owners, as well as governments. With the inclusion of Formation in its product portfolio, the Company covers the spectrum of air-connectivity solutions for those markets across multiple satellite platforms.
Satamatics’ core products include satellite data communications terminals for mobile asset tracking and monitoring, and related airtime services. This acquisition complements the Company’s existing Iridium- and Inmarsat-based tracking solutions, extends the Company’s satellite capabilities into a new market, and further strengthens the Company’s market position in satellite-based applications for tracking people and assets worldwide.
As discussed in Note 1 to the consolidated financial statements, the Company was required to adopt SFAS No. 141(R) effective January 1, 2009, and these acquisitions were reflected in the consolidated financial statements in accordance with these new provisions.
The aggregate cash purchase price for these two entities was approximately $90.7 million. Of this amount, $88.8 million was paid in the first quarter of 2009, and the remaining $1.9 million was paid in the second quarter of 2009 upon resolution of working capital and cash provisions in the purchase agreements. In addition, one of the arrangements includes contingent consideration of up to $15 million, which would be payable in cash, in part or in total, based upon the achievement of specified performance targets for 2009 and 2010. Management estimated that the fair value of the contingent consideration arrangement at the acquisition date was approximately $10.5 million, determined by applying the income approach, based on the probability-weighted projected payment amounts discounted to present value at a rate appropriate for the risk of achieving the milestones. These assumptions are considered by SFAS No. 157 to be level 3 inputs, which are not observable in the market. Including the contingent consideration, the aggregate estimated fair value of the consideration for these two entities, as of the respective acquisition dates, was approximately $101.2 million.
Of the total cash consideration, approximately $14.8 million was deposited in escrow accounts payable to the sellers after specified periods, subject to claims against the sellers. Of this amount, approximately $9.8 million is in accounts in the name of the Company; therefore, this portion is reflected as restricted cash, $4.8 million in other current assets and $5.0 million in other noncurrent assets in the consolidated balance sheet as of April 4, 2009, with corresponding liability amounts in other current liabilities and other noncurrent liabilities.
SFAS No. 141(R) requires that identifiable assets acquired and liabilities assumed be reported at fair value as of the acquisition date of a business combination. The initial accounting for these acquisitions is not complete as of April 4, 2009. The fair values of the assets acquired and the liabilities assumed have been determined provisionally and are subject to adjustment as additional information is obtained by the Company. Additional time is needed particularly to complete and review the results of the valuation of assets and to evaluate the basis differences for assets and liabilities for financial reporting and tax purposes, including the need for valuation allowances. Disclosure of the valuation methods and assumptions used to determine fair value in accordance with SFAS No. 157 will be provided in a subsequent period when the amounts are no longer provisional. Material adjustments to the provisional amounts in subsequent periods, that reflect new information obtained about facts and circumstances that existed as of the acquisition date, will be reflected retrospectively as required by SFAS No. 141(R). The estimated provisional fair values of major classes of assets acquired and liabilities assumed, including a reconciliation to the total consideration is as follows (in millions):

Cash	$5.0
Receivables	4.7
Inventories	10.4
Developed technology	21.2
Customer relationships	11.8
Trade names and trademarks	5.4
Other assets	6.9
Payables and accrued expenses	(8.5)
Deferred tax liabilities	(9.9)

47.0
Goodwill	54.2

$101.2

Identifiable intangible assets of $41.1 million are subject to amortization over a weighted-average amortization period, determined provisionally, of 7.8 years in total, and for the major classes: 5.9 years for developed technology, 11.5 years for customer relationships and 10.0 years for trade names and trademarks. In-process research and development assets of $0.3 million are not subject to amortization until the projects are complete or abandoned. The goodwill results from the application of SFAS No. 141(R) since it requires that the acquirer subsume into goodwill the value of any acquired intangible asset that is not identifiable and the value attributed to items that do not qualify as assets at the acquisition date. SFAS No. 141(R) prohibits separate recognition for certain acquired intangible assets that do not arise from contractual or other legal rights or do not meet specified separation criteria (e.g., assembled workforce). In addition, value is attributed to future technologies that management expects to be developed based on a track record of the acquired entities meeting market demands. Management also believes that synergies exist between these newly acquired product lines and the Company’s existing aero and connectivity businesses that allow the opportunity for promising growth. The goodwill is assigned to the Communications and Tracking segment and is not deductible for income tax purposes. The assignment of goodwill to reporting units as required by SFAS No. 142, Goodwill and Other Intangible Assets, has not yet been completed.
The Company included the operating results of these acquired entities in the consolidated statement of operations since the acquisition date for each respective entity. The results for the three months ended April 4, 2009 included net sales of $14.9 million and net earnings of $0.5 million in the Communications and Tracking segment. During the three months ended April 4, 2009, the Company recognized acquisition-related charges of $3.9 million, principally a result of the adoption of SFAS No. 141(R), primarily transaction costs and accretion of the contingent consideration liability. The three months ended April 4, 2009 also included a $1.4 million foreign exchange loss related to the funding of the Satamatics acquisition, which was required to be paid in British pounds sterling. The loss resulted from changes in foreign currency exchange rates from the date the Company funded the transaction to the date the acquisition was completed.
The following table provides unaudited supplemental pro forma information of the Company for the three months ended April 4, 2009 and March 29, 2008, as if these acquisitions had been completed on January 1 of the respective years. The results were prepared based on the historical financial statements of the Company and the acquired entities and include pro forma adjustments to reflect the effects of the transactions and SFAS No. 141(R) as if it had been in effect at these hypothetical acquisition dates (in thousands):

	Three Months Ended
	April 4	March 29
	2009	2008

Net sales	$95,276	86,080

Net loss	(2,504)	(2,350)
3. Goodwill and Other Intangible Assets
As discussed in Note 2, the Company completed two business combinations during the three months ended April 4, 2009. The financial statements include the identifiable intangible assets and goodwill resulting from these business combinations in addition to amounts from acquisitions of businesses completed in prior periods.
The following table presents the changes in the carrying amount of goodwill during the three months ended April 4, 2009 (in thousands):

		Communications
	LXE	and Tracking	Total
Balance as of December 31, 2008	$20,395	11,007	31,402
Goodwill acquired during period	—	54,174	54,174
Foreign currency translation adjustment	(879)	—	(879)

Balance as of April 4, 2009	$19,516	65,181	84,697

There are no accumulated impairment losses for the Company’s goodwill.
The following table presents the gross carrying amounts and accumulated amortization, in total and by major intangible asset class for the Company’s intangible assets subject to amortization as of April 4, 2009 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Developed technology	$36,113	8,594	27,520
Customer relationships	13,620	421	13,199
Trade names and trademarks	6,217	445	5,772
Other	4,447	987	3,460

	$60,397	10,447	49,951

Amortization expense related to these intangible assets for the three months ended April 4, 2009 and March 29, 2008 was $2.3 million and $0.5 million, respectively. Expected amortization expense for the remainder of 2009 and for each of the five succeeding years is as follows: 2009 — $7.2 million, 2010 — $7.8 million, 2011 — $7.4 million, 2012 — $7.2 million, 2013 — $4.1 million, and 2014 — $3.4 million.
4. Fair Value of Financial Instruments
The Company uses derivative financial instruments in the form of foreign currency forward contracts in order to mitigate the risks associated with currency fluctuations on future cash flows. The Company’s policy is to execute such instruments with creditworthy financial institutions, and it does not enter into derivative contracts for speculative purposes. The fair values of foreign currency forward contracts of $0.2 million net asset at April 4, 2009 and $1.2 million net liability at December 31, 2008 are based on quoted market prices (a level 1 input per the provisions of SFAS No. 157) and is recorded in other current assets and other current liabilities, respectively, in the Company’s consolidated balance sheet. Management believes that these assets and liabilities can be liquidated without restriction.
5. Interim Segment Disclosures
The Company is organized into three reportable segments: Communications and Tracking, Defense & Space, and LXE. Communications and Tracking includes the newly acquired Formation and Satamatics businesses (refer to Note 2) and the product lines previously reported in the Satellite Communications segment.
Following is a summary of the Company’s interim segment data (in thousands):

	Three Months Ended
	April 4	March 29
	2009	2008
Net sales:
Communications and Tracking	$41,426	25,822
Defense & Space	26,908	15,462
LXE	23,944	34,210

Total	$92,278	75,494

Operating (loss) income:
Communications and Tracking	$4,307	3,083
Defense & Space	2,892	564
LXE	(5,061)	477
Corporate & Other	(4,080)	(687)

Total	$(1,942)	3,437

(Loss) earnings before income taxes:
Communications and Tracking	$5,149	3,354
Defense & Space	2,892	564
LXE	(5,138)	403
Corporate & Other	(5,871)	(203)

Total	$(2,968)	4,118

Depreciation and amortization:
Communications and Tracking	$2,675	1,298
Defense & Space	806	672
LXE	841	577
Corporate and Other	285	206

Total	$4,607	2,753

The loss before income taxes for Corporate & Other for the three months ended April 4, 2009 includes $3.9 million of acquisition-related charges, a $1.4 million foreign exchange loss related to the funding of the Satamatics acquisition and other corporate expenses that are not allocated to operating segments in the financial data reviewed by the chief operating decision maker.

	April 4	December 31
	2009	2008
Assets:
Communications and Tracking	$216,556	99,323
Defense & Space	54,938	47,417
LXE	99,542	107,230
Corporate & Other	28,433	73,395

Total	$399,469	327,365

Concentration of net assets by geographic region:
United States	$83,642	128,692
Canada	43,505	53,252
Europe	105,498	53,801
Other	6,598	6,997

Total	$239,243	242,742

6. Earnings Per Share
Following is a reconciliation of the denominators for basic and diluted earnings per share calculations (in thousands):

	Three Months Ended
	April 4	March 29
	2009	2008
Basic weighted-average number of common shares outstanding	15,146	15,545
Dilutive potential shares using the treasury share method	—	223

Diluted weighted-average number of common shares outstanding	15,146	15,768

Shares that were not included in computation of diluted earnings per share that could potentially dilute future basic earnings per share because their effect on the periods were antidilutive	1,016	113

7. Comprehensive (Loss) Income
Following is a summary of comprehensive (loss) income (in thousands):

	Three Months Ended
	April 4	March 29
	2009	2008
Net (loss) earnings	$(2,968)	4,160
Other comprehensive (loss) income:
Foreign currency translation adjustment	(1,180)	908

	$(4,148)	5,068

8. Inventories
Inventories as of April 4, 2009 and December 31, 2008 include the following (in thousands):

	April 4	December 31
	2009	2008
Parts and materials	$31,439	26,730
Work-in-process	7,519	2,404
Finished goods	7,835	6,536

	$46,793	35,670

9. Revolving Credit Facility
During the first quarter of 2009, the Company completed two acquisitions and used borrowings under its revolving credit facility to fund a portion of the transactions. At April 4, 2009, the Company had $33.9 million of borrowings outstanding under its revolving credit facility.
The Company has $2.4 million of standby letters of credit to satisfy performance guarantee requirements under certain customer contracts. While these obligations are not normally called, they could be called by the beneficiaries at any time before the expiration date should the Company fail to meet certain contractual requirements. After deducting outstanding letters of credit, at April 4, 2009 the Company had $30.7 million available for borrowing in the U.S. and $8.0 million available for borrowing in Canada under the revolving credit agreement.
10. Warranty Liability
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

	Three Months Ended
	April 4	March 29
	2009	2008
Balance at beginning of the period	$2,789	2,647
Additions at dates of acquisition for businesses acquired during period	516	—
Accruals for warranties issued during the period	975	1,030
Settlements made during the period	(900)	(808)

Balance at end of period	$3,380	2,869

11. Stock-Based Compensation
The Company has granted nonqualified stock options to key employees and directors under several stock option plans. The Company granted options to acquire approximately 128,000 and 104,000 shares of common stock during the first quarter of 2009 and the first quarter of 2008, respectively. The Company recognized expense of $0.5 million in the first quarter of 2009, and $0.4 million in the first quarter of 2008, before income tax benefits, for all the Company’s stock plans.

12. Income Taxes
The Company’s effective income tax rate for all periods presented is less than the amounts computed by applying the U.S. federal income tax rate of 34% due to a portion of earnings being earned in Canada, where the Company’s effective rate is much lower than the rate in the U.S. due to research-related tax benefits. In addition, in the three months ended March 29, 2008, the Company recognized a benefit of $0.7 million related primarily to a change in estimate of prior-year research and development credits available in the U.S.
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
13. Discontinued Operations
In 2005 and 2006, the Company disposed of S&T/Montreal, SatNet, and EMS Wireless, which have been reported as discontinued operations through their dates of disposition in the Company’s consolidated financial statements. The sales agreements for each of these disposals contained standard indemnification provisions for various contingencies that could not be resolved before the dates of closing and for various representations and warranties provided by the Company and the purchasers. We accrue for a liability related to a contingency, representation or warranty when management considers that the liability is both probable and can be reasonably estimated. The purchaser of EMS Wireless has asserted claims under such representations and warranties. The parties have agreed to arbitration, which is expected to take place in the second half of 2009. Management does not believe that sufficient information exists to evaluate such claims, and cannot reasonably estimate the range of this potential liability, or determine whether such liability would be material. Therefore, no accrual has been recorded for this potential liability as of April 4, 2009.
Also as part of the agreement to sell the net assets of S&T/Montreal, the Company released the purchaser from a corporate guarantee, resulting in the Company accruing a long-term liability as of April 4, 2009. This liability represents the Company’s estimated loss under an agreement to acquire a license from the purchaser for $8.0 million in payments over a seven-year period for the rights to a certain satellite territory and a corresponding sublicense agreement that granted the territory rights back to the purchaser, under which the Company will receive a portion of the satellite service revenues from the specific market territory over the same period. The purchaser had previously guaranteed that the revenues derived under the sublicense would equal or exceed the acquisition cost of the license; however, without the guarantee, the Company currently estimates that its portion of the satellite service revenues will be less than the acquisition cost, and the Company has accordingly accrued a net liability, a portion of which is reflected as current and the remainder as noncurrent in the consolidated balance sheet.
Discontinued operations had no effect on the Company’s net (loss) earnings in the three months ended April 4, 2009, and March 29, 2008.
14. Repurchase of Common Shares
On July 29, 2008, the Company’s Board of Directors authorized a stock repurchase program for up to $20 million of the Company’s common shares. As of April 4, 2009, the Company had repurchased 474,000 common shares for approximately $9.8 million. There were no repurchases during the three months ended April 4, 2009.
15. Litigation
The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2008.
We are a leading innovator in the design, manufacture, and marketing of wireless communications technologies addressing the enterprise mobility, communications-on-the-move and in-flight connectivity markets for both the commercial and government industries. We focus on the needs of the mobile information user and the increasing demand for wireless broadband communications. Our products and services enable communications across a variety of coverage areas, ranging from global, to regional, to within a single facility. Our operations include the following three reportable operating segments:
•	Communications and Tracking — Offers satellite-based communication, tracking, and messaging solutions through a broad array of terminals and antennas for the aeronautical, ground-mobile and emergency management markets. This reportable operating segment includes the product lines previously reported in the Satellite Communications segment, and the newly acquired Formation, Inc. (“Formation”) and Satamatics Global Limited (“Satamatics”) product lines (refer to Note 2 of the consolidated financial statements in Item 1 of this Quarterly Report for additional information); and

•	Defense & Space (“D&S”) — Develops highly engineered subsystems for defense electronics and sophisticated satellite applications — from military communications, radar, surveillance and countermeasures to commercial high-definition television, satellite radio, and live TV for innovative airlines; and

•	LXE — Provides rugged mobile terminals and wireless data collection equipment for logistics management systems and operates mainly in two markets: the America market which is comprised of North, South and Central America; and the International market, which is comprised of all other geographic areas, with the highest concentration in Europe.
Following is a summary of significant factors affecting or related to our results of operations in the three months ended April 4, 2009:
•	We completed the acquisitions of Formation and Satamatics on January 9, 2009 and February 13, 2009, respectively. These newly acquired product lines along with Sky Connect, LLC (“Sky Connect”), which was acquired in August of 2008, contributed $17.3 million of net sales and $0.3 million in net earnings in the first quarter of 2009.

•	Our net loss for the first quarter of 2009 was $3.0 million compared to net earnings of $4.2 million for the first quarter of 2008. Our operating results for the first quarter of 2009 include $3.9 million of acquisition-related charges, primarily transaction costs that are now required to be reported as a current expense per Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations. The first quarter of 2009 also includes a $1.4 million foreign exchange loss related to the funding of the Satamatics acquisition, which was required to be paid in British pounds sterling. The loss resulted from changes in foreign currency exchange rates from the date we funded the transaction to the date the acquisition was completed. The financial results for the first quarter of 2009 also reflect the effect of amortization of intangible assets related to these acquisitions of approximately $1.8 million. These acquisition-related items total $7.1 million.

•	Consolidated net sales increased by 22.2% to $92.3 million in the first quarter of 2009 as compared with the first quarter of 2008, mainly due to higher net sales at Communications and Tracking and D&S. LXE’s net sales were down $10.3 million reflecting the challenging global economic climate. Net sales for Communications and Tracking included $17.3 million from the newly acquired product lines.

•	Our first quarter operating loss was $1.9 million as compared with operating income of $3.4 million in the same period of 2008. The operating loss in the first quarter of 2009 was mainly a result of the $3.9 million acquisition-related charge in the first quarter of 2009, and a $5.1 million operating loss reported by LXE, which includes approximately $1.1 million of severance charges. Operating profits increased for D&S and Communications and Tracking by $2.3 million and $1.2 million, respectively, in the first quarter of 2009 as compared with the first quarter of 2008.
Description of Net Sales, Costs and Expenses
Net sales
The amount of net sales is generally the most significant factor affecting our operating income in a period. We recognize product-related net sales under most of our customer agreements when we ship completed units or complete the installation of our products. If multiple deliverables are involved in a revenue arrangement, or if software included in an offering is more than incidental to a product as a whole, we recognize revenue in accordance with FASB Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, or American Institute of Certified Public Accountants Statement of Position No. 97-2, Software Revenue Recognition, as applicable. If the customer agreement is in the form of a long-term contract (mainly at D&S and to a lesser degree at Communications and Tracking), we recognize revenue under the percentage-of-completion method, using the ratio of cost-incurred-to-date to total-estimated-cost-at-completion as the measure of performance. Estimated manufacturing cost-at-completion for each of these contracts is reviewed on a routine periodic basis, and adjustments are made periodically to the estimated cost-at-completion based on actual costs incurred, progress made, and estimates of the costs required to complete the contractual requirements. When the estimated manufacturing cost-at-completion exceeds the contract value, the contract is written down to its net realizable value, and the loss resulting from cost overruns is immediately recognized. If the customer agreement is in the form of a cost-reimbursement contract, we recognize revenue based on the type of fee specified in the contract, which is typically a fixed fee, award fee or a combination of both.
We also generate net sales from product-related service contracts, repair services, and engineering services projects. We recognize revenue from product-related service contracts and extended warranties ratably over the life of the contract. We recognize revenue from repair services as services are rendered. We recognize revenue from contracts for engineering services using the percentage-completion method for fixed price contracts, or as costs are incurred for cost-type contracts.
Cost of sales
For our LXE and D&S products, we conduct most of our manufacturing efforts in our Atlanta-area facilities. We manufacture the majority of our Communications and Tracking products at our facility in Ottawa, Canada.
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
The cost-of-sales percentage is principally a function of competitive conditions and product and customer mix, but Communications and Tracking is also affected by changes in foreign currency exchange rates, mainly because the Canadian-based SATCOM business derives most of its net sales from contracts denominated in U.S. dollars, but incurs most of its costs in Canadian dollars. As the U.S. dollar weakens against the Canadian dollar, our reported manufacturing costs may increase relative to our net sales, which would increase the cost-of-sales percentage. If the U.S. dollar strengthens, the opposite effect would result. Our LXE business derives a significant portion of its net sales from international markets, mainly in Euros, but incurs most of its costs in U.S. dollars. As the U.S. dollar weakens against the Euro and other international currencies, our reported net sales may increase relative to our costs, which would decrease the cost-of-sales percentage. If the U.S. dollar strengthens, the opposite effect would result.

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
Research and development expenses
Research and development (“R&D”) expenses represent the cost of our development efforts, net of reimbursement under specific customer-funded R&D agreements. R&D expenses include salaries of engineers and technicians and related overhead expenses, the cost of materials utilized in research, and additional engineering or consulting services provided by independent companies. R&D costs are expensed as they are incurred. We also often incur significant development costs to meet the specific requirements of customer contracts in D&S and Communications and Tracking, and we report these costs in the consolidated statements of operations as cost of sales.
Acquisition-related charges
Acquisition-related charges primarily represent the costs of engaging outside professionals for legal, due diligence, business valuation, and integration services related to business combinations. The category also includes the accretion of the discounted liability representing the fair value of contingent consideration associated with one acquisition.
Interest income
Interest income and other mainly includes interest income from investments in government-obligations money market funds, other money market instruments, and interest-bearing deposits.
Interest expense
We incur interest expense principally related to mortgages on certain facilities and our revolving credit facilities.
Foreign exchange gains and losses
We recognize foreign exchange gains and losses related to assets and liabilities that are denominated in a currency different than the local functional currency. For our Canada-based SATCOM business, most trade receivables are denominated in U.S. dollars; when the U.S. dollar weakens against the Canadian dollar, the value of SATCOM’s trade receivables decreases and foreign exchange losses result. For our LXE segment’s international subsidiaries, most trade payables are in U.S. dollars and relate to their purchases of hardware from LXE’s U.S. operations for sale in Europe and Asia; when the U.S. dollar weakens against the Euro or other international currency, the value of the LXE subsidiaries’ trade payables decreases and foreign exchange gains result. If the U.S. dollar strengthens, the opposite effect on trade payables and foreign exchange gains and losses results.
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

Income taxes
Typically, the main factor affecting our effective income tax rate each year is the relative proportion of taxable income that we expect to earn in Canada, where the effective rate is lower than in the U.S. and other locations. The lower effective rate in Canada results from certain Canadian tax benefits for research-related expenditures.
Results of Operations
The following table sets forth the percentage relationship of each line item to net sales for each period.

	Three Months Ended
	April 4	March 29
	2009	2008
Product net sales	74.5%	84.4
Service net sales	25.5	15.6

Net sales	100.0	100.0
Product cost of sales as a percentage of product net sales	67.0	62.2
Service cost of sales as a percentage of service net sales	73.4	61.1
Cost of sales	68.6	62.0
Selling, general and administrative expenses	24.5	26.8
Research and development expenses	4.8	6.7
Acquisition-related charges	4.2	—

Operating (loss) income	(2.1)	4.5
Interest income	0.1	1.3
Interest expense	(0.7)	(0.5)
Foreign exchange (loss) gain, net	(0.5)	0.1

(Loss) earnings before income taxes	(3.2)	5.4
Income tax benefit	—	0.1

Net (loss) earnings	(3.2)%	5.5

Three Months ended April 4, 2009 and March 29, 2008:
Net sales increased by 22.2% to $92.3 million from $75.5 million for the first quarter of 2009 as compared with the same period of 2008 reflecting growth in net sales from two of the Company’s three reportable operating segments, Communications and Tracking and D&S, with increases of 60.4% and 74.0%, respectively. The increase in net sales by Communications and Tracking was generated from our recently acquired product lines. D&S’s net sales were higher mainly due to significant work performed on a military communications research project, and the increased activity on both commercial and military programs due to the expansion of its workforce to meet order demands. LXE’s net sales for the first quarter of 2009 decreased by $10.3 million compared with the same period of 2008, with lower net sales in both the America and International markets.
Product net sales increased by 8.0% to $68.8 million in the first quarter of 2009 as compared with the first quarter of 2008. This was primarily due to the $14.7 million of product net sales generated from our recently acquired product lines, partially offset by lower net sales by LXE. Service net sales nearly doubled to $23.5 million in the first quarter of 2009 as compared with the same period of 2008, mainly due to significant work performed on a military communications research project by D&S. As a result, service net sales comprised a higher percentage of total net sales in the first quarter of 2009 as compared with the first quarter of 2008.
Overall cost of sales as a percentage of consolidated net sales was higher in the first quarter of 2009 as compared with the same period of 2008 due to higher cost-of-sales percentages reported by each of our three reportable operating segments. Product cost of sales, and service cost of sales, as a percentage of their respective net sales were also higher in the first quarter of 2009 as compared with the same period of 2008. The increase in product cost of sales as a percentage of its respective net sales was mainly due to a lower production volume by our LXE segment over which fixed costs were absorbed, an unfavorable effect of changes in foreign currency exchange rates, and a change in product mix by our Communications and Tracking segment with the addition of our new product lines which had higher cost-of-sales percentages than SATCOM, primarily due to the amortization of intangible assets. The increase in service cost-of-sales percentage was mainly due to a higher proportion of service revenues generated from our D&S segment, which has a higher cost-of-sales percentage than our other two reportable operating segments.
SG&A expenses as a percentage of consolidated net sales decreased for the first quarter of 2009 as compared with the first quarter of 2008. Actual expenses grew by $2.4 million in the first quarter of 2009 as compared with the same period of 2008 mainly due to the additional costs related to the acquired product lines, including additional amortization of intangible assets, as well as approximately $0.6 million of severance costs at LXE. These additional costs were partially offset by the impact of management’s cost reduction efforts at LXE initiated in the second quarter of 2008, and the favorable effect of changes in foreign currency exchange rates on our LXE and SATCOM international operations.
R&D expenses decreased by $0.6 million mainly due to the additional funding received from the Canadian government under a program to encourage technology development in areas such as satellite communications. R&D expenses also decreased due to the favorable effect of changes in foreign currency exchange rates.
Acquisition-related charges were $3.9 million in the first quarter of 2009. These costs were primarily for professional fees for legal, due-diligence, valuation, and integration services for the acquisition of our Formation and Satamatics businesses (see Note 2 to the consolidated financial statements in the Quarterly Report for additional information on these business acquisitions).
Interest income decreased by $0.9 million mainly as a result of the decrease in the average investment balances and, to a lesser extent, lower average interest rates earned on our investment balances.
The first quarter of 2009 included a $1.4 million foreign exchange loss related to the funding of the Satamatics acquisition, which was required to be paid in British pounds sterling. The loss resulted from changes in foreign currency exchange rates from the date we funded the transaction to the date the acquisition was completed. Partially offsetting this loss in the quarter were net gains from the conversion of assets and liabilities not denominated in the functional currency and forward contracts.
The Company recognized no income tax expense or benefit in the first quarter of 2009 and 2008. The absence of an expense for the first quarter of 2009 was based upon management’s expectations for taxable income associated with various tax jurisdictions for the full year. The 2008 first-quarter expense of $42,000 was based on management’s projection of the effective rate for the full year offset by a benefit of $742,000 primarily related to a change in estimate of prior-year research and development credits available in the U.S. The decrease in expected rates for the full year is due to a higher expected proportion of profits to be earned in Canada, where we have a much lower effective rate than in the U.S. and other locations, and to a higher expected U.S. federal tax credit for current-year qualifying research and development costs. No benefit was recognized in the first quarter 2008 for the U.S. federal credit since the benefit for 2008 was not enacted until the fourth quarter of 2008. The lower effective tax rate in Canada is due to research-related tax benefits. The overall effective rate is subject to change during the remainder of the year, as actual results and revised forecasts may change management’s expectations for the taxable income associated with various tax jurisdictions.

Net Sales, Cost of Sales, and Operating Income (Loss) by Segment
Our segment net sales, cost of sales as a percentage of respective segment net sales, and segment operating income (loss) were as follows (in thousands, except percentages):

	Three Months Ended		Percentage
	April 4	March 29	Increase
	2009	2008	(Decrease)
Net sales:
Communications and Tracking	$41,426	25,822	60.4%
Defense & Space	26,908	15,462	74.0
LXE	23,944	34,210	(30.0)

Total	$92,278	75,494	22.2

Cost of sales percentage:
Communications and Tracking	62.1%	56.5	5.6
Defense & Space	78.4	78.3	0.1
LXE	67.3	58.6	8.7
Total	68.6	62.0	6.6

Operating income (loss):
Communications and Tracking	$4,307	3,083	39.7
Defense & Space	2,892	564	412.8
LXE	(5,061)	477	(1,161.0)
Corporate & Other	(4,080)	(687)	(493.9)

Total	$(1,942)	3,437	(156.5)

Communications and Tracking: Net sales of $41.4 million were reported in the first quarter of 2009, an increase of $15.6 million, as compared with the first quarter of 2008. Our recently acquired product lines generated net sales of $17.3 million in the first quarter 2009 and strong demand for SwiftBroadband based aeronautical products resulted in higher net sales of high-speed-data terminals in the business aviation market in the first quarter of 2009, as compared with the first quarter of 2008. Revenues for the first quarter of 2008 included the development of the Inmarsat global satellite/GSM phone, which had no effect in the first quarter of 2009.
Cost of sales as a percentage of net sales was higher for the first quarter of 2009 as compared with the same period of 2008 primarily due to a change in product mix with the addition of our new aeronautical and asset tracking product lines acquired in the first quarter of 2009, which had higher cost-of-sales percentages due to amortization of intangible assets.
Operating income increased by $1.2 million in the first quarter of 2009 as compared with the same period of 2008 primarily due to a higher gross margin contribution from an increase in net sales generated in the first quarter of 2009, lower R&D expenses, and the favorable effect of changes in foreign currency exchange rates, partially offset by higher SG&A expenses. Operating income for the first quarter of 2009 includes $1.8 million of amortization of intangible assets from the new acquisitions in 2008 and 2009. Operating income as a percentage of net sales was 10.4% in the first quarter of 2009, and was 11.9% in the first quarter of 2008.
Defense & Space: Net sales reached an all-time-high of $26.9 million in the first quarter of 2009, an increase of 74.0% as compared with the same period of 2008. The work performed on a large military satellite communications research project was an individually significant contributor to the net sales increase. Net sales also grew from both commercial and military programs due to the expansion of the workforce to meet order demands. Order backlog of long-term contracts at April 4, 2009 was $117.8 million, a new record high for D&S.
Cost of sales as a percentage of net sales was relatively unchanged in the first quarter of 2009 as compared with the first quarter of 2008. A more favorable mix of contracts offset an increase in costs from a higher volume of subcontracted projects utilized to meet scheduling demands for certain military programs.
Operating income improved by $2.3 million in the first quarter of 2009 as compared with the same period of 2008 mainly due to a higher contribution margin from an increase in net sales generated in 2009. Operating income, as a percentage of net sales, was 10.7% in the first quarter of 2009, and was 3.6% in the first quarter of 2008.
LXE: Net sales in the first quarter of 2009 decreased by $10.3 million as compared with the first quarter of 2008, reflecting the impact of the slowdown in the global economy. Net sales decreased in both the International and America markets in the first quarter of 2009 as compared with the same period of 2008, resulting primarily from a decreased number of terminals shipped in the America market, the foreign currency translation effect on the reported net sales for LXE’s International market. We believe the softer America and International markets reflect slower capital spending in a sluggish economy. The global economy may continue to be sluggish through 2009, which could continue to delay capital spending decisions in both of LXE’s markets.
Cost of sales as a percentage of net sales was higher in the first quarter of 2009 as compared with the first quarter of 2008 mainly due to lower production volume over which fixed costs were absorbed, and an unfavorable effect of changes in foreign currency exchange rates that affected our reported International net sales.
LXE generated an operating loss of $5.1 million in the first quarter of 2009, a decrease of $5.5 million in operating income as compared with the first quarter of 2008. The decrease in operating income was mainly a result of lower net sales, a less favorable cost-of-sales percentage, and approximately $1.1 million of severance charges in the first quarter of 2009. The higher cost-of-sales percentage was due in part to the foreign currency translation effect on reported net sales for the International operations. Revenues are reported in the local functional currency but product costs are in the U.S. dollar, which was stronger in the first quarter of 2009 compared with the first quarter of 2008. The severance charges were primarily related to staff reductions to further reduce LXE’s cost structure. SG&A expenses were lower in the first quarter of 2009 as compared with the same period of 2008 by $0.9 million, despite the severance costs expensed in the first quarter of 2009, reflecting the impact of management’s cost reduction efforts initiated in the second quarter of 2008, and the favorable effect of changes in foreign currency exchange rates. If unfavorable economic conditions affect further cash flow of LXE significantly, we could be required to realize an impairment loss on the reporting unit’s goodwill.
Liquidity and Capital Resources
During the first quarter of 2009, cash and cash equivalents decreased by $41.0 million to $45.9 million at April 4, 2009. The primary factor contributing to the decrease during the period was our acquisitions of Formation and Satamatics, net of borrowings under our credit facility.
Operating activities contributed $14.0 million in positive cash flows in the first quarter of 2009. Although we reported a net loss for the period, we nevertheless generated positive cash flow due to the level of noncash charges for depreciation and amortization, and decreases in working capital. Acquisition-related charges of $1.7 million were also paid during the quarter ended April 4, 2009 and included as a reduction of cash provided by operating activities in the consolidated statement of cash flows.
During the first quarter of 2009, we used $83.8 million of cash to acquire Formation and Satamatics, net of cash acquired, which was partially funded by borrowings under our revolving credit facility. We borrowed $33.8 million under our revolving credit facility, and spent $4.5 million on capital expenditures, during the first quarter of 2009.
During the first quarter of 2008, net cash and cash equivalents decreased by $12.4 million. Operating activities contributed $5.9 million in positive cash flow mainly due to earnings generated by SATCOM, and an increase in deferred revenue from LXE’s service contract business. This was partially offset by an increase in receivables and inventory balances in the first quarter of 2008. The cash flow generated from operating activities was offset by $15.1 million of cash used in investing activities to acquire Trux in February 2008, and $0.8 million of cash used to pay financing costs for our new revolving credit agreement.
We have a revolving credit agreement with a syndicate of banks with a $60.0 million total capacity for borrowing in the U.S. and $15.0 million total capacity for borrowing in Canada. The agreement also has a provision permitting an increase in the total borrowing capacity of up to an additional $50.0 million, subject to additional commitments from the current lenders or from new lenders. The existing lenders have no obligation to increase their commitments. The credit agreement provides for borrowings through February 28, 2013, with no principal payments required prior to that date. The credit agreement is secured by substantially all of our tangible and intangible assets, with certain exceptions for real estate that secures existing mortgages, for other permitted liens and for certain assets in foreign countries.
As of April 4, 2009, we had $33.9 million of borrowings outstanding under this facility. We had $2.4 million of outstanding letters of credit at April 4, 2009, and the net total available for borrowing under our revolving credit facility was $38.7 million. At April 4, 2009, the Company was in compliance with all the covenants under its credit agreement.
We expect that capital expenditures in 2009 will range from $20 million to $22 million, excluding acquisitions of businesses. These expenditures will be used to purchase equipment that increases or enhances capacity and productivity, and to expand D&S’s existing facility.
Management believes that existing cash and cash equivalent balances, cash provided from operations, and borrowings available under our credit agreement will provide sufficient liquidity to meet the operating and capital expenditure needs for existing operations during the next twelve months.
On July 29, 2008, our Board of Directors authorized a stock repurchase program for up to $20.0 million of our common shares. As of April 4, 2009, we had repurchased approximately 474,000 of our common shares for approximately $9.8 million. There were no repurchases during the three months ended April 4, 2009.
We may be required to make additional cash payments of up to $18.5 million related to certain acquisitions completed in 2008 and the first quarter of 2009, depending on the businesses achieving certain performance targets for 2009 and 2010. Refer to Note 2 of the consolidated financial statements included in this Quarterly Report and Note 3 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008 for additional information.
Off-Balance Sheet Arrangements
We have $2.4 million of standby letters of credit outstanding under our revolving credit facility to satisfy performance guarantee requirements under certain customer contracts. While these obligations are not normally called, they could be called by the beneficiaries at any time before the expiration date, if we fail to meet certain contractual requirements. After deducting the outstanding letters of credit, at April 4, 2009 we had $30.7 million available for borrowing in the U.S. and $8.0 million available for borrowing in Canada under the revolving credit agreement.
During 2008 and the first quarter of 2009, we completed acquisitions of four entities. We may be required to make additional cash payments of up to $18.5 million related to certain of these acquisitions, depending on the businesses achieving certain performance targets for 2009 and 2010. Of this amount, $3.5 million relates to a business combination completed prior to the adoption of SFAS No. 141(R). Therefore, any payment made under this contingent arrangement will result in an increase to goodwill. The estimated fair value of the remaining contingent consideration is reflected as a liability as of April 4, 2009. Any adjustment to that estimate will be reflected in earnings. Of the total purchase price of these businesses, $17.9 million of cash was deposited in escrow accounts payable to the sellers within specified periods following the respective dates of acquisition, subject to claims we may make against the sellers.
The sales agreements for the disposal of our former S&T/Montreal, SatNet, and EMS Wireless divisions contain standard indemnification provisions for various contingencies that could not be resolved before the dates of closing and for various representations and warranties by the purchasers and us. We accrue for a liability related to a contingency, representation or warranty when management considers that the liability is both probable and can be reasonably estimated. The purchaser of EMS Wireless has asserted that it may have claims under such representations and warranties. The parties have agreed to arbitration, which is expected to take place in the second half of 2009. We do not believe that sufficient information exists to evaluate such claims, and cannot reasonably estimate the range of this potential liability, or determine whether such liability would be material. Therefore, no accrual has been recorded for this potential liability as of April 4, 2009.
Also as part of the agreement to sell the net assets of S&T/Montreal, we released the purchaser from a corporate guarantee, and have accrued a long-term liability as of April 4, 2009. This liability represents our estimated loss under an agreement to acquire a license from the purchaser for $8.0 million in payments over a seven-year period for the rights to a certain satellite territory and a corresponding sublicense agreement that granted the territory rights back to the purchaser, under which we will receive a portion of the satellite service revenues from the specific market territory over the same period. The purchaser had previously guaranteed that the revenues derived under the sublicense would equal or exceed the acquisition cost of the license; however, without the guarantee, we currently estimate that our portion of the satellite service revenues will be less than the acquisition cost, and we have accordingly accrued a net liability, a portion of which is reflected as current and the remainder as noncurrent in the consolidated balance sheet.
Commitments and Contractual Obligations
As of April 4, 2009, our material contractual cash commitments and material other commercial commitments have not changed significantly from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2008.
Critical Accounting Policies
Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which often require the judgment of management in the selection and application of certain accounting principles and methods. We discuss our critical accounting policies in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no significant changes in our critical accounting policies since the end of 2008, except as disclosed in Note 1 to the consolidated financial statements contained in this Quarterly Report on Form 10-Q under the caption, “Accounting Changes.”
Risk Factors and Forward-Looking Statements
The Company has included forward-looking statements in management’s discussion and analysis of financial condition and results of operations. All statements, other than statements of historical fact, included in this report that address activities, events or developments that we expect or anticipate will or may occur in the future, or that necessarily depend upon future events, including such matters as our expectations with respect to future financial performance, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments, and the growth of our businesses and operations, are forward-looking statements. Actual results could differ materially from those suggested in any forward-looking statements as a result of a variety of factors. Such factors include, but are not limited to:
▪	economic conditions in the U.S. and abroad and their effect on capital spending in our principal markets;

▪	difficulty predicting the timing of receipt of major customer orders, and the effect of customer timing decisions on our results;

▪	our successful completion of technological development programs and the effects of technology that may be developed by, and patent rights that may be held or obtained by, competitors;

▪	U.S. defense budget pressures on near-term spending priorities;

▪	uncertainties inherent in the process of converting contract awards into firm contractual orders in the future;

▪	volatility of foreign currency exchange rates relative to the U.S. dollar and their effect on purchasing power by international customers, and on the cost structure of our operations outside the U.S., as well as the potential for realizing foreign exchange gains and losses associated with assets or liabilities held outside the U.S.;

▪	successful resolution of technical problems, proposed scope changes, or proposed funding changes that may be encountered on contracts;

▪	changes in our consolidated effective income tax rate caused by the extent to which actual taxable earnings in the U.S., Canada and other taxing jurisdictions may vary from expected taxable earnings;

▪	successful transition of products from development stages to an efficient manufacturing environment;

▪	changes in the rate at which our products are returned for repair or replacement under warranty;

▪	customer response to new products and services, and general conditions in our target markets (such as logistics, and space-based communications), and whether these responses and conditions develop according to our expectations;

▪	the success of certain of our customers in marketing our line of high-speed commercial airline communications products as a complementary offering with their own lines of avionics products;

▪	the continued availability of financing for various mobile and high-speed data communications systems;

▪	risk that the recent turmoil in the credit markets may make it more difficult for some customers to obtain financing and adversely affect their ability to pay, which in turn could have an adverse impact on our business, operating results, and financial condition;

▪	development of successful working relationships with local business and government personnel in connection with distribution and manufacture of products in foreign countries;

▪	the demand growth for various mobile and high-speed data communications services;

▪	our ability to attract and retain qualified senior management and other personnel, particularly those with key technical skills;

▪	our ability to effectively integrate our acquired businesses, products or technologies into our existing businesses and products, and the risk that any such acquired businesses, products or technologies do not perform as expected, are subject to undisclosed or unanticipated liabilities, or are otherwise dilutive to our earnings;

▪	the increased potential for asset impairment charges as unfavorable economic conditions might affect the fair value of one or more of our business units;

▪	the potential effects of SFAS No. 141 (R), Business Combinations, which requires, for acquisitions completed in 2009 and thereafter, that certain acquisition-related expenditures should be accounted for as period expenses in the income statement, and that the acquisition-date fair value will become the measurement objective for all assets acquired and liabilities assumed, resulting in potential unfavorable effects on the income statement, including any changes in the amounts expected to be paid on post-acquisition earn-outs, as well as the accretion of the discounted value of the estimated payments;

▪	the potential effects, on cash and results of discontinued operations, of final resolution of potential liabilities under warranties and representations that we made, and obligations assumed by purchasers, in connection with our dispositions of discontinued operations;

▪	the availability, capabilities and performance of suppliers of basic materials, electronic components and sophisticated subsystems on which we must rely in order to perform according to contract requirements, or to introduce new products on the desired schedule; and

▪	uncertainties associated with U.S. export controls and the export license process, which restrict our ability to hold technical discussions with customers, suppliers and internal engineering resources and can reduce our ability to obtain sales from foreign customers or to perform contracts with the desired level of efficiency or profitability.
Further information concerning relevant factors and risks are identified under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.
Effect of New Accounting Pronouncements
Refer to Note 1 of our consolidated financial statements in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
As of April 4, 2009, we had the following market-risk sensitive instruments (in thousands):

Government-obligations money market funds, other money market instruments, and interest-bearing time deposits, with maturity dates of less than 3 months interest payable monthly at variable rates (a weighted-average rate of 0.14% at April 4, 2009)	$9,631

Revolving credit agreement with U.S. and Canadian banks, maturing in February 2013, interest payable quarterly at a variable rate (3.64% at April 4, 2009)	$33,876
A 100 basis point change in the interest rates of our market-risk sensitive instruments would have changed interest income by approximately $111,000 for the quarter based upon their respective average outstanding balances. A 100 basis point change in the interest rate on our revolving credit agreement would have changed interest expense by approximately $62,000 for the first quarter of 2009 based upon the average outstanding borrowings under these obligations.
At April 4, 2009, we also had intercompany accounts that eliminate in consolidation but that are considered market- risk sensitive instruments because they are denominated in a currency other than the local functional currency. These include short-term amounts due to the parent (payable by international subsidiaries arising from purchase of the parent’s products for sale), intercompany sales of products from foreign subsidiaries to a U.S. subsidiary, and cash advances to foreign subsidiaries.

	Exchange Rate
	(U.S. Dollar	U.S. Dollars
	per unit of	in thousands
	local currency)	(reporting currency)
Australia	0.7157 /Dollar	$1,632
Netherlands	1.3488 /Euro	1,102
Germany	1.3488 /Euro	829
Canada	0.8127 /Dollar	810
Italy	1.3488 /Euro	610
Sweden	0.1257 /Krona	426
Belgium	1.3488 /Euro	309
France	1.3488 /Euro	210
United Kingdom	1.4828 /Pound	(28)

Total amount subject to foreign currency risk		$5,900

We also had cash accounts denominated in currencies other than the functional currency of the local entity at April 4, 2009 as follows:

		Exchange Rate
		Functional
		Currency per	U.S. Dollar
Currency	Functional	Denominated	Equivalent
Denomination	Currency	Currency	(in thousands)

USD	CAD	0.8127	$10,183
GBP	USD	1.4801	3,474
GBP	CAD	1.8260	1,889
USD	EUR	0.7436	1,151
USD	GBP	0.6756	367
EUR	GBP	0.9085	213
AUD	CAD	0.8761	168
EUR	SEK	10.7590	164
EUR	CAD	1.6590	98
EUR	USD	1.3447	50

Total amount subject to foreign currency risk			$17,757

At April 4, 2009, we had foreign currency risks associated with forward contracts as follows (in thousands, except average contract rate):

		Average	(U.S. Dollar)
	Notional	Contract	Fair
	Amount	Rate	Value
Foreign currency forward contracts:
U.S. dollars (sell for Canadian dollars)	27,000 Dollar	1.2403	$227
Swedish Krona (sell for U.S. dollars)	3,400 Krona	0.1239	9
Euros (sell for U.S. dollars)	1,450 Euro	1.3416	(6)

			$230

We enter into foreign currency forward contracts in order to mitigate the risks associated with currency fluctuations on future cash flows.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
The Company has established and maintains disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e)). The objective of these controls and procedures is to ensure that information relating to the Company, including its consolidated subsidiaries, and required to be filed by it in reports under the Securities Exchange Act, as amended, is effectively communicated to the Company’s CEO and CFO, and is recorded, processed, summarized and reported on a timely basis.
The CEO and CFO have evaluated the Company’s disclosure controls and procedures as of the end of the period covered in this report. Based upon this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls over financial reporting and procedures are adequate to accomplish their objective and are functioning effectively.
(b) Changes in Internal Control Over Financial Reporting
During the first quarter of 2009, the Company completed the acquisitions of Formation, Inc. and Satamatics Global Limited. The Company is in the process of integrating these operations. In connection with these acquisitions, the Company adopted Statement of Financial Accounting Standards No. 141(R), Business Combinations, and established controls over the implementation of this new standard. Except for these items, there were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act).

PART II

OTHER INFORMATION
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, carefully consider the factors discussed in Part I, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. In addition to the risks and uncertainties described therein, we believe our business and results of operations are subject to the following risk:
Unfavorable economic conditions or other developments may affect the fair value of one or more of our business units and increase the potential for asset impairment charges which could adversely affect our earnings. As of April 4, 2009, we had approximately $84.7 million of goodwill and $49.9 million of other intangible assets on our consolidated balance sheet, collectively representing approximately 34% of our total assets. We test goodwill for impairment on an annual basis in the fourth quarter of the year. We are also required to test goodwill and other intangible assets on an interim basis if an event occurs or circumstances change which indicate that an asset might be impaired. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in our share price and market capitalization, a decline in expected future cash flows for one or more of our business units (including LXE and our recently acquired businesses), a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower than expected growth rates, among others. If we are required to recognize an impairment loss related to goodwill or intangible assets, the related charge, although a noncash charge, could materially reduce reported net earnings or result in a net loss for the period in which the impairment loss is recognized.
The risks described in our Annual Report on Form 10-K, and this Quarterly Report on Form 10-Q, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the Company’s purchases of its common shares for the three months ended April 4, 2009:
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate
			Purchased as	Dollar Value) of
			Part of Publicly	Shares that May Yet
	(a) Total Number	(b) Average	Announced	Be Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased (1)	Per Share	Program (2)	Programs (3)
February 2009 (February 1 to 28)	1,633	—	—

Total	1,633	—	—	$10.2 million

(1)	The category includes 1,663 shares delivered to us by employees to pay withholding taxes due upon vesting of restricted share awards.

(2)	During the period covered by this Quarterly Report on Form 10-Q, no shares were repurchased under the Company’s $20 million repurchase program (the Program) which was initially announced on July 30, 2008. Unless terminated earlier by resolution of the Company’s Board of Directors, the Program will expire when the Company has purchased all shares authorized for repurchase. The Program does not obligate the Company to repurchase any particular amount of common shares, and may be suspended or discontinued at any time without notice.

(3)	This balance represents the value of shares that could be repurchased under the Program as of April 4, 2009.
There were no repurchases during the three months ended April 4, 2009.

Item 6. Exhibits
The following exhibits are filed as part of this report:
3.1 Second Amended and Restated Articles of Incorporation of EMS Technologies, Inc. effective March 22, 1999. *
3.2 Bylaws of EMS Technologies, Inc., as amended through November 2, 2007 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008).
4.1 Second amendment dated February 13, 2009, to the Company’s Credit Agreement, dated as of February 29, 2008, among the Company and EMS Technologies Canada, LTD., the lenders from time to time party thereto, and Bank of America as Domestic and Canadian Administrative Agent.  *
10.1  Summary of compensation arrangements with non-employee members of the Board of Directors, as revised February 6, 2009. *
10.2  Compensation Arrangements with Certain Executive Officers. *
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

EMS TECHNOLOGIES, INC.

By:	/s/ Paul B. Domorski Paul B. Domorski	Date: May 14, 2009
President, and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gary B. Shell Gary B. Shell	Date: May 14, 2009
Senior Vice President, Chief Financial
Officer and Treasurer (Principal Financial Officer)