Form 10-Q
period 2009-07-04
EMS TECHNOLOGIES INC
filed 2009-08-12
CIK 32198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2009
Commission file number 0-6072
EMS TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-1035424

(State or other jurisdiction of incorporation or organization)	(IRS Employer ID Number)

660 Engineering Drive, Norcross, Georgia	30092

(Address of principal executive offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (770) 263-9200
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on August 10, 2009:

Class	Number of Shares

Common Stock, $.10 par Value	15,245,831
AVAILABLE INFORMATION
EMS Technologies, Inc. makes available free of charge, on or through its website at www.ems-t.com, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Information contained on the Company’s website is not part of this report.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
EMS Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 4	June 28	July 4	June 28
	2009	2008	2009	2008

Product net sales	$75,906	65,956	144,698	129,669
Service net sales	21,032	15,323	44,518	27,104

Net sales	96,938	81,279	189,216	156,773
Product cost of sales	50,743	42,500	97,764	82,142
Service cost of sales	13,220	9,211	29,516	16,407

Cost of sales	63,963	51,711	127,280	98,549
Selling, general and administrative expenses	23,684	20,640	46,280	40,838
Research and development expenses	4,309	5,521	8,721	10,542
Acquisition-related charges	1,627	—	5,522	—

Operating income	3,355	3,407	1,413	6,844
Interest income	103	744	165	1,743
Interest expense	(667)	(428)	(1,288)	(797)
Foreign exchange gain (loss), net	235	172	(232)	223

Earnings before income taxes	3,026	3,895	58	8,013
Income tax benefit (expense)	160	(484)	160	(442)

Net earnings	$3,186	3,411	218	7,571

Net earnings per share:
Basic	$0.21	0.22	0.01	0.49
Diluted	0.21	0.22	0.01	0.48

Weighted-average number of shares outstanding:
Basic	15,159	15,574	15,152	15,561
Diluted	15,225	15,776	15,244	15,774
See accompanying notes to interim unaudited consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands)

	July 4	December 31
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$42,077	86,979
Trade accounts receivable, net of allowance for doubtful accounts of $1,234 in 2009 and $856 in 2008	68,242	65,831
Costs and estimated earnings in excess of billings on long-term contracts	26,565	30,485
Inventories	43,284	35,670
Deferred income taxes	2,123	1,632
Other current assets	19,633	12,184

Total current assets	201,924	232,781

Property, plant and equipment:
Land	1,150	1,150
Buildings and leasehold improvements	18,674	16,238
Machinery and equipment	101,446	92,100
Furniture and fixtures	9,899	10,059

Total property, plant and equipment	131,169	119,547
Less accumulated depreciation and amortization	83,589	78,975

Net property, plant and equipment	47,580	40,572

Deferred income taxes	6,202	7,318
Goodwill	80,426	31,402
Other intangible assets, net of accumulated amortization of $13,901 in 2009 and $8,219 in 2008	53,293	11,166
Other assets	8,892	4,126

Total assets	$398,317	327,365

See accompanying notes to interim unaudited consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited), continued
(in thousands, except share data)

	July 4	December 31
	2009	2008
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$1,349	1,302
Accounts payable	31,237	25,361
Billings in excess of costs and estimated earnings on long-term contracts	8,815	8,172
Accrued compensation and retirement costs	14,667	14,456
Deferred service revenue	10,221	7,998
Other current liabilities	19,765	10,073

Total current liabilities	86,054	67,362
Long-term debt, excluding current installments	37,063	9,250
Deferred income taxes	10,698	—
Other liabilities	17,449	8,011

Total liabilities	151,264	84,623

Shareholders’ equity:
Preferred stock of $1.00 par value per share; Authorized 10,000 shares; none issued	—	—
Common stock of $.10 par value per share; Authorized 75,000 shares, issued and outstanding 15,246 in 2009 and 15,188 in 2008	1,525	1,519
Additional paid-in capital	134,461	133,270
Accumulated other comprehensive loss — foreign currency translation adjustment	(2,604)	(5,500)
Retained earnings	113,671	113,453

Total shareholders’ equity	247,053	242,742

Commitments and contingencies

Total liabilities and shareholders’ equity	$398,317	327,365

See accompanying notes to interim unaudited consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended
	July 4	June 28
	2009	2008
Cash flows from operating activities:
Net earnings	$218	7,571
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	10,160	5,693
Deferred income taxes	—	(742)
Stock-based compensation expense	1,070	972
Change in fair value of contingent consideration liability	1,767	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	3,331	(2,231)
Costs and estimated earnings in excess of billings on long-term contracts	4,607	305
Inventories	3,211	(3,799)
Accounts payable	(2,140)	5,647
Other	(172)	(6,658)

Net cash provided by operating activities	22,052	6,758
Cash flows from investing activities:
Purchases of property, plant and equipment	(8,064)	(5,861)
Payments for acquisitions of businesses, net of cash acquired	(87,264)	(15,856)
Proceeds from sales of assets	36	506

Net cash used in investing activities	(95,292)	(21,211)
Cash flows from financing activities:
Net borrowings under revolving credit facility	28,501	—
Repayment of other debt	(635)	(2,551)
Deferred financing costs paid	(251)	(1,041)
Proceeds from the exercise of stock options	238	756
Payments for repurchase and retirement of common shares	(110)	—

Net cash provided by (used in) financing activities	27,743	(2,836)
Effect of changes in exchange rates on cash and cash equivalents	595	860

Net change in cash and cash equivalents	(44,902)	(16,429)
Cash and cash equivalents at beginning of period	86,979	133,959

Cash and cash equivalents at end of period	$42,077	117,530

See accompanying notes to interim unaudited consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
July 4, 2009 and June 28, 2008
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
The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and are based on the Securities and Exchange Commission’s (“SEC”) Regulation S-X and its instructions to Form 10-Q. They do not include all of the information and notes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary to present fairly the financial condition, results of operations and cash flows for the interim periods presented. We have performed an evaluation of subsequent events through August 12, 2009, which is the date the financial statements were issued. These interim consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
— Accounting Changes
Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, for all financial instruments. Effective January 1, 2009, the Company adopted the provisions of SFAS No. 157 for nonfinancial instruments accounted for at fair value on a nonrecurring basis. SFAS No. 157 establishes a new framework for measuring fair value and expands related disclosures. The fair-value disclosures for financial instruments are included in Note 4 and the fair-value disclosures related to the fair values of assets and liabilities from business combinations completed during the six months ended July 4, 2009 are included in Note 2.
The provisions of Financial Statement of Position (“FSP”) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, were effective for the Company for the three months ended July 4, 2009. FSP No. FAS 157-4 clarifies fair valuation in inactive markets and includes all assets and liabilities subject to fair valuation measurements and requires enhanced disclosures. The Company’s adoption of FSP No. FAS 157-4 did not have a material impact on its consolidated financial statements for the periods ended July 4, 2009 and is not expected to have a material impact on its 2009 consolidated financial statements.

The Company adopted the provisions of FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, for the three months ended July 4, 2009. This FSP expands the fair-value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods. The FSP also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. The Company’s adoption of FSP No. FAS 107-1 and APB 28-1 resulted in expanded disclosures in Note 4.
On January 1, 2009, the Company adopted SFAS No. 141(R), Business Combinations, which significantly changes the accounting for business combinations for which the acquisition date is on or after January 1, 2009, both during the period of acquisition and in subsequent periods. Among the more significant changes in the accounting for acquisitions are the following:
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
During the three and six months ended July 4, 2009, the Company recognized acquisition-related charges of $1.6 million, and $5.5 million, respectively. These charges were principally a result of the adoption of SFAS No. 141(R), including transaction costs, accretion of the contingent consideration arrangement liability, and an increase in the estimated fair value of the contingent consideration liability reflecting a change in the projected probability of paying the contingent amounts. The probability of payment increased with an increase in projected profitability of the acquired company primarily as a result of receipt of a large multi-year order from a customer. These charges are included within acquisition-related charges in the consolidated statement of operations. The charges recorded during the six months ended July 4, 2009 include costs incurred as of December 31, 2008, related to potential acquisitions that did not have an acquisition date on or prior to December 31, 2008, that were included as an asset on the consolidated balance sheet as of that date as required by the provisions of SFAS No. 141, Business Combinations, the predecessor to SFAS No. 141(R). Acquisition-related charges of $2.8 million were paid during the six months ended July 4, 2009 and included as a reduction of cash provided by operating activities in the consolidated statement of cash flows.
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
In the three months ended July 4, 2009, The Company adopted SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Since SFAS No. 165 only formalizes existing GAAP, the adoption is not expected to have a material impact on the Company’s 2009 consolidated financial statements.
— Recently Issued Pronouncements Not Yet Adopted
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and Hierarchy of GAAP. SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles and establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 will be effective for the Company in the third quarter of 2009. SFAS No. 168 is meant to be a codification of existing GAAP, therefore, the Company does not expect this pronouncement to have a material impact on the Company’s consolidated financial statements.
2. Business Combinations
During the six months ended July 4, 2009, the Company completed the acquisitions of two businesses that expanded its technology base. The Company completed the acquisition of all of the equity interest in Formation, Inc. (“Formation”), of Moorestown, New Jersey, and Satamatics Global Limited (“Satamatics”), of Tewkesbury, UK, on January 9, 2009 and February 13, 2009, respectively.
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
The aggregate cash purchase price for these two entities was approximately $90.7 million. Of this amount, $88.8 million was paid in the first quarter of 2009, and the remaining $1.9 million was paid in the second quarter of 2009 upon resolution of working capital and cash provisions in the purchase agreements. In addition, one of the arrangements includes contingent consideration of up to $15 million, which would be payable in cash, in part or in total, based upon the achievement of specified performance targets for 2009 and 2010. Management estimated that the fair value of the contingent consideration arrangement at the acquisition date was approximately $10.5 million, determined by applying the income approach, based on the probability-weighted projected payment amounts discounted to present value at a rate appropriate for the risk of achieving the milestones. These assumptions are considered by SFAS No. 157 to be level 3 inputs, which are not observable in the market. Including the contingent consideration, the aggregate estimated fair value of the consideration for these two entities, as of the respective acquisition dates, was approximately $101.2 million. As discussed in Note 1, the estimated fair value of the contingent consideration liability was increased during the three months ended July 4, 2009 with a charge to earnings in the consolidated statement of operations.
Of the total cash consideration, approximately $14.7 million is in escrow accounts payable to the sellers after specified periods, subject to claims against the sellers. Of this amount, approximately $9.2 million is in accounts in the name of the Company; therefore, this portion is reflected as restricted cash, $4.5 million in other current assets and $4.7 million in other noncurrent assets in the consolidated balance sheet as of July 4, 2009, with corresponding liability amounts in other current liabilities and other noncurrent liabilities.
SFAS No. 141(R) requires that identifiable assets acquired and liabilities assumed be reported at fair value as of the acquisition date of a business combination. The fair values of the assets acquired and the liabilities assumed have been determined provisionally and are subject to adjustment as additional information is obtained by the Company. Certain adjustments to estimated fair value were recorded in the second quarter of 2009 based on new information obtained that existed as of the acquisition dates. These adjustments are detailed in the table below. SFAS No. 141(R) requires that such adjustments to provisional amounts be reflected in comparative financial information presented in the financial statements on a retrospective basis. These adjustments, however, would not have resulted in a material change to the statement of operations for the three months ended April 4, 2009, and therefore retrospective application was not required.
The estimated provisional fair values of major classes of assets acquired and liabilities assumed as originally determined and revised as of July 4, 2009, including a reconciliation to the total consideration, is as follows (in millions):

	Acquisition Date Fair Value Measurements
		Measurement
	As of	Period	As of
	April 4, 2009	Adjustments	July 4, 2009

Cash	$5.0	—	5.0
Receivables	4.7	—	4.7
Inventories	10.4	—	10.4
Developed technology	21.2	2.8	24.0
Customer relationships	11.8	3.9	15.7
Other identifiable intangible assets	8.2	(0.9)	7.3
Other assets	4.1	0.4	4.5
Payables and accrued expenses	(8.5)	—	(8.5)
Deferred tax liabilities	(9.9)	(1.7)	(11.6)

	47.0	4.5	51.5
Goodwill	54.2	(4.5)	49.7

	$101.2	—	101.2

The initial accounting for these acquisitions is not complete as of July 4, 2009. Additional time is needed particularly to complete and review the results of the valuation of assets and to evaluate the basis differences for assets and liabilities for financial reporting and tax purposes, including the need for valuation allowances. Disclosure of the valuation methods and assumptions used to determine fair value in accordance with SFAS No. 157 will be provided in a subsequent period when the amounts are no longer provisional. Material adjustments, if any, to provisional amounts in subsequent periods, that reflect new information obtained about facts and circumstances that existed as of the acquisition date, will be reflected retrospectively as required by SFAS No. 141(R).

Identifiable intangible assets of $46.7 million are subject to amortization over a weighted-average amortization period, determined provisionally, of 9.1 years in total, and for the major classes: 7.5 years for developed technology, 12.3 years for customer relationships and 10.0 years for trade names and trademarks. In-process research and development assets of $0.3 million are not subject to amortization until the projects are complete or abandoned.
The goodwill results from the application of SFAS No. 141(R) since it requires that the acquirer subsume into goodwill the value of any acquired intangible asset that is not identifiable and the value attributed to items that do not qualify for separate recognition as assets at the acquisition date. SFAS No. 141(R) prohibits separate recognition for certain acquired intangible assets that do not arise from contractual or other legal rights or do not meet specified separation criteria (e.g., assembled workforce). In addition, value is attributed by management to certain items that do not qualify as assets at the acquisition date, such as future technologies that management expects to be developed based on a track record of the acquired entities meeting market demands. Management also believes that synergies exist between these newly acquired product lines and the Company’s existing aero and connectivity businesses that allow the opportunity for promising growth. The goodwill is assigned to the Communications & Tracking segment and is not deductible for income tax purposes. The assignment of goodwill to reporting units as required by SFAS No. 142, Goodwill and Other Intangible Assets, has not yet been completed.
The Company included the operating results of these acquired entities in the Communications & Tracking segment in the consolidated statement of operations since the acquisition date for each respective entity. The results for the three months ended July 4, 2009 included net sales of $16.7 million and net earnings of $0.4 million, and the results for the six months ended July 4, 2009 included net sales of $31.6 million and net earnings of $0.9 million. During the three and six months ended July 4, 2009, the Company recognized acquisition-related charges of $1.6 million and $5.5 million, respectively. These charges were principally a result of the adoption of SFAS No. 141(R), including transaction costs, accretion of the contingent consideration arrangement liability, and a charge related to an increase in the contingent consideration liability reflecting a change in the expected probability of paying the projected amounts. The six months ended July 4, 2009 also included a $1.4 million foreign exchange loss related to the funding of the Satamatics acquisition, which was required to be paid in British pounds sterling. The loss resulted from changes in foreign currency exchange rates from the date the Company funded the transaction to the date the acquisition was completed.
The following table provides unaudited supplemental pro forma information of the Company for the three months and six months ended July 4, 2009, and for the three months and six months ended June 28, 2008, as if these acquisitions had been completed on January 1 of the respective years. The results were prepared based on the historical financial statements of the Company and the acquired entities and include pro forma adjustments to reflect the effects of the transactions and SFAS No. 141(R) as if it had been in effect at these hypothetical acquisition dates (in thousands):

	Three Months Ended		Six Months Ended
	July 4	June 28	July 4	June 28
	2009	2008	2009	2008

Net sales	$96,938	92,952	192,214	179,032

Net earnings (loss)	3,186	(285)	683	(2,603)
3. Goodwill and Other Intangible Assets
As discussed in Note 2, the Company completed two business combinations during the six months ended July 4, 2009. The consolidated financial statements include the identifiable intangible assets and goodwill resulting from these business combinations in addition to amounts from acquisitions of businesses completed in prior periods.

The following table presents the changes in the carrying amount of goodwill during the six months ended July 4, 2009 (in thousands):

	Communications
	& Tracking	LXE	Total

Balance as of December 31, 2008	$11,007	20,395	31,402
Goodwill acquired during period	49,700	—	49,700
Foreign currency translation adjustment	—	(676)	(676)

Balance as of July 4, 2009	$60,707	19,719	80,426

There are no accumulated impairment losses for the Company’s goodwill.
The following table presents the gross carrying amounts and accumulated amortization, in total and by major intangible asset class, for the Company’s intangible assets subject to amortization as of July 4, 2009 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Developed technology	$39,840	10,570	29,270
Customer relationships	19,111	1,402	17,709
Trade names and trademarks	6,035	654	5,381
Other	2,208	1,275	933

	$67,194	13,901	53,293

Amortization expense related to these intangible assets for the three months and six months ended July 4, 2009 was $2.9 million and $5.2 million, respectively, and the three months and six months ended June 28, 2008 was $0.2 million and $0.7 million, respectively. Expected amortization expense for the remainder of 2009 and for each of the five succeeding years is as follows: 2009 - $4.4 million, 2010 — $8.3 million, 2011 — $8.0 million, 2012 — $7.9 million, 2013 — $7.0 million, and 2014 — $4.0 million.
4. Fair Value of Financial Instruments
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

The Company uses derivative financial instruments, primarily in the form of foreign currency forward contracts, in order to mitigate the risks associated with currency fluctuations on future cash flows. The Company’s policy is to execute such instruments with creditworthy financial institutions, and it does not enter into derivative contracts for speculative purposes. The fair values of foreign currency contracts of $0.6 million net asset at July 4, 2009 and $1.2 million net liability at December 31, 2008 are based on quoted prices using the income approach (a level 2 input per the provisions of SFAS No. 157) and are recorded in other current assets and other current liabilities, respectively, in the Company’s consolidated balance sheets.
The Company has two fixed-rate, long-term mortgages and has borrowings under its revolving credit facility. One mortgage has an 8.0% rate and a carrying amount as of July 4, 2009 and December 31, 2008 of $6.7 million, and $7.1 million, respectively. The other mortgage has a 7.1% rate and a carrying amount as of July 4, 2009 and December 31, 2008 of $3.2 million and $3.5 million, respectively. The Company’s borrowings under its revolving credit facility were $28.5 million as of July 4, 2009. The Company did not have any borrowings under its revolving credit facility as of December 31, 2008. The estimated fair value of the Company’s total debt was $36.1 million at July 4, 2009 and is based on quoted prices for similar instruments (a level 2 input per the provisions of SFAS No. 157). Mortgage debt and borrowings under the Company’s credit facility are recorded in current and long-term debt on the Company’s consolidated balance sheets.
Management believes that these assets and liabilities can be liquidated without restriction.
The Company has a contingent consideration liability resulting from an acquisition completed in the first quarter of 2009 (Refer to Note 2 for additional information). The estimated fair value of this contingent consideration liability at July 4, 2009 was approximately $12.3 million, determined by applying the income approach (a level 3 input per the provisions of SFAS No. 157) based on the probability-weighted projected payment amounts discounted to present value at a rate appropriate for the risk of achieving the milestones. The contingent consideration liability is recorded at fair value in other current and other noncurrent liabilities on the Company’s consolidated balance sheet. The table below includes a summary of the change in estimated fair value of the contingent consideration liability (in thousands):

	Three Months	Six Months
	Ended	Ended
	July 4, 2009	July 4, 2009
Balance at the beginning of the period	$10,888	—
Acquisitions	—	10,500
Fair value adjustment, including accretion	1,379	1,767

Balance at the end of the period	$12,267	12,267

The fair value adjustments of $1.4 million and $1.8 million for the three months and six months ended July 4, 2009, respectively, were included in acquisition-related charges in the consolidated statements of operations.

5. Interim Segment Disclosures
The Company is organized into three reportable segments: Communications & Tracking, Defense & Space, and LXE. Following is a summary of the Company’s interim segment data (in thousands):

	Three Months Ended		Six Months Ended
	July 4	June 28	July 4	June 28
	2009	2008	2009	2008
Net sales:
Communications & Tracking	$41,942	24,791	83,368	50,613
Defense & Space	25,189	18,945	52,097	34,407
LXE	29,807	37,543	53,751	71,753

Total	$96,938	81,279	189,216	156,773

Operating income (loss):
Communications & Tracking	$3,795	1,397	8,102	4,480
Defense & Space	2,301	1,871	5,193	2,435
LXE	214	726	(4,847)	1,203
Corporate & Other	(2,955)	(587)	(7,035)	(1,274)

Total	$3,355	3,407	1,413	6,844

Earnings (loss) before income taxes:
Communications & Tracking	$4,238	1,655	9,387	5,009
Defense & Space	2,301	1,867	5,193	2,431
LXE	(22)	829	(5,160)	1,232
Corporate & Other	(3,491)	(456)	(9,362)	(659)

Total	$3,026	3,895	58	8,013

Depreciation and amortization:
Communications & Tracking	$3,482	686	6,157	1,984
Defense & Space	849	715	1,655	1,387
LXE	942	1,278	1,783	1,855
Corporate & Other	280	261	565	467

Total	$5,553	2,940	10,160	5,693

The loss before income taxes for Corporate & Other for the three months and six months ended July 4, 2009 includes $1.6 million and $5.5 million, respectively, of acquisition-related charges, and other corporate expenses that are not allocated to operating segments in the financial data reviewed by the chief operating decision maker. The loss before income taxes for the six months ended July 4, 2009 also includes a $1.4 million foreign exchange loss related to the funding of the Satamatics acquisition.

	July 4	December 31
	2009	2008
Assets:
Communications & Tracking	$214,862	99,323
Defense & Space	57,230	47,417
LXE	100,105	107,230
Corporate & Other	26,120	73,395

Total	$398,317	327,365

Concentration of net assets by geographic region:
United States	$87,904	128,692
Canada	50,628	53,252
Europe	101,965	53,801
Other	6,556	6,997

Total	$247,053	242,742

6. Earnings Per Share
Following is a reconciliation of the denominators for basic and diluted earnings per share calculations (in thousands):

	Three Months Ended		Six Months Ended
	July 4	June 28	July 4	June 28
	2009	2008	2009	2008

Basic weighted-average number of common shares outstanding	15,159	15,574	15,152	15,561
Dilutive potential shares using the treasury share method	66	197	92	210

Diluted weighted-average number of common shares outstanding	15,225	15,771	15,244	15,771

Shares that were not included in computation of diluted earnings per share that could potentially dilute future basic earnings per share because their effect on the periods were antidilutive	653	165	572	139

7. Comprehensive Income
Following is a summary of comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	July 4	June 28	July 4	June 28
	2009	2008	2009	2008

Net earnings	$3,186	3,411	218	7,571
Other comprehensive income:
Foreign currency translation adjustment	4,076	97	2,896	1,005

	$7,262	3,508	3,114	8,576

8. Inventories
Inventories as of July 4, 2009 and December 31, 2008 include the following (in thousands):

	July 4	December 31
	2009	2008

Parts and materials	$29,529	26,730
Work-in-process	5,835	2,404
Finished goods	7,920	6,536

	$43,284	35,670

9. Revolving Credit Facility
During the first six months of 2009, the Company completed two acquisitions and used borrowings under its revolving credit facility to fund a portion of the transactions. As of July 4, 2009, the Company had $28.5 million of borrowings outstanding under its revolving credit facility.
The Company has $2.2 million of standby letters of credit to satisfy performance guarantee requirements under certain customer contracts. While these obligations are not normally called, they could be called by the beneficiaries at any time before the expiration date should the Company fail to meet certain contractual requirements. After deducting outstanding letters of credit, at July 4, 2009 the Company had $31.4 million available for borrowing in the U.S. and $12.9 million available for borrowing in Canada under the revolving credit agreement.
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

	Three Months Ended		Six Months Ended
	July 4	June 28	July 4	June 28
	2009	2008	2009	2008
Balance at beginning of the period	$3,380	2,869	2,789	2,647
Additions at dates of acquisition for businesses acquired during period	—	—	516	—
Accruals for warranties issued during the period	1,278	776	2,253	1,806
Settlements made during the period	(862)	(663)	(1,762)	(1,471)

Balance at end of period	$3,796	2,982	3,796	2,982

11. Stock-Based Compensation
The Company has granted nonvested restricted stock and nonqualified stock options to key employees and directors under several stock option plans. The Company recognized expense in the second quarter and first six months of $0.6 million and $1.1 million in 2009, and $0.6 million and $1.0 million in 2008 before income tax benefits, for all the Company’s stock plans.

12. Income Taxes
The Company’s effective income tax rate for all periods presented is less than the amounts computed by applying the U.S. federal income tax rate of 34% due to a portion of earnings being earned in Canada, where the Company’s effective rate is much lower than the rate in the U.S. due to research-related tax benefits. In addition, in the six months ended June 28, 2008, the Company recognized a benefit of $0.7 million related primarily to a change in estimate of prior-year research and development credits available in the U.S.
The Company is currently under audit in Canada at the federal and the Ontario and Quebec provincial levels for various years between 2002 and 2006. The Company expects to complete these audits in the next twelve months. Any related unrecognized tax benefits for Canada could be adjusted based on the results of these audits. The Company cannot estimate the range of the change that is reasonably possible at this time, but management does not expect the effect to be material. The Internal Revenue Service recently completed an audit of the Company’s U.S. federal income tax return for the 2006 tax year. The Company received a letter from the Service after July 4, 2009 that indicated that they made no changes to the reported tax as a result of the examination. The Company will revise its estimate of certain unrecognized tax benefits based on the results of the examination. Management will complete its analysis in the third quarter and reflect any additional benefit at the time as required by GAAP. The Company’s estimated range of additional benefit is $1.0 million to $1.5 million.
13. Discontinued Operations
In 2005 and 2006, the Company disposed of S&T/Montreal, SatNet, and EMS Wireless, which were reported as discontinued operations through their dates of disposition in the Company’s consolidated financial statements. The sales agreements for each of these disposals contained standard indemnification provisions for various contingencies that could not be resolved before the dates of closing and for various representations and warranties provided by the Company and the purchasers. The Company accrues for a liability related to a contingency, representation or warranty when management considers that the liability is both probable and can be reasonably estimated. The purchaser of EMS Wireless has asserted claims under such representations and warranties. The parties have agreed to arbitration, which is expected to take place in the second half of 2009. Management does not believe that sufficient information exists to evaluate such claims, and cannot reasonably estimate the range of this potential liability, or determine whether such liability would be material. Therefore, no accrual has been recorded for this potential liability as of July 4, 2009.
Also as part of the agreement to sell the net assets of S&T/Montreal, the Company released the purchaser from a corporate guarantee, resulting in the Company reporting a noncurrent liability in the consolidated balance sheet as of July 4, 2009. This liability represents the Company’s estimated loss under an agreement to acquire a license from the purchaser for $8 million in payments over a seven-year period for the rights to a certain satellite territory and a corresponding sublicense agreement that granted the territory rights back to the purchaser, under which the Company will receive a portion of the satellite service revenues from the specific market territory over the same period. The purchaser had previously guaranteed that the revenues derived under the sublicense would equal or exceed the acquisition cost of the license; however, without the guarantee, the Company estimates that its portion of the satellite service revenues will be less than the acquisition cost, and the Company has accordingly reflected a net liability, a portion as current and the remainder as noncurrent in the consolidated balance sheets.
14. Common Shares
On July 29, 2008, the Company’s Board of Directors authorized a stock repurchase program for up to $20 million of the Company’s common shares. As of July 4, 2009, the Company had repurchased 474,000 common shares for approximately $9.8 million. There were no repurchases of common shares under this program during the six months ended July 4, 2009.
On July 27, 2009, the Company’s Board of Directors adopted a Shareholder Rights Plan (the “Plan”), and declared a dividend distribution of one right for each of the Company’s outstanding common shares to shareholders of record at the close of business on August 7, 2009. Upon the occurrence of certain triggering events, the rights would become exercisable. This Plan replaces a similar plan adopted in 1999 that expired on August 6, 2009.

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
We are a leading provider of wireless connectivity solutions over satellite and terrestrial networks. We keep people and systems connected, wherever they are — on land, at sea, in the air or in space. Serving the aeronautical, asset tracking, defense, and mobile computing industries, our products and services enable universal mobility, visibility and intelligence. Our operations include the following three reportable operating segments:
•	Communications & Tracking supplies a broad array of terminals and antennas that enable end-users in aircraft and other mobile platforms to communicate over satellite and air-to-ground links. This segment includes the product lines previously reported in the Satellite Communications segment, and the newly acquired Formation, Inc. (“Formation”) and Satamatics Global Limited (“Satamatics”) product lines which include aeronautical wi-fi communications and data storage, aeronautical voice and tracking, and satellite-based machine-to-machine mobile communications (refer to Note 2 of the consolidated financial statements in Item 1 of this Quarterly Report for additional information);

•	Defense & Space (“D&S”) supplies highly engineered subsystems for defense electronics and sophisticated satellite applications — from military communications, radar, surveillance and countermeasures to commercial high-definition television, satellite radio, and live TV for innovative airlines; and

•	LXE provides rugged mobile terminals and wireless data networks used for logistics applications such as distribution centers, warehouses and container ports. LXE operates mainly in two markets: the Americas market which is comprised of North, South and Central America; and the International market, which is comprised of all other geographic areas, with the highest concentration in Europe.
Following is a summary of significant factors affecting or related to our results of operations in the three months and six months ended July 4, 2009:
•	We completed the acquisitions of Formation and Satamatics on January 9, 2009 and February 13, 2009, respectively. These newly acquired product lines along with Sky Connect, LLC (“Sky Connect”), which was acquired in August of 2008, contributed $19.0 million and $36.3 million of net sales, and $0.3 million and $0.6 million in earnings before income taxes in the second quarter and first six months of 2009.

•	Consolidated net sales grew by 19.3% and 20.7% in the second quarter and first six months of 2009, respectively, as compared with the same periods of 2008 mainly due to higher net sales at Communications & Tracking (principally reflecting the newly acquired product lines), and D&S, partially offset by lower net sales at LXE (reflecting the challenging global economic climate).

•	Our net earnings for the six months ended July 4, 2009 included $5.5 million of acquisition-related charges that are now required to be reported as a current expense per Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations, $4.3 million of amortization of intangible assets related to our new acquisitions, and approximately $2.3 million of severance costs. Our net earnings for the three months ended July 4, 2009 included $1.6 million of acquisition-related charges, $2.5 million of amortization of intangible assets related to our new acquisitions, and approximately $1.2 million of severance costs.

•	Our markets are strong but not immune to increasing pressures and risks. The current economic conditions are affecting our businesses and we expect that we will continue to be faced with these economic pressures throughout at least the remainder of 2009. These and other factors could cause a decline in expected future cash flows for one or more of our business units (including LXE and our recently acquired businesses) and require us to recognize an impairment loss related to goodwill or other intangible assets.

Description of Net Sales, Costs and Expenses
Net sales
The amount of net sales is generally the most significant factor affecting our operating income in a period. We recognize product-related net sales under most of our customer agreements when we ship completed units or complete the installation of our products. If multiple deliverables are involved in a revenue arrangement, or if software included in an offering is more than incidental to a product as a whole, we recognize revenue in accordance with FASB Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, or American Institute of Certified Public Accountants Statement of Position No. 97-2, Software Revenue Recognition, as applicable. If the customer agreement is in the form of a long-term contract (mainly at D&S and to a lesser degree at Communications & Tracking), we recognize revenue under the percentage-of-completion method, using the ratio of cost-incurred-to-date to total-estimated-cost-at-completion as the measure of performance. Estimated manufacturing cost-at-completion for each of these contracts is reviewed on a routine periodic basis, and adjustments are made periodically to the estimated cost-at-completion based on actual costs incurred, progress made, and estimates of the costs required to complete the contractual requirements. When the estimated manufacturing cost-at-completion exceeds the contract value, the entire estimated loss resulting from the projected cost overruns is immediately recognized. If the customer agreement is in the form of a cost-reimbursement contract, we recognize revenue based on the type of fee specified in the contract, which is typically a fixed fee, award fee or a combination of both.
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
Cost of sales
For our LXE and D&S products, we conduct most of our manufacturing efforts in our Atlanta-area facilities. We manufacture the majority of our Communications & Tracking products at our facility in Ottawa, Canada.
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
The cost-of-sales percentage is principally a function of competitive conditions and product and customer mix, but Communications & Tracking and LXE are also affected by changes in foreign currency exchange rates. Our Canadian-based SATCOM business derives most of its net sales from contracts denominated in U.S. dollars, but incurs most of its costs in Canadian dollars and when the U.S. dollar weakens against the Canadian dollar, our reported manufacturing costs for SATCOM increase relative to our net sales, which increases the cost-of-sales percentage. When the U.S. dollar strengthens, the opposite effect results. Our LXE business derives a significant portion of its net sales from international markets, mainly in Euros, but incurs most of its costs in U.S. dollars. When the U.S. dollar weakens against the Euro and other international currencies, our reported net sales generally increase relative to our costs, which decreases the cost-of-sales percentage. When the U.S. dollar strengthens, the opposite effect generally results.
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
Research and development expenses
Research and development (“R&D”) expenses represent the cost of our development efforts, net of reimbursement under specific customer-funded R&D agreements. R&D expenses include salaries of engineers and technicians and related overhead expenses, the cost of materials utilized in research, and additional engineering or consulting services provided by independent companies. R&D costs are expensed as they are incurred. We also often incur significant development costs to meet the specific requirements of customer contracts in D&S and Communications & Tracking, and we report these costs in the consolidated statements of operations as cost of sales.
Acquisition-related charges
Acquisition-related charges primarily represent the costs of engaging outside professionals for legal, due diligence, business valuation, and integration services related to business combinations. The category also includes changes in the estimated fair value of the contingent consideration liability associated with one acquisition, including accretion of the discounted liability.
Interest income
Interest income is earned primarily from our investments in government-obligations money market funds, other money market instruments, and interest-bearing deposits.
Interest expense
We incur interest expense principally related to mortgages on certain facilities and our revolving credit facility.
Foreign exchange gains and losses
We recognize foreign exchange gains and losses at any of our subsidiaries that has assets and liabilities that are denominated in a currency different than the its local functional currency. For our Canada-based SATCOM business, most trade receivables are denominated in U.S. dollars; when the U.S. dollar weakens against the Canadian dollar, the value of SATCOM’s trade receivables decreases and foreign exchange losses result. For our LXE segment’s international subsidiaries, most trade payables are in U.S. dollars and relate to their purchases of equipment from LXE’s U.S. operations for sale in Europe; when the U.S. dollar weakens against the Euro or other international currencies, the value of the LXE subsidiaries’ trade payables decreases and foreign exchange gains result. When the U.S. dollar strengthens, the opposite effect on trade payables and foreign exchange gains and losses results.
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

Results of Operations
The following table sets forth the percentage relationship of each line item to net sales for each period.

	Three Months Ended		Six Months Ended
	July 4	June 28	July 4	June 28
	2009	2008	2009	2008

Product net sales	78.3%	81.1	76.5	82.7
Service net sales	21.7	18.9	23.5	17.3

Net sales	100.0	100.0	100.0	100.0
Product cost of sales as a percentage of product net sales	66.8	64.4	67.6	63.3
Service cost of sales as a percentage of service net sales	62.9	60.1	66.3	60.5
Cost of sales	66.0	63.6	67.3	62.9
Selling, general and administrative expenses	24.4	25.4	24.5	26.0
Research and development expenses	4.4	6.8	4.6	6.7
Acquisition-related charges	1.7	—	2.9	—

Operating income	3.5	4.2	0.7	4.4
Interest income	0.1	0.9	0.1	1.1
Interest expense	(0.7)	(0.5)	(0.7)	(0.5)
Foreign exchange gain (loss), net	0.2	0.2	(0.1)	0.1

Earnings before income taxes	3.1	4.8	—	5.1
Income tax benefit (expense)	0.2	(0.6)	0.1	(0.3)

Net earnings	3.3%	4.2	0.1	4.8

Three Months ended July 4, 2009 and June 28, 2008:
Net sales increased by 19.3% to $96.9 million from $81.3 million for the second quarter of 2009 as compared with the same period of 2008 reflecting growth in net sales from two of the Company’s three reportable operating segments, Communications & Tracking and D&S, with increases of 69.2% and 33.0%, respectively. The increase in net sales by Communications & Tracking was generated from our recently acquired product lines. D&S’s net sales were higher mainly due to significant work performed on a military communications research project, and the increased activity on both commercial and military programs due to the expansion of its workforce to meet order demands. LXE’s net sales for the second quarter of 2009 were $7.7 million less than the same period of 2008, with lower net sales in both the Americas and International markets.
Product net sales increased by 15.1% to $75.9 million in the second quarter of 2009 as compared with the second quarter of 2008. This increase was primarily due to the $15.3 million of product net sales generated from our recently acquired product lines, partially offset by lower net sales by LXE. Service net sales increased by 37.3% to $21.0 million in the second quarter of 2009 as compared with the same period of 2008, mainly due to significant work performed on a military communications research project by D&S. As a result, service net sales comprised a higher percentage of total net sales in the second quarter of 2009 as compared with the second quarter of 2008.
Overall cost of sales as a percentage of consolidated net sales was higher in the second quarter of 2009 as compared with the same period of 2008 due to higher cost-of-sales percentages reported by two of our three reportable operating segments, D&S and LXE. Product cost of sales, and service cost of sales, as a percentage of their respective net sales were also higher in the second quarter of 2009 as compared with the same period of 2008. The increase in product cost of sales as a percentage of its respective net sales was mainly due to a lower production volume by our LXE segment over which fixed costs were absorbed, an unfavorable effect of changes in foreign currency exchange rates, and a change in product mix by our D&S segment. The increase in service cost-of-sales percentage was mainly due to a higher proportion of service revenues generated from our D&S segment, which has a higher service cost-of-sales percentage than our other two reportable operating segments. Product cost of sales and service cost of sales were also affected by approximately $0.5 million of additional severance costs recorded in the second quarter of 2009, compared to the second quarter of 2008, for a reduction in workforce across all divisions to realign the staffing needs of the business with current economic conditions.

SG&A expenses as a percentage of consolidated net sales decreased for the second quarter of 2009 as compared with the second quarter of 2008. Actual expenses grew by $3.0 million in the second quarter of 2009 as compared with the same period of 2008 mainly due to the additional costs related to the acquired product lines, including additional amortization of intangible assets, and higher professional fees related to defending claims asserted under representations and warranty provisions of the sales agreement for our EMS Wireless discontinued operations. These additional costs were partially offset by the impact of management’s continued cost reduction efforts at LXE, and the favorable effect of changes in foreign currency exchange rates on our LXE and SATCOM international operations. The lower percentage of net sales is a result of increasing costs at a lower rate than the rate of increase in net sales.
R&D expenses decreased by $1.2 million mainly due the impact of management’s cost reduction efforts, mainly at LXE, the additional funding received from the Canadian government under a program to encourage technology development in areas such as satellite communications, and the favorable effect of changes in foreign currency exchange rates. These decreases in expenses were partially offset by additional R&D expenses related to our recently acquired product lines.
Acquisition-related charges were $1.6 million in the second quarter of 2009. These costs included a charge recorded to increase the contingent consideration liability to reflect changes in the expected probability of paying the projected amounts, accretion of the discounted liability, as well as professional fees related to the acquisition of our Formation and Satamatics businesses. See Note 2 to the consolidated financial statements in this Quarterly Report for additional information on these business acquisitions.
Interest income decreased by $0.6 million mainly as a result of the decrease in the average investment balances and, to a lesser extent, lower average interest rates earned on our investment balances.
The second quarter of 2009 included a $0.2 million foreign exchange net gain related to the conversion of assets and liabilities not denominated in the functional currency and changes in the fair value of forward contracts used to hedge against currency exposure.
We recognized an income tax benefit of $160,000 in the second quarter of 2009. The benefit is derived from one jurisdiction with losses for the period and other adjustments of estimated tax expense to the actual tax return amounts. In our other jurisdictions we project no tax expense for the year based upon management’s expectations for taxable income and tax credits for the full year. The 2008 second-quarter expense of $484,000 was based on management’s projection of the effective rate for the full year offset by a benefit of $742,000 primarily related to a change in estimate of prior-year research and development credits available in the U.S. The decrease in expected rates for the full year is due to a higher expected proportion of profits to be earned in Canada, where we have a much lower effective rate than in the U.S. and other jurisdictions, and to a higher expected U.S. federal tax credit for current-year qualifying research and development costs. No benefit was recognized in the second quarter 2008 for the U.S. federal credit since the benefit for 2008 was not enacted until the fourth quarter of 2008. The lower effective tax rate in Canada is due to research-related tax benefits. The overall effective rate is subject to change during the remainder of the year, as actual results and revised forecasts may change management’s expectations for the taxable income associated with various tax jurisdictions. In addition, additional tax benefits could be recognized in the U.S. in the third quarter as a result of a completed Internal Revenue Service audit examination for the tax year 2006. We received a letter from the Service after July 4, 2009 that indicated that they made no changes to the reported tax as a result of the examination. We will revise our estimate of certain unrecognized tax benefits based on the results of the examination. Management will complete its analysis in the third quarter and reflect any additional benefit at the time as required by GAAP. Management’s estimated range of additional benefit is $1.0 million to $1.5 million.
Six Months ended July 4, 2009 and June 28, 2008:
Net sales increased by 20.7% to $189.2 million from $156.8 million for the first six months of 2009 as compared with the same period of 2008 reflecting growth in net sales from two of the Company’s three reportable operating segments, Communications & Tracking and D&S, with increases of 64.7% and 51.4%, respectively. The increase in net sales by Communications & Tracking was generated from our recently acquired product lines. D&S’s net sales were higher mainly due to significant work performed on a military communications research project and the increased activity on both commercial and military programs due to the expansion of its workforce to meet order demands. LXE’s net sales for the first six months of 2009 were $18.0 million less than the same period of 2008, with lower net sales in both the Americas and International markets.
Product net sales increased by 11.6% to $144.7 million in the first six months of 2009 as compared with the first six months of 2008. This was primarily due to the $30.0 million of product net sales generated from our recently acquired product lines, partially offset by lower net sales by LXE. Service net sales increased by 64.2% to $44.5 million in the first six months of 2009 as compared with the same period of 2008, mainly due to significant work performed on a military communications research project by D&S. As a result, service net sales comprised a higher percentage of total net sales in the first six months of 2009 as compared with the first six months of 2008.
Overall cost of sales as a percentage of consolidated net sales was higher in the first six months of 2009 as compared with the same period of 2008 due to higher cost-of-sales percentages reported by each of our three reportable operating segments. Product cost of sales, and service cost of sales, as a percentage of their respective net sales were also higher in the first six months of 2009 as compared with the same period of 2008. The increase in product cost of sales as a percentage of its respective net sales was mainly due to a lower production volume by our LXE segment over which fixed costs were absorbed, an unfavorable effect of changes in foreign currency exchange rates, and a change in our Communications & Tracking segment with the addition of our new product lines which had higher cost-of-sales percentages than SATCOM, primarily due to the amortization of intangible assets. The increase in service cost-of-sales percentage was mainly due to a higher proportion of service revenues generated from our D&S segment, which has a higher service cost-of-sales percentage than our other two reportable operating segments. Product cost of sales and service cost of sales were also higher due to approximately $0.9 million of additional severance costs recorded in the first six months of 2009 for a reduction in workforce across all divisions to realign the staffing needs of the business with current economic conditions.
SG&A expenses as a percentage of consolidated net sales decreased for the first six months of 2009 as compared with the first six months of 2008. Actual expenses grew by $5.4 million in the first six months of 2009 as compared with the same period of 2008 mainly due to the additional costs related to the acquired product lines, including additional amortization of intangible assets, higher professional fees related to defending claims asserted under representations and warranty provisions of the sales agreement for our EMS Wireless discontinued operations, and approximately $0.4 million of additional severance costs. These additional costs were partially offset by the impact of management’s continued cost reduction efforts at LXE, and the favorable effect of changes in foreign currency exchange rates on our LXE and SATCOM international operations. The lower percentage of net sales is a result of increasing costs at a lower rate than the rate of increase in net sales.
R&D expenses were $1.8 million lower than the prior year mainly due to the additional funding received from the Canadian government under a program to encourage technology development in areas such as satellite communications, the impact of management’s cost reduction efforts, mainly at LXE, and the favorable effect of changes in foreign currency exchange rates. These decreases in expenses were partially offset by additional R&D expenses related to our recently acquired product lines.
Acquisition-related charges were $5.5 million in the first six months of 2009. These costs were primarily for professional fees for legal, due-diligence, valuation, and integration services for the acquisition of our Formation and Satamatics businesses, as well as amounts charged for the increase in the contingent consideration liability and accretion of the discounted earn-out liability.
Interest income was $1.6 million lower than the prior year mainly as a result of lower average investment balances and, to a lesser extent, lower average interest rates earned on our investment balances.
The first six months of 2009 included a $1.4 million foreign exchange loss related to the funding of the Satamatics acquisition, which was required to be paid in British pounds sterling. The loss resulted from changes in foreign currency exchange rates from the date we funded the transaction to the date the acquisition was completed. Partially offsetting this loss in the period were net gains from the conversion of assets and liabilities not denominated in the functional currency and changes in the fair value of forward contracts used to hedge against currency exposure.

We recognized an income tax benefit of $160,000 in the first six months of 2009. The benefit is derived from one jurisdiction with losses for the period and other adjustments of estimated tax expense to the actual tax return amounts. In our other jurisdictions we project no tax expense for the year based upon management’s expectations for taxable income and tax credits for the full year. The 2008 expense for the first six months of $442,000 was based on management’s projection of the effective rate for the full year offset by a benefit of $742,000 primarily related to a change in estimate of prior-year research and development credits available in the U.S.
Net Sales, Cost of Sales, and Operating Income (Loss) by Segment
Our segment net sales, cost of sales as a percentage of respective segment net sales, and segment operating income (loss) were as follows (in thousands, except percentages):

					Percentage Increase
	Three Months Ended		Six Months Ended		(Decrease)
	July 4	June 28	July 4	June 28	Three	Six
	2009	2008	2009	2008	Months	Months

Net sales:
Communications & Tracking	$41,942	24,791	83,368	50,613	69.2%	64.7
Defense & Space	25,189	18,945	52,097	34,407	33.0	51.4
LXE	29,807	37,543	53,751	71,753	(20.6)	(25.1)

Total	$96,938	81,279	189,216	156,773	19.3	20.7

Cost of sales percentage:
Communications & Tracking	60.5%	60.7	61.3	58.5	(0.2)	2.8
Defense & Space	80.6	74.7	79.4	76.4	5.9	3.0
LXE	61.1	59.1	63.8	58.9	2.0	4.9
Total	66.0	63.6	67.3	62.9	2.4	4.4

Operating income (loss):
Communications & Tracking	$3,795	1,397	8,102	4,480	171.7	80.8
Defense & Space	2,301	1,871	5,193	2,435	23.0	113.3
LXE	214	726	(4,847)	1,203	(70.5)	(502.9)
Corporate & Other	(2,955)	(587)	(7,035)	(1,274)	(403.4)	452.2

Total	$3,355	3,407	1,413	6,844	(1.5)	(79.4)

Communications & Tracking: Net sales increased by $17.2 million and $32.8 million in the second quarter and first six months of 2009, respectively, as compared with the same periods of 2008, mainly due to our recently acquired product lines which generated net sales of $19.0 million in the second quarter 2009 and $36.3 million in the first six months of 2009. Net sales of high-speed-data aeronautical products from the military and air transport markets were higher in the second quarter and first six months of 2009, as compared with the same periods of 2008, which offset lower net sales from the business jet market. Sales of new corporate aircraft have declined in the first half of 2009 due to general economic conditions, and a high level of inventory of used aircraft. Positive customer acceptance of new equipment offerings such as the eNfusion® System 6 in the second quarter of 2009 helped to fuel the continued strong demand for SwiftBroadband products. Revenues for the first six months of 2008 included the development of the Inmarsat global satellite/GSM phone, which had no effect in the first six months of 2009.
Cost of sales as a percentage of net sales was relatively unchanged for the second quarter of 2009 as compared with the second quarter of 2008. The cost-of-sales percentage for the second quarter of 2009 included amortization costs of intangible assets from our new aeronautical and asset tracking businesses acquired in the first quarter of 2009, which offset the effect of changes in cost estimates on the Inmarsat global satellite/GSM phone development project recorded in the second quarter of 2008. Cost of sales as a percentage of net sales was higher for the first six months of 2009 as compared with the first six months of 2008 primarily due to a change in product mix with the addition of our new aeronautical and asset tracking product lines acquired in the first quarter of 2009.
Operating income increased by $2.4 million and $3.6 million in the second quarter and first six months of 2009 as compared with the same periods of 2008 primarily due to the effect of changes in cost estimates on the Inmarsat global satellite/GSM phone development project recorded in the second quarter of 2008 which lowered operating profit by $2.3 million in that period, and the favorable effect of changes in foreign currency exchange rates, partially offset by severance charges of approximately $0.4 million recorded in the second quarter of 2009. Operating income for the second quarter and first six months of 2009 includes $2.5 million and $4.3 million of amortization of intangible assets from the new acquisitions in first quarter of 2009. Operating income, as a percentage of net sales, was 9.0% and 5.6% in the second quarter of 2009 and 2008, respectively, and was 9.7% and 8.9% in the first six months of 2009 and 2008, respectively.
Defense & Space: Net sales increased by $6.2 million and $17.7 million in the second quarter and first six months of 2009, respectively, as compared with the same periods of 2008. The work performed on a large military satellite communications research project was an individually significant contributor to the net sales increase. Net sales also grew from both commercial and military programs due to the expansion of the workforce to meet order demands. Order backlog of long-term contracts was down slightly from the end of the first quarter, but remained strong at $102.9 million at July 4, 2009. We understand that the next phases of certain military programs (including the foregoing satellite communications program) could be delayed by the government, which could affect both our backlog and net sales in the second half of 2009.
Cost of sales as a percentage of net sales was higher in the second quarter and first six months of 2009 as compared with the same periods of 2008, mainly due to a less favorable mix of contracts, an increase in costs from a higher volume of subcontracted projects utilized to meet scheduling demands for certain military programs, and severance charges included in the second quarter and first six months of 2009. The cost-of-sales percentage for the second quarter of 2009 was also lower as compared with the second quarter of 2008 due to favorable contract performance experienced in the previous year.
Operating income improved by $0.4 million and $2.8 million in the second quarter and first six months of 2009, respectively, as compared with the second quarter and first six months of 2008. Operating income improved mainly due to a higher contribution margin from an increase in net sales generated in the second quarter and first six months of 2009, and lower R&D expenses, partially offset by severance charges of approximately $0.4 million in the second quarter and first six months of 2009. Operating income also improved in the second quarter of 2009 as compared with the second quarter of 2008 due to lower SG&A expenses in the second quarter of 2009. Operating income, as a percentage of net sales, was 9.1% and 9.9% in the second quarter of 2009 and 2008, respectively, and was 10.0% and 7.1% in the first six months of 2009 and 2008, respectively.
LXE: Net sales in the second quarter and the first six months of 2009 decreased by $7.7 million and $18.0 million, respectively, as compared with the same periods of 2008, reflecting the impact of the slowdown in the global economy. Net sales decreased in both the International and Americas markets in the second quarter and first six months of 2009, as compared with the same periods of 2008, resulting primarily from a lower number of terminals shipped in both markets, and the foreign currency translation effect on the reported net sales for LXE’s International market. After a slow first quarter, the Americas market showed signs of improvement in the second quarter of 2009, with strong orders resulting in a $6.5 million increase in net sales as compared with the first quarter of 2009. Net sales from the International market were down slightly from the first quarter of 2009. The economy may continue to be sluggish in both the Americas and International markets through 2009, which could continue to delay customer capital spending decisions.
Cost of sales as a percentage of net sales was higher in the second quarter and the first six months of 2009 as compared with the same periods of 2008, mainly due to lower production volume over which fixed costs were absorbed, and an unfavorable effect of changes in foreign currency exchange rates that affected our reported International net sales. Revenues are reported in the local functional currency but product costs are in the U.S. dollar, which was stronger in the second quarter and first six months of 2009 compared with the same periods of 2008.
LXE generated operating income of $0.2 million in the second quarter of 2009, and an operating loss of $4.8 million in the first six months of 2009. This was a decrease in operating income of $0.5 million and $6.1 million as compared with the second quarter and first six months of 2008, respectively, and was mainly a result of lower net sales. In addition, a less favorable cost-of-sales percentage was partially offset by lower SG&A and R&D expenses. SG&A and R&D expenses were lower in the second quarter and first six months of 2009 as compared with the same periods of 2008 by $3.2 million and $4.0 million, respectively, reflecting the impact of management’s continued cost reduction efforts. SG&A expenses were also lower due to the favorable effect of changes in foreign currency exchange rates. Severance charges were higher by approximately $0.6 million in the first six months of 2009 as compared with the first six months of 2008 and were primarily related to staff reductions to further reduce LXE’s cost structure.
Corporate & Other: Expenses were higher by $2.4 million in the second quarter and by $5.8 million in the first six months of 2009 as compared with the same periods of 2008. The increase in expenses was mainly due to $1.6 million and $5.5 million of acquisition-related charges recorded in the second quarter and first six months of 2009, respectively, and higher professional fees related to defending claims asserted under representations and warranty provisions of the sales agreement for our EMS Wireless discontinued operations.
Backlog
Many customers of our Communications & Tracking and LXE segments typically require short delivery cycles; as a result, these units usually convert orders into revenues within a few weeks, and they generally do not build up a significant order backlog that extends substantially beyond one fiscal quarter. However, backlog is more important for our Defense & Space segment due to the long delivery cycles for its projects. Our segment backlog as of July 4, 2009 and December 31, 2008 was as follows (in millions):

	July 4	December 31
	2009	2008
Defense & Space	$102.9	114.9
Communications & Tracking	77.4	58.4
LXE	13.6	12.6

Total	$193.9	185.9

Included in the backlog of firm orders for our Defense & Space segment was approximately $43.7 million and $48.4 million of unfunded orders, mainly for military contracts, as of July 4, 2009 and December 31, 2008, respectively. Also included in firm orders for our Defense & Space segment was approximately $28.5 million and $8.3 million of contracts awarded, both commercial and defense, but not yet signed as of July 4, 2009 and December 31, 2008, respectively. Of the orders in backlog as of July 4, 2009, the following are expected to be filled in the following twelve months: Defense & Space — 68%; Communications & Tracking — 72%; and LXE — 67%.
Liquidity and Capital Resources
During the first six months of 2009, cash and cash equivalents decreased by $44.9 million to $42.1 million at July 4, 2009. The primary factor contributing to the decrease during the period was cash utilized for our acquisitions of Formation and Satamatics.
Operating activities contributed $22.1 million in positive cash flows in the first six months of 2009. Although we reported net earnings for the period of only $0.2 million, we nevertheless generated positive cash flow due to the level of noncash charges for depreciation and amortization, and decreases in working capital. We experienced good customer collections during the period and were able to lower inventory levels. Acquisition-related charges of $2.8 million paid in the first six months of 2009 are included as reductions of cash provided by operating activities in the consolidated statement of cash flows.
During the first six months of 2009, we used $87.3 million of cash to acquire Formation and Satamatics. These acquisitions were partially funded with approximately $33.8 million of borrowings under our revolving credit facility. We subsequently repaid approximately $5.3 million of borrowings under our revolving credit facility, and spent $8.1 million on capital expenditures during the first six months of 2009.
During the first half of 2008, net cash and cash equivalents decreased by $16.4 million. Operating activities contributed $6.8 million in positive cash flow mainly resulting from earnings generated by SATCOM and D&S, partially offset by increases in receivables and inventory balances and a $2.3 million contribution to the Company’s defined contribution plan. The cash flow generated from operating activities during the first six months of 2008 was offset by $15.9 million of cash used to acquire Akerstroms Trux and $5.9 million of capital expenditures.

We have a revolving credit agreement with a syndicate of banks with a $60 million total capacity for borrowing in the U.S. and $15 million total capacity for borrowing in Canada. The agreement also has a provision permitting an increase in the total borrowing capacity of up to an additional $50 million, subject to additional commitments from the current lenders or from new lenders. The existing lenders have no obligation to increase their commitments. The credit agreement provides for borrowings through February 28, 2013, with no principal payments required prior to that date. The credit agreement is secured by substantially all of our tangible and intangible assets, with certain exceptions for real estate that secures existing mortgages, for other permitted liens and for certain assets outside the U.S.
As of July 4, 2009, we had $28.5 million of borrowings outstanding, $2.2 million of outstanding letters of credit and $44.3 million available borrowing capacity under the revolving credit facility. At July 4, 2009, we were in compliance with all the covenants under the credit agreement.
We expect that capital expenditures in 2009 will range from $16 million to $18 million, excluding acquisitions of businesses. These expenditures are being used to purchase equipment that increases or enhances capacity and productivity, to expand D&S’s existing facility, and to upgrade the enterprise reporting system of our LXE division.
Management believes that existing cash and cash equivalent balances, cash provided from operations, and borrowings available under our credit agreement will provide sufficient liquidity to meet the operating and capital expenditure needs for existing operations during the next twelve months.
Our Board of Directors has authorized a stock repurchase program for up to $20 million of our common shares. As of July 4, 2009, we had repurchased approximately 474,000 of our common shares for approximately $9.8 million. There were no repurchases under the program during the six months ended July 4, 2009.
We may be required to make additional cash payments of up to $18.5 million related to certain acquisitions completed in 2008 and 2009, depending on the businesses achieving certain performance targets for 2009 and 2010. Refer to Note 2 of the consolidated financial statements included in this Quarterly Report, and to Note 3 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008, for additional information.
Off-Balance Sheet Arrangements
We have $2.2 million of standby letters of credit outstanding under our revolving credit facility to satisfy performance guarantee requirements under certain customer contracts. While these obligations are not normally called, they could be called by the beneficiaries at any time before the expiration date, if we fail to meet certain contractual requirements. After deducting the outstanding letters of credit, at July 4, 2009 we had $31.4 million available for borrowing in the U.S. and $12.9 million available for borrowing in Canada under the revolving credit agreement.
During 2008 and 2009, we completed acquisitions of four entities. We may be required to make additional cash payments of up to $18.5 million related to certain of these acquisitions, depending on the businesses achieving certain performance targets for 2009 and 2010. Of this amount, $3.5 million relates to a business combination completed prior to the adoption of SFAS No. 141(R). Therefore, any payment made under this contingent arrangement will result in an increase to goodwill. The estimated fair value of the remaining contingent consideration is reflected as a liability as of July 4, 2009. Any adjustment to that estimate will be reflected in earnings as required by the provisions of SFAS No. 141(R). Of the total purchase price of these businesses, $14.7 million of cash is in escrow accounts and is payable to the sellers within specified periods following the respective dates of acquisition, subject to claims we may make against the sellers.
The sales agreements for the disposal of our former S&T/Montreal, SatNet, and EMS Wireless divisions contain standard indemnification provisions for various contingencies that could not be resolved before the dates of closing and for various representations and warranties by the purchasers and us. We accrue for a liability related to a contingency, representation or warranty when management considers that the liability is both probable and can be reasonably estimated. The purchaser of EMS Wireless has asserted that it may have claims under such representations and warranties. The parties have agreed to arbitration, which is expected to take place in the second half of 2009. We do not believe that sufficient information exists to evaluate such claims, and cannot reasonably estimate the range of this potential liability, or determine whether such liability would be material. Therefore, no accrual has been recorded for this potential liability as of July 4, 2009.
Also as part of the agreement to sell the net assets of S&T/Montreal, we released the purchaser from a corporate guarantee, and have reported a noncurrent liability in the consolidated balance sheet as of July 4, 2009. This liability represents our estimated loss under an agreement to acquire a license from the purchaser for $8 million in payments over a seven-year period for the rights to a certain satellite territory and a corresponding sublicense agreement that granted the territory rights back to the purchaser, under which we will receive a portion of the satellite service revenues from the specific market territory over the same period. The purchaser had previously guaranteed that the revenues derived under the sublicense would equal or exceed the acquisition cost of the license; however, having released the guarantee, we currently estimate that our portion of the satellite service revenues will be less than the acquisition cost, and we have accordingly reflected a net liability, a portion as current and the remainder as noncurrent, in the consolidated balance sheet.
Commitments and Contractual Obligations
As of July 4, 2009, our material contractual cash commitments and material other commercial commitments have not changed significantly from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2008.
Critical Accounting Policies
Our consolidated financial statements have been prepared in accordance with U.S. GAAP, which often require the judgment of management in the selection and application of certain accounting principles and methods. We discuss our critical accounting policies in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no significant changes in our critical accounting policies since the end of 2008, except as disclosed in Note 1 to the consolidated financial statements contained in this Quarterly Report on Form 10-Q under the caption, “Accounting Changes.”
Risk Factors and Forward-Looking Statements
The Company has included forward-looking statements in management’s discussion and analysis of financial condition and results of operations. All statements, other than statements of historical fact, included in this report that address activities, events or developments that we expect or anticipate will or may occur in the future, or that necessarily depend upon future events, including such matters as our expectations with respect to future financial performance, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments, and the growth of our businesses and operations, are forward-looking statements. Actual results could differ materially from those suggested in any forward-looking statements as a result of a variety of factors. Such factors include, but are not limited to:
•	economic conditions in the U.S. and abroad and their effect on capital spending in our principal markets;

•	difficulty predicting the timing of receipt of major customer orders, and the effect of customer timing decisions on our results;

•	our successful completion of technological development programs and the effects of technology that may be developed by, and patent rights that may be held or obtained by, competitors;

•	U.S. defense budget pressures on near-term spending priorities;

•	uncertainties inherent in the process of converting contract awards into firm contractual orders in the future;

•	volatility of foreign currency exchange rates relative to the U.S. dollar and their effect on purchasing power by international customers, and on the cost structure of our operations outside the U.S., as well as the potential for realizing foreign exchange gains and losses associated with assets or liabilities denominated in foreign currencies;
•	successful resolution of technical problems, proposed scope changes, or proposed funding changes that may be encountered on contracts;

•	changes in our consolidated effective income tax rate caused by the extent to which actual taxable earnings in the U.S., Canada and other taxing jurisdictions may vary from expected taxable earnings;

•	successful transition of products from development stages to an efficient manufacturing environment;

•	changes in the rate at which our products are returned for repair or replacement under warranty;

•	customer response to new products and services, and general conditions in our target markets (such as logistics, and space-based communications), and whether these responses and conditions develop according to our expectations;

•	the success of certain of our customers in marketing our line of high-speed commercial airline communications products as a complementary offering with their own lines of avionics products;

•	the continued availability of financing for various mobile and high-speed data communications systems;

•	risk that the recent turmoil in the credit markets may make it more difficult for some customers to obtain financing and adversely affect their ability to pay, which in turn could have an adverse impact on our business, operating results, and financial condition;

•	development of successful working relationships with local business and government personnel in connection with the distribution and manufacture of products in foreign countries;

•	the demand growth for various mobile and high-speed data communications services;

•	our ability to attract and retain qualified senior management and other personnel, particularly those with key technical skills;

•	our ability to effectively integrate our acquired businesses, products or technologies into our existing businesses and products, and the risk that any such acquired businesses, products or technologies do not perform as expected, are subject to undisclosed or unanticipated liabilities, or are otherwise dilutive to our earnings;

•	the increased potential for asset impairment charges as unfavorable economic conditions might affect the fair value of one or more of our business units;

•	the potential effects of SFAS No. 141 (R), Business Combinations, which requires, for acquisitions completed in 2009 and thereafter, that certain acquisition-related expenditures should be accounted for as period expenses in the income statement, and that the acquisition-date fair value will become the measurement objective for all assets acquired and liabilities assumed, resulting in potential unfavorable effects on the income statement, including charges to reflect changes in the amounts expected to be paid on post-acquisition earn-outs, as well as for the accretion of the discounted value of the estimated payments;

•	the potential effects, on cash and results of discontinued operations, of final resolution of potential liabilities under warranties and representations that we made, and obligations assumed by purchasers, in connection with our dispositions of discontinued operations;

•	the availability, capabilities and performance of suppliers of basic materials, electronic components and sophisticated subsystems on which we must rely in order to perform according to contract requirements, or to introduce new products on the desired schedule; and

•	uncertainties associated with U.S. export controls and the export license process, which restrict our ability to hold technical discussions with customers, suppliers and internal engineering resources and can reduce

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
Adoption of Shareholder Rights Plan
Refer to Note 14 of our consolidated financial statements in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
As of July 4, 2009, we had the following market-risk sensitive instruments (in thousands):

Government-obligations money market funds, other money market instruments, and interest-bearing time deposits, with maturity dates of less than 3 months interest payable monthly at variable rates (a weighted-average rate of 0.1% at July 4, 2009)	$691

Revolving credit agreement with U.S. and Canadian banks, maturing in February 2013, interest payable quarterly at a variable rate (4.0% at July 4, 2009)	$28,500
A 100 basis point change in the interest rates of our market-risk sensitive instruments would have changed interest income by approximately $13,000 for the second quarter based upon their respective average outstanding balances. A 100 basis point change in the interest rate on our revolving credit agreement would have changed interest expense by approximately $71,000 for the second quarter of 2009 based upon the average outstanding borrowings under these obligations.
At July 4, 2009, we also had intercompany accounts that eliminate in consolidation but that are considered market- risk sensitive instruments because they are denominated in a currency other than the local functional currency. These include short-term amounts due to the parent (payable by international subsidiaries arising from purchase of the parent’s products for sale), intercompany sales of products from foreign subsidiaries to a U.S. subsidiary and cash advances to foreign subsidiaries.

	Exchange Rate	USD
	(USD per unit of	in thousands
	local currency)	(reporting currency)

Australia	0.7981 /AUD	$2,063
Canada	0.8608 /CAD	815
Sweden	0.1284 /SEK	575
Germany	1.3978 /EUR	355
Netherlands	1.3978 /EUR	337
Belgium	1.3978 /EUR	289
United Kingdom	1.6325 /GBP	279
France	1.3978 /EUR	228
Italy	1.3978 /EUR	80

Total amount subject to foreign currency risk		$5,021

We also had cash accounts denominated in currencies other than the functional currency of the local entity at July 4, 2009 as follows:

		Exchange Rate
		Functional
		Currency per	USD
Currency	Functional	Denominated	Equivalent
Denomination	Currency	Currency	(in thousands)

USD	CAD	1.1617	$6,395
GBP	CAD	1.8981	1,282
USD	EUR	0.7154	862
GBP	USD	1.6325	373
AUD	CAD	0.9279	265
USD	GBP	0.6126	102
EUR	CAD	1.6258	98
SGD	USD	0.6880	92
AED	USD	3.6734	41
EUR	GBP	0.8565	20
EUR	USD	1.3978	19
EUR	SEK	10.8750	7

			$9,556

We enter into foreign currency forward and option contracts in order to mitigate the risks associated with currency fluctuations on future cash flows. At July 4, 2009, we had forward and option contracts as follows (in thousands, except average contract rate):

			Average	Fair
	Notional		Contract	Value
	Amount		Rate	(USD)
Foreign currency forward contracts:
U.S. dollars (sell for Canadian dollars)	25,000	USD	1.1856	$568
U.S. dollars (sell for British pounds)	3,570	USD	1.7000	56
Euros (sell for U.S. dollars)	275	EUR	1.3975	1
British pounds (sell for U.S. dollars)	60	GBP	1.6380	—
Swedish Krona (sell for U.S. dollars)	3,000	SEK	0.1274	(10)

				$615

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
(b) Changes in Internal Control Over Financial Reporting
During the second quarter of 2009, there were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a — 15(f) under the Exchange Act).

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
Unfavorable economic conditions or other developments may affect the fair value of one or more of our business units and increase the potential for asset impairment charges which could adversely affect our earnings. As of July 4, 2009, we had approximately $80.4 million of goodwill and $53.3 million of other intangible assets on our consolidated balance sheet, collectively representing approximately 34% of our total assets. We test goodwill for impairment on an annual basis in the fourth quarter of the year. We are also required to test goodwill and other intangible assets on an interim basis if an event occurs or circumstances change which indicate that an asset might be impaired. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in our share price and market capitalization, a decline in expected future cash flows for one or more of our business units (including LXE and our recently acquired businesses), a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower-than-expected growth rates, among others. If we are required to recognize an impairment loss related to goodwill or intangible assets, the related charge, although a noncash charge, could materially reduce reported net earnings or result in a net loss for the period in which the impairment loss is recognized.
The risks described in our Annual Report on Form 10-K, and this Quarterly Report on Form 10-Q, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the Company’s purchases of its common shares for the six months ended July 4, 2009:
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate
			Purchased as	Dollar Value) of
			Part of Publicly	Shares that May Yet
	(a) Total Number	(b) Average	Announced	Be Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased (1)	Per Share	Program (2)	Programs (3)
February 2009 (February 1 to 28)	1,633	—	—
June 2009 (May 31 to July 4)	3,904	—	—

Total	5,537	—	—	$10.2 million

(1)	The category includes 5,537 shares delivered to us by employees to pay withholding taxes due upon vesting of restricted share awards.

(2)	During the period covered by this Quarterly Report on Form 10-Q, no shares were repurchased under the Company’s $20 million repurchase program (the Program) which was initially announced on July 30, 2008. Unless terminated earlier by resolution of the Company’s Board of Directors, the Program will expire when the Company has purchased all shares authorized for repurchase. The Program does not obligate the Company to repurchase any particular amount of common shares, and may be suspended or discontinued at any time without notice.

(3)	This balance represents the value of shares that could be repurchased under the Program as of July 4, 2009.

Item 4. Submission of Matters to a Vote of Security Holders
The Company’s annual meeting of shareholders was held on May 1, 2009. At the meeting, each of the following individuals was elected to serve as a member of the Board of Directors during the forthcoming year, and the selection of KPMG LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009 was ratified, by the vote indicated:

			Abstain or
			Broker
	For	Withheld	Non-Votes
Hermann Buerger	8,712,653	5,312,968	—
Paul B. Domorski	8,764,496	5,261,125	—
Francis J. Erbrick	8,765,881	5,259,740	—
John R. Kreick	8,766,455	5,259,166	—
John B. Mowell	8,404,150	5,621,471	—
Thomas W. O’Connell	8,714,792	5,310,829	—
Bradford W. Parkinson	8,717,574	5,308,047	—
Norman E. Thagard	8,707,436	5,318,185	—
John L. Woodward, Jr.	8,755,002	5,270,619	—

			Abstain or
			Broker
	For	Against	Non-Votes
Selection of KPMG LLP	13,928,353	90,363	6,905

Item 6. Exhibits
The following exhibits are filed as part of this report:

3.1	Second Amended and Restated Articles of Incorporation of EMS Technologies, Inc. effective March 22, 1999 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2009).

3.2	Bylaws of EMS Technologies, Inc., as amended through November 2, 2007 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008).

4.1	EMS Technologies, Inc. Shareholder Rights Plan dated as of August 6, 2009 (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K dated July 27, 2009).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMS TECHNOLOGIES, INC.

By:	/s/ Paul B. Domorski	Date: August 12, 2009

Paul B. Domorski President, and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gary B. Shell	Date: August 12, 2009

Gary B. Shell Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)