Form 10-Q
period 2009-10-03
EMS TECHNOLOGIES INC
filed 2009-11-12
CIK 32198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2009
Commission file number 0-6072
EMS TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-1035424

(State or other jurisdiction of incorporation or organization)	(IRS Employer ID Number)

660 Engineering Drive, Norcross, Georgia	30092

(Address of principal executive offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (770) 263-9200
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on November 1, 2009:

Class	Number of Shares
Common Stock, $.10 par value	15,271,231
AVAILABLE INFORMATION
EMS Technologies, Inc. makes available free of charge, on or through its website at www.ems-t.com, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Information contained on the Company’s website is not part of this report.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
EMS Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 3	September 27	October 3	September 27
	2009	2008	2009	2008

Product net sales	$65,766	71,508	210,464	201,133
Service net sales	19,965	16,334	64,483	43,482

Net sales	85,731	87,842	274,947	244,615
Product cost of sales	46,289	45,413	139,237	127,555
Service cost of sales	10,738	10,161	45,070	26,568

Cost of sales	57,027	55,574	184,307	154,123
Selling, general and administrative expenses	21,079	19,999	67,359	60,837
Research and development expenses	5,274	5,064	13,995	15,606
Acquisition-related items	(215)	—	5,307	—

Operating income	2,566	7,205	3,979	14,049
Interest income	14	598	179	2,341
Interest expense	(549)	(402)	(1,837)	(1,199)
Foreign exchange loss, net	(154)	(449)	(386)	(226)

Earnings from continuing operations before income taxes	1,877	6,952	1,935	14,965
Income tax benefit (expense)	4,112	(875)	4,272	(1,317)

Earnings from continuing operations	5,989	6,077	6,207	13,648

Discontinued operations:
Loss from discontinued operations before income taxes	(1,143)	—	(1,143)	—
Income tax benefit	434	—	434	—

Loss from discontinued operations	(709)	—	(709)	—

Net earnings	$5,280	6,077	5,498	13,648

Net earnings per share:
Basic:
Earnings from continuing operations	$0.39	0.39	0.41	0.88
Loss from discontinued operations	(0.05)	—	(0.05)	—

Net earnings	$0.34	0.39	0.36	0.88

Diluted:
Earnings from continuing operations	$0.39	0.39	0.41	0.87
Loss from discontinued operations	(0.05)	—	(0.05)	—

Net earnings	$0.34	0.39	0.36	0.87

Weighted-average number of shares outstanding:
Basic	15,175	15,537	15,161	15,548
Diluted	15,258	15,681	15,250	15,736
See accompanying notes to interim unaudited consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands)

	October 3	December 31
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$40,686	86,979
Trade accounts receivable, net of allowance for doubtful accounts of $1,328 in 2009 and $856 in 2008	60,477	65,831
Costs and estimated earnings in excess of billings on long-term contracts	27,634	30,485
Inventories	44,887	35,670
Deferred income taxes	2,374	1,632
Other current assets	21,294	12,184

Total current assets	197,352	232,781

Property, plant and equipment:
Land	1,150	1,150
Buildings and leasehold improvements	18,934	16,238
Machinery and equipment	104,904	92,100
Furniture and fixtures	10,089	10,059

Total property, plant and equipment	135,077	119,547
Less accumulated depreciation and amortization	87,220	78,975

Net property, plant and equipment	47,857	40,572

Deferred income taxes	5,728	7,318
Goodwill	79,949	31,402
Other intangible assets, net of accumulated amortization of $16,485 in 2009 and $8,219 in 2008	51,227	11,166
Other assets	6,010	4,126

Total assets	$388,123	327,365

See accompanying notes to interim unaudited consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited), continued
(in thousands, except share data)

	October 3	December 31
	2009	2008

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$1,373	1,302
Accounts payable	31,224	25,361
Billings in excess of costs and estimated earnings on long-term contracts	9,373	8,172
Accrued compensation and retirement costs	12,946	14,456
Deferred service revenue	9,850	7,998
Other current liabilities	19,217	10,073

Total current liabilities	83,983	67,362
Long-term debt, excluding current installments	26,711	9,250
Deferred income taxes	5,837	—
Other liabilities	12,378	8,011

Total liabilities	128,909	84,623

Shareholders’ equity:
Preferred stock of $1.00 par value per share; Authorized 10,000 shares; none issued	—	—
Common stock of $.10 par value per share; Authorized 75,000 shares, issued and outstanding 15,271 in 2009 and 15,188 in 2008	1,527	1,519
Additional paid-in capital	135,418	133,270
Accumulated other comprehensive income (loss) — foreign currency translation adjustment	3,318	(5,500)
Retained earnings	118,951	113,453

Total shareholders’ equity	259,214	242,742

Commitments and contingencies

Total liabilities and shareholders’ equity	$388,123	327,365

See accompanying notes to interim unaudited consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended
	October 3	September 27
	2009	2008
Cash flows from operating activities:
Net earnings	$5,498	13,648
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	15,050	9,549
Deferred income taxes	(2,865)	(795)
Loss from discontinued operations	709	—
Loss (gain) on sale of assets	68	(7)
Stock-based compensation expense	1,662	1,708
Change in fair value of contingent consideration liability	1,510	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	12,624	(15,668)
Costs and estimated earnings in excess of billings on long-term contracts	2,625	1,777
Inventories	2,467	(5,193)
Accounts payable	(1,479)	5,631
Accrued compensation and retirement costs	(2,433)	(2,014)
Other	(2,476)	3,616

Net cash provided by operating activities in continuing operations	32,960	12,252
Net cash used in operating activities in discontinued operations	(484)	—

Net cash provided by operating activities	32,476	12,252

Cash flows from investing activities:
Purchases of property, plant and equipment	(10,689)	(10,835)
Payments for acquisitions of businesses, net of cash acquired	(87,264)	(31,406)
Proceeds from sales of assets	58	1,119

Net cash used in investing activities	(97,895)	(41,122)

Cash flows from financing activities:
Net borrowings under revolving credit facility	18,500	—
Repayment of other debt	(961)	(2,852)
Deferred financing costs paid	(251)	(1,163)
Proceeds from the exercise of stock options	620	732
Payments for repurchase and retirement of common shares	(125)	(4,829)

Net cash provided by (used in) financing activities	17,783	(8,112)

Effect of changes in exchange rates on cash and cash equivalents	1,343	(1,236)

Net change in cash and cash equivalents	(46,293)	(38,218)
Cash and cash equivalents at beginning of period	86,979	133,959

Cash and cash equivalents at end of period	$40,686	95,741

See accompanying notes to interim unaudited consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
October 3, 2009 and September 27, 2008
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
The consolidated financial statements include the accounts of EMS Technologies, Inc. and its subsidiaries, each of which is a wholly owned subsidiary of EMS (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. There are no other entities controlled by the Company, either directly or indirectly. Certain reclassifications have been made to the 2008 consolidated financial statements to conform to the 2009 presentation.
The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and are based on the Securities and Exchange Commission’s (“SEC”) Regulation S-X and its instructions to Form 10-Q. They do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary to present fairly the financial condition, results of operations and cash flows for the interim periods presented. We have performed an evaluation of subsequent events through November 11, 2009, which is the date the financial statements were issued. These interim consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
— Accounting Changes
In the third quarter of 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 168, FASB Accounting Standards Codification and Hierarchy of GAAP. SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles and establishes the FASB Accounting Standards CodificationTM (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is meant to be a codification of existing GAAP, therefore, the adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.
Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, for all financial instruments. Effective January 1, 2009, the Company adopted the provisions of SFAS No. 157 for nonfinancial instruments accounted for at fair value on a nonrecurring basis. SFAS No. 157, which is now included in ASC Topic 820, Fair Value Measurements and Disclosures, establishes a new framework for measuring fair value and expands related disclosures. The fair-value disclosures for financial instruments are included in Note 4 and the fair-value disclosures related to the fair values of assets and liabilities from business combinations completed during the nine months ended October 3, 2009 are included in Note 2.

On January 1, 2009, the Company adopted SFAS No. 141(R), Business Combinations, which is now included in ASC Topic 805, Business Combinations. SFAS No. 141(R) significantly changes the accounting for business combinations for which the acquisition date is on or after January 1, 2009, both during the period of acquisition and in subsequent periods. Among the more significant changes in the accounting for acquisitions are the following:
•	An acquiring entity must recognize all the assets acquired and liabilities assumed in a business combination at the acquisition-date fair value, as determined under the provisions of SFAS. No. 157, Fair Value Measurements, which is now included in ASC Topic 820;
•	Transaction costs are expensed as incurred, and are classified within cash flows from operating activities in the consolidated statement of cash flows. Such costs were previously capitalized as part of the cost of an acquisition, and were classified within cash flows from investing activities in the consolidated statement of cash flows;
•	Contingent consideration is recognized at fair value at the acquisition date as a liability or as equity. Subsequent adjustments of an amount recognized as a liability, including accretion of the discounted liability, are recognized in the statement of operations. Contingent consideration was previously accounted for as an adjustment to the cost of the acquisition when the results of the contingency were determined;
•	Subsequent changes to valuation allowances against deferred tax assets after the measurement period are recognized as an adjustment to income tax expense. Such changes were previously reflected as an adjustment to goodwill. This provision of SFAS No. 141(R) also applies to acquisitions completed prior to the effective date;
•	Acquired in-process research and development (“IPR&D”) is recognized as an asset at fair value at the acquisition date, with the fair value recognized as an expense as the asset is realized or abandoned. IPR&D was previously expensed at the acquisition date; and
•	Costs associated with restructuring or exit activities of an acquired entity are expensed when incurred. Previously, such costs were recorded as liabilities at the acquisition date if specified criteria were met.
During the nine months ended October 3, 2009, the Company recognized net acquisition-related charges of $5.3 million. These net charges were principally a result of the adoption of SFAS No. 141(R), including transaction costs, accretion of the contingent consideration arrangement liability, and a charge related to an increase in the contingent consideration liability. The Company recognized a reduction in the estimated contingent consideration liability of $0.3 million in the three months ended October 3, 2009, reflecting accretion of the contingent consideration arrangement liability and changes in its estimated fair value based on the projected probability of paying the projected amounts. These amounts are included within acquisition-related items in the consolidated statement of operations. The net charges recorded during the nine months ended October 3, 2009 also include costs incurred as of December 31, 2008, related to potential acquisitions that did not have an acquisition date on or prior to December 31, 2008, that were included as an asset on the consolidated balance sheet as of that date as required by the provisions of SFAS No. 141, Business Combinations, the predecessor to SFAS No. 141(R). Acquisition-related charges of $3.0 million were paid during the nine months ended October 3, 2009 and included as a reduction of cash provided by operating activities in the consolidated statement of cash flows.
In the second quarter of 2009, the Company adopted SFAS No. 165, Subsequent Events, which is now included in ASC Topic 855, Subsequent Events. SFAS No. 165 establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Since this standard only formalizes existing GAAP, the adoption of this pronouncement did not have a material impact on the Company’s 2009 consolidated financial statements.
— Management’s Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and reporting of revenue and expenses during the period. Actual future results could differ materially from those estimates.

Unfavorable economic or financial market conditions or other developments may affect the fair value of one or more of the Company’s business units and it is reasonably possible that the Company may be required to record asset impairment charges in the future. As of October 3, 2009, the Company had approximately $79.9 million of goodwill and $51.2 million of other intangible assets on the consolidated balance sheet, collectively representing approximately 34% of total assets. The Company tests goodwill for impairment on an annual basis in the fourth quarter of the year. The Company is also required to test goodwill and other long-lived assets on an interim basis if an event occurs or circumstances change which indicate that an asset might be impaired. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in the Company’s share price and market capitalization, a decline in expected future cash flows for one or more business units, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower-than-expected growth rates, among others. If the Company is required to recognize an impairment loss related to goodwill or long-lived assets, the related charge, although a noncash charge, could materially impact reported earnings or loss from continuing operations for the period in which the impairment loss is recognized.
— Recently Issued Pronouncements Not Yet Adopted
In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, Fair Value Measurements and Disclosures — Measuring Liabilities at Fair Value. ASU 2009-05 updates the guidance on measuring the fair value of liabilities and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses a quoted price of an identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets; 2) a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer an identical liability; or 3) a technique based on the amount a reporting entity would receive to enter into an identical liability. ASU 2009-05 also clarifies that both a quoted price in an active market for an identical liability at the measurement date and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are level 1 fair value measurements. ASU 2009-05 is effective for the Company in the fourth quarter of 2009. The adoption of ASU 2009-05 is not expected to have a material impact on the Company’s 2009 consolidated financial statements.
In October 2009 the FASB issued two accounting standards updates that could result in revenue being recognized earlier in certain revenue arrangements with multiple deliverables. Both updates are effective for the Company in the first quarter of 2011. Early adoption is permitted. The Company is evaluating when to adopt the updates and the effect the adoption will have on its consolidated financial statements.
ASU 2009-13, Revenue Recognition — Multiple-Deliverable Revenue Arrangements, amends the accounting for revenue arrangements with multiple deliverables. Among other things, ASU 2009-13:
•	Eliminates the requirement for objective evidence of fair value of an undelivered item for treatment of the delivered item as a separate unit of accounting;
•	Requires use of the relative selling price method for allocating total consideration to elements of the arrangement instead of the relative-fair-value method or the residual method;
•	Allows the use of an estimated selling price for any element within the arrangement to allocate consideration to individual elements when vendor-specific objective evidence or other third party evidence of selling price do not exist; and
•	Expands the required disclosures.
ASU 2009-14, Software — Certain Revenue Arrangements That Include Software Elements, amends the guidance for revenue arrangements that contain tangible products and software elements. ASU 2009-14 redefines the scope of arrangements that fall within software revenue recognition guidance by specifically excluding tangible products that contain software components that function together to deliver the essential functionality of the tangible product.

Under current guidance, products that contain software that is more than incidental to the product as a whole fall within the scope of software revenue recognition guidance, which requires, among other things, the existence of vendor-specific objective evidence of fair value of all undelivered items to allow a delivered item to be treated as a separate unit of accounting. Such tangible products excluded from the requirements of software revenue recognition requirements under ASU 2009-14 would follow the revenue recognition requirements for other revenue arrangements, including the new requirements for multiple-deliverable arrangements contained in ASU 2009-13.
2. Business Combinations
During the nine months ended October 3, 2009, the Company completed the acquisitions of two businesses that expanded its technology base. The Company completed the acquisition of all of the equity interest in Formation, Inc. (“Formation”), of Moorestown, New Jersey, and Satamatics Global Limited (“Satamatics”), of Tewkesbury, UK, on January 9, 2009 and February 13, 2009, respectively.
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
As discussed in Note 1 to the consolidated financial statements, the Company was required to adopt SFAS No. 141(R), which is now included in ASC Topic 805, effective January 1, 2009, and these acquisitions were reflected in the consolidated financial statements in accordance with these revised standards.
The aggregate cash purchase price for these two entities was approximately $90.7 million. Of this amount, $88.8 million was paid in the first quarter of 2009, and the remaining $1.9 million was paid in the second quarter of 2009 upon resolution of working capital and cash provisions in the purchase agreements. In addition, one of the arrangements includes contingent consideration of up to $15 million, which would be payable in cash, in part or in total, based upon the achievement of specified performance targets for 2009 and 2010. Management estimated that the fair value of the contingent consideration arrangement at the acquisition date was approximately $10.5 million, determined by applying the income approach, based on the probability-weighted projected payment amounts discounted to present value at a rate appropriate for the risk of achieving the milestones. These assumptions are considered by ASC Topic 820 to be level 3 inputs, which are not observable in the market. Including the contingent consideration, the aggregate estimated fair value of the consideration for these two entities, as of the respective acquisition dates, was approximately $101.2 million. As discussed in Note 1, the estimated fair value of the contingent consideration liability was increased during the nine months ended October 3, 2009 with a net charge to earnings in the consolidated statement of operations.
Of the total cash consideration, approximately $10.1 million is in escrow accounts payable to the sellers after specified periods, subject to claims against the sellers. Of this amount, approximately $4.8 million is in accounts in the name of the Company; therefore, this portion is reflected as restricted cash and included in other current assets in the consolidated balance sheet as of October 3, 2009, with a corresponding liability in other current liabilities.
ASC Topic 805 requires that identifiable assets acquired and liabilities assumed be reported at fair value as of the acquisition date of a business combination. The fair values of the assets acquired and the liabilities assumed have been determined provisionally and are subject to adjustment as additional information is obtained by the Company.

Certain adjustments to estimated fair value were recorded in the third quarter and first nine months of 2009 based on new information obtained that existed as of the acquisition dates. These adjustments are detailed in the table below. ASC Topic 805 requires that such adjustments to provisional amounts be reflected in comparative financial information presented in the financial statements on a retrospective basis. These adjustments, however, would not have resulted in a material change to the statement of operations for the periods presented, and therefore retrospective application was not applied.
The estimated provisional fair values of major classes of assets acquired and liabilities assumed as originally determined and revised as of October 3, 2009, including a reconciliation to the total consideration, is as follows (in millions):

	Acquisition Date Fair Value Measurements
		Measurement
	As of	Period	As of
	April 4, 2009	Adjustments	October 3, 2009

Cash	$5.0	—	5.0
Receivables	4.7	—	4.7
Inventories	10.4	(0.1)	10.3
Developed technology	21.2	2.1	23.3
Customer relationships	11.8	3.7	15.5
Other identifiable intangible assets	8.2	(0.6)	7.6
Other assets	4.1	0.7	4.8
Payables and accrued expenses	(8.5)	(0.2)	(8.7)
Net deferred tax liabilities	(9.9)	0.4	(9.5)

	47.0	6.0	53.0
Goodwill	54.2	(6.0)	48.2

	$101.2	—	101.2

The initial accounting for these acquisitions is not complete as of October 3, 2009. Additional time is needed, particularly to completely evaluate assets and the basis differences for assets and liabilities for financial reporting and tax purposes, including the need for valuation allowances, among other things. Disclosure of the valuation methods and assumptions used to determine fair value in accordance with ASC Topic 820 will be provided in a subsequent period when the amounts are no longer provisional. Material adjustments, if any, to provisional amounts in subsequent periods, that reflect new information obtained about facts and circumstances that existed as of the acquisition date, will be reflected retrospectively as required by ASC Topic 805.
Identifiable intangible assets of $46.1 million are subject to amortization over a weighted-average amortization period, determined provisionally, of 9.1 years in total, and for the major classes: 7.5 years for developed technology, 12.3 years for customer relationships and 10.0 years for trade names and trademarks. In-process research and development assets of $0.3 million are not subject to amortization until the projects are complete or abandoned.
The goodwill results from the application of ASC Topic 805 since it requires that the acquirer subsume into goodwill the value of any acquired intangible asset that is not identifiable and the value attributed to items that do not qualify for separate recognition as assets at the acquisition date. The revised standard on accounting for business combinations prohibits separate recognition for certain acquired intangible assets that do not arise from contractual or other legal rights or do not meet specified separation criteria (e.g., assembled workforce). In addition, value is attributed by management to certain items that do not qualify as assets at the acquisition date, such as future technologies that management expects to be developed based on a track record of the acquired entities meeting market demands. Management also believes that synergies exist between these newly acquired product lines and the Company’s existing aero and connectivity businesses that allow the opportunity for promising growth. The goodwill is assigned to the Communications & Tracking segment and is not deductible for income tax purposes. The assignment of goodwill to reporting units has not yet been completed.

The Company included the operating results of these acquired entities in the Communications & Tracking segment in the consolidated statement of operations since the acquisition date for each respective entity. The results for the three months ended October 3, 2009 included net sales of $13.3 million and a loss from continuing operations before taxes of $1.6 million, and the results for the nine months ended October 3, 2009 included net sales of $44.9 million and a loss from continuing operations before taxes of $0.5 million. During the nine months ended October 3, 2009, the Company recognized net acquisition-related charges of $5.3 million. These net charges were principally a result of the adoption of SFAS No. 141(R), including transaction costs, accretion of the contingent consideration arrangement liability, and a net charge related to an increase in the contingent consideration liability. The Company recognized a credit of $0.2 million in acquisition-related items in the three months ended October 3, 2009, mainly due to a decrease in the estimated fair value of the contingent consideration liability, reflecting a change in the expected probability of paying the projected amounts, net of accretion. The nine months ended October 3, 2009 also included a $1.4 million foreign exchange loss related to the funding of the Satamatics acquisition, which was required to be paid in British pounds sterling. The loss resulted from changes in foreign currency exchange rates from the date the Company funded the transaction to the date the acquisition was completed.
The following table provides unaudited supplemental pro forma information of the Company for the three months and nine months ended October 3, 2009, and for the three months and nine months ended September 27, 2008, as if these acquisitions had been completed on January 1 of the respective years. The results were prepared based on the historical financial statements of the Company and the acquired entities and include pro forma adjustments to reflect the effects of the transactions and the provisions of SFAS No. 141(R) as if it had been in effect at these hypothetical acquisition dates (in thousands):

	Three Months Ended		Nine Months Ended
	October 3	September 27	October 3	September 27
	2009	2008	2009	2008

Net sales	$85,731	100,664	277,946	279,696

Earnings from continuing operations	5,989	4,909	6,673	2,726
3. Goodwill and Other Intangible Assets
As discussed in Note 2, the Company completed two business combinations during the nine months ended October 3, 2009. The consolidated financial statements include the identifiable intangible assets and goodwill resulting from these business combinations in addition to amounts from acquisitions of businesses completed in prior periods.
The following table presents the changes in the carrying amount of goodwill during the nine months ended October 3, 2009 (in thousands):

	Communications
	& Tracking	LXE	Total

Balance as of December 31, 2008	$11,007	20,395	31,402
Goodwill acquired during period	48,184	—	48,184
Foreign currency translation adjustment	—	363	363

Balance as of October 3, 2009	$59,191	20,758	79,949

There are no accumulated impairment losses for the Company’s goodwill.

The following table presents the gross carrying amounts and accumulated amortization, in total and by major intangible asset class, for the Company’s intangible assets subject to amortization as of October 3, 2009 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Developed technology	$39,979	12,032	27,947
Customer relationships	19,081	1,956	17,125
Trade names and trademarks	6,224	811	5,413
Other	2,428	1,686	742

	$67,712	16,485	51,227

Amortization expense related to these intangible assets for the three months and nine months ended October 3, 2009 was $2.1 million and $7.3 million, respectively, and for the three months and nine months ended September 27, 2008 was $0.6 million and $1.5 million, respectively. Expected amortization expense for the remainder of 2009 and for each of the five succeeding years is as follows: 2009 — $2.1 million, 2010 — $8.2 million, 2011 — $7.6 million, 2012 — $7.8 million, 2013 - $7.1 million, and 2014 — $3.8 million.
4. Fair Value of Financial Instruments
The Company adopted SFAS No. 157, which is now included in ASC Topic 820, for financial assets and liabilities on January 1, 2008. This new guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the new guidance establishes a three-tier fair-value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
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
The Company uses derivative financial instruments, primarily in the form of foreign currency forward contracts, in order to mitigate the risks associated with currency fluctuations on future fair values of foreign denominated assets and liabilities. The Company’s policy is to execute such instruments with creditworthy financial institutions, and it does not enter into derivative contracts for speculative purposes. The fair values of foreign currency contracts of $0.1 million net liability at October 3, 2009 and $1.2 million net liability at December 31, 2008 are based on quoted market prices for similar instruments using the income approach (a level 2 input per the provisions of ASC Topic 820) and are recorded in other current liabilities in the Company’s consolidated balance sheets.

The Company has two fixed-rate, long-term mortgages and has borrowings under its revolving credit facility. One mortgage has an 8.0% rate and a carrying amount as of October 3, 2009 and December 31, 2008 of $6.6 million and $7.1 million, respectively. The other mortgage has a 7.1% rate and a carrying amount as of October 3, 2009 and December 31, 2008 of $3.0 million and $3.5 million, respectively. The Company’s borrowings under its revolving credit facility were $18.5 million as of October 3, 2009. The Company did not have any borrowings under its revolving credit facility as of December 31, 2008. The estimated fair value of the Company’s total debt was $26.9 million at October 3, 2009 and is based on quoted market prices for similar instruments (a level 2 input). Mortgage debt and borrowings under the Company’s credit facility are recorded in current and long-term debt on the Company’s consolidated balance sheets.
Management believes that these assets and liabilities can be liquidated without restriction.
The Company has a contingent consideration liability resulting from an acquisition completed in the first quarter of 2009 (Refer to Note 2 for additional information). The estimated fair value of this contingent consideration liability at October 3, 2009 was approximately $12.0 million, determined by applying the income approach (a level 3 input) based on the probability-weighted projected payment amounts discounted to present value at a rate appropriate for the risk of achieving the milestones. The contingent consideration liability is recorded at fair value with $6.7 million in other current and $5.3 million in other noncurrent liabilities on the Company’s consolidated balance sheet. The table below includes a summary of the change in estimated fair value of the contingent consideration liability (in thousands):

	Three Months	Nine Months
	Ended	Ended
	October 3, 2009	October 3, 2009
Balance at the beginning of the period	$12,267	—
Acquisitions	—	10,500
Fair value adjustment, including accretion	(257)	1,510

Balance at the end of the period	$12,010	12,010

For the three months and nine months ended October 3, 2009, the fair value adjustment was a decrease of $0.3 million and an increase of $1.5 million, respectively, reflecting accretion of the contingent consideration arrangement liability, and changes in the estimated fair value of the liability based on the projected probability of paying the contingent amounts. The probability of payment increased during the nine months ended October 3, 2009, to reflect an increase in the projected profitability of the acquired company primarily as a result of receipt of a large multi-year order from a customer. The fair value of the contingent consideration liability decreased in the three months ended October 3, 2009 to reflect a change in the estimated timing of the fulfillment of this order. These fair value adjustments were included in acquisition-related items in the consolidated statements of operations.

5. Interim Segment Disclosures
The Company is organized into three reportable segments: Communications & Tracking, Defense & Space, and LXE. Following is a summary of the Company’s interim segment data (in thousands):

	Three Months Ended		Nine Months Ended
	October 3	September 27	October 3	September 27
	2009	2008	2009	2008
Net sales:
Communications & Tracking	$36,438	31,131	119,806	81,744
Defense & Space	23,056	18,944	75,153	53,351
LXE	26,237	37,767	79,988	109,520

Total	$85,731	87,842	274,947	244,615

Operating income (loss):
Communications & Tracking	$432	5,173	8,534	9,653
Defense & Space	2,140	1,467	7,333	3,902
LXE	(1,348)	1,676	(6,195)	2,879
Corporate & Other	1,342	(1,111)	(5,693)	(2,385)

Total	$2,566	7,205	3,979	14,049

Earnings (loss) from continuing operations before income taxes:
Communications & Tracking	$168	4,955	9,555	9,964
Defense & Space	2,218	1,445	7,411	3,876
LXE	(1,213)	1,647	(6,373)	2,879
Corporate & Other	704	(1,095)	(8,658)	(1,754)

Total	$1,877	6,952	1,935	14,965

Depreciation and amortization:
Communications & Tracking	$3,048	1,912	9,205	3,896
Defense & Space	838	813	2,493	2,200
LXE	728	826	2,511	2,681
Corporate & Other	276	305	841	772

Total	$4,890	3,856	15,050	9,549

The results from continuing operations before income taxes for Corporate & Other for the three months and nine months ended October 3, 2009 include a credit of $0.2 million and a net charge of $5.3 million, respectively, for acquisition-related items, and other corporate expenses that are not allocated to operating segments in the financial data reviewed by the chief operating decision maker. The acquisition-related items recorded in the nine months ended October 3, 2009 were principally a result of the adoption of SFAS No. 141(R), including transaction costs, accretion of the contingent consideration arrangement liability, and a charge related to an increase in the contingent consideration liability. The credit for acquisition-related items recorded in the three months ended October 3, 2009 is due to a reduction in the estimated fair value of the contingent consideration liability to reflect a change in the expected probability of paying the projected amounts, net of accretion. The loss from continuing operations before income taxes for the nine months ended October 3, 2009 also includes a $1.4 million foreign exchange loss related to the funding of the Satamatics acquisition.

	October 3	December 31
	2009	2008
Assets:
Communications & Tracking	$216,993	99,323
Defense & Space	56,901	47,417
LXE	91,739	107,230
Corporate & Other	22,490	73,395

Total	$388,123	327,365

Concentration of net assets by geographic region:
United States	$97,517	128,692
Canada	56,819	53,252
Europe	99,040	53,801
Other	5,838	6,997

Total	$259,214	242,742

6. Earnings Per Share
Following is a reconciliation of the denominators for basic and diluted earnings per share calculations (in thousands):

	Three Months Ended		Nine Months Ended
	October 3	September 27	October 3	September 27
	2009	2008	2009	2008

Basic weighted-average number of common shares outstanding	15,175	15,537	15,161	15,548
Dilutive potential shares using the treasury share method	83	144	89	188

Diluted weighted-average number of common shares outstanding	15,258	15,681	15,250	15,736

Shares that were not included in computation of diluted earnings per share that could potentially dilute future basic earnings per share because their effect on the periods were antidilutive	526	341	557	206

7. Comprehensive Income
Following is a summary of comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	October 3	September 27	October 3	September 27
	2009	2008	2009	2008

Net earnings	$5,280	6,077	5,498	13,648
Other comprehensive income (loss):
Foreign currency translation adjustment	5,922	(4,578)	8,818	(3,573)

	$11,202	1,499	14,316	10,075

8. Inventories
Inventories as of October 3, 2009 and December 31, 2008 include the following (in thousands):

	October 3	December 31
	2009	2008

Parts and materials	$29,201	26,730
Work-in-process	6,465	2,404
Finished goods	9,221	6,536

	$44,887	35,670

9. Revolving Credit Facility
During the first nine months of 2009, the Company completed two acquisitions and used borrowings under its revolving credit facility to fund a portion of the transactions. As of October 3, 2009, the Company had $18.5 million of borrowings outstanding under its revolving credit facility.
The Company has $2.3 million of standby letters of credit to satisfy performance guarantee requirements under certain customer contracts. While these obligations are not normally called, they could be called by the beneficiaries at any time before the expiration date should the Company fail to meet certain contractual requirements. After deducting outstanding letters of credit, at October 3, 2009 the Company had $41.5 million available for borrowing in the U.S. and $12.7 million available for borrowing in Canada under the revolving credit agreement.
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

	Three Months Ended		Nine Months Ended
	October 3	September 27	October 3	September 27
	2009	2008	2009	2008
Balance at beginning of the period	$3,796	2,982	2,789	2,647
Additions at dates of acquisition for businesses acquired during period	—	—	516	—
Accruals for warranties issued during the period	734	1,026	2,987	2,832
Settlements made during the period	(694)	(935)	(2,456)	(2,406)

Balance at end of period	$3,836	3,073	3,836	3,073

11. Stock-Based Compensation
The Company has granted nonvested restricted stock and nonqualified stock options to key employees and directors under several stock option plans. The Company recognized expense in the three and nine months ended October 3, 2009 of $0.6 million and $1.7 million, respectively, and $0.7 million and $1.7 million in the three and nine months ended September 27, 2008, respectively, before income tax benefits, for all the Company’s stock plans.

12. Income Taxes
The Company’s effective income tax rate for all periods presented is less than the amounts computed by applying the U.S. federal income tax rate of 34% due to a portion of earnings being earned in Canada, where the Company’s effective rate is much lower than the rate in the U.S. due to research-related tax benefits. Also, in the three and nine months ended October 3, 2009, the Company recognized additional benefit of $1.9 million for its prior-year research and development credits in the U.S. after completion of an Internal Revenue Service examination. Further, a benefit of $2.2 million and $2.4 million was recognized in the third quarter and first nine months of 2009, respectively, related to the year-to-date loss before income taxes in certain jurisdictions since a loss has been projected for the full year in those jurisdictions. Of this benefit, $0.4 million was allocated to discontinued operations. In addition, in the nine months ended September 27, 2008, the Company recognized a benefit of $0.9 million related primarily to a change in estimate of prior-year research and development credits available in the U.S.
The Company is currently under audit in Canada at the federal and the Ontario and Quebec provincial levels for various years between 2002 and 2006. The Company expects these audits to be completed in the next twelve months. Any related unrecognized tax benefits for Canada could be adjusted based on the results of these audits. The Company cannot estimate the range of the change that is reasonably possible at this time, but management does not expect the effect to be material.
13. Discontinued Operations
In 2005 and 2006, the Company disposed of S&T/Montreal, SatNet, and EMS Wireless, which were reported as discontinued operations through their dates of disposition in the Company’s consolidated financial statements. The sales agreements for each of these disposals contained standard indemnification provisions for various contingencies that could not be resolved before the dates of closing and for various representations and warranties provided by the Company and the purchasers. The Company accrues for a liability related to a contingency, representation or warranty when management considers that the liability is both probable and can be reasonably estimated. The purchaser of EMS Wireless has asserted claims under such representations and warranties. The parties agreed to arbitration, which commenced in the third quarter of 2009. Management expects a decision to be reached and communicated by the first quarter of 2010. Management does not believe that sufficient information exists to evaluate such claims, and cannot reasonably estimate the range of this potential liability, or determine whether such liability would be material. Therefore, no accrual has been recorded for this potential liability as of October 3, 2009. Legal costs of $1.1 million associated with the defense of this claim were reflected in discontinued operations in the three and nine months ended October 3, 2009.
Also as part of the agreement to sell the net assets of S&T/Montreal, the Company released the purchaser from a corporate guarantee, resulting in the Company reporting a noncurrent liability in its consolidated balance sheet as of October 3, 2009. This liability represents the Company’s estimated loss under an agreement to acquire a license from the purchaser for $8 million in payments over a seven-year period for the rights to a certain satellite territory and a corresponding sublicense agreement that granted the territory rights back to the purchaser, under which the Company will receive a portion of the satellite service revenues from the specific market territory over the same period. The purchaser had previously guaranteed that the revenues derived under the sublicense would equal or exceed the acquisition cost of the license; however, without the guarantee, the Company estimates that its portion of the satellite service revenues will be less than the acquisition cost, and the Company has accordingly reflected a net liability, a portion as current and the remainder as noncurrent in its consolidated balance sheets.

14. Common Shares
On July 29, 2008, the Company’s Board of Directors authorized a stock repurchase program for up to $20 million of the Company’s common shares. As of October 3, 2009, the Company had repurchased 474,000 common shares for approximately $9.8 million. There were no repurchases of common shares under this program during the nine months ended October 3, 2009.
On July 27, 2009, the Company’s Board of Directors adopted a Shareholder Rights Plan (the “Plan”) to replace a similar plan adopted in 1999 that expired on August 6, 2009. Under the Plan, a dividend distribution of one right for each of the Company’s outstanding common shares was made to shareholders of record at the close of business on August 7, 2009. Upon the occurrence of certain triggering events, as set forth in the Plan, the rights would become exercisable.
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
We are a leading provider of wireless connectivity solutions over satellite and terrestrial networks. We keep people and systems connected, wherever they are — on land, at sea, in the air or in space. Serving the aeronautical, asset tracking, defense, and mobile computing industries, our products and services enable universal mobility, visibility and intelligence. Our operations include the following three reportable operating segments:
•	Communications & Tracking supplies a broad array of terminals and antennas that enable end-users in aircraft and other mobile platforms to communicate over satellite and air-to-ground links. This segment includes the product lines previously reported in the Satellite Communications segment, and the newly acquired Formation, Inc. (“Formation”) and Satamatics Global Limited (“Satamatics”) product lines which include aeronautical wi-fi communications and data storage, aeronautical voice and tracking, and satellite-based machine-to-machine mobile communications (refer to Note 2 of the consolidated financial statements in Item 1 of this Quarterly Report for additional information);
•	Defense & Space (“D&S”) supplies highly engineered subsystems for defense electronics and sophisticated satellite applications — from military communications, radar, surveillance and countermeasures to commercial high-definition television, satellite radio, and live TV for innovative airlines; and
•	LXE provides rugged mobile terminals and wireless data networks used for logistics applications such as distribution centers, warehouses and container ports. LXE operates mainly in two markets: the Americas market, which is comprised of North, South and Central America; and the International market, which is comprised of all other geographic areas, with the highest concentration in Europe.
Following is a summary of significant factors affecting or related to our results of operations for the three months and nine months ended October 3, 2009:
•	We completed the acquisitions of Formation and Satamatics on January 9, 2009 and February 13, 2009, respectively. In the third quarter and first nine months of 2009, these newly acquired product lines along with Sky Connect, LLC (“Sky Connect”), which was acquired in August of 2008, generated $15.6 million and $51.9 million of net sales, and incurred losses of $1.8 million and $1.2 million before income taxes, respectively. The results include amortization of intangible assets of $1.8 million and $6.1 million for the three months and nine months ended October 3, 2009. In addition, lower-than-expected net sales were generated from these businesses in the third quarter of 2009, reflecting a delay in shipments due to changes in scheduled deliveries requested by a customer. Shipments for these products are expected to resume in the fourth quarter of 2009.
•	Consolidated net sales were lower by 2.4% in the third quarter of 2009, and grew by 12.4% in the first nine months of 2009 as compared with same periods in 2008, respectively. Growth in net sales at Communications & Tracking (principally reflecting the newly acquired product lines) and D&S was offset in the third quarter of 2009, and partially offset in the first nine months of 2009, by lower net sales at LXE (reflecting the challenging global economic climate). Net sales from Communications & Tracking’s organic product line were down for the third quarter and first nine months of 2009, as compared with the same periods of 2008, due to lower net sales from aeronautical products and from the Inmarsat development project that was not included in the 2009 results.

•	Our earnings from continuing operations of $6.2 million for the nine months ended October 3, 2009 included $5.3 million of acquisition-related charges that are required to be reported as a current expense per the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (which is now included in Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“ASC”) Topic 805, Business Combinations), $6.1 million of amortization of intangible assets related to our new acquisitions, and approximately $2.8 million of severance costs, but also included a tax benefit of $1.9 million for prior-year research and development credits, and an additional tax benefit of $1.8 million related to changes in estimated earnings projected for 2009. Our earnings from continuing operations of $6.0 million for the three months ended October 3, 2009 included $1.8 million of amortization of intangible assets related to our new acquisitions, and approximately $0.5 million of severance costs, but also included tax benefits of $3.9 million.
•	Our markets are seeing the unfavorable impact of the economy and they are not immune to increasing pressures and risks. The current economic conditions are affecting our businesses and we expect that we will continue to be faced with these economic pressures through at least the remainder of 2009. These and other factors could cause a decline in expected future cash flows for one or more of our business units (including LXE and our recently acquired businesses) and it is reasonably possible that we may be required to recognize an impairment loss related to goodwill or other long-lived assets.
Description of Net Sales, Costs and Expenses
Net sales
The amount of net sales is generally the most significant factor affecting our operating income in a period. We recognize product-related net sales under most of our customer agreements when we ship completed units or complete the installation of our products. If multiple deliverables are involved in a revenue arrangement, or if software included in an offering is more than incidental to a product as a whole, we recognize revenue in accordance with FASB Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (which is now included in ASC Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements), or American Institute of Certified Public Accountants Statement of Position No. 97-2, Software Revenue Recognition (which is now included in ASC Subtopic 985-605, Software-Revenue Recognition), as applicable. If the customer agreement is in the form of a long-term contract (mainly at D&S and to a lesser degree at Communications & Tracking), we recognize revenue under the percentage-of-completion method, using the ratio of cost-incurred-to-date to total-estimated-cost-at-completion as the measure of performance. Estimated manufacturing cost-at-completion for each of these contracts is reviewed on a routine periodic basis, and adjustments are made periodically to the estimated cost-at-completion based on actual costs incurred, progress made, and estimates of the costs required to complete the contractual requirements. When the estimated manufacturing cost-at-completion exceeds the contract value, the entire estimated loss resulting from the projected cost overruns is immediately recognized. If the customer agreement is in the form of a cost-reimbursement contract, we recognize revenue based on the type of fee specified in the contract, which is typically a fixed fee, award fee or a combination of both.
We also generate net sales from product-related service contracts, repair services, and engineering services projects. We recognize revenue from product-related service contracts and extended warranties ratably over the life of the contract. We recognize revenue from repair services as services are rendered. We recognize revenue from contracts for engineering services using the percentage-of-completion method for fixed price contracts, or as costs are incurred for cost-type contracts.
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

The cost-of-sales percentage is principally a function of competitive conditions and product and customer mix, but Communications & Tracking is also affected by changes in foreign currency exchange rates, mainly because the Canadian-based SATCOM business derives most of its net sales from contracts denominated in U.S. dollars, but incurs most of its costs in Canadian dollars. When the U.S. dollar weakens against the Canadian dollar, our reported manufacturing costs for SATCOM increase relative to our net sales, which increases the cost-of-sales percentage. When the U.S. dollar strengthens, the opposite effect results. Our LXE business derives a significant portion of its net sales from international markets, mainly in Euros, but incurs most of its costs in U.S. dollars. When the U.S. dollar weakens against the Euro and other international currencies, our reported net sales generally increase relative to our costs, which decreases the cost-of-sales percentage. When the U.S. dollar strengthens, the opposite effect generally results.
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
Acquisition-related items
Acquisition-related items include the costs of engaging outside professionals for legal, due diligence, business valuation, and integration services related to business combinations. The category also includes adjustments related to changes in the estimated fair value of the contingent consideration liability associated with one acquisition, including accretion of the discounted liability.
Interest income
Interest income is earned primarily from our investments in government-obligations money market funds, other money market instruments, and interest-bearing deposits.
Interest expense
We incur interest expense principally related to mortgages on certain facilities and our revolving credit facility.
Foreign exchange gains and losses
We recognize foreign exchange gains and losses at any of our subsidiaries that have assets and liabilities that are denominated in a currency different than its local functional currency. For our Canada-based SATCOM business, most trade receivables are denominated in U.S. dollars; when the U.S. dollar weakens against the Canadian dollar, the value of SATCOM’s trade receivables decreases and foreign exchange losses result. For our LXE segment’s international subsidiaries, most trade payables are in U.S. dollars and relate to their purchases of equipment from LXE’s U.S. operations for sale in Europe; when the U.S. dollar weakens against the Euro or other international currencies, the value of the LXE subsidiaries’ trade payables decreases and foreign exchange gains result. When the U.S. dollar strengthens, the opposite effects on trade payables and foreign exchange gains and losses result.

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
Discontinued operations
In 2005 and 2006, the Company disposed of S&T/Montreal, SatNet, and EMS Wireless, which were reported as discontinued operations through their dates of disposition in the Company’s consolidated financial statements. The expenses reported under discontinued operations are costs that relate directly to the resolution of various contingencies, representations or warranties as specified under the standard indemnification provisions of the sales agreements.
Results of Operations
The following table sets forth the percentage relationship of each line item to net sales for each period.

	Three Months Ended		Nine Months Ended
	October 3	September 27	October 3	September 27
	2009	2008	2009	2008

Product net sales	76.7%	81.4	76.5	82.2
Service net sales	23.3	18.6	23.5	17.8

Net sales	100.0	100.0	100.0	100.0
Product cost of sales as a percentage of product net sales	70.4	63.5	66.2	63.4
Service cost of sales as a percentage of service net sales	53.8	62.2	69.9	61.1
Cost of sales	66.5	63.3	67.0	63.0
Selling, general and administrative expenses	24.6	22.7	24.5	24.9
Research and development expenses	6.2	5.8	5.1	6.4
Acquisition-related charges	(0.3)	—	1.9	—

Operating income	3.0	8.2	1.5	5.7
Interest income	0.0	0.7	0.1	1.0
Interest expense	(0.6)	(0.5)	(0.7)	(0.5)
Foreign exchange loss, net	(0.2)	(0.5)	(0.2)	(0.1)

Earnings from continuing operations before income taxes	2.2	7.9	0.7	6.1
Income tax benefit (expense)	4.8	(1.0)	1.6	(0.5)

Net earnings from continuing operations	7.0	6.9	2.3	5.6

Discontinued operations:
Loss from discontinued operations before income taxes	(1.3)	—	(0.4)	—
Income tax benefit	0.5	—	0.1	—

Loss from discontinued operations	(0.8)	—	(0.3)	—

Net earnings	6.2%	6.9	2.0	5.6

Three Months ended October 3, 2009 and September 27, 2008:
Net sales decreased by 2.4% to $85.7 million from $87.8 million for the third quarter of 2009 as compared with the same period in 2008, reflecting the effects of the economic slow-down on our businesses. The growth in net sales by two of our three operating segments, Communications & Tracking and D&S, was completely offset by the reduction in net sales at LXE. LXE’s net sales for the third quarter of 2009 were $11.5 million lower than the same period in 2008, with lower net sales in both the Americas and International markets. Net sales increased at Communications & Tracking by 17.0% from the contribution of our recently acquired product lines. Such increases were partially offset by a decline in net sales from Communications & Tracking’s organic product line in the third quarter of 2009, as compared with the same period in 2008. D&S net sales were higher by 21.7% mainly due to increased activity on military programs.
Product net sales decreased by 8.0% to $65.8 million in the third quarter of 2009 as compared with the third quarter in 2008. This decrease was primarily due to a $11.2 million reduction in net sales by LXE, which offset the growth in product net sales generated by D&S from the increased activity on military projects, and by Communications & Tracking from our recently acquired product lines. Service net sales increased by 22.2% to $20.0 million in the third quarter of 2009 as compared with the same period in 2008, mainly due to the service revenue generated from our newly acquired product lines. As a result, service net sales comprised a higher percentage of total net sales in the third quarter of 2009 as compared with the third quarter of 2008.
Overall cost of sales as a percentage of consolidated net sales was higher in the third quarter of 2009 as compared with the same period in 2008 due to higher cost-of-sales percentages reported by each of our three reportable operating segments. Product cost of sales, as a percentage of its respective net sales, was higher in the third quarter of 2009 as compared with the same period of 2008. The increase in product cost of sales, as a percentage of its respective net sales, was mainly due to a higher percentage of net sales generated by our D&S segment, which had a higher cost-of-sales percentage than our other two operating segments, and the acquisition of the new product lines in 2009 in Communications & Tracking, which had a higher cost-of-sales percentage than our existing SATCOM business, primarily due to the amortization of intangible assets. Service cost of sales, as a percentage of its respective net sales, was lower in the third quarter of 2009 as compared with the same period in 2008 mainly due to an increase in service revenue generated from our newly acquired product lines which had a lower cost-of-sales percentage than our other two operating segments.
SG&A expenses as a percentage of consolidated net sales increased for the third quarter of 2009 as compared with the third quarter of 2008 due to the lower volume of net sales. Actual expenses were higher by $1.1 million in the third quarter of 2009 as compared with the same period of 2008 mainly due to the additional costs related to the recently acquired product lines at Communications & Tracking, including additional amortization of intangible assets. These additional costs were partially offset by the impact of management’s continued cost-reduction efforts, and the favorable effect of changes in foreign currency exchange rates on our LXE and SATCOM international operations.
R&D expenses increased by $0.2 million in the third quarter of 2009, mainly due to additional R&D expenses related to our recently acquired product lines. This increase in expenses was partially offset by the impact of management’s cost-reduction efforts, mainly at LXE, the additional funding received from the Canadian government under a program to encourage technology development in areas such as satellite communications, and the favorable effect of changes in foreign currency exchange rates.
Acquisition-related items included a net credit of $0.2 million in the third quarter of 2009 related to the contingent consideration liability to reflect changes in the expected probability of paying the projected amounts, net of accretion of the discounted liability. See Note 2 to the consolidated financial statements in this Quarterly Report for additional information on business acquisitions.
Interest income decreased by $0.6 million in the third quarter of 2009, mainly as a result of the decrease in average investment balances and, to a lesser extent, lower average interest rates earned on our investment balances.
The third quarter of 2009 included a $0.2 million foreign exchange net loss related to the conversion of assets and liabilities not denominated in the functional currency and to changes in the fair value of forward contracts used to hedge against currency exposure.

We recognized an income tax benefit of $4.1 million in the third quarter of 2009. During the quarter we recognized a change in estimate of $1.9 million for prior-year R&D credits in the U.S. after completion of an Internal Revenue Service examination. Further, a benefit of $2.2 million was recognized related to the year-to-date losses before income taxes in certain jurisdictions in which losses have been projected for the full year. In our other jurisdictions we project no tax expense for 2009 based upon management’s expectations for taxable income and tax credits for the full year. The 2008 third-quarter expense of $0.9 million was based on management’s projection of the effective rate for the full year partially offset by a benefit of $0.2 million primarily related to a change in estimate of prior-year research and development credits available in the U.S. The decrease in expected rates for the full year is due to a higher expected proportion of profits to be earned in Canada, where we have a much lower effective rate than in the U.S. and other jurisdictions, and to a higher expected U.S. federal tax credit for current-year qualifying research and development costs. The overall effective rate is subject to change during the remainder of the year, as actual results and revised forecasts may change management’s expectations for the taxable income associated with various tax jurisdictions.
Nine Months ended October 3, 2009 and September 27, 2008:
Net sales increased by 12.4% to $274.9 million from $244.6 million for the first nine months of 2009 as compared with the same period in 2008, reflecting growth in net sales from two of the Company’s three reportable operating segments, Communications & Tracking and D&S, with increases of 46.6% and 40.9%, respectively. The increase in net sales by Communications & Tracking was generated from our recently acquired product lines. Such increases were partially offset by a decline in net sales from Communications & Tracking’s organic product line in the first nine months of 2009, as compared with the same period in 2008. D&S’s net sales were higher mainly due to significant work performed on a military communications research project and increased activity on military programs due to the expansion of its workforce to meet order demands. LXE’s net sales for the first nine months of 2009 were $29.5 million less than the same period in 2008, with lower net sales in both the Americas and International markets.
Product net sales increased by 4.6% to $210.5 million in the first nine months of 2009 as compared with the first nine months of 2008. This was primarily due to the product net sales generated from our recently acquired product lines, partially offset by lower net sales by LXE and the organic product lines of Communications & Tracking. Service net sales increased by 48.3% to $64.5 million in the first nine months of 2009 as compared with the same period in 2008, mainly due to significant work performed on a military communications research project by D&S, and the service revenue generated from our newly acquired product lines at Communications & Tracking. As a result, service net sales comprised a higher percentage of total net sales in the first nine months of 2009 as compared with the first nine months of 2008.
Overall cost of sales as a percentage of consolidated net sales was higher in the first nine months of 2009 as compared with the same period of 2008 due to higher cost-of-sales percentages reported by each of our three reportable operating segments. Product cost of sales, and service cost of sales, as a percentage of their respective net sales were also higher in the first nine months of 2009 as compared with the same period in 2008. The increase in product cost of sales, as a percentage of its respective net sales, was mainly due to the acquisition of the new product lines in 2009 which had a higher cost-of-sales percentages than our existing SATCOM business, primarily due to the amortization of intangible assets, and a higher percentage of net sales generated by our D&S segment, which had a higher cost-of-sales percentage than our other two operating segments. Product cost of sales was also increased due to a lower production volume by our LXE segment over which fixed costs were absorbed, and an unfavorable effect of changes in foreign currency exchange rates. The increase in the service cost-of-sales percentage was mainly due to a higher proportion of service revenues generated from our D&S segment, which has a higher service cost-of-sales percentage than our other two reportable operating segments. Product cost of sales and service cost of sales were also higher due to approximately $1.1 million of additional severance costs recorded in the first nine months of 2009 for a reduction in workforce across all divisions to realign the staffing needs of the business with current economic conditions.
SG&A expenses as a percentage of consolidated net sales decreased for the first nine months of 2009 as compared with the first nine months in 2008. Actual expenses grew by $6.5 million in the first nine months of 2009 as compared with the same periods in 2008 mainly due to the additional costs related to the acquired product lines, including additional amortization of intangible assets. These additional costs were partially offset by the impact of management’s continued cost reduction efforts, and the favorable effect of changes in foreign currency exchange rates on our LXE and SATCOM international operations. Actual expenses grew at a lower rate than the growth in net sales, resulting in a lower percentage of SG&A expenses as a percentage of consolidated net sales.

R&D expenses were $1.6 million lower in the first nine months of 2009 than the comparable period in 2008 mainly due to the additional funding received from the Canadian government under a program to encourage technology development in areas such as satellite communications, the impact of management’s cost reduction efforts, mainly at LXE, and the favorable effect of changes in foreign currency exchange rates. These decreases in expenses were partially offset by additional R&D expenses related to our recently acquired product lines.
Acquisition-related items included charges of $5.3 million in the first nine months of 2009. These costs were primarily for professional fees for legal, due-diligence, valuation, and integration services for the acquisition of our Formation and Satamatics businesses, as well as net amounts charged for the increase in the contingent consideration liability and accretion of the discounted earn-out liability.
Interest income was $2.2 million lower in the first nine months of 2009 than the comparable period in 2008 mainly as a result of lower average investment balances and, to a lesser extent, lower average interest rates earned on our investment balances.
The first nine months of 2009 included a $1.4 million foreign exchange loss related to the funding of the Satamatics acquisition, which was required to be paid in British pounds sterling. The loss resulted from changes in foreign currency exchange rates from the date we funded the transaction to the date the acquisition was completed. Partially offsetting this loss in the period were net gains from the conversion of assets and liabilities not denominated in the functional currency and changes in the fair value of forward contracts used to hedge against currency exposure.
We recognized an income tax benefit of $4.3 million in the first nine months of 2009. This benefit was primarily realized during the third quarter, an explanation for which is included in the quarterly comparisons section of this management’s discussion and analysis section of the Quarterly Report. The income tax expense for the nine months ended September 27, 2008 of $1.3 million is equal to 15% (estimated annual effective rate) of earnings from continuing operations before income taxes, less a benefit of $0.9 million related to a change in estimate of prior-year R&D credits available in the U.S.
Segment Analysis
Our segment net sales, cost of sales as a percentage of respective segment net sales, and segment operating income (loss) were as follows (in thousands, except percentages):

					Percentage Increase
	Three Months Ended		Nine Months Ended		(Decrease)
	October 3	September 27	October 3	September 27	Three	Nine
	2009	2008	2009	2008	Months	Months

Net sales:
Communications & Tracking	$36,438	31,131	119,806	81,744	17.0%	46.6
Defense & Space	23,056	18,944	75,153	53,351	21.7	40.9
LXE	26,237	37,767	79,988	109,520	(30.5)	(27.0)

Total	$85,731	87,842	274,947	244,615	(2.4)	12.4

Cost of sales percentage:
Communications & Tracking	60.9%	56.4	61.2	57.7	4.5	3.5
Defense & Space	79.6	77.7	79.5	76.8	1.9	2.7
LXE	62.9	60.8	63.5	59.5	2.1	4.0
Total	66.5	63.3	67.0	63.0	3.2	4.0

Operating income (loss):
Communications & Tracking	$432	5,173	8,534	9,653	(91.6)	(11.6)
Defense & Space	2,140	1,467	7,333	3,902	45.9	87.9
LXE	(1,348)	1,676	(6,195)	2,879	(180.4)	(315.2)
Corporate & Other	1,342	(1,111)	(5,693)	(2,385)	220.8	138.7

Total	$2,566	7,205	3,979	14,049	(64.4)	(71.7)

Communications & Tracking: Net sales increased by $5.3 million and $38.1 million in the third quarter and first nine months of 2009, respectively, as compared with the same periods in 2008. The increases were mainly due to the sales generated from our recently acquired product lines, which contributed $14.0 million and $50.3 million of additional net sales in the third quarter and the first nine months of 2009, respectively. This increase in net sales was partially offset by lower net sales of high-speed-data aeronautical products into the military and air transport markets in the third quarter and first nine months of 2009, as compared with the same periods in 2008. Net sales from the business jet market were also lower for the first nine months of 2009 as compared with the first nine months of 2008. Sales of new corporate aircraft have declined in 2009 due to general economic conditions and a high level of inventory of used aircraft. Positive customer acceptance of new equipment offerings in 2009 helped to fuel sales of SwiftBroadband products. Revenues for the first nine months of 2008 included the development of the Inmarsat global satellite/GSM phone, which had no effect on the results of the first nine months of 2009.
Cost of sales as a percentage of net sales was higher for the third quarter and first nine months of 2009. The cost-of-sales percentage for the third quarter and first nine months of 2009 included a change in product mix and amortization costs of intangible assets from our new aeronautical and asset tracking businesses acquired in the first quarter of 2009.
Operating income decreased by $4.7 million and $1.1 million in the third quarter and first nine months of 2009 as compared with the same periods in 2008, primarily as a result of lower net sales, a less favorable product mix, and $1.8 million and $6.1 million of intangible asset amortization costs from our new aeronautical and asset tracking businesses in the third quarter and first nine months of 2009, respectively. The first nine months of 2009 also included severance charges of approximately $0.6 million. These higher costs were partially offset by the favorable effects of foreign currency exchange rates in the third quarter and first nine months of 2009. Operating income, as a percentage of net sales, was 1.2% and 16.6% in the third quarter of 2009 and 2008, respectively, and was 7.1% and 11.8% in the first nine months of 2009 and 2008, respectively.
Defense & Space: Net sales increased by $4.1 million and $21.8 million in the third quarter and first nine months of 2009, respectively, as compared with the same periods in 2008 mainly due to increased work performed on military programs in 2009. The work performed on a large military satellite communications research project was an individually significant contributor to the net sales increase for the first nine months of 2009, but the work has been completed and will not contribute to net sales in future quarters. As a result D&S will begin an operational transition and workforce reduction in the fourth quarter of 2009 to reduce capacity; however, the extent and cost of that transition will depend upon the success of business development efforts and the timing of orders. Order backlog of long-term contracts was $92.9 million at October 3, 2009, a decrease of $22.0 million from December 31, 2008.
Cost of sales as a percentage of net sales was higher in the third quarter and first nine months of 2009 as compared with the same periods in 2008, mainly due to an unfavorable mix of contracts, an increase in costs from a higher volume of subcontracted projects utilized to meet scheduling demands for certain military programs, and unfavorable contract performance experienced on certain programs in 2009.
Operating income improved by $0.7 million and $3.4 million in the third quarter and first nine months of 2009, respectively, as compared with the third quarter and first nine months of 2008. Operating income improved mainly due to the increase in net sales generated in the third quarter and first nine months of 2009, and lower SG&A expenses, partially offset by severance charges of approximately $0.6 million in the first nine months of 2009. Operating income also improved in the first nine months of 2009 as compared with the first nine months of 2008 due to lower R&D expenses. Operating income as a percentage of net sales was 9.3% and 7.7% in the third quarters of 2009 and 2008, respectively, and was 9.8% and 7.3% in the first nine months of 2009 and 2008, respectively.
LXE: Net sales in the third quarter and the first nine months of 2009 decreased by $11.5 million and $29.5 million, respectively, as compared with the same periods in 2008, reflecting the impact of the slowdown in the global economy. Net sales decreased in both the International and Americas markets in the third quarter and first nine months of 2009, as compared with the same periods in 2008, resulting primarily from a lower number of terminals shipped in both markets, and the foreign currency translation effect on the reported net sales for LXE’s International market. The economy may continue to be sluggish in both the Americas and International markets through at least 2009, which could continue to delay customer capital-spending decisions.

Cost of sales as a percentage of net sales was higher in the third quarter and the first nine months of 2009 as compared with the same periods in 2008, mainly due to lower production volume over which fixed costs were absorbed, a higher percentage of net sales generated from indirect channels which have a higher cost-of-sales percentage than net sales generated from direct sales channels, and an unfavorable effect of changes in foreign currency exchange rates that affected our reported International net sales. Revenues are reported in the local functional currency but product costs are reported in the U.S. dollar, which was stronger in the third quarter and first nine months of 2009 compared with the same periods in 2008.
LXE generated an operating loss of $1.3 million and $6.2 million in the third quarter and first nine months of 2009, respectively. This was a decrease in operating income of $3.0 million and $9.1 million as compared with the third quarter and first nine months of 2008, respectively, and was mainly a result of lower net sales. In addition, a less favorable cost-of-sales percentage was partially offset by lower SG&A and R&D expenses. SG&A and R&D expenses were lower in the third quarter and first nine months of 2009 as compared with the same periods in 2008 by $2.0 million and $6.1 million, respectively, reflecting the impact of management’s continued cost reduction efforts. Lower SG&A expenses were primarily a result of staff reductions to reduce LXE’s cost structure, and the favorable effect of changes in foreign currency exchange rates on reported costs, partially offset by higher severance expenses. Severance charges were higher by approximately by $0.5 million in the first nine months of 2009 as compared with the same period in 2008.
Corporate & Other: Expenses were lower by $2.5 million in the third quarter of 2009 as compared with the third quarter of 2008 primarily due to the allocation of a larger portion of corporate expenses to operating segments in 2009. Expenses were higher by $3.3 million in the first nine months of 2009 as compared with the same period of 2008, mainly due to $5.3 million of acquisition-related charges recorded in 2009, as required by SFAS No. 141 (R) that were not included in 2008, and a $1.4 million foreign exchange loss related to the funding of the Satamatics acquisition, partially offset by the allocation of a larger portion of corporate expenses to operating segments in 2009.
Discontinued Operations: Discontinued operations reported a loss before income taxes of $1.1 million for the third quarter and first nine months of 2009. The loss resulted from legal fees to defend claims asserted under representations and warranty provisions of the sales agreement for our EMS Wireless division disposed of in 2006.
Both parties agreed to arbitration to resolve these asserted claims, which commenced in the third quarter of 2009. Management does not believe that sufficient information exists to evaluate such claims, and cannot reasonably estimate the range of this potential liability, or determine whether such liability would be material. Therefore, no accrual has been recorded for this potential liability as of October 3, 2009.
Backlog
Backlog is more important for our Defense & Space segment due to the long delivery cycles for its projects. Many customers of our LXE segments typically require short delivery cycles. As a result, these units usually convert orders into revenues within a few weeks, and they generally do not build up a significant order backlog that extends substantially beyond one fiscal quarter. However, our Communications & Tracking business has projects with both short delivery cycles, and delivery cycles that extend beyond the next twelve months. Our segment backlog as of October 3, 2009 and December 31, 2008 was as follows (in millions):

	October 3	December 31
	2009	2008
Defense & Space	$92.9	114.9
Communications & Tracking	65.0	58.4
LXE	13.5	12.6

Total	$171.4	185.9

Included in the backlog of firm orders for our Defense & Space segment was approximately $19.9 million and $48.4 million of unfunded orders, mainly for military contracts, as of October 3, 2009 and December 31, 2008, respectively. Also included in firm orders for our Defense & Space segment was approximately $3.3 million and $8.3 million of contracts awarded, both commercial and defense, but not yet signed as of October 3, 2009 and December 31, 2008, respectively. Of the orders in backlog as of October 3, 2009, the following are expected to be filled in the following twelve months: Defense & Space — 52%; Communications & Tracking — 81%; and LXE — 52%.
Liquidity and Capital Resources
During the first nine months of 2009, cash and cash equivalents decreased by $46.3 million to $40.7 million at October 3, 2009. The primary factor contributing to the decrease during the period was cash utilized for our Formation and Satamatics acquisitions.
Operating activities from continuing operations contributed $33.0 million in positive cash flows in the first nine months of 2009. We generated positive cash flow during the period mainly due to net earnings of $5.5 million, noncash charges of $15.1 million for depreciation and amortization, and decreases in working capital. We experienced good customer collections during the period and were able to lower inventory levels. Acquisition-related charges of $3.0 million paid in the first nine months of 2009 are included as reductions of cash provided by operating activities in the consolidated statement of cash flows. Discontinued operations used cash of $0.5 million mainly for legal fees to defend the Company against claims asserted by the purchaser of our EMS Wireless division, net of tax benefits.
During the first nine months of 2009, we used $87.3 million of cash to acquire our Formation and Satamatics businesses. These acquisitions were partially funded with approximately $33.8 million of borrowings under our revolving credit facility. We subsequently repaid approximately $15.3 million of borrowings under our revolving credit facility. We spent $10.7 million on capital expenditures during the first nine months of 2009.
During the first nine months of 2008, cash and cash equivalents decreased by $38.2 million. The primary uses of cash during the period included $31.4 million of cash used to acquire our Trux and Sky Connect businesses, $10.8 million for purchases of capital equipment and the expansion of D&S’s facility, and $4.8 million to repurchase common shares under our share repurchase program. Continuing operating activities contributed $12.3 million in positive cash flows. Earnings from continuing operations of $13.6 million and noncash charges, primarily depreciation and amortization of $9.5 million and stock-based compensation of $1.7 million, were partially offset by increases in working capital.
We have a revolving credit facility with a syndicate of banks with a $60 million total capacity for borrowing in the U.S. and $15 million total capacity for borrowing in Canada. The agreement also has a provision permitting an increase in the total borrowing capacity of up to an additional $50 million, subject to additional commitments from the current lenders or from new lenders. The existing lenders have no obligation to increase their commitments. The credit agreement provides for borrowings through February 28, 2013, with no principal payments required prior to that date. The credit agreement is secured by substantially all of our tangible and intangible assets, with certain exceptions for real estate that secures existing mortgages, for other permitted liens, and for certain assets outside the U.S.
As of October 3, 2009, we had $18.5 million of borrowings outstanding, $2.3 million of outstanding letters of credit, and $54.2 million available borrowing capacity under the revolving credit facility. At October 3, 2009, we were in compliance with all the covenants under the credit agreement.
We expect that capital expenditures in 2009 will range from $10 million to $12 million, excluding acquisitions of businesses. These expenditures are being used to purchase equipment that increases or enhances capacity and productivity, to expand D&S’s existing facility, and to upgrade the enterprise reporting system of our LXE division.
Management believes that existing cash and cash equivalent balances, cash provided from operations, and borrowings available under our credit agreement will provide sufficient liquidity to meet the operating and capital expenditure needs for existing operations during the next twelve months.

Our Board of Directors has authorized a stock repurchase program for up to $20 million of our common shares. As of October 3, 2009, we had repurchased approximately 474,000 of our common shares for approximately $9.8 million. There were no repurchases under the program during the nine months ended October 3, 2009.
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
Off-Balance Sheet Arrangements
We have $2.3 million of standby letters of credit outstanding under our revolving credit facility to satisfy performance guarantee requirements under certain customer contracts. While these obligations are not normally called, they could be called by the beneficiaries at any time before the expiration date, if we fail to meet certain contractual requirements. After deducting the outstanding letters of credit, at October 3, 2009 we had $41.5 million available for borrowing in the U.S. and $12.7 million available for borrowing in Canada under the revolving credit facility.
During 2008 and 2009, we completed acquisitions of four entities. We may be required to make additional cash payments of up to $18.5 million related to certain of these acquisitions, depending on the businesses achieving certain performance targets for 2009 and 2010. Of this amount, $3.5 million relates to a business combination completed prior to the adoption of SFAS No. 141(R). Therefore, any payment made under this contingent arrangement will result in an increase to goodwill. The estimated fair value of the remaining contingent consideration is reflected as a liability as of October 3, 2009. Any adjustment to that estimate will be reflected in earnings as required by SFAS No. 141(R). Of the total purchase price of these businesses, $10.1 million of cash is in escrow accounts and is payable to the sellers within specified periods following the respective dates of acquisition, subject to claims we may make against the sellers.
The sales agreements for the disposal of our former S&T/Montreal, SatNet, and EMS Wireless divisions contain standard indemnification provisions for various contingencies that could not be resolved before the dates of closing and for various representations and warranties by the purchasers and us. We accrue for a liability related to a contingency, representation or warranty when management considers that the liability is both probable and can be reasonably estimated. The purchaser of EMS Wireless has asserted claims under such representations and warranties. The parties agreed to arbitration, which commenced in the third quarter of 2009. We do not believe that sufficient information exists to evaluate such claims, and cannot reasonably estimate the range of this potential liability, or determine whether such liability would be material. Therefore, no accrual has been recorded for this potential liability as of October 3, 2009.
Also as part of the agreement to sell the net assets of S&T/Montreal, we released the purchaser from a corporate guarantee, and have reported a noncurrent liability in the consolidated balance sheet as of October 3, 2009. This liability represents our estimated loss under an agreement to acquire a license from the purchaser for $8 million in payments over a seven-year period for the rights to a certain satellite territory and a corresponding sublicense agreement that granted the territory rights back to the purchaser, under which we will receive a portion of the satellite service revenues from the specific market territory over the same period. The purchaser had previously guaranteed that the revenues derived under the sublicense would equal or exceed the acquisition cost of the license; however, having released the guarantee, we currently estimate that our portion of the satellite service revenues will be less than the acquisition cost, and we have accordingly reflected a net liability, a portion as current and the remainder as noncurrent, in the consolidated balance sheet.
Commitments and Contractual Obligations
As of October 3, 2009, our material contractual cash commitments and material other commercial commitments have not changed significantly from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2008.

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
Risk Factors and Forward-Looking Statements
The Company has included forward-looking statements in management’s discussion and analysis of financial condition and results of operations. All statements, other than statements of historical fact, included in this report that address activities, events or developments that we expect or anticipate will or may occur in the future, or that necessarily depend upon future events, including such matters as our expectations with respect to future financial performance, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments, and the growth of our businesses and operations, are forward-looking statements. Actual results could differ materially from those suggested in any forward-looking statements as a result of a variety of factors. Such factors include, but are not limited to:
•	economic conditions in the U.S. and abroad and their effect on capital spending in our principal markets;
•	difficulty predicting the timing of receipt of major customer orders, and the effect of customer timing decisions on our results;
•	our successful completion of technological development programs and the effects of technology that may be developed by, and patent rights that may be held or obtained by, competitors;
•	U.S. defense budget pressures on near-term spending priorities;
•	uncertainties inherent in the process of converting contract awards into firm contractual orders in the future;
•	volatility of foreign currency exchange rates relative to the U.S. dollar and their effect on purchasing power by international customers, and on the cost structure of our operations outside the U.S., as well as the potential for realizing foreign exchange gains and losses associated with assets or liabilities denominated in foreign currencies;
•	successful resolution of technical problems, proposed scope changes, or proposed funding changes that may be encountered on contracts;
•	changes in our consolidated effective income tax rate caused by the extent to which actual taxable earnings in the U.S., Canada and other taxing jurisdictions may vary from expected taxable earnings;
•	successful transition of products from development stages to an efficient manufacturing environment;
•	changes in the rate at which our products are returned for repair or replacement under warranty;
•	customer response to new products and services, and general conditions in our target markets (such as logistics, and space-based communications), and whether these responses and conditions develop according to our expectations;
•	the increased potential for asset impairment charges as unfavorable economic or financial market conditions, or other developments might affect the fair value of one or more of our business units;
•	the success of certain of our customers in marketing our line of high-speed commercial airline communications products as a complementary offering with their own lines of avionics products;

•	the continued availability of financing for various mobile and high-speed data communications systems;
•	risk that the recent turmoil in the credit markets may make it more difficult for some customers to obtain financing and adversely affect their ability to pay, which in turn could have an adverse impact on our business, operating results, and financial condition;
•	development of successful working relationships with local business and government personnel in connection with the distribution and manufacture of products in foreign countries;
•	the demand growth for various mobile and high-speed data communications services;
•	our ability to attract and retain qualified senior management and other personnel, particularly those with key technical skills;
•	our ability to effectively integrate our acquired businesses, products or technologies into our existing businesses and products, and the risk that any such acquired businesses, products or technologies do not perform as expected, are subject to undisclosed or unanticipated liabilities, or are otherwise dilutive to our earnings;
•	the potential effects of SFAS No. 141 (R), Business Combinations, which requires, for acquisitions completed in 2009 and thereafter, that certain acquisition-related expenditures should be accounted for as period expenses in the income statement, and that the acquisition-date fair value will become the measurement objective for all assets acquired and liabilities assumed, resulting in potential unfavorable effects on the income statement, including charges to reflect changes in the amounts expected to be paid on post-acquisition earn-out agreements, as well as for the accretion of the discounted value of the estimated payments;
•	the potential effects, on cash and results of discontinued operations, of final resolution of potential liabilities under warranties and representations that we made, and obligations assumed by purchasers, in connection with our dispositions of discontinued operations;
•	the availability, capabilities and performance of suppliers of basic materials, electronic components and sophisticated subsystems on which we must rely in order to perform according to contract requirements, or to introduce new products on the desired schedule; and
•	uncertainties associated with U.S. export controls and the export license process, which restrict our ability to hold technical discussions with customers, suppliers and internal engineering resources and can reduce our ability to obtain sales from customers outside the U.S. or to perform contracts with the desired level of efficiency or profitability.
Further information concerning relevant factors and risks are identified under the caption “Risk Factors” in Part II Item 1A. of this Form 10-Q, and in our Annual Report on Form 10-K for the year ended December 31, 2008.
Effect of New Accounting Pronouncements
Refer to Note 1 of our consolidated financial statements in this Quarterly Report.
Adoption of Shareholder Rights Plan
Refer to Note 14 of our consolidated financial statements in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
As of October 3, 2009, we had the following market-risk sensitive instruments (in thousands):

Government-obligations money market funds, other money market instruments, and interest-bearing time deposits, with maturity dates of less than 3 months interest payable monthly at variable rates (a weighted-average rate of 0.3% at October 3, 2009)	$10,883

Revolving credit agreement with U.S. and Canadian banks, maturing in February 2013, interest payable quarterly at a variable rate (4.0% at October 3, 2009)	$18,500
A 100 basis point change in the interest rates of our market-risk sensitive instruments would have changed interest income by approximately $14,000 for the third quarter of 2009 based upon their respective average outstanding balances. A 100 basis point change in the interest rate on our revolving credit agreement would have changed interest expense by approximately $58,000 for the third quarter of 2009 based upon the average outstanding borrowings under these obligations.
At October 3, 2009, we also had intercompany accounts that eliminate in consolidation but that are considered market-risk sensitive instruments because they are denominated in a currency other than the local functional currency. These include short-term amounts due to the parent (payable by international subsidiaries arising from purchase of the parent’s products for sale), intercompany sales of products from foreign subsidiaries to a U.S. subsidiary and cash advances to foreign subsidiaries.

	Exchange Rate	USD
	(USD per unit of	in thousands
	local currency)	(reporting currency)

Australia	0.8634 /AUD	$2,118
Sweden	0.1421 /SEK	1,171
Canada	0.9238 /CAD	641
Italy	1.4571 /EUR	389
Netherlands	1.4571 /EUR	302
Belgium	1.4571 /EUR	274
France	1.4571 /EUR	255
Germany	1.4571 /EUR	209
United Kingdom	1.5913 /GBP	121

Total amount subject to foreign currency risk		$5,480

The Company had accounts receivable and accounts payable balances denominated in currencies other than the functional currency of the local entity at October 3, 2009 as follows:

		Exchange Rate
		Functional
		Currency per	USD
Currency	Functional	Denominated	Equivalent
Denomination	Currency	Currency	(in thousands)
Accounts Receivable
USD	CAD	1.0825	$13,612
EUR	SEK	10.2670	393
AUD	CAD	0.9386	362
USD	EUR	0.6863	249
EUR	GBP	0.9189	209
Other currencies			209

Total amount subject to foreign currency risk			$15,034

Accounts Payable
GBP	CAD	1.7218	$2,386
USD	CAD	1.0825	1,480
EUR	USD	1.4571	266
GBP	USD	1.5913	236
EUR	GBP	0.9189	161
EUR	CAD	1.5822	117
Other currencies			125

Total amount subject to foreign currency risk			$4,771

We also had cash accounts denominated in currencies other than the functional currency of the local entity at October 3, 2009 as follows:

		Exchange Rate
		Functional
		Currency per	USD
Currency	Functional	Denominated	Equivalent
Denomination	Currency	Currency	(in thousands)

USD	CAD	1.0825	$7,807
GBP	USD	1.5913	1,519
GBP	CAD	1.7218	1,279
AUD	CAD	0.9386	631
Other currencies			365

Total amount subject to foreign currency risk			$11,601

We enter into foreign currency forward and option contracts in order to mitigate the risks associated with currency fluctuations on future fair values of foreign denominated assets and liabilities. At October 3, 2009, we had forward and option contracts as follows (in thousands, except average contract rate):

			Average	Fair
	Notional		Contract	Value
	Amount		Rate	(USD)
Foreign currency forward contracts:
U.S. dollars (sell for British pounds)	1,785	USD	1.7000	$5
British pounds (sell for U.S. dollars)	40	GBP	1.5930	—
Euros (sell for U.S. dollars)	830	EUR	1.4529	(3)
U.S. dollars (sell for Canadian dollars)	18,000	USD	1.0792	(66)

				$(64)

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
(b) Changes in Internal Control Over Financial Reporting
During the third quarter of 2009, there were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a — 15(f) under the Exchange Act).

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
Unfavorable economic or financial market conditions or other developments may affect the fair value of one or more of our business units and increase the potential for asset impairment charges which could adversely affect our earnings. As of October 3, 2009, we had approximately $79.9 million of goodwill and $51.2 million of other intangible assets on our consolidated balance sheet, collectively representing approximately 34% of our total assets. We test goodwill for impairment on an annual basis in the fourth quarter of the year. We are also required to test goodwill and other long-lived assets on an interim basis if an event occurs or circumstances change which indicate that an asset might be impaired. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in our share price and market capitalization, a decline in expected future cash flows for one or more of our business units (including LXE and our recently acquired businesses), a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower-than-expected growth rates, among others. If we are required to recognize an impairment loss related to goodwill or long-lived assets, the related charge, although a noncash charge, could materially reduce reported earnings or result in a loss from continuing operations for the period in which the impairment loss is recognized.
The risks described in our Annual Report on Form 10-K, and this Quarterly Report on Form 10-Q, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the Company’s purchases of its common shares for the three months ended October 3, 2009:

			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate
			Purchased as	Dollar Value) of
			Part of Publicly	Shares that May Yet
	(a) Total Number	(b) Average	Announced	Be Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased (1)	Per Share	Program (2)	Programs (3)
July 2009 (July 5 to August 1)	635	$22.70	—
August 2009 (August 2 to August 29)	—	—	—
September 2009 (August 30 to October 3)	—	—	—

Total	635	$22.70	—	$10.2 million

(1)	The category includes 635 shares delivered to us by employees to pay withholding taxes due upon vesting of restricted share awards.

(2)	During the period covered by this Quarterly Report on Form 10-Q, no shares were repurchased under the Company’s $20 million repurchase program (the Program) which was initially announced on July 30, 2008. Unless terminated earlier by resolution of the Company’s Board of Directors, the Program will expire when the Company has purchased all shares authorized for repurchase. The Program does not obligate the Company to repurchase any particular amount of common shares, and may be suspended or discontinued at any time without notice.

(3)	This balance represents the value of shares that could be repurchased under the Program as of October 3, 2009.

Item 6. Exhibits
The following exhibits are filed as part of this report:
3.1	Second Amended and Restated Articles of Incorporation of EMS Technologies, Inc. effective March 22, 1999 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2009).

3.2	Bylaws of EMS Technologies, Inc., as amended through November 2, 2007 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008).

10.1	Severance Agreement dated August 17, 2009, and effective September 17, 2009, between EMS Technologies, Inc. and David A. Smith (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated September 17, 2009).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMS TECHNOLOGIES, INC.

By:	/s/ Paul B. Domorski Paul B. Domorski	Date: November 11, 2009
President, and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gary B. Shell Gary B. Shell	Date: November 11, 2009
Senior Vice President, Chief Financial
Officer and Treasurer (Principal Financial Officer)