Form 10-K
period 2009-12-31
EMS TECHNOLOGIES INC
filed 2010-03-31
CIK 32198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act: Large accelerated filer  ☐  Accelerated filer  ☒
Non-accelerated filer  ☐   Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The aggregate market value of voting stock held by persons other than directors or executive officers as of July 2, 2009 was $315 million, based on a closing price of $20.87 per share. The basis of this calculation does not constitute a determination by the registrant that all of its directors and executive officers are affiliates as defined in Rule 405.

As of March 26, 2010, the number of shares of the registrant’s common stock outstanding was 15,248,681 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Company’s definitive proxy statement for the 2010 Annual Meeting of Shareholders of the registrant is incorporated herein by reference in Part III of this Annual Report on Form 10-K.

1 of 105

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2009

2 of 105

FORWARD-LOOKING STATEMENTS

The discussions of the Company’s business in this Report, including under the caption “Business”,“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, and in other public documents or statements that may from time to time incorporate or refer to these disclosures, contain various statements that are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “plan,” “expect,” “believe,” “anticipate,” “estimate,” “will,” “should,” “could” and other words and terms of similar meaning, typically identify such forward-looking statements. Forward-looking statements include, but are not limited to:

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

We are a leading provider of wireless connectivity solutions addressing the enterprise mobility, communications-on-the-move, tracking and in-flight connectivity markets for both commercial and government users. We focus on the needs of the mobile information user and the increasing demand for wireless broadband communications. Our products and services enable communications across a variety of coverage areas, ranging from global to regional to within a single facility.

During 2009, our business operated in three segments, Communications & Tracking, LXE and Defense & Space (“D&S”). In early 2010, we realigned our business segments for strategic growth and replaced Communications & Tracking with two new segments, Aviation and Global Tracking (see the section “Our New Segment Structure as of 2010” below for additional information). Each of our segments is focused on a different application of wireless technology. These segments share a common foundation in broadband and other advanced wireless technologies, which provides important technical and marketing synergies and contributes to our ability to continually develop and commercialize new products for use in a wide array of mobile communications. Our business provides product solutions and services that enable aviation in-cabin wireless and satellite-based connectivity, security, vehicle and maritime tracking, and military radar/space and

3 of 105

communication-on-the-move applications. We also provide product solutions and support services for use in supply chain management networks for warehousing, distribution and ports, as well as new markets such as field services and agriculture.

Founded in 1968 as Electromagnetic Sciences, we initially concentrated on microwave components, products and technology and subsequently developed subsystems for one of the first electronically steerable antennas deployed in space. The expertise and technology we have developed during the past 41 years in this original business remain directly applicable to a range of our current defense and commercial products, including products for satellite, ground and airborne communications, as well as radar, signal intelligence and electronic countermeasure systems.

In the early 1980’s, we developed a line of wireless mobile computers and local-area network products for use in materials-handling applications. These products enable our industrial customers to connect mobile employees to central data networks and take advantage of sophisticated enterprise software and automatic-identification technologies such as bar-code scanning and voice recognition.

Beginning in the mid-1990’s and continuing through to present day, we have expanded into several new markets through the development or acquisition of additional product lines. We have established an industry-leading position in the market for high-speed, two-way satellite communications solutions for use on aircraft and other mobile platforms, and we develop and market antennas and terminals and support services for use by search-and-rescue and emergency management organizations around the world.

Today, our connectivity and tracking offerings serve the aeronautical, defense, maritime, commercial space and auto-identification/data capture markets making possible mobility, visibility and intelligence. For example, our Communications & Tracking segment supplies both high- and low-speed data communications equipment, which enable voice, e-mail, tracking, video conferencing and Internet capabilities on aircraft. Our D&S segment provides data links, radar and Satcom systems to give the military real-time intelligence integrated across naval, ground and air platforms. Our Communications & Tracking segment also provides the capability to track, monitor and control remote assets, regardless of whether they are fixed, semi-fixed or mobile. More than 18 governments worldwide rely on this segment’s software and hardware for search and rescue applications. Our LXE segment develops supply chain logistics solutions with our wireless network infrastructure and rugged mobile computers.

Competitive Strengths

Technological Leadership

Since our founding in 1968, we have been an innovative leader in the development and commercialization of wireless communications technologies. Early in our history, we pioneered the use of ferrite materials for electronic beam forming, a practice that remains important in many sophisticated defense communications applications. Our more recent innovations include the following products, which we believe were the first in their respective markets: airborne terminals and antennas for high-speed, two-way data transmission via satellite for the communication of voice and data in the military, business and air transportation markets; airborne computer and networking systems; antenna systems allowing commercial airlines to provide satellite television to passengers, and satellite anti-jam systems to protect commercial communication satellites from jamming and transponder hijackings.

Commitment to Research and Development

We continually devote significant resources to research and development that enhances and maintains our technological advantages, and enables us to overcome the substantial technical barriers that are often encountered in the commercialization of sophisticated wireless communications equipment. Over the past three years, we have invested an aggregate of $58 million in company-sponsored research and development. In addition, our work under government and commercial contracts for new wireless communications equipment often leads to innovations that benefit us on future contracts and product development efforts. Approximately 25% of our employees hold engineering degrees, and our engineers actively participate in professional and

4 of 105

industry technical conferences and working groups. As of December 31, 2009, our personnel have been awarded, and have assigned to us, 62 currently active U.S. patents and 28 foreign patents. In addition, as of December 31, 2009, we had pending applications for approximately 18 U.S. and 18 foreign patents covering various technology improvements and other current or potential products.

Technological Synergies

Although we conduct our businesses through separately managed segments, we have established a variety of processes that facilitate technical exchanges and cooperation among them. Our shared knowledge base and core expertise in wireless technologies create synergies among our various businesses. We believe this provides us advantages in research and development, manufacturing, and sales and marketing, and better positions us as an important supplier of connectivity and tracking systems and services to a diverse base of military and commercial customers. An example is the technical collaboration of engineering teams within our Aviation business to bring to market a new in-flight connectivity service that uses the Iridium network to reliably provide e-mail access to any WiFi-enabled smartphone or PDA.

Strong Customer Relationships

During our 41 years of operation, we have developed cooperative and on-going relationships with important commercial and government customers. We build and strengthen these relationships by anticipating and recognizing our customers’ needs, by working with them to understand how we should focus our internal innovation efforts, and by providing customers with technologically advanced and cost-effective solutions coupled with excellent customer service. We continue to receive important orders and contracts from companies that have been our customers or industrial partners for many years. Within the Communications & Tracking segment, those firms include Airbus, Rockwell Collins, Honeywell, Panasonic Avionics and Aircell.

We are particularly proud of our industry recognition, including a Silver Supplier Award from Northrop Grumman Space Systems and seven MobileStar Awards given to our LXE segment for customer service excellence, voted on by industry decision makers. The LXE segment also has been awarded “Best Channel Vendor” by Business Solutions magazine.

Diverse Global Customer Base

We offer multiple wireless product lines to a diverse customer base through facilities in 13 countries. Sales to no individual customer exceeded more than 10% of our annual net sales during any of the years ended December 31, 2008 or 2007. Sales to one of our customers during the year ended December 31, 2009 exceeded 10% of our annual net sales, with sales of $37.9 million, mainly due to a significant order received by our D&S segment that is not expected to reoccur. Sales to various customers for U.S. government end use accounted for 29.7% of our net sales in 2009, 26.3% of our net sales in 2008 and 24.6% of our net sales for 2007. Additionally, 29.8%, 39.6% and 38.8% of our net sales for 2009, 2008 and 2007, respectively, were derived from sales to customers outside the U.S. We believe our geographically diverse customer base and broad range of products provide us ample opportunity to grow our business and help mitigate the effects of a downturn in any one of our markets.

Strong Manufacturing Capabilities

We manufacture certain of our products in our manufacturing facilities, and for others, we source components from foreign and domestic suppliers, and primarily perform final assembly and test functions. For our defense applications, we have developed our own highly specialized domestic manufacturing capabilities. Through our continuous efforts to improve our manufacturing and sourcing processes, we have dramatically reduced the time required for us to ship products in several of the commercial markets in which a short delivery cycle for custom-manufactured products is an important competitive factor. We have also achieved major reductions in rework on highly engineered space and defense products. These efforts have enhanced our ability to compete for new business and improved our profitability.

5 of 105

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

Accordingly, through 2009, we were organized into three separately managed reporting segments, as follows:

Segment	Primary Operations	Percentage of Net Sales
		2009	2008	2007

Communications & Tracking	Satellite communications antennas, terminals and networking equipment for aircraft, rugged data storage, data recording/replay, end-to-end tracking and mapping equipment and services, and ground-based vehicles and satellite ground stations for search and rescue operations (majority commercial)	44.2	33.6	31.3
LXE	Rugged mobile terminals and related equipment for wireless data collection (predominantly commercial)	30.4	43.5	48.2
Defense & Space	Engineered hardware for satellites, defense and electronics applications (primarily defense)	25.4	22.9	20.5

Communications & Tracking

The Communications & Tracking segment was previously reported as the Satellite Communications segment. The Communications & Tracking segment includes our SATCOM business, and the Sky Connect business acquired in August 2008, and the Formation and Satamatics businesses that were acquired in January and February 2009, respectively. In early 2010, we realigned our business segments for strategic growth and replaced Communications & Tracking with two new segments, Aviation and Global Tracking. A summary of the products and services offered by this segment, their key benefits and features, as well as the markets and customers that it serves are summarized by the new Aviation and Global Tracking businesses as follows:

New Segment	Primary Operations	Percentage of Net Sales
		2009	2008	2007

Aviation	Connectivity and in-cabin infrastructure equipment for a broad range of commercial and military aircraft, including satellite communications antennas, terminals and networking equipment, rugged data storage and data recording/replay	34.5	27.7	24.6
Global Tracking	End-to-end tracking and mapping equipment and services for security, land tracking, and maritime markets, as well as, satellite ground stations for search and rescue operations	9.7	5.9	6.7

Aviation

The Aviation segment includes SATCOM’s aeronautical business, and the Sky Connect and Formation businesses, which were acquired in August 2008 and January 2009, respectively. Aviation designs and develops satellite-based communications solutions through a broad array of terminals and antennas for the aeronautical market. The segment also builds in-cabin connection devices and computers to process data on board aircraft, including rugged data storage, airborne connectivity, air-to-ground connectivity, and data recording and replay equipment.

Aviation’s products enable customers in aircraft and other mobile platforms to communicate over satellite networks at a variety of data speeds. Most of its growth and major product expansions in these markets have occurred since 2004. Its equipment is used to safeguard and monitor cargo, personnel and fleet assets in some of the harshest environments of the world and for emergency management services.

6 of 105

The demand for mobile communications has driven the rise of aero-connectivity system use on business and commercial jets around the world. EMS continues to lead the industry as a key supplier of Inmarsat Swift64 and SwiftBroadband products that support airborne communications at DSL speeds, as well as Iridium-based messaging and tracking for airplanes and helicopters. Aviation’s high-speed data terminals, antennas and networking products are designed for use in the aeronautical market. We believe that we are the top supplier of Swift64 high-speed data communications equipment, garnering more than an estimated 75% of the high-speed data Satcom market for military aircraft. Aviation’s eNfusion Broadbandtm line of aeronautical products enable voice, e-mail, videoconferencing and internet capabilities on a broad variety of aircraft. Aviation directly sells equipment and technology under the Forté, eNfusion and Fleet brand names, and also sells indirectly as a supplier to leading airframe and avionics manufacturers and other aviation players. Aviation customers include Fortune 100 companies and the U.S. Government’s VIP Fleet, as well as the United States’ leading airborne emergency medical service transport, air taxi, airborne firefighting and offshore oil transport companies.

In the air transport market, Aviation delivers its equipment and technology through partners such as Panasonic Avionics, Aircell, OnAir, Aeromobile Row44, and LiveTV. Aviation’s equipment and technology enables in-flight connectivity on more than 40 airlines, including Lufthansa, Delta Air Lines, Airtran, Continental, Emirates, Air France, Ryanair, and TAP, to name a few. In the aviation market, Aviation’s terminals, antennas and networking equipment provide a globally capable solution for a broad variety of aircraft. One variant provides office-like communications capabilities to the cabin while providing critical safety communications capabilities to the cockpit. Aviation’s CNX® Cabin Gateway family of networking products is widely used for airborne networking equipment, and variations of this product line offer compression and acceleration of data, which significantly reduces the user’s airtime costs. Aviation’s antennas are mounted on the fuselage or on the tail to accommodate a variety of aircraft, including the Bombardier Global Express, Dassault Falcon 7X, Gulfstream G550, and Airbus A320. More than 1,300 of Aviation’s antennas have been installed on more than 35 different types of aircraft. Aviation also sells an antenna specifically for military use. This antenna is mounted in the forward hatch of a C-130 military cargo aircraft and, when connected to the transceiver, provides instant communications that can be rolled on and off the aircraft.

Aviation markets and sells most of its hardware through distributor channels. Third-party distributors sell directly to end — users, such as the aircraft manufacturers. One of Aviation’s most significant distribution

7 of 105

channels relates to technology components or avionics terminal systems sold through leading airframe and avionics manufacturers, including Boeing, Airbus, Honeywell, Rockwell Collins, and Thales.

Products/Services	Key Features/Benefits	Selected Applications	Customers
Aeronautical Antennas	Mechanically and electronically-steered antennas for two-way communications connected to an aircraft’s Satcom, steerable antenna systems for live television from broadcast satellites	Corporate aircraft, government and military aircraft, commercial airlines	Gulfstream, Bombardier, Honeywell, Dassault, Thales, L3 Communications, Boeing, Panasonic Avionics
Aeronautical Tracking	Lightweight, autonomous tracking terminals provide GPS-based location and status reporting from anywhere on or in-flight over the globe.	Off-shore Oil, Air Medical Transport, Fire Patrol and Suppression, Paramilitary Drug Interdiction, Pipeline Patrol	Bristow, Air Methods, Chevron, U.S. Forest Service, U.S. State Department, Military
Aeronautical Telephony and E-mail Services	Narrowband telephony provides in-flight voice and e-mail access to cabin telephones and cockpit interface devices	Corporate aircraft, Commercial airlines, helicopters, general aviation	El Al, Qantas, Pfizer, ALCOA, Merrill Lynch, Omniflight
Aeronautical Terminals	Provide aircraft operators with two-way high-speed data (broadband) capability	Corporate aircraft, government and military aircraft, commercial airlines	Corporate aircraft modification centers, U.S. Department of Defense, Northrop Grumman, L3 Communications, Boeing, Rockwell Collins, Honeywell, Thales
Avionics Data Networking Products	Data servers, routers, switches, and storage devices to manage Internet, entertainment and operational data aboard aircraft	Corporate aircraft, government and military aircraft, commercial airlines	Airbus, Boeing, Rockwell Collins, AirCell, Row44, Northrop Grumman, L3

Global Tracking

Global Tracking includes the asset tracking and emergency management operations of our SATCOM business, and the Satamatics business which was acquired in February 2009. Global Tracking provides the capability to track, monitor and control remote assets, regardless of whether they are fixed, semi-fixed or mobile. One of only two IsatM2M providers in the world and backed by a dedicated global network, the Global Tracking segment has in excess of 150,000 terminals delivered to date. Its equipment is used to safeguard and monitor cargo, personnel and fleet assets in some of the harshest environments of the world. Additionally, SATCOM is the leading provider of ground segment equipment for the Cospas-Sarsat search and rescue system and incident management software for rescue coordination worldwide with more than 75% market share. Global Tracking revenues are derived from both product sales and recurring airtime and support services. In 2009, more than half of this segment’s revenue came from the services side of the business.

Tracking terminals are sold in three vertical markets — security, land tracking and maritime. The segment also offers end-to-end solutions in the various markets with the inclusion of its applications, systems integration, including tracking and mapping, multi-network communication gateways and communication devices. These products and services are sold to military for Blue Force Tracking systems used by NATO, and in the transport trucking market predominantly in the Americas, Africa and the Middle East. It provides critical logistics support to coalition forces in Afghanistan and Iraq.

8 of 105

Global Tracking markets and sells most of its equipment and services through its value-added-reseller network, and directly markets its emergency management products to end-user organizations in governments worldwide.

Products/Services	Key Features/Benefits	Selected Applications	Customers
Very Low Data Rate:
SAT202	Fourth-generation IsatM2M terminal, smaller, lighter, engineered in-house Near global operation	Tracking, M2M communications, fleet management, rapid alerting, ship ID and position	Maritime commercial and private trucking fleets, tuna fishing fleets, logistics security
“Osprey” Personnel Tracking Terminal	Cost effective messaging for small data payloads	Lone worker, Corporate Duty of Care, Personnel Security	NGO’s, Private Security Firms, Risk Management, Government, Military
Low Data Rate:
Satellite Packet Data Terminals	Iridium, Skyterra, and Inmarsat-based, two-way messaging, micro telemetry, geo fencing, security/panic alarm, Both regional and global services available	Transportation, Public Safety, Workforce Automation, Oil and Gas Remote Monitoring and Control, Force Tracking	NGOs, Long-Haul Trucking Companies, NATO, EU, U.S. Department of Defense
Emergency Management Products	Hardware and software for search and rescue (SAR) systems	Rescue and Mission Control Centers	Over 18 Governments Worldwide
Services and Support	24/7 global operations in 5 countries, lifecycle support maintenance, in-field subject-matter consulting expertise, network and airtime services

LXE

LXE’s rugged terminals and wireless wide-area networks (“WWAN”) have been installed at more than 7,500 sites worldwide, including the facilities of many Fortune 500 companies and some of the world’s largest materials-handling installations. In 2009, 2008 and 2007, approximately 51%, 56% and 55% of LXE’s net sales were generated outside the U.S., respectively.

A typical LXE system consists of mobile terminals that incorporate WLAN radios, automatic-identification capabilities, network access points that provide a radio link to the wired network and associated host computers, and software that manages and facilitates the communications process. LXE’s systems generally incorporate barcode scanning or other automatic-identification capabilities, and are primarily based on the 802.11 open system standards. Uses of these systems include employment of real-time data communications in directing and tracking inventory movement in a large warehouse, manufacturing facility, or container yard.

In 2009, LXE began placing greater emphasis on markets outside these core warehousing, manufacturing and intermodal markets. The introduction of the ultra-rugged MX9 handheld computer, which supports WWAN in a terrestrial cellular network, and the addition of WWAN support in the VX8 and VX9 vehicle-mount computers, are the first steps to migrate the product line in this direction. These products allow LXE to sell into a wider range of potential markets including field service, transportation, forestry, agriculture, mining, utilities and public safety. LXE also began shipping a custom version of the MX9 to Itron, the leading worldwide provider of utility meters and the systems used to read them, for use in their meter reading applications. This gives LXE a significant position in the tough outdoor data collection application. LXE products normally are used in conjunction with IT infrastructure products provided by others, such as host computer systems and inventory-management or other applications software.

LXE generally designs and manufactures the mobile computers it sells for use in wireless systems. In addition, LXE sells certain handheld models that it jointly designed with original equipment manufacturers. LXE’s computers are grouped into three product families: handheld units, hands-free units that can be worn on the

9 of 105

wrist or hip and operated using a keypad or voice and units that are mounted on a forklift, truck or other vehicle. LXE has also developed “hybrid” units, which easily detach from vehicle-mounting hardware to operate as a handheld device. All are ruggedized to withstand harsh conditions in warehouses, port facilities and outdoor environments. The latest generation of mobile computers has significantly more computing power than previous models, supports the Windows® and Windows CE® operating systems, and offers improved power-management features and superior ergonomics. Radio access points and other infrastructure products are generally acquired from third parties for resale and installation by LXE. With the acquisition of Akerstroms Trux AB, LXE has expanded its product offerings to include mobile computers for warehouse and production environments that support the Windows XP® operating systems.

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

Equipment is marketed directly to end-users and through distributors, and integrators (such as value-added resellers who provide inventory management software) that incorporate it with their products and services for sale and delivery to end users.

Products/Services	Key Features/Benefits	Selected Applications	Customers
Handheld Terminals	Small, lightweight and rugged, providing true mobility	Warehousing, Logistics
Vehicle-Mounted Terminals	Heavier-duty design for use on forklifts, cranes, and other material handling vehicles		Consumer product manufacturers, Third-party logistics providers, Retailers,
Wearable Terminals	Very small and lightweight with ergonomic schemes for mounting on operators	Warehouse order picking	Container port operators
Wireless Networks	Communications link between mobile computers and local network, primarily based on 802.11 standard
Host connectivity software; accessory products; maintenance services	Industry-standard connectivity to various host computers; enhanced system functionality; extended service on either a contract or pay-as-you-go basis

Defense & Space

D&S principally develops advanced microwave-based RF systems for a broad range of military and defense electronics applications. D&S provides military and defense customers with critical RF systems and subsystems for terrestrial, airborne and space-based communication; radar and electronic warfare systems; and advanced surveillance, electronic counter-measure and secure communications capabilities.

D&S products are also used in a number of commercial and civil ventures. D&S products are sold primarily to space and defense prime contractors or commercial communications systems integrators rather than to end-users, and are deployed on airborne, naval, terrestrial and space platforms.

Defense markets are vital to D&S. Secure communications as well as intelligence and surveillance systems are being developed or significantly upgraded as a part of the U.S. Department of Defense’s initiatives to

10 of 105

transform military communications and to achieve “information dominance” over adversaries. D&S also performs research and development services directly for the U.S. Department of Defense. Our D&S facilities meet requirements for performing on classified military programs, including special access, military programs, and over 250 of our personnel hold Department of Defense security clearances.

Products/Services	Key Features/Benefits	Selected Applications	Programs
Communications- On-The-Move Data Link and Satcom Antenna Systems	Low weight, low profile, low radar signature (stealth), high performance and agile beam antennas, RF electronics, and positioning systems	Military tactical communications (airborne, ship, ground mobile, and soldier)	F-22 Intra-Flight Data Link, High Altitude Long Endurance (HALE) Datalink, Hawklink MH-60 Datalink, WIN-T Army Mobile DataLinks, Navy Airborne Data Links, Panasonic.
		Military and commercial SATCOM communications (airborne, ground mobile, and soldier)	Manpack Portable GBS Suite
Radar Microwave Systems	Low loss, high power ferrite components and electronic systems, and RF front end RADAR panels and conformal millimeter wave radar antenna systems that allow for co-boresighting of laser and EO/IR for tri-mode missile seekers	Defense electronic surveillance and countermeasure and Precision strike air-to-ground missiles	EW - F-16, AQL-211 Radar - Phalanx, JSTARS, TPQ-37 and Joint Air to Ground Missile (JAGM), Small Diameter Bomb II
Space Hardware Systems	Microwave subsystems capable of high-frequency, low noise, high-power and fast switching, facilitating jam-resistant, secure mobile communications	High-rate commercial and secure military communications	Wideband Global SATCOM (WGS), Advanced EHF (AEHF), National Security Programs, W2A, Skynet 5, Hylas 2, Yahsat

Additional information regarding our revenues, earnings and total assets for each of our reportable operating segments, and the revenues and assets for each major geographic area for 2009, 2008 and 2007, is included in Note 5 of our consolidated financial statements included immediately following the signature page to this Annual Report on Form 10-K.

Acquisitions Completed in 2009

Formation

We acquired Formation, Inc. (“Formation”) of Moorestown, NJ on January 9, 2009. Formation has approximately 110 employees and designs and manufactures equipment and software products and provides related engineering services for the defense, aviation, data communications and transportation industries. Its products include rugged hard disks, advanced integrated recorders, avionics-class servers, and rugged wired and wireless networks. Formation’s fastest-growing products are its rugged servers and cabin Wireless Access Points (“WAP’s”), which enable aircraft broadband systems to extend connectivity to laptops and personal digital assistants (“PDA’s”). Formation’s equipment supports in-flight communications regardless of whether the connectivity is through terrestrial or satellite-based networks. Formation is an approved direct supplier to Airbus and also is a major supplier to Rockwell Collins, Aircell and Panasonic. Formation and other EMS businesses have common supplier relationships and complementary customer bases in the avionics, defense and transportation markets.

Acquiring Formation signalled our continued investment in its aero-connectivity strategy to become a more comprehensive solutions provider. Our goal is to meet the growing demand for aeronautical communications from airlines and business aircraft owners, as well as governments. With Formation, we cover the spectrum of air-connectivity solutions, delivering the platforms and systems that airlines can use across multiple satellite platforms. Since its acquisition, Formation’s financial results have been included in our Communications & Tracking segment. In 2010, its financial results will be included in our newly formed Aviation segment.

11 of 105

Satamatics

Satamatics Global Limited (“Satamatics”) was acquired on February 13, 2009. Satamatics has approximately 50 employees and is a global telematics company, providing customized, end-to-end tracking and monitoring solutions that will work anywhere in the world. Operating with Inmarsat’s IsatM2M satellite service, Satamatics enables land transport, security, maritime and oil and gas organizations to locate, track and communicate with mobile assets, to safeguard fleets, cargo and personnel, and to monitor fixed assets in the world’s most hostile and remote areas. Founded in 2001, Satamatics has an extensive worldwide distribution network of value-added resellers, but also supplies direct to end users complete tracking and monitoring solutions (equipment, airtime and mapping) for land transport, oil and gas, and maritime industries.

The Satamatics acquisition complements our existing Iridium- and Inmarsat-based tracking solutions. Acquiring Satamatics extended our satellite capabilities into the growing M2M market using low-cost satellite data terminals, and further strengthened EMS as a market leader in satellite-based applications for tracking people and assets worldwide. We anticipate significant synergies with our current satellite-based helicopter and military-vehicle tracking businesses. In particular, we expect promising growth for security and logistics applications in the road transport market, particularly in South America, Africa and the Middle East. Since its acquisition, Satamatics’ financial results have been included in our Communications & Tracking segment. In 2010, its financial results will be included in our newly formed Global Tracking segment.

With these acquisitions, we believe we have the capabilities to adapt products and technologies from one aero-connectivity application to another, enabling us to get to market faster and more profitably than companies entering the market today.

Acquisitions Completed in 2008

Akerstroms Trux

We acquired Akerstroms Trux AB (“Trux”) of Bjorbo, Sweden in February 2008. At that time, Trux had approximately 20 employees. Trux was an international company with focus on development, sales and marketing of robust and reliable vehicle-mount computing solutions for warehousing and production environments in the Nordic region. The acquisition of Trux brought us a new, market-ready Windows XP-based product line targeted at customers running advanced wireless applications in demanding warehousing and production environments. Since its acquisition, Trux’s product line, manufacturing process, employees and financial results have been integrated into our LXE operating segment.

Sky Connect

We acquired Sky Connect, LLC (“Sky Connect”) of Takoma Park, MD in August 2008. Sky Connect has approximately 20 employees and offers a range of satellite-based tracking, text messaging, and telephone systems for airborne, ground-based, and marine applications in both the commercial and government markets. Sky Connect provides automated flight tracking with true worldwide coverage. Aircraft phone systems support headset interfaces plus corded or cordless handsets. Sky Connect uses the Iridium satellite network for complete earth coverage and mission effectiveness.

Sky Connect’s innovative and flexible offering provides 100 percent global coverage on the Iridium satellite network and continues to lead the industry in the development of integrated Machine-to-Machine (“M2M”) and voice applications. Iridium is the platform of choice for tracking of aviation, marine and land-mobile assets on the move, with over 50,000 M2M data units deployed.

Acquiring Sky Connect complemented our aero-connectivity strategy by adding Iridium hardware and a services business targeting the growing general aviation market. In addition, Sky Connect’s efforts with Qantas, Air New Zealand and El Al paralleled our similar expansion into the air transport market. Since its acquisition, Sky Connect’s financial results have been included in our Communications & Tracking segment. In 2010, its financial results will be included in our newly formed Aviation segment.

12 of 105

Sales and Marketing

Communications & Tracking markets its products and services to a variety of customers including major airframe manufacturers, avionics original equipment manufacturers (“OEM”), aircraft operators and owners. It provides products and solutions through key integrators, a network of completion centers that install aeronautical products and value-added resellers.

LXE markets its products and services through distributors, integrators (such as value-added resellers who provide inventory management software) that incorporate it with their products and services for sale and delivery to end users and directly to end users. LXE also markets its products and services across North America and through eight international subsidiaries (seven in Europe) through a direct sales force, all assisted by inside sales and sales support staff, and through independent marketing representatives.

Our D&S unit produces highly technical products that are often co-engineered with the customer. For these products, internal personnel with strong engineering backgrounds conduct significant sales efforts. D&S also utilizes independent marketing representatives, both in the U.S. and internationally, selected for their knowledge of local markets and their ability to provide technical support and on-going, direct contact with current and potential customers. The development of major business opportunities for D&S often involves significant bid-and-proposal effort. This work often requires complex pre-award engineering to determine the technical feasibility and cost-effectiveness of various design approaches.

The markets for space and defense electronics comprise a relatively small number of large customers, which are typically first or second-tier contractors. Our D&S marketing efforts rely on on-going communications with this base of potential customers, to determine customers’ future needs and to inform customers of our capabilities and recent developments. Technical support and service after the sale are also important factors that affect our ability to maintain strong relationships and generate additional sales.

Research, Development and Intellectual Property

We spent $18.7 million, $20.1 million and $18.8 million in 2009, 2008 and 2007, respectively, on company-sponsored research and development. In addition, our work under government and commercial contracts for new wireless communications hardware creates new intellectual property that we own, which often leads to innovations that benefit us on future contracts and product development efforts; most of the costs for this work are included with the overall manufacturing costs for specific orders.

We use both patents and trade-secret procedures to protect our technology and product development efforts. With respect to patents, as of December 31, 2009, we owned 62 currently active U.S. patents, expiring 2011 through 2027, and 28 foreign patents expiring 2012 through 2022. We do not expect that any impending patent expirations to have a material effect on our business. In addition, as of December 31, 2009, we had pending applications for approximately 18 U.S. and 18 foreign patents, covering various technology improvements and other current or potential products. While we expect to continue to expand our patent activities, we also believe that many of our processes and much of our know-how are more efficiently and effectively protected as trade secrets, and we seek to maintain that protection through the use of employee and third-party non-disclosure agreements, physical controls and need-to-know restrictions.

In some cases, we rely on licenses from third parties under patent rights that could otherwise restrict our ability to market significant products. The principal instances of such licenses involve the integration of bar code scanners in certain LXE terminals under license from Motorola, and the development and sale of laser and imager-based products by LXE under license from Intermec Corporation (“Intermec”). In each case, the licenses are non-exclusive, and are noncancelable for the lives of the relevant patents except upon default by us.

Backlog

The backlog of firm orders related to continuing operations as of December 31, 2009, was $178.2 million, compared with $185.9 million as of December 31, 2008. We had $155.7 million of funded backlog and

13 of 105

$22.5 million of unfunded backlog as of December 31, 2009, as compared with $137.5 million of funded backlog and $48.4 million of unfunded backlog as of December 31, 2008.

Backlog is very important for our D&S segment due to the long delivery cycles for its projects. The backlog for D&S as of December 31, 2009 was $89.6 million compared with $114.9 million as of December 31, 2008. Many customers of our LXE segment typically require short delivery cycles. As a result, LXE usually converts orders into revenues within a few weeks, and it generally does not build up a significant order backlog that extends substantially beyond one fiscal quarter except for annual or multi-year maintenance service agreements. Our Communications & Tracking segment has projects with both short delivery cycles, and delivery cycles that extend beyond the next twelve months. Of the orders in backlog as of December 31, 2009, the following are expected to be filled in 2010: Communications & Tracking — 70%; LXE — 80%; and D&S — 50%. LXE’s backlog as of December 31, 2009 was nearly double that of December 31, 2008 mainly due to a shortage of certain component parts from LXE’s suppliers which caused a delay in the fulfillment of LXE’s orders received late in 2009. LXE is working closely with suppliers to identify and implement ways to resolve the sourcing issues. LXE is expecting to increase critical parts inventories in 2010 to avoid further delays.

Manufacturing

We have manufacturing operations in five facilities; four in the U.S., and one in Canada. We manufacture certain of our products in our manufacturing facilities, and for others, we source components from foreign and domestic suppliers, and primarily perform final assembly and test functions. For our defense applications, we perform extensive manufacturing operations, including the production of advanced integrated electronic circuitry, the formulation and fabrication of unique ferrite-based ceramic materials, and precision machining. Our manufacturing strategy is:

•	to perform those functions for which we have special capabilities and that are most critical to quality and timely performance;

•	to equip ourselves with the modern tools we need to perform our manufacturing functions efficiently;

•	to use outside sources for functions requiring special skills that we do not have, or that do not offer attractive potential returns, or to perform standard tasks at a competitive price leaving our internal resources to focus on providing quicker response for tasks that require special needs and skills; and

•	to further improve the cost-effectiveness and time-to-market of our manufacturing operations.

All of our production activities have been ISO 9001:2000 certified, and are AS9100 certified where applicable. Our facilities, equipment and processes enable us to meet all quality and process requirements applicable to our products under demanding military and space hardware standards, and we are also certified by the U.S. Federal Aviation Administration and Transport Canada to manufacture equipment for installation on commercial aircraft.

Materials

We believe we have adequate sources for the supply of raw materials and components for our manufacturing and service needs. Electronic components and other raw materials used in the manufacture of our products are generally available from several suppliers. However, LXE systems include barcode scanners in almost all orders, and a significant number of the scanners are purchased from an LXE competitor, Motorola. There are alternative suppliers that manufacture and sell barcode scanners, either independently or under license agreements with Motorola. We believe that many of LXE’s competitors also rely on scanning equipment purchased from or licensed by Motorola. In addition, LXE has a license agreement with Motorola that allows us to utilize Motorola’s patented integrated scanning technology in certain products.

Our advanced technology products often require sophisticated subsystems supplied or cooperatively developed by third parties having specialized expertise, production skills and economies of scale. Important examples include critical specialized components and subsystems required for successful completion of certain D&S

14 of 105

programs, and application-specific integrated circuitry and computers incorporated into LXE products. In such cases, the performance, reliability and timely delivery of our products can be heavily dependent on the effectiveness of those third parties.

Materials used in D&S products consist of magnetic microwave ferrites, metals such as aluminum and brass, permanent magnet materials and electronic components. Most of the raw materials for the formulation of magnetic microwave ferrite materials are purchased from two suppliers, while permanent magnet materials and space-qualified electronic components are purchased from a limited number of suppliers. Other electronic components and metals are available from a larger number of suppliers and manufacturers.

We believe that the loss of any supplier or subassembly manufacturer would not have a material adverse effect on our business as a whole. Generally, shortages of supplies and delays in the receipt of necessary components have not had a material adverse effect on shipments of our established products, although in 2009 we did encounter delays in supplies of certain component parts needed to fill pending orders at LXE, a situation that we believe reflected temporary capacity reductions in response to the slow economy rather than a longer-term capacity reductions. In addition, from time to time the rollout of new standard products and our performance on certain programs at our D&S and Communications & Tracking segments have been adversely affected by quality and scheduling problems with developers/suppliers of critical subsystems. In some cases, these problems have resulted in significant additional costs to us and in difficulties with our customers. Such problems could have a material adverse effect on us if they recur in the future.

Competition

We believe that each of our reportable segments is an important supplier in our principal markets. However, these markets are highly competitive, and some of our competitors have substantial resources that exceed ours. We also compete against smaller, specialized firms.

In Communications & Tracking’s markets, our competitors include Thrane & Thrane, Chelton, Ltd., Tecom, Qualcomm, and VP Miltope. LXE’s principal competitors include Intermec, Motorola, and Psion Teklogix. D&S competes with specialized divisions of large U.S. industrial concerns, such as Boeing, Lockheed Martin, L3 Communications, DRS Technologies, Inc., Northrop Grumman, Harris Corporation and BAE, as well as with companies outside the U.S., such as COMDEV. Some of these companies, as well as others, are both potential competitors for certain contracts and potential customers on other contracts. In addition, D&S occasionally experiences competition from existing or potential customers when these customers choose to develop and manufacture products internally rather than purchasing them from us.

We believe that the key competitive factors in all of our reportable segments are product performance (including quality and reliability), technical expertise and on-going support to customers, time-to-market, time-to-ship and adherence to delivery schedules and price.

Employees

As of December 31, 2009, we had approximately 1,300 employees. Approximately 55% of our personnel are directly involved in engineering or manufacturing activities. No employees are represented by a labor union. Management believes that our relationship with our employees is good.

Regulatory Matters

Certain of our products are subject to regulation by various agencies in the U.S. and abroad. Our airborne satellite communications products used in civil aviation applications are subject to continued compliance with applicable regulatory requirements. Our airborne products sold in the U.S. are required to comply with Federal Aviation Administration regulations, and similar agencies in other countries in which those systems are sold that govern production and quality systems, airworthiness and installation approvals, repair procedures and continuing operational safety. Some of our products, such as radio frequency transmitters and receivers, must also comply with U.S. Federal Communications Commission regulations governing authorization and operational approval of telecommunications equipment.

15 of 105

Our products used in defense applications are subject to a variety of federal regulations. Our contract costs and accounting practices are audited periodically by the Defense Contract Audit Agency. Audits and investigations are conducted from time to time to determine if the performance and administration of our U.S. Government contracts are compliant with applicable contractual terms, including federal procurement regulations and statutes which include, in many cases, security requirements related to classified military programs.

Our products for use in defense applications and on satellites are subject to the U.S. State Department’s International Traffic in Arms Regulations, and as a result we must obtain licenses in order to export these products or to disclose their non-public design features to persons who are not citizens or permanent residents of the United States. We have trained internal personnel to monitor compliance, to educate our personnel on the restrictions and procedures and to process license applications. The licensing process occasionally prevents us from working with suppliers outside the U.S. on European or Asian space programs, and it also affects the extent to which we can involve our engineers from foreign locations on D&S programs, or use D&S engineers and capabilities to assist our non-U.S. operations on their products or programs.

Greenhouse gas emissions have increasingly become the subject of a large amount of international, national, regional, state and local attention. At this time, we do not believe that existing or pending climate change legislation, regulation, or international treaties or accords are reasonably likely to have a material effect in the foreseeable future on our business or markets that we serve or on our results of operations, capital expenditures or financial position. However, the enactment of cap-and-trade proposals would likely increase the cost of energy, including purchases of electricity, and of certain raw materials that we use. In addition, future environmental regulatory developments related to climate change, whether pursuant to future treaty obligations or statutory or regulatory changes, are possible, and could increase our operating, manufacturing and delivery costs.

We believe that our products and business operations are in material compliance with current standards and regulations. However, governmental standards and regulations may affect the design, cost and schedule for new products. In addition, future regulatory changes could require modifications in order to continue to market certain of our products.

AVAILABLE INFORMATION

EMS Technologies, Inc. makes available free of charge, on or through its website at www.ems-t.com, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Information contained on our website is not part of this report.

16 of 105

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the executive officers of the Company is set forth below:

John B. Mowell, age 75, was appointed Executive Director of the Company in December 2009. He has been serving as the Chairman of the Board of the Company since 2001. Mr. Mowell is President of Mowell Financial Group, Inc., Tallahassee, FL, an investment counseling firm, and Director and Chairman of the Board of Entegrion Inc., a privately held medical technologies company. He was formerly Chairman of the Board (1981-1990) and Chief Executive Officer (1985-1989) for Reflectone, Inc., Tampa, FL, a manufacturer of aircraft flight simulators and training systems for commercial and military markets. Mr. Mowell is past Chairman of the Florida State Board of Administration’s Investment Advisory Council for the $100 billion Florida state teacher’s retirement fund; and Founding President, past Chairman and Chairman Emeritus of The Economic Club of Florida.

Neilson A. Mackay, age 68, became President and Chief Executive Officer of the Company in November 2009. He served as Chief Operating Officer and Executive Vice President from July 2008, and as Executive Vice President - Strategy from December 2007. From March 2007 until December 2007, he held the positions of Vice President - Corporate Development and President of SATCOM, and from 2001 to 2007, he served as Senior Vice President and General Manager of SATCOM. He joined the Company in January 1993, when the Company acquired an Ottawa, Ontario-based space satellite communications business of which he served as President.

Gary B. Shell, age 55, was appointed Senior Vice President, Chief Financial Officer and Treasurer of the Company in May 2008. He previously served as Vice President, Finance from November 2007 and as Vice President, Corporate Finance (2004-2007), and in those capacities was the Company’s chief accounting officer. He had served as Director, Corporate Finance from 1998 to 2004. He joined the Company in 1983 as Corporate Financial Analyst. Mr. Shell is a certified public accountant, having formerly served on the audit staff of KPMG LLP.

Timothy C. Reis, age 52, became Vice President and General Counsel of the Company in August 2005. He is responsible for the legal affairs of the Company and its operating subsidiaries. Mr. Reis first joined the Company in 2001 as Assistant General Counsel. Previously, he was engaged in the private practice of law with King & Spalding and as in-house counsel for United Parcel Service and for Manufacturers Hanover, a New York bank, focusing his practice on intellectual property and technology transactions.

David M. Sheffield, age 48, became Vice President, Finance and Chief Accounting Officer of the Company in August 2008. From 2005 until 2008, Mr. Sheffield served as Vice President, Finance and Accounting, for Allied Systems Holdings, Inc., a vehicle-hauling company providing a range of logistics and other support services to the automotive industry. From 2003 to 2005, he served as Vice President and Chief Accounting Officer for Matria Healthcare, Inc. Mr. Sheffield, a certified public accountant, also held senior accounting and finance positions with Rubbermaid, Gulfstream Aerospace and Safety-Kleen, after beginning his career with Deloitte & Touche LLP.

R. Nim Evatt, age 68, was appointed Vice President and General Manager of the Company’s newly formed Aviation division in January 2010. He joined the Company in January 2009 when the Company acquired Formation, Inc. of which he had served as President and Chief Executive Officer since 1998. From 1991 to 1998 he was President and Chief Executive Officer of Liberty Technologies, a provider of condition-monitoring products and services for energy industries, and he previously led General Electric Power Systems’ installation and service engineering business for Europe, Africa and the Middle East.

Stephen M. Newell, age 42, was appointed Vice President and General Manager of the Company’s LXE division in April 2009. He joined the Company’s SATCOM group in January 2003, and since then has been given assignments of increasing responsibilities, including appointment as Director, Military Aeronautical Sales in 2004, Vice President, Military Sales in May 2006, and Vice President, Sales from May 2006 to March 2007 at SATCOM. Prior to joining EMS, Mr. Newell was Manager of Avionics Systems at AIRIA, Inc. from

17 of 105

November 2000 to January 2003, where he was responsible for the development of the Company’s Inmarsat-based aeronautical television system.

Adoption of Shareholder Rights Plan

On July 27, 2009, our Board of Directors adopted a Shareholder Rights Plan (the “Plan”) to replace a similar plan adopted in 1999 that expired on August 6, 2009. Under the Plan, a dividend distribution of one right for each our outstanding common shares was made to shareholders of record at the close of business on August 7, 2009. Upon the occurrence of certain triggering events, as set forth in the Plan, the rights would become exercisable.

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

Risks Related to Our Operations

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

Unfavorable economic or financial market conditions or other developments may affect the fair value of one or more of our business units and increase the potential for additional asset impairment charges that could adversely affect our earnings.

As of December 31, 2009, we had approximately $60.3 million of goodwill and $49.3 million of other intangible assets on our consolidated balance sheet, collectively representing approximately 29% of our total assets. We test goodwill for impairment on an annual basis in the fourth quarter of the year. We are also required to test goodwill and other long-lived assets on an interim basis if an event occurs or circumstances change which indicate that an asset might be impaired. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in our share price and market capitalization, a decline in expected future cash flows for one or more of our business units (including our recently acquired businesses), a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower-than-expected growth rates, among others. We

18 of 105

recognized an impairment loss on the goodwill of $19.9 million associated with our LXE business in 2009 (refer to Note 3 of the consolidated financial statements for additional information). Our tests in the fourth quarter of 2009 for Formation, Satamatics and Sky Connect did not indicate an impairment. However, the estimated fair values did not exceed the carrying amount by a significant amount. If we are required to recognize an additional impairment loss in the future related to goodwill or long-lived assets, the related charge, although a noncash charge, could materially reduce reported earnings or result in a loss from continuing operations for the period in which the impairment loss is recognized.

If our commercial customers fail to find adequate funding for major potential programs, or our government customers do not receive necessary funding approvals, our net sales would decline.

To proceed with major programs, such as upgrades for satellite data-communications systems, our customers typically must obtain substantial amounts of capital, from either governmental or private sources. The availability of this capital is directly affected not only by general economic conditions, but also by political developments and by conditions in the private capital markets, which at times in recent years have been very unstable. If adequate funds are not available to our targeted customers for these programs, our expected net sales may be adversely affected. Large defense programs are often funded in multiple phases, requiring periodic further funding approvals, which may be withheld for a variety of political, budgetary or technical reasons, including the effects of defense budget pressures on near-term spending priorities. Such multi-year programs can also be terminated or modified by the government in ways adverse to us and, in many cases, with limited notice and without penalty. These developments would reduce our net sales below the levels we would otherwise expect.

We may encounter technical problems or contractual uncertainties, which can cause delays, added costs, lost sales and liability to customers.

From time to time we have encountered technical difficulties that have caused delays and additional costs in our technology development efforts. We are particularly exposed to this risk in new product development efforts and in fixed-price contracts on technically advanced programs at D&S and Communications & Tracking that require novel approaches and solutions. In these cases, the additional costs that we incur may not be covered by revenue commitments from our customers, and therefore reduce our earnings. In addition, technical difficulties can cause us to miss expected delivery dates for new product offerings, which could cause customer orders to fall short of expectations.

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

19 of 105

Our products are subject to a variety of certification requirements of the Federal Aviation Administration (FAA) and the Federal Communications Commission (FCC), including stringent standards for performance, reliability and manufacturing processes. Our failure to meet any of these standards, which may involve complex testing and technical issues, could limit our ability to market these products and thereby reduce our sales and earnings. Our sales and earnings may also be adversely affected by the costs and delays associated with meeting these standards and obtaining the required certifications.

Products that we sell for installation on aircraft must receive approvals and certifications from the FAA, and generally must be produced in facilities that are themselves FAA-certified. In addition, many of the products we sell require FCC approval or certification before our customers are permitted to use them. The applicable standards are rigorous, can be costly to meet, and must be met on a continuing basis. The approval and certification standards for our aviation products require that we meet standards for performance and reliability, as well as for the appropriateness of products for particular aircraft types, and our facilities must meet standards for consistent and reliable production processes. FCC certification of our products requires that we demonstrate technical performance in accordance with certain required RF characteristics. We have generally been successful in obtaining required product approvals and certifications, and the facilities in which we produce aviation products currently hold all required certifications. However, in the past we have addressed, or we currently are addressing, technical issues raised by the FAA and the FCC with respect to certain products, and such technical issues or changes in applicable standards could affect any of these certifications, or cause us to incur significant expense or delays in marketing our products.

If we cannot continue to rapidly develop, manufacture and market innovative products and services that meet customer requirements for performance and reliability, we may incur development costs that we cannot recover and our net sales and earnings will suffer.

The process of developing new wireless communications products is complex and uncertain, and failure to anticipate customers’ changing needs and emerging technological trends accurately, or to develop or obtain appropriate intellectual property, could significantly harm our results of operations. In many instances we must make long-term investments and commit significant resources before knowing whether our investments will eventually result in products that the market will accept. If our new products are not accepted by the market, our net sales and earnings will decline.

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

Our competitors’ marketing and pricing strategies could make their products more attractive than ours. This could cause reductions in customer orders or our profits.

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

20 of 105

schedule is delayed by technical development issues. These problems could cause our net sales or profitability to be less than expected.

Our products may inadvertently infringe third-party patents, which could create substantial liability to our customers or the third-party patent owners.

As we regularly develop and introduce new technology, we face risks that our new products or manufacturing techniques may infringe valid patents held, or currently being processed, by others. The earliest that the U.S. Patent Office publishes patents is 18 months after their initial filing, and exceptions exist so that some applications are not published before they issue as patents. Thus, we may be unaware of a pending patent until well after we have introduced an infringing product. In addition, questions of whether a particular product infringes a particular patent can involve significant uncertainty. As a result of these factors, third-party patents may require us to redesign our products and to incur both added expense and delays that interfere with marketing plans. We may also be required to make significant expenditures from time to time to defend or pay damages or royalties on infringement claims, or to respond to customer indemnification claims relating to third-party patents. Such costs could reduce our earnings.

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

In addition to our requirements for basic materials and electronic components, our advanced technological products often require sophisticated subsystems supplied or cooperatively developed by third parties. To meet those requirements, our suppliers must have specialized expertise, production skills and economies of scale, and in some cases there are only a limited number of qualified potential suppliers. Our ability to perform according to customer contract requirements, or to introduce new products on the desired schedule, can be heavily dependent on our ability to identify and engage appropriate suppliers, and on the effectiveness of those suppliers in meeting our development and delivery objectives. If these highly skilled suppliers are unavailable when needed, or fail to perform as expected, our ability to meet our performance obligations to our customers could be affected and our net sales and earnings could decline.

21 of 105

Changes in regulations that limit the availability of licenses or otherwise result in increased expenses could cause our net sales or earnings to decline.

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

Additional environmental regulation could increase costs and adversely affect our future earnings.

Greenhouse gas emissions have increasingly become the subject of a large amount of international, national, regional, state and local attention. Any enactment of cap-and-trade proposals would likely increase the cost of energy, including purchases of electricity, and of certain raw materials used by us. In addition, future environmental regulatory developments related to climate change, whether pursuant to future treaty obligations or statutory or regulatory changes, are possible, and could increase our operating, manufacturing and delivery costs.

The export license process for space products is uncertain, increasing the chance that we may not obtain required export licenses in a timely or cost-effective manner.

Our products for use on commercial satellites are included on the U.S. Munitions List of the U.S. International Traffic in Arms Regulations and are subject to U.S. State Department licensing requirements. The licensing process for our products for use on commercial satellite and many of our other products is time-consuming, and political considerations can increase the time and difficulty of obtaining licenses for export of technically advanced products. The license process may prevent particular sales, and generally has created schedule uncertainties that encourage foreign customers, such as those in Western Europe, to develop internal or other foreign sources rather than use U.S. suppliers. If we are unable to obtain required export licenses when we expect them or at the costs we expect, our net sales and earnings could be adversely affected.

Export controls on space technology restrict our ability to hold technical discussions with foreign customers, suppliers and internal engineering resources, which reduces our ability to obtain sales from foreign customers or to perform contracts with the desired level of efficiency or profitability.

U.S. export controls severely limit unlicensed technical discussions with any persons who are not U.S. citizens or permanent residents. As a result, we are restricted in our ability to hold technical discussions between U.S. personnel and current or prospective customers or suppliers outside the U.S., between Canadian personnel and current or prospective U.S. customers or suppliers, and between U.S. employees and our other employees outside the U.S. These restrictions reduce our ability to win cross-border space work, to utilize cross-border supply sources, and to deploy technical expertise in the most effective manner.

Economic or political conditions in other countries could cause our net sales or earnings to decline.

International sales significantly affect our financial performance. Approximately $107.2 million, $132.5 million and $111.7 million, or 29.8%, 39.6% and 38.8% of our net sales for 2009, 2008, and 2007, respectively, were derived from customers residing outside of the U.S. Adverse economic conditions in our customers’ countries, mainly in Western Europe, Latin America and the Pacific Rim, have affected us in the past, and could adversely affect future international revenues in all of our businesses, especially LXE. Unfavorable currency exchange rate movements can adversely affect the marketability of our products by increasing the local-currency cost. In addition to these economic factors directly related to our markets, there are risks and uncertainties inherent in doing business internationally that could have an adverse effect on us, such as potential adverse effects of political instability or changes in governments, changes in foreign income tax laws,

22 of 105

and restrictions on funds transfers by us or our customers, as well as unfavorable changes in laws and regulations governing a broad range of business concerns, including proprietary rights, legal liability, and employee relations. All of these factors could cause significant harm to our net sales or earnings.

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

Most of our sales are on an open credit basis, with typical payment terms of up to 60 days in the U.S. and, because of local customs or conditions, longer in some markets outside the U.S. In the past, certain of our customers have experienced credit problems, up to and including bankruptcy. Although any resulting loss has not been material to date, future losses, if incurred, could harm our business and have an adverse effect on our operating results and financial condition. Additionally, to the degree that the recent turmoil in the credit markets makes it more difficult for some customers to obtain financing, our customers’ ability to pay could be adversely impacted, which in turn could have an adverse impact on our business, operating results, and financial condition.

23 of 105

Our products typically carry warranties, and the costs to us to repair or replace defective products could exceed the amounts we have experienced historically.

Most of our products carry basic warranties of between one and five years, depending on the type of product. For certain products, customers can purchase warranty coverage for specified additional periods. If our products are returned for repair or replacement under warranty or otherwise under circumstances in which we assume responsibility, particularly if at a higher rate than we expect based on historical experience, we can incur significant costs that may be in excess of the allowances that we have established based on our historical warranty cost levels, which would reduce our earnings.

Changes in our consolidated effective income tax rate and the related effect on our results can be difficult to predict.

We earn taxable income in various tax jurisdictions around the world. The rates of income tax that we pay can vary significantly by jurisdiction, due to differing income tax rates and benefits that may be available in some jurisdictions and not in others. In particular, our earnings in Canada are subject to very low income taxes due to research-related tax incentives. As a result, our overall effective income tax rate depends upon the relative annual income that we earn in each of the tax jurisdictions where we do business, and the rate reported in our quarterly financial results depends on our expectations for such relative earnings for the balance of the year. Thus, even though our actual or expected consolidated earnings before taxes could remain unchanged, our income tax expenses and net earnings may still increase or decrease, depending upon changes in the jurisdictions in which we have generated or expect to generate those earnings.

We may not effectively manage possible future growth, which could result in reduced earnings.

Historically, we have experienced broad fluctuations in demand for our products and services. These changes in demand have depended on many factors and have been difficult to predict. In recent years, there has also been an increasing complexity in the technologies and applications in certain of our businesses. These changes in our businesses place significant demands on both our management personnel and our management systems for information, planning and control. If we are to achieve further strong growth on a profitable basis, our management must identify and exploit potential market opportunities for our products and technologies, while continuing to manage our current businesses effectively. Furthermore, our management systems must support the changes to our operations resulting from our business growth. If our management and management systems fail to meet these challenges, our business and prospects will be adversely affected.

We may make acquisitions and investments that could adversely affect our earnings or otherwise fail to perform as expected.

To support growth, we have made and may continue to make acquisitions of and investments in businesses, products and technologies that could complement or expand our businesses. However, if we should be unable to successfully negotiate with a potential acquisition candidate, finance the acquisition, or effectively integrate the acquired businesses, products or technologies into our existing business and products, our net sales and earnings could be adversely affected. Furthermore, to complete future acquisitions, we may issue equity securities, incur debt, assume contingent liabilities or the risk of unknown liabilities, or we may incur amortization expenses or write-downs of acquired assets as a result of future acquisitions, all of which could cause our earnings or earnings per share to decline. In addition, under newly adopted Statement of Financial Accounting Standards No. 141(R), Business Combinations, which is now included in the FASB Accounting Standards Codificationtm (“ASC”) Topic 805, effective for us for business combinations completed after January 1, 2009, we are required to record certain acquisition-related costs and other items as current period expenses, reducing our reported earnings in the period in which an acquisition is consummated, and to reflect post-closing changes in the fair value of contingent consideration as a charge (or credit) to reported earnings. We also may acquire businesses that do not perform as we expect, are subject to undisclosed or unanticipated liabilities, or are otherwise dilutive to our earnings.

24 of 105

We have residual liabilities under the terms of our sales of discontinued businesses.

We have reserved amounts we believe to be adequate to cover our potential liabilities that we consider probable and estimable on actual claims asserted under warranties and representations that we made in connection with our prior dispositions of discontinued operations. However, payment of such contingent liabilities would decrease our cash, and if the final resolution of such liabilities exceeded our reserves, our results of discontinued operations would also be adversely affected.

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

The market price of our stock will fluctuate in the future, and such fluctuations could be substantial. Price fluctuations may occur in response to a variety of factors, including:

•	actual or anticipated operating results;

•	the limited average trading volume and public float for our stock, which means that orders from a relatively few investors can significantly impact the price of our stock, independently of our operating results,

•	announcements of technological innovations, new products or new contracts by us, our customers, our competitors or our customers’ competitors;

•	government regulatory action;

•	developments with respect to wireless and satellite communications; and

•	general market conditions.

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

25 of 105

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

Our corporate headquarters, and D&S’s and LXE’s domestic operations are located in four buildings, three of which we own comprising approximately 290,000 square feet of floor space on 21 acres, as well as one that is leased totaling approximately 37,000 square feet (lease expires in 2015), all located in a suburb of Atlanta, Georgia. These facilities include drafting and design facilities, engineering laboratories, assembly and test areas, materials storage and control areas, and offices.

We lease approximately 160,000 square feet of office and manufacturing space for our Communications & Tracking segment, with the majority located in Ottawa, Ontario (lease to expire in 2017), with other facilities located in Moorestown, NJ (lease to expire in 2013), Tewkesbury, UK (lease to expire in 2012), and in Takoma Park, MD (lease to expire in 2011).

We lease several small sites in the U.S., Europe, Singapore, the UAE, and China for LXE sales offices. If any of these leases are terminated, we believe we could arrange for comparable replacement facilities on similar terms.

Item 3.	Legal Proceedings

Prior to 2007, we disposed of our S&T/Montreal, SatNet, and EMS Wireless divisions. The sales agreements for each of these disposals contained standard indemnification provisions for various contingencies that could not be resolved before the dates of closing and for various representations and warranties provided by us and the purchasers. In 2008, the purchaser of EMS Wireless asserted claims under such representations and warranties. The parties agreed to arbitration, which commenced in the third quarter of 2009. In March 2010, we received an interim decision from the arbitrator on these claims awarding the purchaser a total of approximately $9.2 million under the warranty provisions of the purchase agreement. As a result, we accrued a liability for the award costs in discontinued operations in 2009. The interim award will not become final until the arbitrator determines awards of costs and attorneys’ fees, which the parties will be briefing in the near

26 of 105

future. It is not possible at this time to determine the amount of any additional award, but any such award would be reflected in discontinued operations when it becomes probable and estimable.

We are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4.	[Reserved]

27 of 105

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The common stock of EMS Technologies, Inc. is traded on the NASDAQ Global Select Market (symbol ELMG). At March 19, 2010, there were approximately 400 shareholders of record, we believe that there were approximately 2,900 beneficial shareholders, based upon broker requests for distribution of Annual Meeting materials. The price range of the stock is shown below:

	2009 Price Range		2008 Price Range
	High	Low	High	Low

First Quarter	$26.48	17.07	$27.71	27.18
Second Quarter	21.45	16.93	22.29	21.63
Third Quarter	23.17	17.55	22.04	21.50
Fourth Quarter	20.37	12.00	26.72	25.00

We have never paid a cash dividend with respect to shares of our common stock, and have retained our earnings to provide cash for the operation and expansion of our business. We cannot currently declare or make any cash dividends without the consent of the lenders in our revolving credit agreement. Future dividends, if any, will be determined by the Board of Directors in light of the circumstances then existing, including our earnings and financial requirements and general business conditions.

The following table summarizes our repurchases of our common shares for the quarter ended December 31, 2009:

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum Number
			of Shares	( or Approximate
			Purchased as	Dollar Value) of
			Part of Publicly	Shares that May Yet
	(a) Total Number	(b) Average	Announced	Be Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased	Per Share	Program(1)	Programs(2)

October 2009 (October 4 to October 31)	-		-
November 2009 (November 1 to November 28)	-	-	-
December 2009 (November 29 to December 31)	20,600	12.13	20,600

Total	20,600	$12.13	20,600	$9.9 million

(1)	This balance represents the number of shares that were repurchased under our $20 million repurchase program (the Program) which was initially announced on July 30, 2008. Unless terminated earlier by resolution of our Board of Directors, the Program will expire when we have purchased all shares authorized for repurchase. The Program does not obligate us to repurchase any particular amount of common shares, and may be suspended or discontinued at any time without notice.

(2)	This balance represents the value of shares that could be repurchased in the future under the Program as of December 31, 2009.

28 of 105

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial data with respect to our operations. The data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto, which appear immediately following the signature page of this Annual Report on Form 10-K. The statement of operations data for each of the five years ended December 31, 2009, and the related balance sheet data have been derived from the audited consolidated financial statements (in thousands, except per share data).

	Years Ended December 31
	2009	2008	2007	2006	2005

Net sales	$359,972	335,045	287,879	261,119	225,887
Cost of sales	241,124	213,885	175,278	164,611	146,965
Selling, general and administrative expenses	87,722	81,426	74,561	66,335	56,944
Research and development expenses	18,662	20,110	18,773	15,816	11,754
Impairment loss on goodwill	19,891	-	-	-	-
Acquistion-related items	7,206	-	-	-	-

Operating (loss) income	(14,633)	19,624	19,267	14,357	10,224
Interest income	207	2,430	5,403	2,254	588
Interest expense	(2,181)	(1,679)	(1,953)	(1,921)	(3,304)
Foreign exchange loss, net	(808)	(586)	(1,390)	(710)	(288)

(Loss) earnings from continuing operations before income taxes	(17,415)	19,789	21,327	13,980	7,220
Income tax benefit (expense)	4,266	682	(2,080)	1,823	(2,094)

(Loss) earnings from continuing operations	(13,149)	20,471	19,247	15,803	5,126
Discontinued operations:
(Loss) earnings from discontinued operations before income taxes	(10,917)	-	(585)	24,427	(13,971)
Income tax benefit (expense)	4,001	-	82	(7,222)	(2,598)

(Loss) earnings from discontinued operations	(6,916)	-	(503)	17,205	(16,569)

Net (loss) earnings	$(20,065)	20,471	18,744	33,008	(11,443)

Net (loss) earnings per share:
Basic:
From continuing operations	$(0.87)	1.32	1.25	1.08	0.46
From discontinued operations	(0.45)	-	(0.03)	1.18	(1.48)

Net (loss) earnings	$(1.32)	1.32	1.22	2.26	(1.02)

Diluted:
From continuing operations	$(0.87)	1.31	1.24	1.08	0.46
From discontinued operations	(0.45)	-	(0.03)	1.17	(1.48)

Net (loss) earnings	$(1.32)	1.31	1.21	2.25	(1.02)

Weighted-average number of common shares outstanding:
Basic	15,169	15,452	15,354	14,621	11,179
Diluted	15,169	15,628	15,482	14,679	11,225

	As of December 31
	2009	2008	2007	2006	2005

Working capital related to continuing operations	$98,147	165,419	198,491	176,570	67,580
Total assets	374,145	327,365	323,800	291,684	225,341
Long-term debt, including current installments	27,750	10,552	13,720	14,857	43,408
Shareholders’ equity	237,091	242,742	247,126	213,083	113,656

No cash dividends have been declared or paid during any of the periods presented.

30 of 105

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have included forward-looking statements in management’s discussion and analysis of financial condition and results of operations. All statements, other than statements of historical fact, included in this report that address activities, events or developments that we expect or anticipate will or may occur in the future, or that necessarily depend upon future events, including such matters as our expectations with respect to future financial performance, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. Actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including those addressed at the end of this item and those discussed under the caption “Risk Factors” in Item 1A. of this Annual Report on Form 10-K. The historical results of operations are not necessarily indicative of future results.

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

As of 2009, our continuing operations include the following three reportable operating segments:

•	Communications & Tracking – Supplies a broad array of terminals and antennas that enable end-users in aircraft and other mobile platforms to communicate over satellite and air-to-ground links. This segment includes the previously reported Satellite Communications segment, and the newly acquired Formation, Inc. (“Formation”) and Satamatics Global Limited (“Satamatics”) product lines which include aeronautical wi-fi communications and data storage, aeronautical voice and tracking, and satellite-based machine-to-machine mobile communications (refer to “Acquisitions Completed in 2009” in Item 1 of this Annual Report and Note 2 to the Consolidated Financial Statements for additional information);

•	LXE – Provides rugged mobile terminals and wireless data networks used for logistics applications such as distribution centers, warehouses and container ports. LXE operates mainly in two markets: the Americas market, which is comprised of North, South and Central America; and the International market, which is comprised of all other geographic areas, with the highest concentration in Europe; and

•	Defense & Space (“D&S”) – Supplies highly engineered subsystems for defense electronics and sophisticated satellite applications from military communications, radar, surveillance and countermeasures to commercial high-definition television, satellite radio, and live TV for innovative airlines.

In early 2010, we realigned our business segments for strategic growth and replaced Communications & Tracking with two new segments, Aviation and Global Tracking.

•	Aviation - Includes SATCOM’s aeronautical business, and the Sky Connect and Formation businesses, which were acquired in August 2008 and January 2009, respectively. Aviation designs and develops satellite-based communications solutions through a broad array of terminals and antennas for the aeronautical market that enable end-users in aircraft and other mobile platforms to communicate over satellite and air-to-ground links. This segment also builds in-cabin connection devices and computers to process data on board aircraft, including rugged data storage, airborne connectivity, air-to-ground connectivity, and data recording and replay.

31 of 105

•	Global Tracking - Includes the asset tracking and emergency management operations of our SATCOM business, and the Satamatics business, which was acquired in February 2009. Global Tracking provides aeronautical voice and tracking, and satellite-based machine-to-machine mobile communications equipment and services to track, monitor and control remote assets, regardless of whether they are fixed, semi-fixed or mobile. Additionally, Global Tracking provides equipment for the Cospas-Sarsat search and rescue system and incident management software for rescue coordination worldwide.

This new segment structure will be presented beginning in 2010.

We sell LXE products and the majority of Communications & Tracking products for commercial applications. We sell D&S products primarily for defense and space applications. Sales of products for U.S. government end-use comprised 29.7%, 26.3% and 24.6% of our net sales in 2009, 2008 and 2007, respectively.

Our sales to customers in the U.S. accounted for 70.3%, 60.4% and 61.2% of our consolidated net sales in 2009, 2008 and 2007, respectively. The remainder of our sales were to customers in markets outside of the U.S. Net sales from our markets outside the U.S. have generally increased when the Euro and other local functional currencies have increased in value as compared with the U.S. dollar.

Financial and Performance Highlights of 2009

Following is a summary of significant factors affecting our business in 2009:

•	We completed the acquisitions of Formation and Satamatics on January 9, 2009 and February 13, 2009, respectively. In 2009, these newly acquired product lines along with Sky Connect, LLC (“Sky Connect”), which was acquired in August of 2008, generated $68.9 million of net sales, and losses of $1.8 million before income taxes. The loss includes a charge of $7.8 million for amortization of intangible assets.

•	Consolidated net sales were 7.4% higher in 2009 as compared with same period in 2008. Higher net sales at Communications & Tracking (reflected the newly acquired product lines), and D&S were partially offset in 2009 by lower net sales at LXE (reflecting the challenging global economic climate). Net sales from Communications & Tracking’s organic product lines were down for 2009, as compared with 2008, due to lower net sales from aeronautical products and from the Inmarsat development project that concluded in 2008 and, therefore, was not included in the 2009 results.

•	Our pre-tax loss from continuing operations of $17.4 million included a $19.9 million impairment loss on goodwill at LXE, $7.2 million of acquisition-related charges that are required to be reported as a current expense under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (which is now included in Financial Accounting Standards Board (“FASB”) Accounting Standards Codificationtm (“ASC”) Topic 805, Business Combinations), $7.8 million of amortization of intangible assets related to our new acquisitions, and approximately $3.9 million of severance costs.

•	Our markets continue to see the unfavorable impact of the economy and they are not immune to increasing pressures and risks. We expect that we will continue to be faced with these economic pressures through 2010. We recorded an impairment loss on goodwill of $19.9 million at our LXE segment in the fourth quarter of 2009. We concluded during our annual impairment evaluation that the carrying amount of LXE’s goodwill exceeded its implied fair value reflecting the unfavorable affects of the global economic climate on the projected future cash flows of our LXE business. The economy and other factors could cause a decline in expected future cash flows for one or more of our other business units (including our recently acquired businesses) and it is reasonably possible that we may be required to recognize additional impairment losses related to goodwill or other long-lived assets.

•	Our discontinued operations reported a loss before income taxes of $10.9 million in 2009. The loss was mainly a result of a $9.2 million liability recorded in 2009 for costs awarded in an interim award by an arbitrator for warranty claims under the provisions of the sales agreement of our former EMS Wireless division, and for legal costs of $1.5 million associated with the defense of these claims.

32 of 105

Description of Net Sales, Costs and Expenses

Net sales

The amount of net sales is generally the most significant factor affecting our operating income in a period. We recognize product-related net sales under most of our customer agreements when we ship completed units or complete the installation of our products. If multiple deliverables are involved in a revenue arrangement, or if software included in an offering is more than incidental to a product as a whole, we recognize revenue in accordance with ASC Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, or ASC Subtopic 985-605, Software-Revenue Recognition, as applicable. If the customer agreement is in the form of a long-term contract (mainly at D&S and to a lesser degree at Communications & Tracking), we recognize revenue under the percentage-of-completion method, using the ratio of cost-incurred-to-date to total-estimated-cost-at-completion as the measure of performance. Estimated cost-at-completion for each of these contracts is reviewed on a routine periodic basis, and adjustments are made periodically to the estimated cost-at-completion based on actual costs incurred, progress made, and estimates of the costs required to complete the contractual requirements. When the estimated cost-at-completion exceeds the contract value, the entire estimated loss resulting from the projected cost overruns is immediately recognized. If the customer agreement is in the form of a cost-reimbursement contract, we recognize revenue based on the type of fee specified in the contract, which is typically a fixed fee, award fee or a combination of both.

We also generate net sales from product-related service contracts, repair services, airtime and mapping services, and engineering services projects. We recognize revenue from product-related service contracts, extended warranties ratably over the life of the contract. We recognize revenue from repair services and tracking, voice, and data services as services are rendered. We recognize revenue from contracts for engineering services using the percentage-of-completion method for fixed price contracts, or as costs are incurred for cost-type contracts.

Cost of sales

Product cost of sales includes the cost of materials, payroll and benefits for direct and indirect manufacturing labor, engineering and design costs, outside costs such as subcontracts, consulting or travel related to specific contracts, and manufacturing overhead expenses such as depreciation, utilities and facilities maintenance. We also include amortization of intangible assets for development technologies in cost of sales.

We sell a wide range of advanced wireless communications products into markets with varying competitive conditions, and cost of sales as a percentage of net sales varies by product. Consequently, the mix of products sold in a given period is a significant factor affecting our operating income.

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

Service cost of sales is based on labor and other costs recognized as incurred to fulfill obligations under most of our service contracts, and the cost of airtime for providing tracking, voice and data services. Cost of sales for long-term engineering services contracts are based on labor and other costs incurred.

33 of 105

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses include salaries, commissions, bonuses and related overhead costs for our personnel engaged in sales, administration, finance, information systems and legal functions. Also included in SG&A expenses is amortization of intangible assets for trademarks, trade names and customer lists as well as costs of engaging outside professionals for consultation on legal, accounting, tax and management information system matters, auditing and tax compliance, and general corporate expenditures to other outside suppliers and service providers.

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

Acquisition-related items

Acquisition-related items include the costs of engaging outside professionals for legal, due diligence, business valuation, and integration services related to business combinations. The category also includes adjustments related to changes in the fair value of the earn-out liability associated with one acquisition completed in 2009.

Impairment loss on goodwill

An impairment loss on goodwill is recognized to the extent that a reporting unit’s carrying amount of goodwill exceeds the implied fair value of its goodwill, determined in accordance with ASC Topic 350, Intangibles-Goodwill and Other. Goodwill is evaluated for impairment annually, and between annual tests if an event or changes in circumstances indicate that the goodwill might be impaired. We complete our annual evaluation of goodwill for impairment in the fourth quarter of each fiscal year.

Interest income

Interest income is earned primarily from our investments in government-obligations money market funds, other money market instruments, and interest-bearing deposits.

Interest expense

We incur interest expense principally related to mortgages on certain facilities and our revolving credit facility. We incurred no interest expense in 2008 and 2007 related to borrowings under revolving credit facility because during those periods we had no borrowings outstanding under this facility.

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

34 of 105

We regularly assess our exposures to changes in foreign currency exchange rates and as a result, we enter into forward currency contracts to reduce those exposures. The notional amount of each forward currency contract is based on the amount of exposure for net assets or liabilities subject to changes in foreign currency exchange rates. We record changes in the fair value of these contracts in foreign exchange gains and losses in our consolidated statements of operations.

Income taxes

Typically, the main factor affecting our effective income tax rate each year is the relative proportion of taxable income that we expect to earn in Canada, where the effective rate is lower than in the U.S. and other locations. The lower effective rate in Canada results from certain Canadian tax benefits for research-related expenditures.

Discontinued operations

Prior to 2007, we disposed of our Space & Technology/Montreal (“S&T/Montreal”), Satellite Networks (“SatNet”) and EMS Wireless divisions. The losses reported in discontinued operations relate directly to the resolution of various contingencies, representations or warranties as specified under the standard indemnification provisions of the sales agreements. We record a liability related to a contingency, representation or warranty when management considers that the liability is both probable and can be reasonably estimated.

Results of Operations

The following table sets forth the percentage relationship of each line item to net sales for each period.

	Years Ended December 31
	2009		2008	2007

Product net sales	78.1%		81.6%	86.0%
Service net sales	21.9		18.4	14.0

Net sales	100.0		100.0	100.0
Product cost of sales as a percentage of product net sales	69.0		64.4	61.3
Service cost of sales as a percentage of service net sales	59.9		61.2	58.6
Cost of sales	67.0		63.8	60.9
Selling, general and administrative expenses	24.4		24.3	25.9
Research and development expenses	5.2		6.0	6.5
Impairment loss on goodwill	5.5		-	-
Acquisition-related charges	2.0		-	-

Operating (loss) income	(4.1)		5.9	6.7
Interest income	0.1		0.7	1.9
Interest expense	(0.6)		(0.5)	(0.7)
Foreign exchange loss, net	(0.2)		(0.2)	(0.5)

(Loss) earnings from continuing operations before income taxes	(4.8)		5.9	7.4
Income tax benefit (expense)	1.1		0.2	(0.7)

Net (loss) earnings from continuing operations	(3.7)		6.1	6.7

Discontinued operations:
Loss from discontinued operations before income taxes	(3.0)		-	(0.2)
Income tax benefit	1.1		-	-

Loss from discontinued operations	(1.9)		-	(0.2)

Net (loss) earnings	(5.6	) %	6.1%	6.5%

35 of 105

Years ended December 31, 2009 and 2008:

Net sales increased by 7.4% to $360.0 million from $335.0 million in 2009 as compared with 2008, reflecting growth in net sales from two of our three reportable operating segments, Communications & Tracking, and D&S, with increases of 41.3%, and 19.5%, respectively. The increase in net sales in the Communications & Tracking segment was the result of our recently acquired product lines. Such increases were partially offset by declines in net sales from Communications & Tracking organic product lines in 2009, as compared with 2008, and from the Inmarsat development project that was concluded in 2008 and therefore, not included in the 2009 results. D&S’s net sales were higher in 2009 mainly due to significant work performed on a military communications research project and increased activity on both military and commercial programs. LXE’s net sales in 2009 were $36.4 million lower than the same period in 2008, a decrease of 25.0%, with a decrease in net sales in both the Americas and International markets.

Product net sales increased by 2.9% to $281.2 million in 2009 as compared with 2008. This was primarily due to the product net sales generated from our recently acquired product lines and increased activity on both defense and commercial programs, including significant work to supply phase-shifter products for a military program, and antennas for systems that provide connectivity to the internet, live television programs and cellular services on-board commercial aircraft. These increases were partially offset by a lower number of terminals shipped by LXE in both the International and Americas markets and lower net sales of high-speed-data aeronautical products from the organic product lines of Communications & Tracking. Service net sales increased by 27.6% to $78.8 million in 2009 as compared with the same period in 2008, mainly due to significant work performed on a military communications research project by D&S, and the service revenue generated from our newly acquired product lines at Communications & Tracking. As a result, service net sales comprised a higher percentage of total net sales in 2009 as compared with 2008.

Overall cost of sales as a percentage of consolidated net sales was higher in 2009 as compared with 2008 due to higher cost-of-sales percentages reported by each of our three reportable operating segments. Product cost of sales as a percentage of net sales, was higher in 2009 as compared with 2008. The increase in product cost of sales as a percentage of net sales was mainly due to the acquisition of the new product lines in 2009 at Communications & Tracking which had a higher cost-of-sales percentages than our existing SATCOM business, primarily due to the amortization of intangible assets, and a higher percentage of net sales generated by our D&S segment, which has a higher cost-of-sales percentage than our other two reportable operating segments. Product cost of sales was also higher due to a lower production volume by our LXE segment over which fixed costs were absorbed, and an unfavorable effect of changes in foreign currency exchange rates, and additional severance costs of $1.8 million recorded in 2009 for a reduction in workforce across all divisions to realign the staffing needs of the business with current economic conditions. Service cost of sales as a percentage of net sales was lower in 2009 as compared with 2008. The decrease in the service cost-of-sales percentage was mainly due to an increase in service revenue from our newly acquired product lines at Communications & Tracking which had a lower cost-of-sales percentage than our other two operating segments. Service cost of sales as a percentage of net sales was also lower in 2009 as compared with 2008 due to lower volume of repairs experienced under existing maintenance contracts at our D&S and LXE segments in 2009.

SG&A expenses as a percentage of consolidated net sales increased slightly in 2009 as compared with 2008. Actual expenses grew by $6.3 million in 2009 as compared with 2008 mainly due to the additional costs related to the acquired product lines, including additional amortization of intangible assets. These additional costs were partially offset by the impact of management’s continued cost reduction efforts and the favorable effect of changes in foreign currency exchange rates on our LXE and SATCOM international operations.

R&D expenses were $1.4 million lower in 2009 than in 2008 mainly due to additional funding received from the Canadian government under a program to encourage technology development in areas such as satellite communications, reduced spending due to cost control measures, and the completion of certain internal development programs at SATCOM and LXE in 2009. R&D expenses were also lower due to the favorable effect of changes in foreign currency exchange rates in 2009. These decreases in expenses were partially offset by additional R&D expenses related to our recently acquired product lines.

36 of 105

An impairment loss on goodwill of $19.9 million was recorded by our LXE segment in 2009. We completed our annual evaluation for goodwill impairment in the fourth quarter of 2009 and concluded that the goodwill of our LXE segment might be impaired, since the estimated fair value of the reporting unit was less than the carrying amount. The amount of the impairment loss was determined by comparing the carrying amount of the goodwill for the reporting unit to the implied fair value of the goodwill determined in accordance with current accounting standards. While the carrying amount exceeded the estimated fair value by only $6.0 million, the impairment loss was measured as $19.9 million. The requirements to determine the impairment loss stipulate that the estimated fair value of all assets and liabilities of the reporting unit be determined similar to the method used in a business combination. The aggregate fair value of the assets and liabilities, including those not reflected in the carrying amount, is compared to the estimated reporting unit fair value with the difference being implied goodwill. The excess of goodwill on the balance sheet and this implied goodwill is the impairment loss. For a reporting unit with unrecognized intangible assets or other assets whose fair value exceeds the carrying amount, the impairment loss will exceed the reporting unit fair value deficiency since the accounting rules do not allow for a step up in fair value for these other assets in this process.

Goodwill in our consolidated balance sheet as of December 31, 2009 includes the remaining goodwill of LXE of $1.8 million and the goodwill related to the acquisitions of Formation, Satamatics and Sky Connect, for which no impairment was indicated in 2009.

Acquisition-related charges were $7.2 million in 2009. These charges were primarily for professional fees for legal, due-diligence, valuation, and integration services for the acquisition of our Formation and Satamatics businesses, as well as increases in the estimated fair value of the earn-out liability associated with one of the acquisitions. The fair value increased by $3.2 million during 2009 primarily related to accretion in the liability from the acquisition date, changes in the expected earn-out payments based on the results of 2009, and an agreement between the Company and the sellers of the acquired entity to set the 2010 earn-out at a fixed amount, which settled the contingency.

Interest income was $2.2 million lower in 2009 than in 2008 mainly as a result of lower average investment balances and, to a lesser extent, lower average interest rates earned on our investment balances.

Interest expense was $0.5 million higher in 2009 than in 2008 mainly due to borrowings under our revolving credit facility incurred in the first quarter of 2009 to partially fund the acquisition of our new product lines.

Our foreign exchange net loss was $0.2 million higher in 2009 than in 2008. Included in 2009, was a $1.4 million foreign exchange loss related to the funding of the Satamatics acquisition, which was required to be paid in British pounds sterling. The loss resulted from changes in foreign currency exchange rates from the date we funded the transaction to the date the acquisition was completed. Partially offsetting this loss in the period were net gains from the conversion of assets and liabilities not denominated in the functional currency and changes in the fair value of forward contracts used to hedge against currency exposure.

We recognized an income tax benefit of $4.3 million for continuing operations in 2009. Earnings were generated in Canada, where we have a much lower effective rate than in the U.S. or other locations due to research-related tax benefits. Other jurisdictions incurred losses, which generated a tax benefit. In addition we recognized a change in estimate of $1.9 million for prior-year research and development credits in the U.S. after completion of an Internal Revenue Service examination. No tax benefit was recognized for the loss on impairment of goodwill. Income tax for 2008 was a net benefit of $0.7 million. A $0.9 million tax benefit was recognized in 2008 related to revised estimates for research and development costs qualifying for U.S. Federal tax credits from prior years. We also recognized a $1.3 million benefit in 2008 from the reduction of the valuation allowance against deferred tax assets based upon the expected continuing profitability of SATCOM. Our effective tax rate for 2010 is expected to be approximately 15%.

Years ended December 31, 2008 and 2007:

Net sales increased by 16.4% to $335.0 million from $287.9 million, for 2008 as compared with 2007, with net sales growth contributed by each of our three reportable operating segments. Communications & Tracking and D&S recorded the largest growth in net sales, with increases of 25.1% and 29.7%, respectively. These

37 of 105

increases were mainly due to the strong demand for high-speed-data aeronautical products from both commercial and military markets and the revenues generated from the development of the Inmarsat global satellite/GSM phone by our Communications & Tracking segment, and the increased activity on both commercial and military programs by our D&S segment. Net sales for LXE were higher by 5.1% primarily due to growth in net sales from the international market along with a favorable effect of changes in exchange rates that increased the reported net sales from international markets.

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

Overall cost of sales as a percentage of consolidated net sales increased in 2008 as compared with 2007, due to higher cost-of-sales percentages recorded by each of our three reportable segments. Product cost of sales as a percentage of its respective net sales increased in 2008 as compared with 2007, mainly due to a higher percentage of net sales generated from indirect channels at LXE, and the revenues generated in 2008 by Communications & Tracking related to an agreement to develop the Inmarsat global satellite/GSM phone, that did not generate gross margin. An agreement was reached with Inmarsat in January 2009 and the project has been concluded with the full effect recognized in the fourth quarter of 2008. Service cost of sales as a percentage of its respective net sales increased in 2008 as compared with 2007, mainly due to a higher percentage of net sales generated by D&S, which has a higher cost-of-sales percentage than our LXE and Communications & Tracking segments.

SG&A expenses as a percentage of consolidated net sales were lower in 2008 as compared with 2007. The $6.9 million growth in actual expenses mainly related to the effect of changes in foreign currency exchange rates that increased the reported costs of the international activities at LXE, and sales-related efforts, such as selling and marketing, to support the growth in net sales. SG&A expenses also included additional costs from our Trux and Sky Connect operations which were acquired in February and August 2008, respectively, as well as approximately $1.1 million of severance costs primarily related to staff reductions in LXE’s international operations that occurred during 2008. These additional costs were partially offset by the impact of management’s cost-reduction efforts at LXE which began in the second quarter of 2008.

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

38 of 105

Segment Analysis

Our net sales, cost-of-sales (as a percentage of respective segment net sales), operating income (loss), and Adjusted EBITDA for the years ended December 31, 2009, 2008 and 2007 were as follows for each of our reportable operating segments (in thousands, except percentages):

	Years Ended December 31
	2009	2008	2007

Net sales:
Communications & Tracking	$158,952	112,517	89,968
LXE	109,441	145,885	138,821
Defense & Space	91,579	76,643	59,090

Total	$359,972	335,045	287,879

Cost of sales percentage:
Communications & Tracking	61.7%	58.6%	55.9%
LXE	63.6	60.3	58.0
Defense & Space	80.1	77.0	75.4

Total	67.0	63.8	60.9

Operating income (loss):
Communications & Tracking	$11,383	14,187	12,189
LXE	(26,531)	2,861	7,067
Defense & Space	7,314	6,381	4,876
Corporate & Other	(6,799)	(3,805)	(4,865)

Total	$(14,633)	19,624	19,267

Adjusted EBITDA(1)
Communications and Tracking	$24,326	19,122	15,244
LXE	(3,379)	6,724	9,508
Defense & Space	10,682	9,410	7,503
Corporate & Other	1,623	(1,290)	691

Total	$33,252	33,966	32,946

(1) Adjusted EBITDA is considered a non-GAAP financial measure. See section entitled “Adjusted EBITDA” for an explanation of this measure and a reconciliation to net earnings (loss).

Communications & Tracking: Net sales were $46.4 million higher in 2009 as compared with 2008. The increase was due to the sales generated from our recently acquired product lines, which contributed $64.7 million of additional net sales in 2009. This increase in net sales was partially offset by lower net sales of high-speed-data aeronautical products into the military and air transport markets in 2009, as compared with 2008. Net sales from the business jet market were also lower in 2009 as compared with 2008. Sales of new corporate aircraft have declined in 2009 due to general economic conditions and a high level of inventory of used aircraft. Positive customer acceptance of new equipment offerings in 2009 helped to fuel sales of SwiftBroadband products. Revenues for 2008 included the development of the Inmarsat global satellite/GSM phone, which was concluded in 2008 and, therefore, had no effect on the results of 2009. Net sales of $112.5 million were reported for 2008, an increase of 25.1% as compared with 2007, mainly as a result of the strong demand for high-speed-data aeronautical products from both commercial and military markets, and revenues generated from the development of the Inmarsat global satellite/GSM phone.

39 of 105

Cost of sales as a percentage of net sales was higher in 2009 as compared with 2008. The cost-of-sales percentage for 2009 was impacted by a change in product mix and amortization costs of intangible assets from our new product lines acquired in 2009. Cost of sales as a percentage of net sales was higher for 2008 as compared with 2007. The increase in cost of sales percentage was mainly related to cost increases on the Inmarsat global satellite/GSM phone project which was partially offset by a more favorable product mix.

Operating income was $2.8 million lower in 2009 as compared with 2008. This was primarily as a result of higher SG&A expenses, additional intangible asset amortization costs from our new product lines, and severance charges of approximately $0.7 million in 2009, which offset the higher margin contribution from an increase in net sales generated, and the favorable effects of foreign currency exchange rates in 2009. Operating income was $2.0 million higher in 2008 as compared with 2007 primarily due to a higher margin contribution from an increase in net sales generated in 2008. Operating income as a percentage of net sales was 7.2%, 12.6% and 13.5% in 2009, 2008 and 2007, respectively.

Adjusted EBITDA of $24.3 million in 2009 was $5.2 million more than 2008, primarily due to the operating income before depreciation and amortization contributed by our new product lines acquired in 2009, and a $1.5 million favorable change in foreign currency gains and losses. Adjusted EBITDA increased by $3.9 million in 2008 as compared with 2007, mainly due to higher operating income contribution by SATCOM’s organic product lines and lower foreign currency exchange losses in 2008.

LXE: Net sales in 2009 were $36.4 million lower as compared with 2008, reflecting the impact of the slowdown in the global economy. Net sales decreased in both the International and Americas markets in 2009, as compared with 2008, resulting primarily from a lower number of terminals shipped in both markets. It was also lower due to the foreign currency translation effect on the reported net sales for LXE’s International market. Net sales in 2008 increased as compared with the preceding year resulting from an increased number of terminals shipped in the International market, along with a favorable effect of changes in foreign currency exchange rates that increased the reported net sales from International market. Increased International sales more than offset the decline in net sales in the Americas in 2008. We believe that the softer Americas and International markets reflect slower capital spending in a sluggish economy. The economy may continue to be sluggish in both the Americas and International markets in 2010, which could continue to delay customer capital-spending decisions.

Cost of sales as a percentage of net sales was higher in 2009 as compared with 2008, mainly due to lower production volume over which fixed costs were absorbed, a higher percentage of net sales generated from indirect channels which have a higher cost-of-sales percentage than net sales generated from direct sales channels, and an unfavorable effect of changes in foreign currency exchange rates that affected our reported International net sales. Revenues are reported in the local functional currency but product costs are reported in the U.S. dollar, which was stronger in 2009 compared with 2008. Cost of sales as a percentage of net sales was higher in 2008 as compared with 2007 mainly as a result of a higher percentage of net sales generated from indirect channels, which has a higher cost-of-sales percentage than net sales generated from direct sales channels, partially offset by the favorable effects of changes in international currencies that increased our reported international net sales.

LXE reported an operating loss of $26.5 million in 2009. This was a decrease in operating income of $29.4 million as compared with 2008 mainly due to an impairment loss on goodwill recorded in 2009 of $19.9 million, lower net sales recorded in 2009 and a less favorable cost-of-sales percentage. These impacts were partially offset by lower SG&A and R&D expenses. SG&A and R&D expenses were lower in 2009 by $8.6 million as compared with the same periods in 2008 reflecting the impact of management’s efforts to control spending. Lower SG&A expenses were primarily a result of staff reductions to realign LXE’s cost structure with the expected needs of the business, and the favorable effect of changes in foreign currency exchange rates on reported costs, partially offset by higher severance expenses. Lower R&D expenses were mainly a result of controlled spending through headcount reductions, redeploying development efforts offshore and the completion of certain internal development programs in 2009. Operating income decreased by $4.2 million in 2008 as compared with 2007 primarily due to a lower margin contribution resulting from a less favorable cost-of-sales percentage, and an increase in SG&A expenses. SG&A expenses increased in 2008, as

40 of 105

compared with 2007, mainly as a result of the unfavorable effects of changes in foreign currency exchange rates, as well as approximately $1.1 million of severance costs primarily related to staff reductions in LXE’s international operations in 2008. The increase in SG&A costs was partially offset by the impact of management’s cost reduction efforts begun in the second quarter of 2008. Operating income as a percentage of net sales was negative 24.2%, and positive 2.0% and 5.1% in 2009, 2008 and 2007, respectively.

Adjusted EBITDA decreased in 2009 and in 2008 by $10.1 million and $2.8 million, respectively, as compared with the previous year, mainly due to lower operating income in both 2009 and in 2008.

Defense & Space: Net sales increased by $14.9 million in 2009, or 19.5%, compared to 2008. Net sales for 2008 were $17.6 million higher, or 29.7%, compared to 2007. The increases were mainly due to increased work performed on military programs in 2009 and 2008, and increased activity on commercial projects, including significant work to supply phase-shifter products for a military program, and antennas for systems that provide connectivity to the internet, live television programs and cellular services on-board commercial aircraft. The work performed on a large military satellite communications research project was an individually significant contributor to the net sales increase in both 2009 and 2008, but the work was completed early in the fourth quarter of 2009, and is not expected to contribute to future net sales. As a result, D&S began an operational transition and workforce reduction in the fourth quarter of 2009 to reduce capacity; however, the extent and cost of that transition will depend upon the success of business development efforts and the timing of orders. Order backlog of long-term contracts was $89.6 million at December 31, 2009, a decrease of $25.3 million from December 31, 2008. Customer orders in 2008 were a record $125.7 million. This increased sales order volume contributed to the increase in net sales as it allowed D&S to expand its workforce to meet the order demand. The strong order volume also left D&S with a record backlog for long-term contracts of $114.9 million at December 31, 2008, a 75% increase from December 31, 2007.

Cost of sales as a percentage of net sales was higher in 2009 and 2008 as compared with the previous years, mainly due to an unfavorable mix of contracts and an increase in costs from a higher volume of subcontracted projects utilized to meet scheduling demands for certain military programs. Cost of sales as a percentage of net sales was also higher in 2009 as compared with 2008 due to unfavorable contract performance experienced on certain programs in 2009.

Operating income improved by $0.9 million in 2009 as compared with 2008. Operating income improved mainly due to the increase in net sales generated in 2009, and lower SG&A expenses, partially offset by severance charges of approximately $1.6 million in 2009. Operating income improved by $1.5 million in 2008, as compared with 2007, primarily due to a higher margin contribution from an increase in net sales generated in 2008. Operating income as a percentage of net sales was 8.0% in 2009, and was 8.3% in both 2008 and 2007.

Adjusted EBITDA increased in 2009 and in 2008 by $1.3 million, and $1.9 million, respectively, as compared with the previous year, due to an increase in operating income in both 2009 and in 2008.

Adjusted EBITDA

We also measure our performance based on the non-GAAP financial measure of earnings before interest expense, income taxes, depreciation and amortization, and before discontinued operations, impairment loss on goodwill, acquisition-related items and acquisition-related foreign exchange adjustment (“Adjusted EBITDA”).

41 of 105

The following table is a reconciliation of net (loss) earnings (which is the most directly comparable GAAP operating performance measure) to Adjusted EBITDA and earnings (loss) from continuing operations before income taxes by segment, for 2009, 2008, and 2007 (in thousands):

				Corp &
	C&T	LXE	D&S	Other	Total

Year Ended December 31, 2009
Net loss					$(20,065)
Loss from discontinued operations					6,916
Income tax benefit from continuing operations					(4,266)

Earnings (loss) from continuing operations before income taxes	$12,141	(26,708)	7,315	(10,163)	(17,415)
Interest expense	68	93	-	2,020	2,181
Depreciation and amortization	12,117	3,345	3,367	1,160	19,989
Impairment loss on goodwill	-	19,891	-	-	19,891
Acquisition-related items	-	-	-	7,206	7,206
Acquisition-related foreign exchange adjustment	-	-	-	1,400	1,400

Adjusted EBITDA	$24,326	(3,379)	10,682	1,623	$33,252

Year Ended December 31, 2008
Net earnings					$20,471
Income tax benefit from continuing operations					(682)

Earnings (loss) from continuing operations before income taxes	$13,971	2,955	6,347	(3,485)	19,789
Interest expense	62	406	40	1,171	1,679
Depreciation and amortization	5,089	3,363	3,023	1,023	12,498

Adjusted EBITDA	$19,122	6,724	9,410	(1,291)	$33,966

Year Ended December 31, 2007
Net earnings					$18,744
Loss from discontinued operations					503
Income tax expense from continuing operations					2,080

Earnings (loss) from continuing operations before income taxes	$11,504	6,955	4,742	(1,874)	21,327
Interest expense	121	348	141	1,343	1,953
Depreciation and amortization	3,619	2,205	2,620	1,222	9,666

Adjusted EBITDA	$15,244	9,508	7,503	691	$32,946

We believe that earnings that are based on this non-GAAP financial measure provide useful information to investors, lenders and financial analysts because (i) this measure is more comparable with the results for prior fiscal periods, and (ii) by excluding the potential volatility related to the timing and extent of non operating activities, such as acquisitions or revisions of the estimated value of post-closing earn-outs, such results provide a useful means of evaluating the success of our ongoing operating activities. Also, we use this information, together with other appropriate metrics, to set goals for and measure the performance of our operating businesses, and to assess our compliance with debt covenants. Management further considers

42 of 105

Adjusted EBITDA an important indicator of operational strengths and performance of our businesses. EBITDA measures are used historically by investors, lenders and financial analysts to estimate the value of a company, to make informed investment decisions and evaluate performance. Management believes that Adjusted EBITDA facilitates comparisons of our results of operations with those of companies having different capital structures. In addition, a measure similar to Adjusted EBITDA is a component of our bank lending agreement, which requires certain levels of Adjusted EBITDA to be achieved. This information should not be considered in isolation or in lieu of our operating and other financial information determined in accordance with generally accepted accounting principles (“GAAP”). In addition, because EBITDA and adjustments to EBITDA are not determined consistently by all entities, Adjusted EBITDA as presented may not be comparable to similarly titled measures of other companies.

Discontinued Operations:

Our discontinued operations reported a loss before income taxes of $10.9 million in 2009. The loss was mainly a result of a $9.2 million liability recorded in 2009 for costs awarded for warranty claims under the provisions of the sales agreement of our former EMS Wireless division, and for legal costs associated with the defense of these claims.

Prior to 2007, we disposed of our S&T/Montreal, SatNet, and EMS Wireless divisions. The sales agreements for each of these disposals contained standard indemnification provisions for various contingencies that could not be resolved before the dates of closing and for various representations and warranties provided by us and the purchasers. The purchaser of EMS Wireless asserted claims under such representations and warranties. The parties agreed to arbitration, which commenced in the third quarter of 2009. In March of 2010, we received an interim decision from the arbitrator on these claims awarding the purchaser a total of approximately $9.2 million under the warranty provisions of the purchase agreement. As a result, we accrued a liability for the awarded costs in discontinued operations in 2009. We accrue for a liability related to a contingency, representation or warranty when management considers that the liability is both probable and can be reasonably estimated. Prior to the decision by the arbitrator, we did not believe that sufficient information existed to evaluate such claims, and could not reasonably estimate the range of this liability, or determine whether such liability would be material. The interim award will not become final until the arbitrator determines awards of costs and attorneys’ fees, which the parties will be briefing in the near future. It is not possible at this time to determine the amount of any additional award, but any such award would be reflected in discontinued operations when it becomes probable and estimable. We are assessing our options in response to the interim award. Legal costs of $1.5 million associated with the defense of this claim were also reflected in discontinued operations in 2009.

In 2008, discontinued operations had no effect on our net earnings. Our discontinued operations reported a loss before income taxes of $0.6 million in 2007, mainly due to additional costs incurred to settle various contingent items, as well as expenses for legal, audit, and other outside services for the sale of SatNet and EMS Wireless.

We have an agreement with the purchaser of the former S&T/Montreal division to acquire a license for $8 million in payments over a seven-year period, beginning in December 2008, for the rights to a certain satellite territory. We have a corresponding sublicense agreement with the purchaser that granted the territory rights back to the purchaser, under which we are to receive a portion of the satellite service revenues from the specific market territory over the same period. The purchaser had previously guaranteed that the revenues derived under the sublicense would equal or exceed the acquisition cost of the license. As part of the agreement to sell the net assets of S&T/Montreal, we released the purchaser for this guarantee. Without the guarantee, we estimate that our portion of the satellite service revenues will be less that the acquisition cost, and we have accordingly reflected a liability for the net cost in our consolidated balance sheet.

As of December 31, 2009, we have not made any payments under this license agreement. The satellite service revenues from the specific market territory included under the sublicense agreement are considerably lower than expected. We believe that sufficient efforts are not being made by the purchaser of the former S&T/Montreal division to market this satellite service. The parties are in discussions of a possible settlement under

43 of 105

these agreements. We believe that the net liability recorded in our consolidated balance sheet is our best estimate of the settlement amount. If a settlement is reached, it would be expected to be paid in the following twelve months, and therefore the net liability is recorded as a current liability in our consolidated balance sheet as of December 31, 2009.

In 2006, we completed the sale of our former SatNet division. The asset purchase agreement (“APA”) provided for the payment of $2.3 million of the aggregate consideration in an interest-bearing note to be repaid over a three-year period beginning in May 2007. As of December 31, 2009, approximately $1.1 million of this note receivable, excluding accrued interest, remained unpaid. The purchaser has indicated that it believes it has claims that offset the unpaid balance. We do not believe that these claims are valid according the terms of the APA and have filed an arbitration demand with the purchaser. We believe that the purchaser has the ability to pay the remaining balance of this note receivable, and that the receivable recorded in its consolidated balance sheet is fully collectible.

Backlog

Backlog is very important for our D&S segment due to the long delivery cycles for its projects. Many customers of our LXE segment typically require short delivery cycles. As a result, LXE usually converts orders into revenues within a few weeks, and it generally does not build up a significant order backlog that extends substantially beyond one fiscal quarter except for annual or multi-year maintenance service agreements. Our Communications & Tracking business has projects with both short delivery cycles, and delivery cycles that extend beyond the next twelve months. Our segment backlog as of December 31, 2009 and December 31, 2008 was as follows (in millions):

	December 31
	2009	2008

Communications & Tracking	$66.6	58.4
LXE	22.0	12.6
Defense & Space	89.6	114.9

Total	$178.2	185.9

Included in the backlog of firm orders for our D&S segment was approximately $22.5 million and $48.4 million of unfunded orders, mainly for military contracts, as of December 31, 2009, and December 31, 2008, respectively. Of the orders in backlog as of December 31, 2009, the following are expected to be filled in 2010: Communications & Tracking – 70%; LXE – 80%; and D&S – 50%. LXE’s backlog as of December 31, 2009 was nearly double that of December 31, 2008 mainly due to a shortage of certain component parts from LXE’s suppliers which caused a delay in the fulfillment of LXE’s orders received in 2009. LXE is working closely with suppliers to identify and implement ways to resolve the sourcing issues. LXE is expecting to increase critical parts inventories in 2010 to avoid further delays.

Liquidity and Capital Resources

During 2009, cash and cash equivalents decreased by $39.8 million to $47.2 million as of December 31, 2009. The primary factor contributing to the decrease during the period was cash utilized for our Formation and Satamatics acquisitions. Of the $47.2 million of cash as of December 31, 2009, $39.3 million is held by subsidiaries outside of the U.S. These undistributed earnings are considered to be permanently reinvested and are not available for use in the U.S.

Operating activities from continuing operations contributed $42.3 million in positive cash flows in 2009. Although we reported a loss from continuing operations loss of $13.1 million in 2009, that loss included noncash charges for depreciation and amortization of $20.0 million and an impairment loss on goodwill of $19.9 million. We experienced good customer collections during the period and were able to lower inventory levels. Acquisition-related charges of $3.1 million paid in 2009 are included as reductions of cash provided by operating activities in the consolidated statement of cash flows. Discontinued operations used cash of

44 of 105

$0.6 million mainly for legal fees to defend us against claims made by the purchaser of our EMS Wireless division, net of tax benefits.

During 2009, we used $87.3 million of cash to acquire our Formation and Satamatics businesses. These acquisitions were partially funded with approximately $33.8 million of borrowings under our revolving credit facility. We subsequently repaid approximately $15.3 million of borrowings under our revolving credit facility. We used $13.4 million for purchases of capital equipment, the expansion of D&S’s facility, and to upgrade the enterprise reporting system at LXE in 2009.

During 2008, cash and cash equivalents decreased by $47.0 million to $87.0 million as of December 31, 2008. The primary uses of cash during the period included $31.6 million of cash used to acquire our Trux and Sky Connect businesses, $13.9 million for purchases of capital equipment and the expansion of D&S’s facility, and $10.0 million to repurchase common shares under our share repurchase program.

Continuing operating activities contributed $16.5 million in positive cash flows in 2008. Net earnings of $20.5 million and noncash charges, primarily depreciation and amortization of $12.5 million and stock-based compensation of $2.3 million, were partially offset by increases in working capital.

During 2007, cash flow from continuing operating activities increased to $42.1 million mainly due to the net earnings reported by each of our four segments, and significant collections of receivables by D&S and LXE. The $3.3 million of net cash used in operating activities in discontinued operations was mainly for payments of working capital adjustments in accordance with the terms of the sales agreements for our former SatNet and EMS Wireless.

We have a revolving credit agreement with a syndicate of banks. Under the agreement, we have $60 million total capacity for borrowing in the U.S. and $15 million total capacity for borrowing in Canada. The agreement also has a provision permitting an increase in the total borrowing capacity of up to an additional $50 million with additional commitments from the current lenders or from new lenders. The existing lenders have no obligation to increase their commitments. The credit agreement provides for borrowings through February 28, 2013, with no principal payments required prior to that date. The credit agreement is secured by substantially all of our tangible and intangible assets, with certain exceptions for real estate that secures existing mortgages, other permitted liens and for certain assets in foreign countries.

As of December 31, 2009, we had $18.5 million of borrowings outstanding under this facility. We had $2.5 million of outstanding letters of credit at December 31, 2009, and the net total available for borrowing under our revolving credit facility was $54.0 million.

We expect that capital expenditures in 2010 will range from $12 million to $14 million, excluding acquisitions of businesses. These expenditures will be used to purchase equipment that increases or enhances capacity and productivity, and to upgrade the enterprise reporting system of our LXE division.

Management believes that existing cash and cash equivalent balances, cash provided from operations, and borrowings available under our credit agreement will provide sufficient liquidity to meet the operating and capital expenditure needs for existing operations during the next twelve months.

On July 29, 2008, our Board of Directors authorized a stock repurchase program for up to $20 million of our common shares. We repurchased 495,000 common shares for approximately $10.1 million under this program as of December 31, 2009.

We will make additional cash payments in 2010 of $13.7 million related to acquisitions completed in 2009 based upon the achievement of performance targets in 2009, and an agreement to settle the 2010 earn-out amount. Refer to Note 2 of the consolidated financial statements for additional information on these acquisitions.

In March of 2010, we received an interim decision from the arbitrator on claims made by the purchaser of our former EMS Wireless division. The arbitrator awarded the purchaser a total of approximately $9.2 million under the warranty provisions of the purchase agreement. We have sufficient cash resources to pay this award.

45 of 105

Off-Balance Sheet Arrangements

We have $2.5 million of standby letters of credit outstanding under our revolving credit facility to satisfy performance guarantee requirements under certain customer contracts. While these obligations are not normally called, they could be called by the beneficiaries at any time before the expiration date, if we failed to meet certain contractual requirements. After deducting the outstanding letters of credit, at December 31, 2009 we had $41.5 million available for borrowing in the U.S. and $12.5 million available for borrowing in Canada under the revolving credit facility.

During 2009, we completed acquisitions of two entities. Of the total purchase price of these businesses, $10.2 million of cash is in escrow accounts and is payable to the sellers within specified periods following the respective dates of acquisition, subject to claims we may make against the sellers.

The sales agreements for the disposal of our former S&T/Montreal, SatNet, and EMS Wireless divisions contain standard indemnification provisions for various contingencies that could not be resolved before the dates of closing and for various representations and warranties by the purchasers and us. The purchaser of EMS Wireless asserted claims under such representations and warranties. The parties agreed to arbitration, which commenced in the third quarter of 2009. In March of 2010, we received an interim decision from the arbitrator on these claims awarding the purchaser a total of approximately $9.2 million under the warranty provisions of the purchase agreement. As a result, we accrued a liability for the awarded costs in discontinued operations in 2009. We accrue for a liability related to a contingency, representation or warranty when management considers that the liability is both probable and can be reasonably estimated. Prior to the decision by the arbitrator, we did not believe that sufficient information existed to evaluate such claims, and could not reasonably estimate the range of this liability, or determine whether such liability would be material. The interim award will not become final until the arbitrator determines awards of costs and attorneys’ fees, which the parties will be briefing in the near future. It is not possible at this time to determine the amount of any additional award, but any such award would be reflected in discontinued operations when it becomes probable and estimable.

Also as part of the agreement to sell the net assets of S&T/Montreal, we released the purchaser from a corporate guarantee, and have reported a noncurrent liability in the consolidated balance sheet as of December 31, 2009. This liability represents our estimated loss under an agreement to acquire a license from the purchaser for $8 million in payments over a seven-year period for the rights to a certain satellite territory and a corresponding sublicense agreement that granted the territory rights back to the purchaser, under which we will receive a portion of the satellite service revenues from the specific market territory over the same period. The purchaser had previously guaranteed that the revenues derived under the sublicense would equal or exceed the acquisition cost of the license; however, having released the guarantee, we currently estimate that our portion of the satellite service revenues will be less than the acquisition cost, and we have accordingly reflected a net liability as current in the consolidated balance sheet.

46 of 105

Commitments and Contractual Obligations

Following is a summary of our material contractual cash commitments as of December 31, 2009 (in thousands):

	Payments due by period
		Less than	1-3	4-5	After 5
	Total	1 year	years	years	years

Purchase commitments (1)	$34,028	33,946	82	-	-
Long-term debt, excluding capital lease obligations (2)	27,748	1,396	3,052	21,359	1,941
Operating lease obligations	24,963	5,160	8,281	5,630	5,892
Acquisition costs for earn-out provisions	13,729	13,729	-	-	-
License to acquire satellite service	8,000	2,000	2,000	2,000	2,000
FIN 48-Uncertain tax positions	2,019	2,019	-	-	-
Deferred compensation agreements	709	156	198	34	321

(1)	Purchase commitments primarily represent existing commitments under purchase orders or contracts to purchase inventory and raw materials for our products. Most of these purchase orders and contracts can be terminated for a fee that is either fixed or based on when termination occurs.

(2)	Excludes interest payments on long-term debt. Future interest expense is unpredictable and varies depending on the level of borrowings outstanding, and the timing of repayments, and therefore has not been included in the above table. Interest payments in 2009 were approximately $1.5 million. There was no accrued interest as of December 31, 2009.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which often require the judgment of management in the selection and application of certain accounting principles and methods. We consider the following accounting policies to be critical to understanding our consolidated financial statements, because the application of these policies requires significant judgment on the part of management, and as a result, actual future developments may be different from those expected at the time that we make these critical judgments. We have discussed these critical accounting policies with the Audit Committee.

Revenue recognition

Revenue recognition for fixed-price, long-term contracts is a critical accounting policy involving significant management estimates by D&S, and Communications & Tracking. Long-term contracts use the ratio of cost-incurred-to-date to total-estimated-cost-at-completion as the measure of performance that determines how much revenue should be recognized (“percentage-of-completion” method of accounting). Cost incurred and estimates of cost to complete include overhead expenses, which are applied at a budgeted rate; the budgeted overhead rate has historically been closely comparable with the periodic actual overhead rate, but any budget-versus-actual rate variance during an accounting period is expensed in that period, with no effect on revenues recognized.

The determination of total estimated cost relies on engineering estimates of the cost to complete the contract, with allowances for identifiable risks and uncertainties. If changes in engineering estimates result in an expected cost overrun but not an overall loss on the contract (i.e., the estimated cost to complete exceeds the revenue to be recognized on the remainder of the contract), then revenue recognized-to-date will be adjusted accordingly based on the application of the percentage-of-completion method. If changes in engineering estimates result in the total estimated cost-at-completion in excess of total contact value, the entire estimated loss is immediately recognized. Engineering estimates are frequently reviewed and updated; however,

47 of 105

unforeseen problems can occur to substantially reduce the rate of future revenue recognition in relation to costs incurred.

Billings under a long-term contract are often subject to the accomplishment of contractual milestones or specified billing arrangements that are not directly related to the rate of costs being incurred under a contract. As a result, revenue recognized under percentage-of-completion for any particular period may vary from billings for the same period. As of December 31, 2009, we had recognized a cumulative total of $33.1 million in revenues under percentage-of-completion accounting, for which revenues were unbilled as of that date due to the billing milestones specified in the respective customer contracts. This is included in estimated earnings in excess of billings on long-term contracts and other non-current assets in our consolidated balance sheets. We had also recognized $9.6 million in billings in excess of contract costs and estimated earnings on long-term contracts. This is included in noncurrent liabilities in our consolidated balance sheets.

Net sales under cost-reimbursement contracts in D&S are recorded as costs are incurred and include an estimate of fees earned under specific contract terms. Costs incurred include overhead, which is applied at rates approved by the customer. Fixed fees are earned ratably over the life of a contract. Incentive fees are based upon achievement of objective criteria for technical product performance or delivery milestones, although such fees may also be based upon subjective criteria (for example, the customer’s qualitative assessment of our project management). In all cases related to incentive fee arrangements, we do not record revenue until the fee has been earned under the terms of the contract.

We recognize revenue from product-related service contracts, and extended warranties, ratably over the life of the contract. Amounts paid by customers at the inception of the extended warranty period are reflected as deferred revenue with the portion estimated to be recognized as revenue within the next twelve months reflected in other current liabilities in the consolidated balance sheets and the remainder reflected in noncurrent liabilities. We recognize revenue from repair services and tracking, voice and data services as services are rendered. We recognize revenue from contracts for engineering services using the percentage-of-completion method for fixed price contracts, or as costs are incurred for cost-type contracts.

Net sales under all arrangements are recognized when units are shipped or services are performed, unless multiple deliverables are involved or software is more than incidental to a product as a whole (mainly experienced at Communications & Tracking), in which case we recognize revenue in accordance with either ASC Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, or ASC Subtopic 985-605, Software-Revenue Recognition, as applicable. Net sales do not include sales tax collected.

Inventory valuation

We reduce the carrying amount of our inventory for estimated obsolete and slow-moving inventory to its estimated net realizable value based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional adjustments could be required. Such adjustments reduce the inventory’s cost basis, and the cost basis is not increased upon any subsequent increases in estimated net realizable value.

Evaluation of fair value measurements

We adopted ASC Topic 820, Fair Value Measurements and Disclosures, for financial assets and liabilities on January 1, 2008, and for non-financial assets and liabilities on January 1, 2009. This guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the new guidance establishes a three-tier fair-value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 – Observable inputs consisting of quoted prices in active markets;

48 of 105

•	Level 2 – Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Business combinations

We account for business combinations in accordance with the provisions of ASC Topic 805, Business Combinations (“ASC 805”). The provisions of ASC 805 were previously contained in Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations. These provisions require that identifiable assets acquired and liabilities assumed be reported at fair value as of the acquisition date of a business combination. Transaction costs are expensed as incurred, and are classified within cash flows from operating activities in the consolidated statement of cash flows. Costs associated with restructuring or exit activities of an acquired entity are also expensed when incurred. Contingent consideration in a business combination is recognized at fair value at the acquisition date as a liability or as equity. Subsequent adjustments of an amount recognized as a liability, including accretion of the discounted liability, are recognized in the statement of operations.

ASC 805 requires that we recognize and measure deferred tax assets or liabilities arising from assets acquired and liabilities assumed to be accounted for in accordance with the provisions of ASC Topic 740, Income Taxes, with appropriate allowances for uncertain tax positions and valuation allowances against deferred tax assets. Subsequent changes to valuation allowances against deferred tax assets after the measurement period are recognized as an adjustment to income tax expense.

An intangible asset is recognized as an asset apart from goodwill if it arises from contractual or other legal rights or if it is separable, that is, it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged. Goodwill is recognized as a result of a business combination to the extent the consideration transferred exceeds the acquisition-date amounts of identifiable assets acquired and liabilities assumed, determined in accordance with the provisions of ASC 805.

In accordance with ASC Topic 350, Intangibles – Goodwill and Other (“ASC 350”), goodwill and intangible assets acquired in a business combination and determined to have indefinite useful lives are not being amortized, but instead are evaluated for impairment annually, and between annual tests if an event occurs or circumstances change that indicate that the asset might be impaired.

ASC 350 requires that if the fair value of a reporting unit is less than its carrying amount, including goodwill, further analysis is required to measure the amount of the impairment loss, if any. The amount by which the reporting unit’s carrying amount of goodwill exceeds the implied fair value of the reporting unit’s goodwill, determined in accordance with ASC 350, is to be recognized as an impairment loss. During 2009, we changed the annual impairment testing date from December 31 to the first day of our twelfth reporting period in the fiscal year. We believe this change is preferable since it provides additional time prior to our year-end to complete the goodwill impairment testing and report the results in our Annual Report on Form 10-K.

In accordance with ASC 350, intangible assets, other than those determined to have an indefinite life, are amortized to their estimated residual values on a straight-line basis, or on the basis of expected economic benefit, over their estimated useful lives. These intangible assets are reviewed for impairment in accordance with ASC Subtopic 360-35, Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of an asset to be held and used is measured by comparing its carrying amount to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge would be recognized for the amount by which the carrying amount of the asset exceeds its fair value. An asset to be disposed of would be reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. Cash flow projections, although subject to a degree of uncertainty, are based on management’s estimates of future performance, giving consideration to existing and anticipated competitive and economic conditions.

49 of 105

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

Evaluation of goodwill for impairment

We have four reporting units with goodwill from prior acquisitions reported on the balance sheet at December 31, 2009. In completing the annual test for impairment in the fourth quarter of 2009, the estimated fair value of three of our four reporting units with goodwill exceeded the carrying amount. The determination of estimated fair value includes a number of assumptions that drive the value and these assumptions inherently include a level of uncertainty. Future events, circumstances, or both, could have a negative effect on the fair value of any or all of the reporting units which could result in the fair value not exceeding the carrying amount in future tests. If this were to occur, we would be required to measure the amount, if any, of an impairment loss of goodwill.

For our LXE reporting unit, the estimated fair value did not exceed the carrying amount. Therefore, we completed step two of the impairment testing process to measure the amount of the impairment loss. While the carrying amount exceeded the estimated fair value by only $6.0 million, the impairment loss was measured as $19.9 million. The requirements to determine the impairment loss stipulate that the estimated fair value of all assets and liabilities of the reporting unit be determined similar to the method used in a business combination. The aggregate fair value of the assets and liabilities, including those not reflected in the carrying amount, is compared to the estimated reporting unit fair value with the difference being implied goodwill. The excess of goodwill on the balance sheet and this implied goodwill is the impairment loss. For a reporting unit with unrecognized intangible assets or other assets whose fair value exceeds the carrying amount, the impairment loss will exceed the reporting unit fair value deficiency since the accounting rules do not allow for a step up in fair value for these other assets in this process. The LXE reporting unit was last tested for impairment as of the end of the first quarter in 2009. At that time no impairment of goodwill was indicated. LXE’s results for the remainder of the year improved from the first quarter, however, they were somewhat below revised expectations. In developing the 2010 operating plan for the reporting unit, and the longer-term cash flow projections, the cash flows are now projected to be less than previously estimated. Furthermore, the discount rate used to determine the present value of the estimated future cash flows is now higher.

The amount of goodwill for each reporting unit that passed the initial step of the impairment test as of December 31, 2009, and the percentage by which the estimated fair value exceeded the carrying amount of the reporting unit is as follows (dollars in thousands):

		Estimated
		Fair Value in
	Reported	Excess of
	Goodwill	Carrying Amount

Formation	$24,060	5.9%
Satamatics	23,429	2.5
Sky Connect	11,048	11.0

Each of these reporting units was recently acquired. At the acquisition date, the carrying amount of a reporting unit is equal to its purchase price. Therefore, a significant excess would not be expected for a recently acquired reporting unit. The key assumptions that drive the estimated fair value of the reporting units include future cash flows from operations, the discount rate applied to those future cash flows, determined from a weighted-average cost of capital calculation, and EBITDA and revenue multiples using guideline comparable companies. The future cash flows include additional key assumptions relating to revenue growth rates, margins and costs. The estimated revenue growth rates for each of these reporting units are in excess of anticipated inflation and industry forecasts in general since the revenues of these reporting units have been

50 of 105

negatively impacted by the global economic environment in recent years so we expect a recovery to impact revenues favorably. Furthermore, several of these reporting units operate in growing markets. In addition, our reporting units are introducing a number of new products in the near future that we expect to be well received in the market. In the near term, we believe that these reporting units will see the impact of a rebounding economy over the next two years that will support such growth projections. Actual future results could differ materially from these estimates which could have a negative effect on fair value. Particularly, if the markets served by these reporting units do not expand as we expect, the fair value of one or more of the reporting units could be determined to be below the carrying amount.

The carrying amount of consolidated net assets on our balance sheet as of the goodwill impairment testing date exceeded the market capitalization of our common stock by approximately 30% prior to recording the $19.9 million loss on impairment of goodwill for LXE. At December 31, 2009, the carrying amount of net assets exceeded the market capitalization by 7%. At March 26, 2010, the market capitalization of our common stock was 14% higher than the December 31, 2009 level.

Evaluation of contingencies related to discontinued operations

In 2005 and 2006, we disposed of S&T/Montreal, SatNet, and EMS Wireless, all of which have been reported as discontinued operations. The costs reported under discontinued operations in 2007 and 2009 mainly related to the resolution of various contingencies, representations or warranties under standard indemnification provisions in the sales agreements. We record a liability related to a contingency, representation or warranty when management considers that the liability is both probable and can be reasonably estimated. The amounts we have accrued related to the expected resolution of the dispositions of discontinued operations that could vary from the actual amounts.

The purchaser of EMS Wireless asserted claims under such representations and warranties. The parties agreed to arbitration, which commenced in the third quarter of 2009. In March of 2010, we received an interim decision from the arbitrator on these claims awarding the purchaser a total of approximately $9.2 million under the warranty provisions of the purchase agreement. As a result, we accrued a liability for the awarded costs in discontinued operations in 2009. We accrue for a liability related to a contingency, representation or warranty when management considers that the liability is both probable and can be reasonably estimated. Prior to the decision by the arbitrator, we did not believe that sufficient information existed to evaluate such claims, and could not reasonably estimate the range of this liability, or determine whether such liability would be material. The interim award will not become final until the arbitrator determines awards of costs and attorneys’ fees, which the parties will be briefing in the near future. It is not possible at this time to determine the amount of any additional award, but any such award would be reflected in discontinued operations when it becomes probable and estimable.

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

For all deferred tax assets that exist in relation to an uncertain tax position, we must determine the amount of that benefit to recognize in accordance with the recognition and measurement provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (which is now included in ASC Subtopic 740-10-05, Income Taxes). This determination requires judgments to be made regarding the likelihood that the position would be sustained upon examination based on the technical merits of the position and estimates of the amount to be realized upon settlement. A portion of the unrecognized tax benefits that exist at December 31, 2009 would affect our effective tax rate in the

51 of 105

future if recognized. In 2009 we lowered the amount of unrecognized benefits by $1.9 million related to prior-year research and development credits in the U.S. after completion of an Internal Revenue Service examination.

We must also assess the likelihood that the deferred tax assets in each jurisdiction will be recovered from taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance against the deferred tax assets. In determining the required level of valuation allowance, we consider whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. This assessment is based on management’s expectations as to whether sufficient taxable income of an appropriate character will be realized within tax carryback and carryforward periods. Our assessment involves estimates and assumptions about matters that are inherently uncertain, and unanticipated events or circumstances could cause actual results to differ from these estimates. Should we change our estimate of the amount of deferred tax assets that we would be able to realize, a change to the valuation allowance would result in an increase or decrease to the provision for income taxes in the period in which such change in estimate is made.

Our most significant amount of deferred tax assets relates to our Canadian operations, primarily from research-related tax benefits. A valuation allowance has been established for a portion of the Canadian deferred tax assets. It had been management’s expectation until 2005 that our Canadian operations would generate enough research-related tax benefits each year to offset any Canadian federal tax liability for any given year. As a result, we had reserved substantially all the net deferred tax assets associated with these research-related tax benefits because the extent to which these deferred income tax assets were to be realized in the future was uncertain. With the disposal of unprofitable operations beginning in 2005 and the improving profitability of continuing operations in Canada, we have reassessed the required amount of valuation allowance against our research-related deferred tax assets in Canada each year. We have made adjustments each year in which we concluded that it was more likely than not that additional tax benefits would be realized based on an assessment of all available evidence. The valuation allowance could be increased or decreased in the future, which would result in an income tax expense or benefit in future consolidated statements of operations. A benefit could result if profitability expectations for our Canadian operations increase.

We also have net deferred tax assets in the U.S., including net operating loss and research and development credit carryforwards from acquired companies. We completed our assessment in 2009 and determined that no valuation allowance was necessary for those deferred tax assets based on a consideration of all available evidence about sources of taxable income. We will make an evaluation of the likelihood of realization each reporting period in the future, and we could determine that a valuation allowance is necessary against all, or a portion, of the these deferred tax assets.

Stock-based compensation

We measure compensation expense based on estimated fair values of all share-based awards to our employees and directors. We estimate the fair value of stock options on the date of grant using the Black-Scholes option valuation model. Stock-based compensation is recognized on a straight-line basis over the requisite service period for each separately vesting portion of an award as if the award was, in substance, multiple awards. We estimate future forfeitures based on historical experience and review such estimates periodically and adjust expense recognition accordingly.

The Black-Scholes option valuation model requires additional estimates and assumptions, including expected stock price volatility, expected term, and forfeitures rates. Our estimated expected volatility is based on historical volatility of our stock over a period equal to the expected term. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding. Forfeitures are based on actual forfeiture rates experienced.

52 of 105

Risk Factors and Forward-Looking Statements

The Company has included forward-looking statements in management’s discussion and analysis of financial condition and results of operations. Actual results could differ materially from those suggested in any forward-looking statements as a result of a variety of factors. Such factors include, but are not limited to:

•	economic conditions in the U.S. and abroad and their effect on capital spending in our principal markets;

•	difficulty predicting the timing of receipt of major customer orders, and the effect of customer timing decisions on our results;

•	our successful completion of technological development programs and the effects of technology that may be developed by, and patent rights that may be held or obtained by, competitors;

•	U.S. defense budget pressures on near-term spending priorities;

•	uncertainties inherent in the process of converting contract awards into firm contractual orders in the future;

•	volatility of foreign currency exchange rates relative to the U.S. dollar and their effect on purchasing power by international customers, and on the cost structure of our operations outside the U.S., as well as the potential for realizing foreign exchange gains and losses associated with assets or liabilities denominated in foreign currencies;

•	successful resolution of technical problems, proposed scope changes, or proposed funding changes that may be encountered on contracts;

•	changes in our consolidated effective income tax rate caused by the extent to which actual taxable earnings in the U.S., Canada and other taxing jurisdictions may vary from expected taxable earnings and the extent to which determined tax assets are considered realizable;

•	successful transition of products from development stages to an efficient manufacturing environment;

•	changes in the rate at which our products are returned for repair or replacement under warranty;

•	customer response to new products and services, and general conditions in our target markets (such as logistics and space-based communications) and whether these responses and conditions develop according to our expectations;

•	the increased potential for asset impairment charges as unfavorable economic or financial market conditions, or other developments might affect the estimated fair value of one or more of our business units;

•	the success of certain of our customers in marketing our line of high-speed commercial airline communications products as a complementary offering with their own lines of avionics products;

•	the continued availability of financing for various mobile and high-speed data communications systems;

•	risk that the unsettled conditions in the credit markets may make it more difficult for some customers to obtain financing and adversely affect their ability to pay, which in turn could have an adverse impact on our business, operating results and financial condition;

•	development of successful working relationships with local business and government personnel in connection with the distribution and manufacture of products in foreign countries;

•	the demand growth for various mobile and high-speed data communications services;

•	our ability to attract and retain qualified senior management and other personnel, particularly those with key technical skills;

•	our ability to effectively integrate our acquired businesses, products or technologies into our existing businesses and products, and the risk that any such acquired businesses, products or technologies do

53 of 105

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

Effect of New Accounting Pronouncements

—  Recently Issued Pronouncements Not Yet Adopted

In October 2009 the FASB issued two Accounting Standards Updates (“ASU”) that could result in revenue being recognized earlier in certain revenue arrangements with multiple deliverables. Both updates are effective for us in the first quarter of 2011. Early adoption is permitted. We are evaluating when to adopt the updates and the effect the adoption will have on our consolidated financial statements.

ASU 2009-13, Revenue Recognition – Multiple-Deliverable Revenue Arrangements, amends the accounting for revenue arrangements with multiple deliverables. Among other things, ASU 2009-13:

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

ASU 2009-14, Software – Certain Revenue Arrangements That Include Software Elements, amends the guidance for revenue arrangements that contain tangible products and software elements. ASU 2009-14 redefines the scope of arrangements that fall within software revenue recognition guidance by specifically excluding tangible products that contain software components that function together to deliver the essential functionality of the tangible product.

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

In January 2010, the FASB issued guidance amending and clarifying requirements for fair value measurements and disclosures in ASU 2010-06, Improving Disclosures About Fair Value Measurements. The new guidance requires disclosure of transfers in and out of Level 1 and Level 2 and a reconciliation of all activity in Level 3. The guidance also requires detailed disaggregation disclosure for each class of assets and liabilities in all

54 of 105

levels, and disclosures about inputs and valuation techniques for Level 2 and Level 3. The guidance is effective at the start of interim or annual reporting periods beginning after December 15, 2009 and the disclosure reconciliation of all activity in Level 3 is effective at the start of annual reporting periods beginning after December 15, 2010. We do not expect that the adoption of ASU 2010-06 will have a material impact on our consolidated financial statements.

Refer to Note 1 of our consolidated financial statements in this Annual Report for additional information on accounting changes recently adopted, and recently issued pronouncements not yet adopted.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2009, we had the following market-risk sensitive instruments (in thousands):

Government-obligations money market funds, other money market instruments, and interest-bearing time deposits, with maturity dates of less than 3 months interest payable monthly at variable rates (a weighted-average rate of 0.2% at December 31, 2009)	$18,165
Revolving credit agreement with U.S. and Canadian banks, maturing in February 2013, interest payable quarterly at a variable rate (3.75% at December 31, 2009)	$18,500

A 100 basis point change in the interest rates of our market-risk sensitive instruments would have changed interest income by approximately $237,000 for the year based upon their respective average outstanding balances.

Our revolving credit agreement includes variable interest rates based on the lead bank’s prime rate or the then published LIBOR for the applicable borrowing period. As of December 31, 2009 we had approximately $18.5 million of borrowings outstanding in the U.S., and no borrowings outstanding under in Canadian under our revolving credit agreement. A 100 basis point change in the interest rate on our revolving credit agreement would have changed interest expense by approximately $227,000 for the year based upon the average outstanding borrowings under these obligations.

At December 31, 2009, we also had intercompany accounts that eliminate in consolidation but that are considered market-risk sensitive instruments because they are denominated in a currency other than the local functional currency. These include short-term amounts due to the parent (payable by international subsidiaries arising from purchase of the parent’s products for sale), intercompany sales of products from foreign subsidiaries to a U.S. subsidiary and cash advances to foreign subsidiaries.

	Exchange Rate	USD
	(USD per unit of	in thousands
	local currency)	(reporting currency)

Australia	0.8983 /AUD	$2,246
Canada	0.9515 /CAD	1,482
Sweden	0.1397 /SEK	1,382
France	1.4316 /EUR	375
Italy	1.4316 /EUR	272
Netherlands	1.4316 /EUR	224

Total amount subject to foreign currency risk		$5,981

55 of 105

We had accounts receivable and accounts payable balances denominated in currencies other than the functional currency of the local entity at December 31, 2009 as follows:

		Exchange Rate
		Functional
		Currency per	USD
Currency	Functional	Denominated	Equivalent
Denomination	Currency	Currency	(in thousands)

Accounts Receivable
USD	CAD	1.0510	$14,951
USD	EUR	0.6985	634
EUR	SEK	10.2529	173
EUR	GBP	0.8866	150
Other currencies			205

			$16,113

Accounts Payable
GBP	CAD	1.6918	$1,154
USD	CAD	1.0510	847
EUR	SEK	10.2529	686
EUR	GBP	0.8866	531
GBP	USD	1.6163	284
AUD	CAD	0.9395	142
Other currencies			268

			$3,912

We also had cash accounts denominated in currencies other than the functional currency of the local entity at December 31, 2009 as follows:

		Exchange Rate
		Functional
		Currency per	USD
Currency	Functional	Denominated	Equivalent
Denomination	Currency	Currency	(in thousands)

USD	CAD	1.0510	$2,876
GBP	CAD	1.6918	1,909
GBP	USD	1.6163	1,787
EUR	SEK	10.2529	504
AUD	CAD	0.9395	292
Other currencies			566

			$7,934

56 of 105

We enter into foreign currency forward and option contracts in order to mitigate the risks associated with currency fluctuations on future fair values of foreign denominated assets and liabilities. At December 31, 2009, we had forward contracts as follows (in thousands, except average contract rate):

		Average	Fair
	Notional	Contract	Value
	Amount	Rate	(USD)

Foreign currency forward contracts:
U.S. dollars (sell for Canadian dollars)	15,000 USD	1.0509	$40
Euros (sell for U.S. dollars)	250 EUR	1.4259	(1)

			$39

Item 8.	Financial Statements and Supplementary Data

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

(a)	Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer(“CFO”), as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues, errors and instances of fraud, if any, within a company have been detected.

The Company’s management, including the CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2009, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls were effective as of December 31, 2009.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of the Company’s businesses except for the operations of Formation and Satamatics, acquired in January 2009, and February 2009, respectively. These two businesses constituted approximately $122.7 million of the total assets and $60.2 million of the total revenues included in the Company’s consolidated financial statements as of and for the year ended December 31, 2009. Further discussion of these acquisitions can be found in Note 2 of our consolidated financial statements. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements for external purposes, in accordance with generally accepted accounting principles. Management conducted its evaluation of the effectiveness of the

57 of 105

Company’s internal control over financial reporting as of December 31, 2009 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework, and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009 based on these criteria.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company, has issued an audit report on the Company’s internal control over financial reporting. The report is included in Item 9A.(d) under the heading Report of Independent Registered Public Accounting Firm.

(c)	Changes in Internal Control Over Financial Reporting

In the fourth quarter of 2009, the Company was required to complete its annual assessment of goodwill for impairment for two additional reporting units, changed the date within the fourth quarter in which it completes its annual assessment, and was required to measure the amount of goodwill impairment loss at its LXE reporting unit. The Company enhanced its controls in connection with each of these related matters. Except for these items, there were no changes in internal control over financial reporting that occurred during the fourth quarter of 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act).

(d)	Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
EMS Technologies, Inc.:

We have audited EMS Technologies, Inc.’s (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A.(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

58 of 105

controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

EMS Technologies, Inc. acquired Formation, Inc. (“Formation”) and Satamatics Global Limited (“Satamatics”) during 2009, and management excluded from its assessment of the effectiveness of EMS Technologies, Inc.’s internal control over financial reporting as of December 31, 2009, Formation and Satamatics internal control over financial reporting associated with total assets of $122.7 million and total revenues of $60.2 million included in the consolidated financial statements of EMS Technologies, Inc. and subsidiaries as of and for the year ended December 31, 2009. Our audit of internal control over financial reporting of EMS Technologies, Inc. also excluded an evaluation of the internal control over financial reporting of Formation, Inc. and Satamatics Global Limited.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EMS Technologies, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 31, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Atlanta, Georgia
March 31, 2010

59 of 105

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information concerning directors and the Audit Committee financial expert called for by this Item will be contained in our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

We have a written Code of Business Ethics and Conduct that applies to our directors and to all of our employees, including our CEO and CFO. Our Code of Business Ethics and Conduct has been distributed to all employees, is available free of charge on our website at www.ems-t.com, under the link for “Investor Relations,” and is included as Exhibit 14 to this Annual Report.

The information concerning executive officers called for by this Item is set forth under the caption “Executive Officers of the Registrant” in Item 1 hereof.

Item 11.	Executive Compensation

The information called for by this Item will be contained in our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

60 of 105

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth certain information about our equity compensation plans as of December 31, 2009:

			(c)
	(a)		Number of securities
	Number of securities	(b)	remaining available for
	to be issued upon	Weighted average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column(a))

Equity compensation plans approved by security holders	832,761	$20.82	1,631,600
Equity compensation plans not approved by security holders	161,525	19.64	201,517	(i)

Total	994,286	$20.63	1,833,117

(i) Available at December 31, 2009 under a Plan that expired in January 2010. No additional shares or options were issued under this Plan prior to its expiration, and the shares remaining at December 31, 2009 are no longer available for future issuance.

All other information called for by this Item will be contained in our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information called for by this Item will be contained in our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information on the Audit Committee’s pre-approval policy for the independent registered public accounting firm’s services, and information on the principal accountants’ fees and services called for by this Item will be contained in the our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) 1. Financial Statements

The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements, appearing immediately after the Signature Page, are filed as part of this Annual Report on Form 10-K.

(a) 2. Financial Statement Schedule

Schedule II. Valuation and Qualifying Accounts - Years ended December 31, 2009, 2008 and 2007

All other schedules are omitted as the required information is inapplicable, or the information is presented in the financial statements or related notes.

61 of 105

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS (in thousands):

	Years Ended December 31, 2009, 2008 and 2007
		Additions
	Balance at	charged to						Balance
	beginning	costs and						at end
Classification	of year	expenses		Deductions		Other		of year

Allowance for Doubtful Accounts:
2007	$741	1,404		(1,041	)(a)	-		1,104
2008	1,104	333		(653	)(a)	72	(b)	856
2009	856	921		(679	)(a)	110	(b)	1,208
Valuation Allowance for Deferred Tax Assets:
2007	$32,921	16,222	(c)	(49)		-		49,094
2008	49,094	-		(20,545	)(d)	-		28,549
2009	28,549	-		-		9,302	(e)	37,851

(a) Deductions represent receivables that were charged off to the allowance or recovered during the year.

(b) Includes the balances at the date of acquisition for new businesses acquired during 2008 and 2009.

(c) In 2007, we increased the valuation allowance by $16.2 million net, mainly for the benefits associated with certain foreign net operating losses. This increase in valuation allowance was based on management’s assessment that, due to changing business conditions and the limitation of tax planning strategies, we were not likely to fully realize these deferred tax assets.

(d) The decrease in the valuation allowance in 2008 was attributable primarily to utilization of carryforwards with current period taxable income ($4.1 million), reduction of existing carryforwards as a result of revisions to amounts available ($5.9 million), the effect of changes in foreign currency exchange rates ($9.2 million) and a release of a portion of the beginning-of-the-year valuation allowance based on revisions to projected taxable income in the relatively near term ($1.3 million), supported by actual continuing profitability in the past several years.

(e) The valuation allowance increase in 2009 was attributable primarily to Canada including the effect of changes in foreign currency exchange rates ($4.3 million), revaluing the deferred tax asset to reflect future lower tax rates in the period the asset will be includable in taxable income ($3.5 million), the generation of additional deferred tax assets ($5.1 million) and revision in estimate of prior year deferred tax assets ($7.4 million). These increases were partially offset by utilization of carry forwards with current period taxable income ($9.3 million) and a revision in estimated utilization of deferred tax assets in the prior year ($4.9 million). The remaining increase is due to business acquisitions and other jurisdictions with deferred tax assets for which realization is not more likely than not.

a) 3. Exhibits

The following exhibits are filed as part of this report:

2.1 Asset Purchase Agreement dated as of October 31, 2006, between EMS Technologies, Inc. and Andrew Corporation (incorporated by reference to Exhibit 2.01 to our Report on Form 8-K dated December 1, 2006).

2.2 Amending Agreement, dated as of December 1, 2006, to the Asset Purchase Agreement dated as of October 31, 2006, between EMS Technologies, Inc. and Andrew Corporation (incorporated by reference to Exhibit 2.02 to our Report on Form 8-K dated December 1, 2006).

2.3 Agreement and Plan of Merger dated as of December 11, 2008, by and among EMS Technologies, Inc., EMS Acquisitions, Inc., Formation, Inc., and Nim Evatt solely as Stockholder Representative (incorporated by reference to Exhibit 2.1 to our Report on Form 8-K dated January 9, 2009).

62 of 105

2.4 Share Purchase Agreement dated as of November 20, 2008, by and among the Company, EMS Acquisition Company Limited, Satamatics Global Limited, and other various parties (incorporated by reference to Exhibit 2.1 to our Report on Form 8-K dated February 13, 2009).

3.1 Second Amended and Restated Articles of Incorporation of EMS Technologies, Inc., effective March 22, 1999 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended April 4, 2009).

3.2 Bylaws of EMS Technologies, Inc. as amended through December 21, 2009. *

4.1 Amendment No. 3, dated April 21, 2009, to Credit Agreement among EMS Technologies, Inc. and EMS Technologies Canada, LTD., the lenders party thereto, and Bank of America as Domestic and Canadian Administrative Agent. *

4.2 Second amendment dated February 13, 2009, to EMS Technologies, Inc.’s Credit Agreement, dated as of February 29, 2008, among EMS Technologies, Inc. and EMS Technologies Canada, LTD., the lenders from time to time party thereto, and Bank of America as Domestic and Canadian Administrative Agent (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended April 4, 2009).

4.3 EMS Technologies, Inc. Shareholder Rights Plan dated as of August 6, 2009 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated July 27, 2009).

10.1 Summary of compensation arrangements with non-employee members of the Board of Directors, as revised through February 18, 2010. *

10.2 Compensation Arrangements with Certain Executive Officers (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended April 4, 2009).

10.3 Severance Agreement dated August 17, 2009, and effective September 17, 2009, between EMS Technologies, Inc. and David A. Smith (incorporated by reference to Exhibit 10.1 to our Report on Form 8-K dated September 17, 2009).

10.4 Letter dated April 29, 2006 between the Company and Paul B. Domorski concerning the terms of his employment as President and Chief Executive Officer (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended July 1, 2006).

10.5 Form of Restricted Stock Award Restriction Agreement, dated June 2, 2006, under the 1997 Stock Incentive Plan, entered between the Company and Paul B. Domorski (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended July 1, 2006).

10.6 Agreement, effective as of June 2, 2006, between the Company and Paul B. Domorski, concerning termination of employment under certain circumstances (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

10.7 Form of Amendment, December 15, 2008, to Agreement, effective as of June 2, 2006, between the Company and Paul Domorski (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2008).

10.8 Form of Agreement between the Company and each of its executive officers other than the Chief Executive Officer, related to certain change-of-control events (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 31, 2006).

10.9 Form of Amendment, December 15, 2008, to Agreement between the Company and each of its executive officers other than the Chief Executive Officer, related to certain change-of-control events (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 31, 2008).

10.10 EMS Technologies, Inc. Officers’ Deferred Compensation Plan, as amended and restated October 30, 2008 (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K for the year ended December 31, 2008).

63 of 105

10.11 EMS Technologies, Inc. Deferred Compensation Plan for Non-Employee Directors, as amended and restated October 30, 2008 (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2008).

10.12 EMS Technologies, Inc. 1997 Stock Incentive Plan, as adopted January 24, 1997, and amended through May 10, 2004 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

10.13 Form of Restricted Stock Award Restriction Agreement, dated July 28, 2006, under the 1997 Stock Incentive Plan, entered between the Company and Neilson A. Mackay, Executive Vice President of the Company (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

10.14 Form of Stock Option Agreement evidencing options granted after 2000 (other than in 2005) to executive officers under the EMS Technologies, Inc. 1997 Stock Incentive Plan, together with related Terms of Officer Stock Option, Form 1/25/01 (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 31, 2007).

10.15 Form of Stock Option Agreement evidencing options granted in 2005 to executive officers under the EMS Technologies, Inc. 1997 Stock Incentive Plan, together with related Terms of Officer Stock Option, Form 1/25/01 (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2005).

10.16 Form of Stock Option Agreement evidencing options granted automatically to non-employee members of the Board of Directors, upon each election to an additional one-year term of service, under the EMS Technologies, Inc. 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the year ended December 31, 2005).

10.17 EMS Technologies, Inc. 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2005).

10.18 Form of Stock Option Agreement evidencing options granted in 2005 to employees under the EMS Technologies, Inc. 2000 Stock Incentive Plan, together with related Terms of Stock Option, Form 02/16/00 (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2005).

10.19 Form of Stock Option Agreement evidencing options granted (other than in 2005) to employees under the EMS Technologies, Inc. 2000 Stock Incentive Plan, together with related Terms of Stock Option, Form 02/16/00 (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 2005).

10.20 Form of Restricted Stock Award Memo evidencing shares of stock issued, subject to certain restrictions, to employees under the 2000 Stock Incentive Plan, together with related Terms of Restricted Stock, Form 5-02-08 (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 2008).

10.21 Form of Stock Option Agreement evidencing options granted automatically to non-employee members of the Board of Directors upon their initial election to the Board, under the EMS Technologies, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 2007).

10.22 EMS Technologies, Inc. 2007 Stock Incentive Plan, effective May 18, 2007 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2007).

10. 23 Form of Stock Option Agreement evidencing options granted automatically to non-employee members of the Board of Directors, upon each election to an additional one-year term of service, under the EMS Technologies, Inc. 2007 Stock Incentive Plan, together with related Terms of Director Stock Option,

64 of 105

Form 5-18-07 (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2007).

10.24 Form of Stock Option Agreement evidencing options granted to executive officers under the EMS Technologies, Inc. 2007 Stock Incentive Plan, together with related Term of Officer Stock Options, Form 5/18/07 (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the year ended December 31, 2007).

10.25 Form of Indemnification Agreement between the Company and each of its directors (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2008).

10.26 Form of Indemnification Agreement between the Company and each of Don T. Scartz, Timothy C. Reis, Gary B. Shell, Neilson A. Mackay and the Company’s Vice President and Chief Accounting Officer (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 31, 2008).

10.27 EMS Technologies, Inc. Executive Annual Incentive Compensation Plan, as amended and restated May 18, 2007 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10.28 Letter Agreement dated May 2, 2008, between the Company and Don T. Scartz (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 28, 2008).

10.29 Supplemental Retirement Income Agreement, dated November 16, 2007, between the Company and Don T. Scartz (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2007).

10.30 Letter dated March 19, 2007 concerning compensation arrangements with Vice President of Corporate Development (now President and Chief Executive Officer) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

10.31 Letter Agreement dated May 1, 2008, between the Company and James S. Childress (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 28, 2008).

10.32 Form of Restricted Stock Award Restriction Agreement under the 2007 Stock Incentive Plan, entered between the Company and Gary B. Shell, Senior Vice President and Chief Financial Officer, and in substantially similar form with its Vice President and Chief Accounting Officer and one of its non-executive employees (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K for the year ended December 31, 2008).

14.1 EMS Technologies, Inc. Code of Business Ethics and Conduct, as revised February 6, 2004 (incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-K for the year ended December 31, 2008).

18 Preferability letter from KPMG on change in date of annual goodwill impairment testing performed by the Company. *

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

65 of 105

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMS TECHNOLOGIES, INC.

By: /s/ Neilson A. Mackay President and Chief Executive Officer	Date: 3/31/10

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Neilson A. Mackay Neilson A. Mackay	President and Chief Executive Officer (Principal Executive Officer)	3/31/10

/s/ Gary B. Shell Gary B. Shell	Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)	3/31/10

/s/ David M. Sheffield David M. Sheffield	Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	3/31/10

/s/ John R. Bolton John R. Bolton	Director	3/31/10

/s/ Hermann Buerger Hermann Buerger	Director	3/31/10

/s/ Francis J. Erbrick Francis J. Erbrick	Director	3/31/10

/s/ John R. Kreick John R. Kreick	Director	3/31/10

/s/ John B. Mowell John B. Mowell	Director, Chairman of the Board	3/31/10

/s/ Thomas W. O’Connell Thomas W. O’Connell	Director	3/31/10

/s/ Bradford W. Parkinson Bradford W. Parkinson	Director	3/31/10

/s/ Norman E. Thagard Norman E. Thagard	Director	3/31/10

/s/ John L. Woodward, Jr. John L. Woodward, Jr.	Director	3/31/10

66 of 105

67 of 105

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
EMS Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of EMS Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule included in Item 15(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMS Technologies, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for business combinations in 2009 due to the adoption of SFAS 141(R), Business Combinations (incorporated into ASC Topic 805, Business Combinations).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), EMS Technologies, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 31, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Atlanta, Georgia
March 31, 2010

68 of 105

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31
	2009	2008	2007

Product net sales	$281,153	273,268	247,504
Service net sales	78,819	61,777	40,375

Net sales	359,972	335,045	287,879
Product cost of sales	193,888	175,837	151,611
Service cost of sales	47,236	38,048	23,667

Cost of sales	241,124	213,885	175,278
Selling, general and administrative expenses	87,722	81,426	74,561
Research and development expenses	18,662	20,110	18,773
Impairment loss on goodwill	19,891	-	-
Acquistion-related items	7,206	-	-

Operating (loss) income	(14,633)	19,624	19,267
Interest income	207	2,430	5,403
Interest expense	(2,181)	(1,679)	(1,953)
Foreign exchange loss, net	(808)	(586)	(1,390)

(Loss) earnings from continuing operations before income taxes	(17,415)	19,789	21,327
Income tax benefit (expense)	4,266	682	(2,080)

(Loss) earnings from continuing operations	(13,149)	20,471	19,247
Discontinued operations:
Loss from discontinued operations before income taxes	(10,917)	-	(585)
Income tax benefit	4,001	-	82

Loss from discontinued operations	(6,916)	-	(503)

Net (loss) earnings	$(20,065)	20,471	18,744

Net (loss) earnings per share:
Basic:
From continuing operations	$(0.87)	1.32	1.25
From discontinued operations	(0.45)	-	(0.03)

Net (loss) earnings	$(1.32)	1.32	1.22

Diluted:
From continuing operations	$(0.87)	1.31	1.24
From discontinued operations	(0.45)	-	(0.03)

Net earnings	$(1.32)	1.31	1.21

Weighted-average number of common shares outstanding:
Basic	15,169	15,452	15,354
Diluted	15,169	15,628	15,482

See accompanying notes to consolidated financial statements.

69 of 105

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$47,174	86,979
Trade accounts receivable, net of allowance for doubtful account of
$1,208 in 2009 and $856 in 2008	60,959	65,831
Costs and estimated earnings in excess of billings on long-term contracts	25,290	30,485
Inventories	40,655	35,670
Deferred income taxes	4,306	1,632
Other current assets	19,117	12,184

Total current assets	197,501	232,781

Property, plant and equipment:
Land	1,150	1,150
Buildings and leasehold improvements	18,792	16,238
Machinery and equipment	107,712	92,100
Furniture and fixtures	10,542	10,059

Total property, plant and equipment	138,196	119,547
Less accumulated depreciation	90,256	78,975

Net property, plant and equipment	47,940	40,572
Deferred income taxes	9,421	7,318
Goodwill	60,336	31,402
Other intangible assets, net of accumulated amortization of $18,817 in 2009 and $8,219 in 2008	49,256	11,166
Other assets	9,691	4,126

Total assets	$374,145	327,365

See accompanying notes to consolidated financial statements.

70 of 105

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
(in thousands, except share data)

	December 31
	2009	2008

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$1,398	1,302
Accounts payable	27,333	25,361
Billings in excess of contract costs and estimated earnings on long-term contracts	9,597	8,172
Accrued compensation and retirement costs	13,946	14,456
Deferred service revenue	9,588	7,998
Acquisition costs for earn-out provisions	13,729	-
Other current liabilities	23,763	10,073

Total current liabilities	99,354	67,362
Long-term debt, excluding current installments	26,352	9,250
Deferred income taxes	5,757	461
Other liabilities	5,591	7,550

Total liabilities	137,054	84,623

Shareholders’ equity:
Preferred stock of $1.00 par value per share; Authorized 10,000 shares; none issued	-	-
Common stock of $.10 par value per share; Authorized 75,000 shares, issued and outstanding 15,249 in 2009 and 15,188 in 2008	1,525	1,519
Additional paid-in capital	136,112	133,270
Accumulated other comprehensive income (loss) - foreign currency translation adjustment	6,066	(5,500)
Retained earnings	93,388	113,453

Total shareholders’ equity	237,091	242,742

Commitments and contingencies
Total liabilities and shareholders’ equity	$374,145	327,365

See accompanying notes to consolidated financial statements.

71 of 105

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
(in thousands)	2009	2008	2007

Cash flows from operating activities:
Net (loss) earnings	$(20,065)	20,471	18,744
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	19,989	12,498	9,666
Impairment loss on goodwill	19,891	-	-
Deferred income taxes	(4,629)	(2,400)	887
Gain (loss) on sale of assets	78	(64)	(1)
Loss from discontinued operations	6,916	-	503
Stock-based compensation expense	2,470	2,339	1,727
Tax benefit for exercise of stock options	133	203	643
Change in fair value of contingent consideration liability	3,229	-	-
Excess tax benefits from stock-based compensation	(23)	(75)	(24)
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	12,575	(5,584)	14,259
Costs and estimated earnings in excess of billings on long-term contracts	1,628	(7,991)	(989)
Inventories	6,957	(7,801)	(904)
Accounts payable	(5,026)	1,076	(7,113)
Accrued compensation and retirement costs	(1,994)	819	1,167
Other	138	2,960	3,498

Net cash provided by operating activities in continuing operations	42,267	16,451	42,063
Net cash used in operating activities in discontinued operations	(555)	-	(3,329)

Net cash provided by operating activities	41,712	16,451	38,734

Cash flows from investing activities:
Purchases of property, plant and equipment	(13,433)	(13,869)	(14,579)
Payments for acquisitions of businesses, net of cash acquired	(87,264)	(32,354)	(5,000)
Proceeds from sales of assets	58	1,371	907

Net cash used in investing activities	(100,639)	(44,852)	(18,672)

Cash flows from financing activities:
Net borrowings under revolving credit facility	18,500	-	-
Repayment of other debt	(1,294)	(3,159)	(1,281)
Change in restricted cash	-	-	81
Deferred financing costs paid	(251)	(1,254)	-
Payments for repurchase and retirement of common shares	(374)	(9,963)	-
Excess tax benefits from stock-based compensation	23	75	24
Proceeds from exercise of stock options	620	925	4,332

Net cash provided by (used in) financing activities	17,224	(13,376)	3,156

Effect of changes in exchange rates on cash and cash equivalents	1,898	(5,203)	1,310

Net change in cash and cash equivalents	(39,805)	(46,980)	24,528
Cash and cash equivalents at beginning of period	86,979	133,959	109,431

Cash and cash equivalents at end of period	$47,174	86,979	133,959

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,839	1,094	1,147
Cash paid for income taxes	983	2,289	357

See accompanying notes to consolidated financial statements.

72 of 105

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(LOSS) (in thousands)

	Three Years Ended December 31, 2009
					Accum-
					ulated
					other
				Compre-	compre-		Total
			Additional	hensive	hensive		share-
	Common Stock		paid-in	income	income	Retained	holders’
	Shares	Amount	capital	(loss)	(loss)	earnings	equity

Balance December 31, 2006	15,327	$1,533	133,050		4,262	74,238	213,083
Net earnings	-	-	-	18,744	-	18,744	18,744
Tax benefit for exercise of stock options	-	-	643	-	-	-	643
Exercise of common stock options	311	31	5,758	-	-	-	5,789
Redemption of shares upon exercise of common stock options	(58)	(6)	(1,427)	-	-	-	(1,433)
Repurchases of common stock	(1)	-	(24)	-	-	-	(24)
Stock-based compensation	2	-	1,727	-	-	-	1,727
Foreign currency translation adjustment	-	-	-	8,597	8,597	-	8,597

Comprehensive income for 2007				27,341

Balance December 31, 2007	15,581	1,558	139,727		12,859	92,982	247,126
Net earnings	-	-	-	20,471	-	20,471	20,471
Tax benefit for exercise of stock options	-	-	203	-	-	-	203
Exercise of common stock options	56	6	989	-	-	-	995
Redemption of shares upon exercise of common stock options	(3)	-	(70)	-	-	-	(70)
Repurchases of common stock	(480)	(48)	(9,915)	-	-	-	(9,963)
Stock-based compensation	34	3	2,336	-	-	-	2,339
Foreign currency translation adjustment	-	-	-	(18,359)	(18,359)	-	(18,359)

Comprehensive income for 2008				2,112

Balance December 31, 2008	15,188	1,519	133,270		(5,500)	113,453	242,742
Net loss	-	-	-	(20,065)	-	(20,065)	(20,065)
Tax benefit for exercise of stock options	-	-	133	-	-	-	133
Exercise of common stock options	48	5	663	-	-	-	668
Redemption of shares upon exercise of common stock options	(2)	-	(47)	-	-	-	(47)
Repurchases of common stock	(27)	(3)	(373)	-	-	-	(376)
Stock-based compensation	42	4	2,466	-	-	-	2,470
Foreign currency translation adjustment	-	-	-	11,566	11,566	-	11,566

Comprehensive income (loss) for 2009				(8,499)

Balance December 31, 2009	15,249	$1,525	136,112		6,066	93,388	237,091

See accompanying notes to consolidated financial statements.

73 of 105

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 and 2007

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

The consolidated financial statements include the accounts of EMS Technologies, Inc. and its wholly owned subsidiaries (collectively, “the Company”). All significant intercompany balances and transactions have been eliminated in consolidation. There are no other entities controlled by the Company, either directly or indirectly. Certain reclassifications have been made to the 2008 consolidated financial statements to conform to the 2009 presentation.

The accompanying consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and are based on the Securities and Exchange Commission’s (“SEC”) Regulation S-X and its instructions to Form 10-K. The preparation of financial statements in conformity with GAAP requires management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and reporting of revenue and expenses during the period. Actual future results could differ materially from those estimates. We have also performed an evaluation of subsequent events through the date the financial statements were issued.

Following is a summary of the Company’s significant accounting policies:

— Revenue Recognition

Net sales are derived from sales of the Company’s products to end-users, value-added resellers, other manufacturers or systems integrators and distributors; service to support such products; and research and development arrangements under specific requirements of customer contracts. Net sales are generally recognized when completed units are shipped and as services are performed, unless multiple deliverables are involved or software is more than incidental to a product as a whole, in which case we recognize revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codificationtm (“ASC”) Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, or ASC Subtopic 985-605, Software-Revenue Recognition, as applicable. We recognize revenue from product-related service contracts, and extended warranties, ratably over the life of the contract. Amounts paid by customers at the inception of the extended warranty period are reflected as deferred revenue with the portion estimated to be recognized as revenue within the next twelve months reflected in other current liabilities in the consolidated balance sheets and the remainder reflected in other noncurrent liabilities. We recognize revenue from repair services and tracking, voice and data services as services are rendered. We recognize revenue from contracts for engineering services using the percentage-of-completion method for fixed price contracts, or as costs are incurred for cost-type contracts.

Net sales under certain long-term contracts of our D&S and Communications & Tracking segments, many of which provide for periodic payments, are recognized under the percentage-of-completion method using the ratio of cost incurred to total estimated cost as the measure of performance. Estimated costs at completion for these contracts are reviewed on a routine periodic basis, and adjustments are made to the estimated costs at completion based on actual costs incurred, progress made, and estimates of the costs required to complete the contractual requirements. When the estimated cost-at-completion exceeds the contract value, the loss resulting from cost overruns is immediately recognized.

The Company establishes budgeted overhead rates, which are used to apply overhead costs to projects to calculate the estimated cost to complete for revenue recognition calculations. The Company expenses the monthly rate variance between actual overhead expenses incurred versus overhead expenses applied at

74 of 105

budgeted rates. The monthly rate variance has no effect on the Company’s calculation of revenues to be recognized under percentage-of-completion accounting.

In applying the percentage-of-completion method of accounting, certain contracts may have revenue recognized in excess of billings (costs and estimated earnings in excess of billings), and other contracts may have billings in excess of revenue recognized (billings in excess of contract costs and estimated earnings). Under long-term contracts, the prerequisites for billing the customer for periodic payments generally involve the Company’s achievement of contractually specific, objective milestones (e.g., completion of design, testing, or other engineering phase, delivery of test data or other documentation or delivery of an engineering model or flight hardware). Costs and estimated earnings in excess of billings under long-term contracts are usually billed and collected within one year. Such amounts are reflected in current assets on the consolidated balance sheet. The amounts estimated to be collected after one year of $7.8 million as of December 31, 2009, and $0.6 million as of December 31, 2008 are included in other noncurrent assets in the consolidated balance sheet.

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

— Government Research Incentives

The Communications & Tracking segment receives government-sponsored research incentives in the form of cash reimbursement for a portion of certain qualified research expenditures. These incentives are recorded as a reduction of cost of sales if the underlying research efforts are to meet specific requirements of customer contracts. Otherwise, they are recorded as a reduction of research and development expense.

— Cash Equivalents

The Company considers all highly liquid debt instruments with initial or remaining maturities of three months or less when purchased to be cash equivalents. Cash equivalents as of December 31, 2009 and 2008 included investments of $18.2 million and $78.9 million, respectively, in government-obligations money market funds, in other money market instruments, and in interest-bearing deposits. Cash and cash equivalents that are restricted under escrow agreements are not available for general use in the Company’s operations and are classified in other current assets or other noncurrent assets in the Company’s consolidated balance sheets.

— Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). Work-in-process consists of raw material and production costs, including indirect manufacturing costs. We reduce the carrying amount of our inventory for estimated obsolete and slow-moving inventory to its estimated net realizable value based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional adjustments could be required. Such adjustments reduce the inventory’s cost basis, and the cost basis is not increased upon any subsequent increases in estimated net realizable value.

75 of 105

— Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided primarily using the straight-line method over the estimated useful lives of the respective assets which are as follows:

Buildings	20 to 40 years
Machinery and equipment	3 to 8 years
Furniture and fixtures	4 to 10 years

Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the respective leases. Total depreciation expense was $10.3 million, $10.0 million, and $8.0 million for 2009, 2008, and 2007, respectively.

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

— Goodwill and Other Intangible Assets

Goodwill is recognized as a result of a business combination to the extent the consideration transferred exceeds the acquisition-date amounts of identifiable assets acquired and liabilities assumed, determined in accordance with the provisions of ASC 805. An intangible asset is recognized as an asset apart from goodwill if it arises from contractual or other legal rights or if it is separable, that is, it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged. Such identifiable intangible assets are recorded at fair value at the date of acquisition. Goodwill and intangible assets acquired in a business combination and determined to have indefinite useful lives are not being amortized, but instead are evaluated for impairment annually, and between annual tests if an event occurs or circumstances change that indicate that the asset might be impaired.

The Company completes its annual evaluation of goodwill for impairment in the fourth quarter of each fiscal year. ASC Topic 350 requires that if the fair value of a reporting unit is less than its carrying amount, including goodwill, further analysis is required to measure the amount of the impairment loss, if any. The amount by which the reporting unit’s carrying amount of goodwill exceeds the implied fair value of the reporting unit’s goodwill, determined in accordance with ASC Topic 350, is to be recognized as an impairment loss. As a result of the Company’s annual evaluation of goodwill in the fourth quarter of 2009, the Company recorded an impairment charge of $19.9 million related to the Company’s LXE segment. Refer to Note 3 for additional information.

During 2009, the Company changed its annual impairment testing date from December 31 to the first day of the Company’s twelfth reporting period in the fiscal year, which was November 29 for the year ended December 31, 2009. The Company believes this change is preferable since it provides additional time prior to the Company’s year-end to complete the goodwill impairment testing and report the results in its Annual Report on Form 10-K.

In accordance with ASC Topic 350, intangible assets, other than those determined to have an indefinite life, are amortized to their estimated residual values on a straight-line basis, or on the basis of economic benefit, over their estimated useful lives. The useful life of the intangible asset is the period over which the asset is expected to contribute directly or indirectly to the entity’s future cash flows. These intangible assets are reviewed for impairment in accordance with ASC Topic 360-10-05, Impairment or Disposal of Long-Lived

76 of 105

Assets, whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of an asset to be held and used is measured by comparing its carrying amount to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge would be recognized for the amount by which the carrying amount of the asset exceeds its fair value. An asset to be disposed of would be reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. Cash flow projections, although subject to a degree of uncertainty, are based on management’s estimates of future performance, giving consideration to existing and anticipated competitive and economic conditions.

Unfavorable economic or financial market conditions or other developments may affect the fair value of one or more of the Company’s business units and it is reasonably possible that the Company may be required to record additional asset impairment charges in the future. As of December 31, 2009, the Company had approximately $60.3 million of goodwill and $49.3 million of other intangible assets on the consolidated balance sheet, collectively representing approximately 29% of total assets. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in the Company’s share price and market capitalization, a decline in expected future cash flows for one or more business units, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower-than-expected growth rates, among others. If the Company is required to recognize an additional impairment loss related to goodwill or long-lived assets, the related charge, although a noncash charge, could materially impact reported earnings or loss from continuing operations for the period in which the impairment loss is recognized.

— Loss Contingencies

We record a liability for a loss contingency when the loss is considered probable to occur and can be reasonably estimated. Legal costs related to a loss contingency are recorded when costs are incurred.

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

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (which is now included in ASC Subtopic 740-10-05, Income Taxes), which prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

77 of 105

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

The following table is a reconciliation of the denominator for basic and diluted earnings per share calculations for the years ended December 31, 2008 and 2007 (in thousands). Potential dilutive shares were excluded from the computation of diluted net loss per share for the year ended December 31, 2009, because the effect of their inclusion would have been anti-dilutive:

	2009	2008	2007

Basic weighted-average number of common shares outstanding	15,169	15,452	15,354
Dilutive potential shares using the treasury share method	-	176	128

Diluted weighted-average number of common shares outstanding	15,169	15,628	15,482

Shares that were not included in computation of diluted earnings per share that could potentially dilute future basic earnings per share because their effect on the periods were antidilutive	1,045	341	44

— Stock-Based Compensation

Stock-based compensation is recognized on a straight-line basis over the requisite service period for each separately vesting portion of an award as if the award was, in substance, multiple awards. The Company estimates future forfeitures based on historical experience and review such estimates periodically and adjust expense recognition accordingly.

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

Certain transactions produce receivables or payables denominated in a currency other than the functional currency. Any subsequent changes in exchange rates between the functional currency and the currency in which a transaction is denominated generates a foreign currency transaction gain or loss that is generally included in determining net earnings. However, gains or losses resulting from intercompany foreign currency transactions that are of a long-term-investment nature (that is, settlement is not planned or anticipated in the foreseeable future) are reported in the same manner as translation adjustments.

78 of 105

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

None of the derivative financial instruments are designated as a hedge for a accounting purposes. Therefore, each instrument is reflected at fair value in the consolidated balance sheet with the change in fair value reflected in earnings.

— Warranties

The Company provides a limited warranty for a variety of its products. The specific terms and conditions of the warranties vary depending upon the specific products and markets in which the products are sold. The Company records a liability at the time of sale for the estimated costs to be incurred under warranties, based on historical, as well as expected, experience. The warranty liability is periodically reviewed for adequacy and adjusted as necessary.

— Accounting Changes Recently Adopted

In the third quarter of 2009, the Company adopted the FASB Statement of Financial Accounting Standards (SFAS) No. 168, FASB Accounting Standards Codification and Hierarchy of GAAP. SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles and establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is meant to be a codification of existing GAAP, therefore, the adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, for all financial instruments. Effective January 1, 2009, the Company adopted the provisions of SFAS No. 157 for nonfinancial instruments accounted for at fair value on a nonrecurring basis. SFAS No. 157, which is now included in ASC Topic 820, Fair Value Measurements and Disclosures, establishes a new framework for measuring fair value and expands related disclosures. The fair-value disclosures for financial instruments are included in Note 4 and the fair-value disclosures related to the fair values of assets and liabilities from business combinations completed during 2009 are included in Note 2.

On January 1, 2009, the Company adopted SFAS No. 141(R), Business Combinations, which is now included in ASC Topic 805, Business Combinations. SFAS No. 141(R) significantly changes the accounting for business combinations for which the acquisition date is on or after January 1, 2009, both during the period of acquisition and in subsequent periods. Among the more significant changes in the accounting for acquisitions are the following:

•	An acquiring entity must recognize all the assets acquired and liabilities assumed in a business combination at the acquisition-date fair value, as determined under the provisions in ASC Topic 820;

•	Transaction costs are expensed as incurred, and are classified within cash flows from operating activities in the consolidated statement of cash flows. Such costs were previously capitalized as part

79 of 105

of the cost of an acquisition, and were classified within cash flows from investing activities in the consolidated statement of cash flows;

•	Contingent consideration is recognized at fair value at the acquisition date as a liability or as equity. Subsequent adjustments of an amount recognized as a liability are recognized in the statement of operations. Contingent consideration was previously accounted for as an adjustment to the cost of the acquisition when the results of the contingency were determined;

•	Subsequent changes to valuation allowances against deferred tax assets after the measurement period are recognized as an adjustment to income tax expense. Such changes were previously reflected as an adjustment to goodwill. This provision of SFAS No. 141(R) also applies to acquisitions completed prior to the effective date;

•	Acquired in-process research and development (“IPR&D”) is recognized as an asset at fair value at the acquisition date, with the fair value recognized as an expense as the asset is realized or abandoned. IPR&D was previously expensed at the acquisition date; and

•	Costs associated with restructuring or exit activities of an acquired entity are expensed when incurred. Previously, such costs were recorded as liabilities at the acquisition date if specified criteria were met.

During 2009, the Company recognized net acquisition-related charges of $7.2 million. These net charges were principally a result of the adoption of SFAS No. 141(R), including transaction costs, and the accretion of an earn-out liability related to one of the Company’s recent acquisitions recorded at estimated fair value on a discounted basis. These net charges also included a charge related to an increase in the estimated fair value of the earn-out liability in 2009 reflecting changes in the expected earn-out payments based on the results of 2009, and an agreement between the Company and the sellers of the acquired entity to settle the 2010 earn-out provisions. These charges are included within acquisition-related items in the consolidated statement of operations. In addition, the net charges recorded during 2009 include costs incurred as of December 31, 2008, related to potential acquisitions that did not have an acquisition date on or prior to December 31, 2008, that were included as an asset on the consolidated balance sheet as of that date as required by the provisions of SFAS No. 141, Business Combinations, the predecessor to SFAS No. 141(R). Acquisition-related charges of $3.1 million were paid during 2009 and were included as a reduction of cash provided by operating activities in the consolidated statement of cash flows.

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

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, Fair Value Measurements and Disclosures - Measuring Liabilities at Fair Value. ASU 2009-05 updates the guidance on measuring the fair value of liabilities and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses a quoted price of an identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets; 2) a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer an identical liability; or 3) a technique based on the amount a reporting entity would receive to enter into an identical liability. ASU 2009-05 also clarifies that both a quoted price in an active market for an identical liability at the measurement date and a quoted price for the identical liability when traded as an asset in an

80 of 105

active market when no adjustments to the quoted price of the asset are required are level 1 fair value measurements. ASU 2009-05 is effective for the Company in the fourth quarter of 2009. The adoption of ASU 2009-05 did not have a material impact on the Company’s 2009 consolidated financial statements.

— Recently Issued Pronouncements Not Yet Adopted

In October 2009 the FASB issued two accounting standards updates that could result in revenue being recognized earlier in certain revenue arrangements with multiple deliverables. Both updates are effective for the Company in the first quarter of 2011. Early adoption is permitted. If the Company adopts this standard in a period other than the beginning of its fiscal year, the Company will be required to apply this standard retrospectively to beginning of its fiscal year, and disclose certain financial information as revised for all interim periods previously reported in the fiscal year adopted. The Company is evaluating when to adopt the updates and the effect the adoption will have on its consolidated financial statements.

ASU 2009-13, Revenue Recognition - Multiple-Deliverable Revenue Arrangements, amends the accounting for revenue arrangements with multiple deliverables. Among other things, ASU 2009-13:

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

ASU 2009-14, Software - Certain Revenue Arrangements That Include Software Elements, amends the guidance for revenue arrangements that contain tangible products and software elements. ASU 2009-14 redefines the scope of arrangements that fall within software revenue recognition guidance by specifically excluding tangible products that contain software components that function together to deliver the essential functionality of the tangible product.

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

In January 2010, the FASB issued guidance amending and clarifying requirements for fair value measurements and disclosures in ASU 2010-6, Improving Disclosures About Fair Value Measurements. The new guidance requires disclosure of transfers in and out of Level 1 and Level 2 and a reconciliation of all activity in Level 3. The guidance also requires detailed disaggregation disclosure for each class of assets and liabilities in all levels, and disclosures about inputs and valuation techniques for Level 2 and Level 3. The guidance is effective at the start of interim or annual reporting periods beginning after December 15, 2009 and the disclosure reconciliation of all activity in Level 3 is effective at the start of annual reporting periods beginning after December 15, 2010. The Company does not expect that the adoption of ASU 2010-06 will have a material impact on its consolidated financial statements.

(2)	BUSINESS COMBINATIONS

The Company has expanded its technology base by acquiring various companies or their assets.

During 2009, the Company completed the acquisitions of two businesses that expanded its technology base. The Company completed the acquisition of all of the equity interest in Formation, Inc. (“Formation”), of

81 of 105

Moorestown, New Jersey, and Satamatics Global Limited (“Satamatics”), of Tewkesbury, UK, on January 9, 2009 and February 13, 2009, respectively.

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

The aggregate cash purchase price for these two entities was approximately $90.7 million paid in 2009. In addition, one of the purchase agreements included a contingent consideration arrangement. That contingency has since been settled, and an additional $13.7 million is due to the sellers and payable in cash in 2010. Management estimated that the fair value of the contingent consideration arrangement at the acquisition date was approximately $10.5 million. This was determined by applying a form of the income approach, based on the probability-weighted projected payment amounts discounted to present value at a rate appropriate for the risk of achieving the milestones. The key assumptions were the earn-out period payment probabilities, and an appropriate discount rate. These assumptions are considered by ASC Topic 820 to be level 3 inputs, which are not observable in the market. Including the contingent consideration as originally estimated, the aggregate estimated fair value of the consideration for these two entities, as of the respective acquisition dates, was approximately $101.2 million. As discussed in Note 1, the estimated fair value of the earn-out liability was increased during 2009 with a net charge to earnings from continuing operations in the consolidated statement of operations.

Of the total cash consideration, approximately $10.2 million is in escrow accounts payable to the sellers after specified periods, subject to claims against the sellers. Of this amount, approximately $4.8 million is in accounts in the name of the Company; therefore, this portion is reflected as restricted cash and included in other current assets in the consolidated balance sheet as of December 31, 2009, with a corresponding liability in other current liabilities.

ASC Topic 805 requires that identifiable assets acquired and liabilities assumed be reported at fair value as of the acquisition date of a business combination. Certain adjustments to estimated fair value were recorded in 2009 based on new information obtained that existed as of the acquisition dates. These adjustments are detailed in the table below. ASC Topic 805 requires that such adjustments to provisional amounts be reflected in comparative financial information presented in the financial statements on a retrospective basis. These adjustments, however, would not have resulted in a material change to the statement of operations for the periods presented, and therefore retrospective application was not applied.

82 of 105

The fair values of major classes of assets acquired and liabilities assumed as originally determined and revised as of December 31, 2009, including a reconciliation to the total consideration, is as follows (in millions):

	Acquisition Date Fair Value Measurements
		Measurement	As of
	As of	Period	December 31,
	April 4, 2009	Adjustments	2009

Cash	$5.0	-	5.0
Receivables	4.7	-	4.7
Inventories	10.4	(0.1)	10.3
Developed technology	21.2	2.1	23.3
Customer relationships	11.8	3.7	15.5
Other identifiable intangible assets	8.2	(0.6)	7.6
Other assets	4.1	0.7	4.8
Payables and accrued expenses	(8.5)	(0.3)	(8.8)
Deferred tax liabilities	(9.9)	1.2	(8.7)

	47.0	6.7	53.7
Goodwill	54.2	(6.7)	47.5

	$101.2	-	101.2

The accounting for these acquisitions is substantially complete as of December 31, 2009, with the primary resolution being the potential finalization of deferred taxes in the first quarter of 2010. The valuation methods and assumptions used to determine fair value of major classes of assets acquired and liabilities assumed in accordance with ASC Topic 820 are as follows:

•	Cash and cash equivalents, trade accounts receivable, accounts payable and accrued expenses – The carrying amounts of each of these items approximated fair value because of the short-term maturity of these instruments.

•	Inventories were valued on the basis of estimated selling prices less the sum of (a) costs of disposal and (b) reasonable profit allowances on the selling effort. The inventory values were established separately for raw materials, work-in-process, and finished goods. The fair value of materials was based on the carrying amounts at current replacement cost. The fair value of work-in-process and finished goods was determined so that the Company would not generate a profit on the ultimate disposition of the acquired inventory based on value added in the manufacturing process prior to the acquisition date.

•	Property, plant and equipment assets (included in the other assets category above) were valued based on a cost and market approach. The cost approach quantifies value by examining either the historical cost to reproduce it or the estimated current cost to replace it at a given level of functionality and estimated physical deterioration. A physical deterioration factor was considered for the loss in value brought about by wear and tear of the elements, disintegration, use in service, and all physical factors that reduce the life and serviceability of the property. An obsolescence factor was considered to adjust for the economic and functional obsolescence created by the passage of time. The market approach measures the value of an asset through an analysis of recent sales or offerings of comparable property. Once the cost and market approaches were completed, an analysis of the overall validity of each approach was performed based on the resources used to arrive at a fair value of each asset.

•	Developed technology assets can be defined as proprietary knowledge or processes that have been developed or purchased and are recognized as providing or having the potential to provide, significant competitive advantages or product differentiation. A developed technology intangible asset can be identified as the end product, such as in high-tech companies, or can be an internally developed system or software package that enhances the process of producing other products, delivering a

83 of 105

service, or facilitates general business management. The developed technology acquired is inclusive of patented technology, proprietary software and trade secrets. For a portion of the developed technology acquired, a variation of the income approach known as the excess earnings method was used to value this developed technology. The income approach measures the future economic income that can be attributed to the developed technology based on its expected remaining useful life. The excess earnings method requires an analysis of the following two key inputs: 1) the average remaining useful lives of the developed technologies, and 2) the debt-free net cash flow expected to be generated by the developed technology over its average remaining useful life after deducting charges for contributory assets. Key assumptions and inputs used to develop the debt-free cash flow for developed technologies were projected revenue growth, the average remaining useful life and decay curve, the base earnings before income tax, depreciation, and amortization (“EBITDA”) margin, an adjustment to account for the R&D expenses related to maintenance of the existing developed technology, an estimated income tax rate, required return for the use of other contributory assets, an appropriate discount rate, and the incremental value of the tax savings generated by the amortization of intangible assets. The Relief from Royalty (“RFR”) method under the income approach was used to value the remaining portion of the developed technology acquired. This approach provides an estimate of the value of the developed technology based on the present value of the projected cost savings attributable to the ownership of the developed technology. This method is based on the theory that the owner of the developed technology is relieved of paying a royalty for license fee for the use of the developed technology. The method is a function of: 1) projected sales from products or services attributable to the developed technology, 2) a reasonable market royalty rate that would otherwise be charged to a licensor of the developed technology to a licensee of the developed technology, and 3) an appropriate discount rate to reflect the risk of achieving the projected royalty savings attributable to the developed technology. Key assumptions and inputs used to develop the debt-free cash flow for developed technologies value using the RFR method were projected revenue growth, the average remaining useful life and decay curve, a royalty rate, an estimated income tax rate and an appropriate discount rate.

•	A customer relationship exists between an entity and its customer if the following conditions are met: 1) the entity has information about the customer and has regular contact with the customer; and 2) the customer has the ability to make direct contact with the entity. Relationships may arise from contracts, such as supplier contracts and service contracts. However, customer relationships may arise through means other than contracts, such as through regular contact by sales or service representatives. The income approach known as the excess earnings method was used to value customer relationships. The income approach measures the future economic income that can be attributed to the customer relationships based on their expected remaining useful lives. The income approach requires an analysis of the following two key inputs: 1) the remaining useful lives of the customer relationships, considering current contracted terms and renewal probabilities based on historical customer attrition analysis; and 2) the debt-free net cash flow expected to be generated by the customer relationships over their remaining useful lives. Key assumptions and inputs used to develop the debt-free cash flow for developed technologies were projected revenue growth, the average remaining useful life and decay curve, the base EBITDA margin, a sales and marketing adjustment to account for expenses related to attracting new customers, an estimated income tax rate, required return for the use of other contributory assets, and an appropriate discount rate.

•	The other identifiable intangible assets include trade names and trademarks, order backlog, noncompete agreements, and in-process research and development assets, the most significant of which are the trade names and trademarks. Trade names and trademarks are developed through years of advertising, consistent packaging, promotional campaigns, and customer satisfaction. A recognized trade name or trademark leads to a positive pre-existing disposition on the part of potential purchasers toward purchasing goods and services. A trade name is the name of a business, association or other organization used to identify it. Trade names and trademarks have three basic values to an owner. First is the publicizing value, which is the impact on a customer, a retailer or an industrial

84 of 105

user, based on exposure, advertising, etc. Second is the educational value, implying product attributes, etc. Third is the psychological or heritage value, which implies comfort and induces sales. The RFR method under the income approach was used to estimate the value of the acquired trade names and trademarks. The key assumptions and inputs used are listed above under developed technology assets.

•	Deferred tax assets and liabilities were determined in accordance with ASC Topic 740, Income Taxes. Since both of these business combinations were nontaxable transactions, the assets are not adjusted to fair value for income tax reporting purposes. Therefore, deferred tax liabilities are reflected for the tax effects of the difference in bases for financial reporting and income tax purposes that result from applying the acquisition method of accounting for financial reporting purposes.

Identifiable intangible assets of $46.1 million are subject to amortization over a weighted-average amortization period, of 9.1 years in total, and for the major classes: 7.5 years for developed technology, 12.3 years for customer relationships and 10.0 years for trade names and trademarks. In-process research and development assets of $0.3 million are not subject to amortization until the projects are complete or abandoned. The Company did not incur costs to renew or extend the term of acquired intangible assets during the period ended December 31, 2009.

The goodwill results from the application of ASC Topic 805 since it requires that the acquirer subsume into goodwill the value of any acquired intangible asset that is not identifiable and the value attributed to items that do not qualify for separate recognition as assets at the acquisition date. The revised standard on accounting for business combinations prohibits separate recognition for certain acquired intangible assets that do not arise from contractual or other legal rights or do not meet specified separation criteria (e.g., assembled workforce). In addition, value is attributed by management to certain items that do not qualify as assets at the acquisition date, such as future technologies that management expects to be developed based on a track record of the acquired entities meeting market demands. Management also believes that synergies exist between these newly acquired product lines and the Company’s existing aero and connectivity businesses that allow the opportunity for promising growth. The goodwill was assigned to the Communications & Tracking reporting segment and is not deductible for income tax purposes. The assignment of goodwill to reporting units has been completed and assigned to the Formation and Satamatics reporting units.

The Company included the operating results of Formation and Satamatics in the Communications & Tracking segment in the consolidated statement of operations since the acquisition date for each respective entity. The results for 2009 included net sales of $60.2 million and a loss from continuing operations before taxes of $0.2 million. During 2009, the Company recognized net acquisition-related charges of $7.2 million. These net charges were principally a result of the adoption of SFAS No. 141(R), including transaction costs, and a net charge related to an increase in the earn-out liability. Also included in 2009, was a $1.4 million foreign exchange loss related to the funding of the Satamatics acquisition, which was required to be paid in British pounds sterling. The loss resulted from changes in foreign currency exchange rates from the date the Company funded the transaction to the date the acquisition was completed.

The following table provides unaudited supplemental pro forma information of the Company for 2009 and as if these acquisitions had been completed on January 1 of the respective years. The results were prepared based on the historical financial statements of the Company and the acquired entities and include pro forma adjustments to reflect the effects of the transactions and the provisions of SFAS No. 141(R) as if it had been in effect at these hypothetical acquisition dates (in thousands):

	Years Ended
	December 31	December 31
	2009	2008

Net sales	$362,970	383,584
(Loss) earnings from continuing operations	(19,475)	6,397

During 2008, the Company completed acquisitions of two entities. Akerstroms Trux AB (“Trux”) of Bjorbo, Sweden was acquired on February 8, 2008, and Sky Connect, LLC (“Sky Connect”) of Takoma Park, MD was

85 of 105

acquired on August 15, 2008. Trux manufactures and markets vehicle-mount computing solutions for warehousing and production environments in the Nordic region, and Sky Connect is a leading provider of Iridium-based combined tracking and voice systems for the aviation market.

The aggregate purchase price for the entities acquired in 2008 was approximately $33 million. The cost of the acquired entities was allocated based on the fair value of the underlying assets and liabilities, which included identifiable intangible assets of approximately $8.4 million. Intangible assets are subject to amortization based on expected useful lives that range from three to five years. Goodwill, totaling approximately $22.4 million, represented the excess of the cost over the net of the amounts allocated to the assets acquired and liabilities assumed. Approximately $11.0 million of the acquired goodwill is deductible over a 15-year period for income tax purposes.

Sky Connect is included in the Company’s Communications & Tracking reportable operating segment, and Trux is included in the Company’s LXE reportable operating segment. Their operating results are being included in the Company’s results of operations from their respective dates of acquisition. The Company recognized a loss on impairment of goodwill of $19.9 million in 2009 at the LXE reporting unit (see Note 3 for additional information). A proportional share of the loss was allocated to the goodwill resulting from the acquisition of Trux.

Pro forma financial statements and information have not been included for either of the 2008 acquisitions since they are not considered significant acquisitions individually or in aggregate in relation to the Company’s consolidated financial statements.

(3)	GOODWILL AND OTHER INTANGIBLE ASSETS

As discussed in Note 2, the Company completed two business combinations during 2009, and two during 2008. The consolidated financial statements include the identifiable intangible assets and goodwill resulting from these business combinations in addition to amounts from acquisitions of businesses completed prior to 2008.

The following table presents the changes in the carrying amount of goodwill during 2008 and 2009 (in thousands):

	Communication
	& Tracking	LXE	Total

Balance as of December 31, 2007	$-	9,982	9,982

Goodwill acquired during year	11,007	12,395	23,402
Foreign currency translation adjustment	-	(1,982)	(1,982)

Balance as of December 31, 2008	11,007	20,395	31,402

Goodwill acquired during year	47,530	-	47,530
Foreign currency translation adjustment	-	1,295	1,295
Impairment loss	-	(19,891)	(19,891)

Balance as of December 31, 2009	$58,537	1,799	60,336

The Company has four reporting units with goodwill from prior acquisitions reported on the balance sheet at December 31, 2009. In completing the annual evaluation for impairment in the fourth quarter of 2009, the estimated fair value of three of the Company’s four reporting units with goodwill exceeded the carrying amount. The amount of goodwill for each reporting unit that passed step one as of December 31, 2009, and

86 of 105

the percentage by which the estimated fair value exceeded the carrying amount of the reporting unit is as follows (dollars in thousands):

		Estimated
		Fair Value in
	Reported	Excess of
	Goodwill	Carrying Amount

Formation	$24,060	5.9%
Satamatics	23,429	2.5
Sky Connect	11,048	11.0

Each of these reporting units was recently acquired. At the acquisition date, the carrying amount of a reporting unit is equal to its fair value. Therefore, a significant excess would not be expected for a recently acquired reporting unit.

For the Company’s LXE reporting unit, the estimated fair value did not exceed the carrying amount. Therefore, the Company completed step two of the impairment testing process to measure the amount of the impairment loss. While the carrying amount exceeded the estimated fair value by only $6.0 million, the impairment loss was measured as $19.9 million, the amount by which the goodwill on LXE’s balance sheet exceeded the implied fair value. The aggregate fair value of the assets and liabilities, including those not reflected in the carrying amount, is compared to the estimated reporting unit fair value with the difference being implied goodwill. The excess of goodwill reported on the balance sheet and this implied goodwill is the impairment loss. For a reporting unit with unrecognized intangible assets or other assets whose fair value exceeds the carrying amount, the impairment loss will exceed the reporting unit fair value deficiency since under U.S. GAAP a step up in fair value for these other assets is not permitted. The impairment loss on goodwill of $19.9 million was recorded at our LXE segment in the fourth quarter of 2009 and represented 93% of the carrying amount of goodwill for this reporting unit.

The Company estimated the fair value of each of its reporting units in a manner similar to the method used in a business combination. The Company utilized both the income approach and the market approach present value techniques in the determination of fair value. Under the income approach, estimated fair value is based on the discounted cash flow method. The key assumptions that drive the estimated fair value of the reporting units under the income approach are level 3 inputs and include future cash flows from operations and the discount rate applied to those future cash flows, determined from a weighted-average cost of capital calculation. The future cash flows include additional key assumptions relating to revenue growth rates, margins and costs. Under the market approach, the value of invested capital is derived through industry multiples and other assumptions. The key assumptions that drive the estimated fair value of the reporting units under the market approach include EBITDA and revenue multiples using guideline companies, the majority of which are level 3 inputs.

The LXE reporting unit was last tested for impairment as of the end of the first quarter in 2009. At that time no impairment of goodwill was indicated LXE’s results for the remainder of the year improved from the first quarter, however, they were somewhat below revised expectations. In developing the 2010 operating plan for the reporting unit, and the longer-term cash flow projections, the cash flows are now projected to be less than previously estimated. Furthermore, the discount rate used to determine the present value of the estimated future cash flows is now higher.

There were no accumulated impairment losses for the Company’s goodwill as of December 31, 2008. After the impairment loss recorded on LXE’s goodwill in 2009, the Company had $19.5 million of accumulated impairment losses on goodwill including foreign currency translation adjustments as of December 31, 2009.

87 of 105

The following table presents the gross carrying amounts and accumulated amortization, in total and by major intangible asset class, for the Company’s intangible assets subject to amortization as of December 31, 2009 and December 31, 2008 (in thousands):

	As of December 31, 2009
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Developed technology	$40,385	13,460	26,925
Customer relationships	19,052	2,493	16,559
Trade names and trademarks	6,208	1,052	5,156
Other	2,428	1,812	616

	$68,073	18,817	49,256

	As of December 31, 2008
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Developed technology	$15,002	7,621	7,381
Customer relationships	3,405	351	3,054
Trade names and trademarks	830	217	613
Other	148	30	118

	$19,385	8,219	11,166

Amortization expense related to these intangible assets for 2009 and 2008 was $9.4 million and $2.2 million, respectively. Amortization expense of $5.5 million and $0.4 million was included in cost of sales, $3.6 million and $1.6 million was included in selling, general and administrative expenses, and $0.2 million and $0.2 million was included in research and development expenses in the Company’s consolidated statements of operations for 2009 and 2008, respectively. Expected amortization expense for the five succeeding years is as follows: 2010 -$8.2 million, 2011 – $7.6 million, 2012 – $7.8 million, 2013 – $7.1 million, and 2014 – $3.8 million.

In-process research and development assets of $0.3 million are not subject to amortization until the projects are complete or abandoned.

(4)	FAIR VALUE MEASUREMENTS

The Company adopted ASC Topic 820, Fair Value Measurements and Disclosures, for financial assets and liabilities on January 1, 2008, and for nonfinancial assets and liabilities on January 1, 2009. This guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the new guidance establishes a three-tier fair-value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 – Observable inputs consisting of quoted prices in active markets;

•	Level 2 – Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

88 of 105

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable and accrued expenses approximate their fair values because of the short-term maturity of these instruments.

The Company uses derivative financial instruments, primarily in the form of foreign currency forward contracts, in order to mitigate the risks associated with currency fluctuations on future fair values of foreign denominated assets and liabilities. The Company’s policy is to execute such instruments with creditworthy financial institutions, and it does not enter into derivative contracts for speculative purposes. The fair values of foreign currency contracts of $39,000 net asset at December 31, 2009 and $1.2 million net liability at December 31, 2008 are based on quoted market prices for similar instruments using the income approach (a level 2 input per the provisions of ASC Topic 820) and are recorded in other current liabilities in the Company’s consolidated balance sheets.

The Company has two fixed-rate, long-term mortgages and has borrowings under its revolving credit facility. One mortgage has an 8.0% rate and a carrying amount as of December 31, 2009 and December 31, 2008 of $6.4 million and $7.1 million, respectively. The other mortgage has a 7.1% rate and a carrying amount as of December 31, 2009 and December 31, 2008 of $2.9 million and $3.5 million, respectively. The Company’s borrowings under its revolving credit facility were $18.5 million as of December 31, 2009. The Company did not have any borrowings under its revolving credit facility as of December 31, 2008. The estimated fair value of the Company’s total debt was $26.5 million at December 31, 2009 and is based on quoted market prices for similar instruments (a level 2 input). Mortgage debt and borrowings under the Company’s credit facility are recorded in current and long-term debt on the Company’s consolidated balance sheets.

Management believes that these assets and liabilities can be liquidated without restriction.

The Company had a contingent consideration liability for earn-out provisions resulting from an acquisition completed in the first quarter of 2009 (Refer to Note 1 for additional information). The contingency has since been settled and $13.7 million is due to the sellers, payable in cash in 2010. This liability is recorded in current liabilities on the Company’s consolidated balance sheet as of December 31, 2009. Prior to the amendment to fix the amount of the payment the estimated fair value of this contingent consideration liability was determined by applying a form of the income approach (a level 3 input) based on the probability-weighted projected payment amounts discounted to present value at a rate appropriate for the risk of achieving the milestones.

The table below includes a summary of the change in estimated fair value of the contingent consideration liability (in thousands):

Year Ended
December 31, 2009

Balance at the beginning of the period	$-
Acquisitions	10,500
Fair value adjustment, including accretion	3,229

Balance at the end of the period	$13,729

During 2009, the fair value adjustment was an increase of $3.2 million reflecting changes in its expected payments based on the results of 2009, and an agreement to settle the 2010 earn-out amount. This fair value adjustment was included in acquisition-related items in the consolidated statements of operations.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis Subsequent to the Initial Recognition

In accordance with the provisions of ASC Topic 350, goodwill for our LXE segment with a carrying amount of $21.7 million was written down to its implied fair value of $1.8 million, resulting in an impairment charge of $19.9 million, which was included in loss from continuing operations for 2009. The estimated fair value used in the Company’s impairment testing evaluation was determined by applying the income approach and

89 of 105

market approach, both level 3 inputs. Refer to Note 3 for additional information including the valuation techniques used in the Company’s goodwill impairment evaluation.

ASC Topic 805 requires that identifiable assets acquired and liabilities assumed be reported at fair value as of the acquisition date of a business combination completed on of after January 1, 2009. The Company completed two acquisitions in 2009. Refer to Note 2 for additional information on the estimated fair values of, and the valuation techniques used, for the assets acquired and the liabilities in these two acquisitions.

(5)	BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

Through December 31, 2009, the Company was organized into three reportable segments: Communications & Tracking, LXE, and Defense & Space (“D&S”). The Communications & Tracking segment includes the product lines previously reported in the Satellite Communications segment, and the newly acquired Formation, and Satamatics businesses. (Refer to Note 2 of the Company’s consolidated financial statements for additional information on these recent acquisitions.) The Company determines operating segments in accordance with the Company’s internal management structure, which is organized based on products and services that share distinct operating characteristics. Each segment is separately managed and is evaluated primarily upon operating income.

The Communications & Tracking segment offers satellite-based communications, tracking, and messaging solutions through a broad array of terminals and antennas for the aeronautical, ground-mobile and emergency management markets. The manufacturing cycle for each order is generally just a few days, and revenues are recognized upon shipment of hardware. Product and services are marketed to a variety of customers including major airframe manufacturers, avionics original equipment manufacturers (“OEM”), aircraft operators and owners. Communications & Tracking also derives a portion of its net sales from performance on long-term development contracts. Net sales on these contracts are generally accounted for using percentage-of-completion accounting.

The LXE segment manufactures mobile terminals and wireless data collection equipment for logistics management systems. The manufacturing cycle for each order is generally just a few days, and generally revenues are recognized upon shipment of product. Products are marketed directly to end-users, through distributors, and integrators (such as value-added resellers who provide inventory management software) that incorporate it with their products and services for sale and delivery to end users. LXE operates mainly in two markets; the Americas market, which is comprised of North, South and Central America and the international market which is comprised of all other geographic areas with the highest concentration in Europe.

The D&S segment manufactures custom-designed, highly engineered subsystems for use in space, airborne, and terrestrial applications for communications, radar, surveillance, precision tracking and electronic countermeasures. Orders typically involve development and production schedules that can extend a year or more, and most revenues are recognized under the percentage-of-completion long-term contract accounting method. Products are typically sold to prime contractors or systems integrators rather than to end-users.

Accounting policies for segments are the same as those described in the summary of significant accounting policies.

90 of 105

The following segment data is presented in thousands:

	Years Ended December 31
	2009	2008	2007

Net sales:
Communications & Tracking	$158,952	112,517	89,968
LXE	109,441	145,885	138,821
Defense & Space	91,579	76,643	59,090

Total	$359,972	335,045	287,879

Operating (loss) income:
Communications & Tracking	$11,383	14,187	12,189
LXE	(26,531)	2,861	7,067
Defense & Space	7,314	6,381	4,876
Corporate & Other	(6,799)	(3,805)	(4,865)

Total	$(14,633)	19,624	19,267

Interest income, net of foreign exchange losses:
Communications & Tracking	$826	(154)	(564)
LXE	(84)	500	236
Defense & Space	1	6	7
Corporate & Other	(1,344)	1,492	4,334

Total	$(601)	1,844	4,013

Interest expense:
Communications & Tracking	$68	62	121
LXE	93	406	348
Defense & Space	-	40	141
Corporate & Other	2,020	1,171	1,343

Total	$2,181	1,679	1,953

(Loss) earnings from continuing operations before income taxes:
Communications & Tracking	$12,141	13,971	11,504
LXE	(26,708)	2,955	6,955
Defense & Space	7,315	6,347	4,742
Corporate & Other	(10,163)	(3,484)	(1,874)

Total	$(17,415)	19,789	21,327

The results from continuing operations before income taxes for Corporate & Other for the year ended December 31, 2009 include a net charge of $7.2 million for acquisition-related items, and other corporate expenses that are not allocated to operating segments in the financial data reviewed by the chief operating decision maker. The acquisition-related items were principally a result of the adoption of SFAS No. 141(R), including transaction costs, and the accretion of an earn-out liability related to one of the Company’s recent acquisitions recorded at estimated fair value on a discounted basis an increase in the estimated fair value of the earn-out liability in 2009 reflecting changes in the expected earn-out payments based on the results of 2009, and an agreement between the Company and the sellers of the acquired entity to settle the 2010 earn-out provisions. In addition, the results from continuing operations before income taxes for 2009 includes a $1.4 million foreign exchange loss related to the funding of the Satamatics acquisition.

The results from continuing operations before income taxes for LXE include an impairment loss on goodwill of $19.9 million for the year ended December 31, 2009. The Company completed its annual evaluation for goodwill impairment in the fourth quarter of 2009 and determined that the amount of goodwill recorded in

91 of 105

connection with the LXE segment was impaired, as the current performance and future expectations do not support the carrying amount of its goodwill.

	Years Ended December 31
	2009	2008	2007

Capital expenditures:
Communications & Tracking	$3,076	4,385	6,589
LXE	3,726	2,957	3,364
Defense & Space	5,966	6,105	3,684
Corporate & Other	665	422	942

Total	$13,433	13,869	14,579

Depreciation and amortization:
Communications & Tracking	$12,117	5,089	3,619
LXE	3,345	3,363	2,205
Defense & Space	3,367	3,023	2,620
Corporate & Other	1,160	1,023	1,222

Total	$19,989	12,498	9,666

	December 31
	2009	2008

Assets:
Communications & Tracking	$220,405	99,323
LXE	71,632	107,230
Defense & Space	53,883	47,417
Corporate & Other	28,225	73,395

Total	$374,145	327,365

Following is a summary of enterprise-wide information (in thousands):

	Years Ended December 31
	2009	2008	2007

Net sales to customers in the following countries:
United States	$252,749	202,520	176,209
Other foreign countries	107,223	132,525	111,670

Total	$359,972	335,045	287,879

92 of 105

Net sales are attributed to individual countries based on the customer’s country of origin at the time of the sale.

	December 31
	2009	2008

Long-lived assets (excluding goodwill) are located in the following countries:
United States	$54,372	32,831
United Kingdom	24,442	2,050
Canada	8,820	7,609
Other foreign countries	9,562	9,248

Total	$97,196	51,738

Concentration of net assets by geographic region:
United States	$72,826	128,692
Canada	62,239	53,252
Europe	97,216	53,801
Other	4,810	6,997

Total	$237,091	242,742

Sales to no individual customer exceeded more than 10% of our annual net sales during any of the years ended December 31, 2008 or 2007. Sales to one of our customers during the year ended December 31, 2009 exceeded 10% of our annual net sales, with sales of $37.9 million, mainly due to a significant order received by our D&S segment that is not expected to reoccur.

(6)	INVENTORIES

Inventories as of December 31, 2009 and 2008 included the following (in thousands):

	December 31
	2009	2008

Parts and materials	$25,221	26,730
Work-in-process	5,142	2,404
Finished goods	10,292	6,536

	$40,655	35,670

Costs included in inventories related to long-term programs or contracts are primarily for materials and work performed on programs awaiting funding, or on contracts not yet finalized. Such costs were $1.1 million at December 31, 2009, and $1.6 million at December 31, 2008.

93 of 105

(7)	LONG-TERM DEBT

The following is a summary of long-term debt as of December 31, 2009 and 2008 (in thousands):

	2009	2008

Revolving credit loan with a syndicate of banks in the U. S., which matures in February 2013, interest payable monthly at a variable rate (3.75% at the end of 2009)	$18,500	--

Promissory note, secured by a first mortgage on the Company’s headquarters facility, maturing in 2016, principal and interest payable in equal monthly installments of $104 with a fixed interest rate of 8.0%	6,370	7,076

Term loan with an insurance company, secured by a U.S. building, maturing in February 2014, principal and interest payable in equal monthly installments of $68 with a fixed interest rate of 7.1%	2,878	3,466

Capital lease agreements, secured by machinery and equipment, computer hardware, software and peripherals, with various terms through 2010, due in quarterly installments with implicit interest rates of 3.0% to 4.2%	2	10

Total long-term debt	27,750	10,552
Less current installments of long-term debt	1,398	1,302

Long-term debt, excluding current installments	$26,352	9,250

The Company has a revolving credit agreement with a syndicate of banks. Under this agreement, the Company has $60 million total capacity for borrowing in the U.S. and $15 million total capacity for borrowing in Canada. The agreement also has a provision permitting an increase in the total borrowing capacity of up to an additional $50 million with additional commitments from the current lenders or from new lenders. The existing lenders have no obligation to increase their commitments. The credit agreement provides for borrowings through February 28, 2013, with no principal payments required until maturity. The credit agreement is secured by substantially all of the Company’s tangible and intangible assets, with certain exceptions for real estate that secures existing mortgages, for other permitted liens, and for certain assets in foreign countries.

Interest will be, at the Company’s option, a function of either the lead bank’s prime rate or the then-published London Interbank Offered Rate (“LIBOR”) for the applicable borrowing period. A commitment fee equal to 0.30% per annum of the average daily unused credit is payable quarterly. As of December 31, 2009, the Company had $18.5 million of borrowings outstanding under this revolving credit facility.

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

The Company has $2.5 million of standby letters of credit to satisfy performance guarantee requirements under certain customer contracts. While these obligations are not normally called, they could be called by the beneficiaries at any time before the expiration date should the Company fail to meet certain contractual requirements. After deducting outstanding letters of credit, as of December 31, 2009, the Company had $41.5 million available for borrowing in the U.S. and $12.5 million available for borrowing in Canada under the revolving credit agreement.

94 of 105

Following is a summary of the combined principal maturities of all long-term debt (in thousands) as of December 31, 2009:

2010	$1,398
2011	1,434
2012	1,618
2013	20,245
2014	1,114
Thereafter	1,941

Total principal maturities	$27,750

Included in these totals are principal payments to be made under the Company’s capital lease agreements.

8)	STOCK-BASED COMPENSATION

The Company has granted nonqualified stock options and nonvested restricted stock to key employees and directors under several stock option plans. All outstanding options have been granted with an exercise price equal to the fair market value of the stock on the grant date. The principal vesting requirement for all options granted prior to and after 2006 was satisfaction of a service condition. The vesting requirements for options granted in 2006 included service-based and performance-based conditions. Grants to executives are made from a shareholder-approved plan. Grants to non-executives are made from a plan that has not been subject to shareholder approval. As of December 31, 2009, there were options exercisable under all plans for approximately 789,000 shares of common stock, and there were approximately 1,833,000 shares available for future option grants. Upon exercise of an option, the Company’s policy is to issue new shares.

The grants of restricted stock are valued on the date of grant at the intrinsic value of the underlying stock. Typically, the only restriction related to these grants is a service condition. Stock-based compensation is recognized on a straight-line basis over the requisite service period for each separately vesting portion of an award as if the award was, in substance, multiple awards. As of December 31, 2009, the Company had granted 124,000 nonvested shares to employees of which 25,000 shares vested in 2009, and 3,000 shares were forfeited.

The Company recognized charges to income of $2,470,000 in 2009, $2,339,000 in 2008, and $1,727,000 in 2007, before income tax benefit, for all the Company’s stock plans. The Company also recognized related income tax benefits of $846,000, $955,000, and $758,000 for the same periods, respectively.

Following is a summary of options outstanding as of December 31, 2009 (shares in thousands):

	Outstanding			Exercisable
	Number	Weighted	Weighted Average	Number	Weighted	Weighted Average
Range of	of	Average	Remaining	of	Average	Remaining
Exercise Prices	Shares	Exercise Price	Contractual Life	Shares	Exercise Price	Contractual Life

$11.63 - 13.89	51	$13.14		51	$13.14
13.90 - 14.93	49	14.22		49	14.22
14.94 - 15.80	62	15.63		62	15.63
15.81 - 18.98	161	18.22		142	18.23
18.99 - 20.00	171	19.34		127	19.27
20.01 - 22.74	201	21.15		178	21.04
22.75 - 28.67	299	25.67		180	25.97

$11.63 - 28.67	994	$20.63	3.4 years	789	$20.02	3.1 years

95 of 105

Options with service-based vesting only
The principal vesting requirement for all options granted prior to and after 2006 is a service condition that requires an employee to render service to the Company for a specified period of time. Vesting periods range from six months to four years, and substantially all of these options have graded vesting over these periods. Options provide for accelerated vesting if there is a change of control, as defined in the plans. All outstanding options expire from six to ten years after the date of grant.

Following is a summary of service-based option activity for 2009 (shares and aggregate intrinsic value in thousands):

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise	Life	Intrinsic
	Shares	Price	(in years)	Value

Options outstanding at December 31, 2008	774	$20.16
Granted	188	22.43
Exercised	(48)	13.80
Forfeited or expired	(46)	23.67

Options outstanding at December 31, 2009	868	20.82	3.5	$163

Options exercisable at December 31, 2009	677	20.11	2.9	163

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

	2009	2008	2007

Expected volitility	47%	45% - 46%	53% - 59%
Expected term (in years)	4.6	4.8 - 5.0	4.7 - 8.3
Risk-free rate	1.5% - 2.1%	2.9% - 3.0%	4.5% - 4.9%
Expected dividend yield	None	None	None

The weighted-average grant-date fair value of service-based options granted in years 2009, 2008, and 2007 was $9.15, $12.02, and $9.98, respectively. The total intrinsic value for service-based options exercised during the years ended December 31, 2009, 2008 and 2007 was $370,000, $501,000 and $2,257,000, respectively.

As of December 31, 2009, there was $787,000 of total unrecognized compensation cost related to nonvested service-based options granted under the Company’s plans. That cost is expected to be recognized over a weighted-average period of 2.3 years.

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

96 of 105

Following is a summary of option activity for options with both performance-based and service-based vesting conditions for 2009 (shares and aggregate intrinsic value in thousands):

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise	Life	Intrinsic
	Shares	Price	(in years)	Value

Options outstanding at December 31, 2008	134	$19.21
Granted	-	-
Exercised	-	-
Forfeited or expired	(8)	18.05

Options outstanding at December 31, 2009	126	19.28	2.3	$-

Options exercisable at December 31, 2009	112	19.44	2.3	-

The fair value of each performance-based and service-based option grant is estimated on the date of grant using the Black-Scholes option pricing model and the assumptions noted in the table below. The basis for each of the critical assumptions listed below is the same as those used to determine the fair value of the Company’s service based option grants.

There were no options granted in 2009, 2008 or 2007 with both performance-based and service-based vesting conditions. There were no such options exercised during the year ended December 31, 2009. The total intrinsic value of such options exercised during the years ended December 31, 2008 and 2007 was $3,000, and $56,000, respectively.

The combined grant-date fair value of both service-based and performance and service-based grants vested during the years ended December 31, 2009, 2008, and 2007 was $2.2 million, $1.3 million, and $1.1 million, respectively. The Company received $0.5 million, $0.9 million, and $4.3 million from all share options exercised, net of withholding taxes, during 2009, 2008, and 2007, respectively.

Nonvested stock

Following is a summary of nonvested stock activity for 2009 (shares in thousands):

		Weighted-
	Number	Average
	of	Grant-Date
	Shares	Fair Value

Nonvested stock outstanding at December 31, 2008	55	$24.99
Granted	44	18.86
Vested	(25)	23.03
Forefeited	(3)	28.00

Nonvested stock outstanding at December 31, 2009	71	$21.77

Nonvested stock valued at $72,000, $206,000, and $58,000 was granted to certain senior executives during 2009, 2008, and 2007, respectively, and $746,000 was granted to nonexecutive employees in 2009. The only restriction on the stock is the completion of specified service periods. As of December 31, 2009, there was $736,000 of total unrecognized compensation cost related to nonvested stock awards. That cost is expected to be recognized on a straight-line basis over a weighted-average two year service period.

97 of 105

9)	INCOME TAXES

Total income tax benefit (expense) provided for in the Company’s consolidated financial statements consists of the following for the years ended December 31, 2009, 2008, and 2007 (in thousands):

	2009	2008	2007

Income tax benefit (expense), continuing operations	$4,266	682	(2,080)
Income tax benefit, discontinued operations	4,001	-	82
Income tax benefit resulting from exercise of stock options credited to shareholders’ equity	133	203	643

Total	$8,400	885	(1,355)

The components of income tax benefit (expense) for continuing operations for the years ended December 31, 2009, 2008 and 2007 were (in thousands):

	2009	2008	2007

Current:
Federal	$(42)	(1,460)	(1,483)
State	(128)	(176)	(332)
Foreign	(193)	(689)	(1,274)

Total	(363)	(2,325)	(3,089)

Deferred:
Federal	4,646	1,569	878
State	5	9	35
Foreign	(22)	1,429	96

Total	4,629	3,007	1,009

Total income tax benefit (expense)	$4,266	682	(2,080)

Income tax benefit (expense) for continuing operations differed as follows from the amounts computed by applying the U.S. federal statutory income tax rate of 34% to loss (earnings) from continuing operations before income taxes for the years ended December 31, 2009, 2008, and 2007, respectively (in thousands):

	2009	2008	2007

Benefit (expense) computed at the federal statutory rate Effect of:	$5,921	(6,728)	(7,251)
State income taxes, net of federal income tax effects	(81)	(110)	(196)
Tax credits from research activities	3,563	1,716	936
Difference in effective foreign tax rates	5,262	4,544	4,127
Valuation allowance	(1,040)	1,195	49
Foreign permanent differences	(215)	(55)	(177)
Nondeductible goodwill impairment	(6,763)	—	—
Nondeductible acquisition-related items	(2,450)	—	—
Other	69	120	432

Income tax benefit (expense)	$4,266	682	(2,080)

98 of 105

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2009 and 2008 are presented below (in thousands):

	2009	2008

Deferred tax assets:
Inventories	$1,353	602
Accrued compensation costs	2,499	769
Accrued warranty costs	1,278	779
Foreign research expense and tax credit carryforwards	40,241	33,721
U.S. and foreign net operating loss carryforwards	4,932	1,272
Credit for corporate minimum tax	709	408
U.S. research and development credit carryforwards	7,714	1,427
Stock-based compensation	2,283	1,594
Other	2,388	1,843

Total gross deferred tax assets	63,397	42,415
Valuation allowance	(37,851)	(28,549)

	25,546	13,866

Deferred tax liabilities:
Property, plant and equipment	3,715	3,993
Intangible Assets	13,132	-
Other	729	923

	17,576	4,916

Net deferred tax assets	$7,970	8,950

The net change in the valuation allowance for 2009, 2008 and 2007 was an increase of $9.3 million, a decrease of $20.5 million, and an increase of $16.2 million, respectively. The majority of the valuation allowance is necessary for the deferred tax assets in Canada, primarily the research expense and tax credit carryforwards. The Canadian increase in the valuation allowance in 2009 was attributable primarily to the effect of changes in foreign currency exchange rates ($4.3 million), revaluing the deferred tax asset to reflect future lower tax rates in the period the asset will be includable in taxable income ($3.5 million), generation of additional deferred tax assets ($5.1 million) and revision in estimate of prior year deferred tax assets ($7.4 million). These increases were partially offset by utilization of carryforwards with current period taxable income ($9.3 million) and revision in estimated utilization of deferred tax assets in the prior year ($4.9 million). The remaining increase in the valuation allowance in 2009 is due to business acquisitions and other jurisdictions with deferred tax assets for which realization is not more likely than not. The decrease in the valuation allowance in 2008 was attributable primarily to utilization of carryforwards with current period taxable income ($4.1 million), reduction of existing carryforwards as a result of revisions to amounts available ($5.9 million), the effect of changes in foreign currency exchange rates ($9.2 million) and a release of a portion of the beginning-of-the-year valuation allowance based on revisions to projected taxable income in the relatively near term ($1.3 million), supported by actual continuing profitability in the past several years. The increase in the valuation allowance in 2007 was attributable primarily to an increase in existing carryforwards as a result of revisions to amounts available ($8.2 million) and the effect of changes in foreign currency exchange rates ($5.8 million).

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, or prior to expiration of carryforward items. Management considers the expected reversal of deferred tax liabilities, expected levels of future taxable income and tax planning

99 of 105

strategies in making this assessment. Based on these considerations, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets, net of the existing valuation allowances as of December 31, 2009. In most jurisdictions, recent levels of earnings are sufficient to realize the benefits of the deferred tax assets, net of the valuation allowance, over a relatively short period of time. Due to the length of time until all of the deferred tax assets would be realized and the uncertainty that exists in the current global economy, no additional benefit was realized in Canada in 2009. The valuation allowance may be reduced further in the future resulting in an income tax benefit to future consolidated statements of operations if profitability expectations for the future increase or the certainty of such projections increases. The amount of deferred tax asset considered realizable, however, could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

The Company has Investment Tax Credit carryforwards in Canada with a 20-year expiration carryforward period. The net amount of the deferred tax benefit is $40.2 million with the majority of the amount offset by a valuation allowance. The specific carryforward periods for the Investment Tax Credits extend from years 2019 through 2029 from amounts generated from tax years 1999 through 2009. The Company has $13.7 million of net foreign operating loss carryforwards in multiple jurisdictions. Despite an unlimited expiration carryforward period, the Company has close to a full valuation allowance placed on these benefits as it is more likely than not that the attributes will not be utilized in the future. The Company has $1.5 million of net U.S. Federal operating loss carryforward as a result of an acquisition in 2009. The specific carryforward period of the U.S. Federal operating loss extends to 2029 from amounts generated in 2009. The Company also has net $7.7 million of U.S. research and development credits. The specific carryforward period of the U.S. research and development credits extends from years 2020 through 2029 from amounts generated from tax years 2000 through 2009. The Company has not placed a valuation allowance against these U.S. Federal and state benefits as it is more likely than not the attributes will be utilized in the future based on projected future taxable income net of reversal of deferred tax liabilities.

The U.S. operations are consolidated for federal income tax purposes. These U.S. operations had a loss from continuing operations before income taxes of $19.5 million in 2009. However, U.S. taxable income for income tax reporting is expected to be approximately $2.1 million primarily due to nondeductible amounts for the goodwill impairment loss and acquisition related items. The U.S. operation had earnings before income taxes of $4.5 million in 2008, and $5.7 million in 2007. The continuing combined foreign operations reported earnings before income taxes of $2.1 million, $15.3 million, and $15.6 million in 2009, 2008, and 2007, respectively. The loss for discontinued operations in 2009 was primarily within the U.S.

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (which is now included in ASC Subtopic 740-10 Income Taxes) on January 1, 2007. As a result of the adoption of ASC Subtopic 740-10, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. Upon adoption on January 1, 2007, the Company had $2.6 million of unrecognized tax benefits, as adjusted to $2.7 million to reflect the reclassification of amounts in discontinued operations and accrued interest on unrecognized benefits. As of December 31, 2009, the Company had $2.0 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized.

100 of 105

The following table summarizes the activity related to the Company’s unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008

Balance as of January 1	$2,949	2,591
Increases related to current year tax positions	917	194
Increases related to prior year tax positions	5	270
Decreases related to lapsing of statute of limitations	(6)	(14)
Decreases related to settlements with taxing authorities	(1,915)	-
Changes in foreign currency exchange rate	69	(92)

Balance as of December 31	$2,019	2,949

In the normal course of business, the Company is subject to audits from the federal, state, provincial and other tax authorities regarding various tax liabilities. The Company records refunds from audits when receipt is assured and records assessments when a loss is probable and estimable. These audits may alter the timing or amounts of taxable income or deductions, or the allocation of income among tax jurisdictions. The amount ultimately paid upon resolution of issues raised may differ from the amounts accrued. The Company is generally no longer subject to income tax examination by tax authorities for years before 2002.

The Company settled an audit by the Internal Revenue Service for the tax year 2006 in the third quarter 2009. The Company settled a Canada provincial audit for 2004 and 2005 in the fourth quarter 2009. The settlement of these audits resulted in a decrease in unrecognized tax benefits of $1.9 million as noted above. The Company also settled a Canada federal audit for the years 2002 through 2004 in the first quarter 2010. The settlement did not affect any amounts reflected in the consolidated financial statements as of December 31, 2009. The Company is still under audit in Canada at the federal level for years 2006 and 2007. The Company expects to complete the audits in the next twelve months. Any related unrecognized tax benefits could be adjusted based on the results of the audits. The Company cannot estimate the range of the change that is reasonably possible at this time.

(10)	DISCONTINUED OPERATIONS

Prior to 2007, the Company disposed of its S&T/Montreal, SatNet, and EMS Wireless divisions. The sales agreements for each of these disposals contained standard indemnification provisions for various contingencies that could not be resolved before the dates of closing and for various representations and warranties provided by us and the purchasers. The purchaser of EMS Wireless asserted claims under such representations and warranties. The parties agreed to arbitration, which commenced in the third quarter of 2009. In March of 2010, the Company received an interim decision from the arbitrator on these claims awarding the purchaser a total of approximately $9.2 million under the warranty provisions of the purchase agreement. As a result, the Company accrued a liability for the award costs in discontinued operations in the fourth quarter of 2009. The Company accrues for a liability related to a contingency, representation or warranty when management considers that the liability is both probable and can be reasonably estimated. Prior to the decision by the arbitrator, the Company did not believe that sufficient information existed to evaluate such claims, and could not reasonably estimate the range of this liability, or determine whether such liability would be material. The interim award will not become final until the arbitrator determines awards of costs and attorneys’ fees, which the parties will be briefing in the near future. It is not possible at this time to determine the amount of any additional award, but any such award would be reflected in discontinued operations when it becomes probable and estimable. The Company is assessing its options in response to the interim award. Legal costs of $1.5 million associated with the defense of this claim were also reflected in discontinued operations in 2009.

In conjunction with the sale of S&T/Montreal in 2005, an existing contractual requirement for the Company to post approximately $3 million to secure in-orbit incentive performance of the Radarsat-2 payload was eliminated, but the Company continues to warrant that amount in the event of specified in-orbit payload failures. Based upon the available information, management believes that the outcome for this particular

101 of 105

contingency is not probable and cannot be estimated. As a result, the Company has not incurred any costs to date, and has not recorded a liability as of December 31, 2009, with respect to this contingency. The Company incurred no additional costs related to this disposition in 2009, 2008 or 2007.

The Company has an agreement with the purchaser of the former S&T/Montreal division to acquire a license for $8 million in payments over a seven-year period, beginning in December 2008, for the rights to a certain satellite territory. The Company and the purchaser have a corresponding sublicense agreement that granted the territory rights back to the purchaser, under which the Company is to receive a portion of the satellite service revenues from the specific market territory over the same period. The purchaser had previously guaranteed that the revenues derived under the sublicense would equal or exceed the acquisition cost of the license. As part of the agreement to sell the net assets of S&T/Montreal, the Company released the purchaser for this guarantee. Without the guarantee, the Company estimates that its portion of the satellite service revenues will be less than the acquisition cost, and the Company has accordingly reflected a liability for the net cost in its consolidated balance sheet. As of December 31, 2009, no payments have been made by the Company under this license agreement. The satellite service revenues from the specific market territory included under the sublicense agreement are considerably lower than expected. The Company believes that sufficient efforts are not being made by the purchaser of the former S&T/Montreal division to market this satellite service. The parties are in discussions of a possible settlement under these agreements. The Company believes that the net liability recorded in its consolidated balance sheet is its best estimate of the settlement amount. If a settlement is reached, it is expected to be paid in the following twelve months, and therefore the net liability is recorded as a current liability in the Company’s consolidated balance sheet as of December 31, 2009.

In 2006, the Company completed the sale of its former SatNet division. The asset purchase agreement (“APA”) provided for the payment of $2.3 million of the aggregate consideration in an interest-bearing note to be repaid over a three-year period beginning in May 2007. As of December 31, 2009, approximately $1.1 million of this note receivable, excluding accrued interest, remained unpaid. The purchaser has indicated that it believes it has claims that offset the unpaid balance. The Company does not believe that these claims are valid according the terms of the APA and has filed an arbitration demand with the purchaser. Management believes that the purchaser has the ability to pay the remaining balance of this note receivable, and that the receivable recorded in its consolidated balance sheet is fully collectible.

The results of these discontinued operations for 2009, 2008 and 2007 were as follows (in thousands):

	2009	2008	2007

Loss before income taxes	$(10,917)	-	(585)
Income tax benefit	4,001	-	82

Loss from discontinued operations	$(6,916)	-	(503)

The Company’s discontinued operations reported a loss before income taxes of $10.9 million in 2009. The loss was mainly a result of a $9.2 million liability recorded in 2009 for costs awarded for warranty claims under the provisions of the sales agreement of our former EMS Wireless division, and for legal costs associated with the defense of these claims. In 2008, discontinued operations had no effect on the Company’s net earnings. The Company’s discontinued operations reported a loss before income taxes of $0.6 million in 2007, mainly due to additional costs incurred to settle various contingent items, as well as expenses for legal, audit, and other outside services for the sale of SatNet and EMS Wireless.

(11)	RETIREMENT PLANS

The Company established a qualified defined contribution plan in 1993. All U.S.-based employees that met a minimum service requirement were eligible to participate in the plan prior to 2008. In 2008, eligibility was reduced to employees who had more than 15 years of service and were at least 50 years of age at December 31, 2007. Approximately 450 employees were eligible to participate in the plan in 2009, 500 in 2008, and 650 in 2007. The Company contributions are allocated to each participant based upon an age-weighted formula that discounts an equivalent benefit (as a percentage of eligible compensation) at age 65 to each employee’s current

102 of 105

age. Accumulated contributions are invested at each participant’s discretion from among a diverse range of investment options offered by an independent investment firm selected by the Company.

The Company’s contribution to this plan is determined each year by the Board of Directors. There is no required minimum annual contribution, but the contribution for 2009 was approximately 1.8% of base payroll of eligible employees. The plan is scheduled to be terminated after 2015. Contributions after 2007 were at a lower level than in prior years and are further reduced for employees who had less than 15 years of service or were less than 50 years of age at December 31, 2007. The Company’s total expense through continuing operations related to the defined contribution plan totaled $0.6 million in 2009, $1.1 million in 2008, and $2.4 million for 2007.

The Company sponsors qualified retirement savings plans in the U.S., Canada and the United Kingdom, in which the Company matches a portion of each eligible employee’s contributions. The Company’s matching contributions to these plans through continuing operations were $2.1 million in 2009, $2.5 million in 2008, and $1.9 million in 2007.

(12)	OTHER EQUITY MATTERS

On July 29, 2008, the Company’s Board of Directors authorized a stock repurchase program for up to $20 million of the Company’s common shares. The Company had repurchased 495,000 common shares for $10.1 million under this program as of December 31, 2009.

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

(13)	COMMITMENTS AND CONTINGENCIES

The Company is committed under several noncancelable operating leases for office space, computer and office equipment and automobiles. Minimum annual lease payments under such leases having initial or remaining terms in excess of one year are $5,160,000 in 2010, $4,468,000 in 2011, $3,813,000 in 2012, $3,099,000 in 2013, $2,531,000 in 2014 and $5,892,000 thereafter. The Company also has short-term leases for regional sales offices, equipment and automobiles. Total rent expense under all operating leases was approximately $5,377,000, $4,518,000, and $4,067,000 in 2009, 2008, and 2007, respectively.

The Company’s Canadian-based SATCOM division has received cost-sharing assistance from the Government of Canada under several programs that support the development of new commercial technologies and products. This funding is repayable in the form of royalties, the level of which will depend upon future revenue earned by SATCOM above a certain threshold. These royalties accrue at rates generally less than one percent of sales and typically require growth in revenue for amounts to be payable. As a result, although the Company cannot accurately estimate the level of future possible royalties, the Company does not believe that such royalties will have a material adverse effect on future results of operations. The Company is also required to pay royalties through LXE. These royalty fees are based on the sales of specific products and are calculated at fixed percentages on their net selling price. In total, the Company incurred costs of $1.2 million, $1.3 million, and $1.1 million related to royalty fees in 2009, 2008 and 2007, respectively.

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

103 of 105

The Company provides a limited warranty for a variety of its products. The basic warranty periods vary from one to five years, depending upon the type of product. The Company records a liability for the estimated costs to be incurred under basic warranties, which is included in other current liabilities on the Company’s consolidated balance sheets. The amount of this liability is based upon historical, as well as expected, rates of warranty claims. The warranty liability is periodically reviewed for adequacy and adjusted as necessary. Following is a summary of the activity for the periods presented related to the Company’s liability for limited warranties (in thousands):

	Years Ended December 31
	2009	2008	2007

Balance at beginning of the period	$2,789	2,647	2,051
Additions at dates of acquisition for businesses acquired during period	464	-	-
Accruals for warranties issued during the period	3,866	3,308	3,175
Settlements made during the period	(3,034)	(3,166)	(2,579)

Balance at end of period	$4,085	2,789	2,647

(14)	LITIGATION

Prior to 2007, the Company disposed of its S&T/Montreal, SatNet, and EMS Wireless divisions. The sales agreements for each of these disposals contained standard indemnification provisions for various contingencies that could not be resolved before the dates of closing and for various representations and warranties provided by us and the purchasers. The purchaser of EMS Wireless asserted claims under such representations and warranties. The parties agreed to arbitration, which commenced in the third quarter of 2009. In March of 2010, the Company received an interim decision from the arbitrator on these claims awarding the purchaser a total of approximately $9.2 million under the warranty provisions of the purchase agreement. As a result, the Company accrued a liability for the award costs in discontinued operations in 2009. The Company accrues for a liability related to a contingency, representation or warranty when management considers that the liability is both probable and can be reasonably estimated. Prior to the decision by the arbitrator, the Company did not believe that sufficient information existed to evaluate such claims, and could not reasonably estimate the range of this liability, or determine whether such liability would be material. The interim award will not become final until the arbitrator determines awards of costs and attorneys’ fees, which the parties will be briefing in the near future. It is not possible at this time to determine the amount of any additional award, but any such award would be reflected in discontinued operations when it becomes probable and estimable.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

104 of 105

(15)	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Following is a summary of interim financial information for the years ended December 31, 2009 and 2008 (in thousands, except net earnings (loss) per share):

	2009 Quarters Ended
	April 4	July 4	October 3	December 31

Net sales	$92,278	96,938	85,731	85,025
Operating (loss) income	(1,942)	3,355	2,566	(18,612)
(Loss) earnings from continuing operations	(2,968)	3,186	5,989	(19,356)
Loss from discontinued operations	-	-	(709)	(6,207)
Net (loss) earnings	(2,968)	3,186	5,280	(25,563)
Net (loss) earnings per share:
Basic:
Continuing operations	$(0.20)	0.21	0.39	(1.27)
Discontinued operations	-	-	(0.05)	(0.41)

Net (loss) earnings	$(0.20)	0.21	0.34	(1.68)

Diluted:
Continuing operations	$(0.20)	0.21	0.39	(1.27)
Discontinued operations	-	-	(0.05)	(0.41)

Net (loss) earnings	$(0.20)	0.21	0.34	(1.68)

	2008 Quarters Ended
	March 29	June 28	September 27	December 31

Net sales	$75,494	81,279	87,842	90,430
Operating income	3,437	3,407	7,205	5,575
Net earnings	4,160	3,411	6,077	6,823
Net earnings per share:
Basic:
Continuing operations	$0.27	0.22	0.39	0.45
Discontinued operations	-	-	-	-

Net earnings	$0.27	0.22	0.39	0.45

Diluted:
Continuing operations	$0.26	0.22	0.39	0.44
Discontinued operations	-	-	-	-

Net earnings	$0.26	0.22	0.39	0.44

The sum of the earnings per share information on an interim basis in the two tables above may not equal the earnings per share information for the full year due to rounding differences.

105 of 105