Form 10-Q
period 2010-04-03
EMS TECHNOLOGIES INC
filed 2010-05-13
CIK 32198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on May 7, 2010:

Class	Number of Shares
Common Stock, $.10 par value	15,307,081

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
EMS Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended
	April 3	April 4
	2010	2009

Product net sales	$66,656	68,791
Service net sales	16,246	23,487

Net sales	82,902	92,278

Product cost of sales	44,538	47,414
Service cost of sales	8,744	16,571

Cost of sales	53,282	63,985
Selling, general and administrative expenses	21,674	21,934
Research and development expenses	5,421	4,406
Impairment loss on goodwill related charges	384	—
Acquisition-related items	217	3,895

Operating income (loss)	1,924	(1,942)
Interest income	181	62
Interest expense	(477)	(621)
Foreign exchange loss, net	(693)	(467)

Earnings (loss) before income taxes	935	(2,968)
Income tax expense	344	—

Net earnings (loss)	$591	(2,968)

Net earnings (loss) per share:
Basic	$0.04	(0.20)
Diluted	0.04	(0.20)

Weighted-average number of common shares outstanding:
Basic	15,179	15,146
Diluted	15,206	15,146
See accompanying notes to interim unaudited consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands)

	April 3	December 31
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$53,723	47,174
Trade accounts receivable, net of allowance for doubtful account of $1,162 in 2010 and $1,208 in 2009	60,369	60,959
Costs and estimated earnings in excess of billings on long-term contracts	24,518	25,290
Inventories	42,697	40,655
Deferred income taxes	4,234	4,306
Other current assets	19,556	19,117

Total current assets	205,097	197,501

Property, plant and equipment:
Land	1,150	1,150
Buildings and leasehold improvements	18,809	18,792
Machinery and equipment	109,849	107,712
Furniture and fixtures	10,560	10,542

Total property, plant and equipment	140,368	138,196
Less accumulated depreciation	93,199	90,256

Net property, plant and equipment	47,169	47,940
Deferred income taxes	9,426	9,421
Goodwill	60,403	60,336
Other intangible assets, net of accumulated amortization of $21,170 in 2010 and $18,817 in 2009	47,304	49,256
Costs and estimated earnings in excess of billings on long-term contracts	10,462	7,711
Other assets	1,910	1,920

Total assets	$381,771	374,145

See accompanying notes to interim unaudited consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited), continued
(in thousands, except share data)

	April 3	December 31
	2010	2009
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$1,423	1,398
Accounts payable	29,472	27,333
Billings in excess of contract costs and estimated earnings on long-term contracts	9,952	9,597
Accrued compensation and retirement costs	14,461	13,946
Deferred service revenue	10,875	9,588
Contingent consideration arrangement liability	13,946	13,729
Other current liabilities	23,492	23,763

Total current liabilities	103,621	99,354

Long-term debt, excluding current installments	26,486	26,352
Deferred income taxes	5,324	5,757
Other liabilities	6,445	5,591

Total liabilities	141,876	137,054

Shareholders’ equity:
Preferred stock of $1.00 par value per share; Authorized 10,000 shares; none issued	—	—
Common stock of $.10 par value per share; Authorized 75,000 shares, issued and outstanding 15,307 in 2010 and 15,249 in 2009	1,525	1,525
Additional paid-in capital	136,514	136,112
Accumulated other comprehensive income — foreign currency translation adjustment	7,877	6,066
Retained earnings	93,979	93,388

Total shareholders’ equity	239,895	237,091

Commitments and contingencies

Total liabilities and shareholders’ equity	$381,771	374,145

See accompanying notes to interim unaudited consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended
	April 3	April 4
	2010	2009
Cash flows from operating activities:
Net earnings (loss)	$591	(2,968)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	5,040	4,607
Stock-based compensation expense	400	497
Change in fair value of contingent consideration liability	217	388
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	327	1,063
Costs and estimated earnings in excess of billings on long-term contracts	(1,276)	7,893
Inventories	(1,691)	(979)
Accounts payable	1,741	1,197
Deferred service revenue	2,580	2,259
Other	(350)	18

Net cash provided by operating activities	7,579	13,975

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,787)	(4,505)
Payments for acquisitions of businesses, net of cash acquired	—	(83,814)
Proceeds from sales of assets	18	1

Net cash used in investing activities	(1,769)	(88,318)

Cash flows from financing activities:
Net borrowings under revolving credit facility	500	33,759
Repayment of other debt	(340)	(315)
Deferred financing costs paid	(28)	(251)
Proceeds from exercise of stock options	—	153

Net cash provided by financing activities	132	33,346

Effect of changes in exchange rates on cash and cash equivalents	607	(38)

Net change in cash and cash equivalents	6,549	(41,035)
Cash and cash equivalents at beginning of period	47,174	86,979

Cash and cash equivalents at end of period	$53,723	45,944

See accompanying notes to interim unaudited consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
April 3, 2010 and April 4, 2009
1. Basis of Presentation
EMS Technologies, Inc. (“EMS”) is a leading provider of wireless connectivity solutions over satellite and terrestrial networks. EMS keeps people and systems connected, wherever they are — on land, at sea, in the air or in space. Serving the aeronautical, asset-tracking, defense, and mobile computing industries, EMS products and services enable universal mobility, visibility and intelligence.
The consolidated financial statements include the accounts of EMS Technologies, Inc. and its subsidiaries, each of which is a wholly owned subsidiary of EMS (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. There are no other entities controlled by the Company, either directly or indirectly. Certain reclassifications have been made to the 2009 consolidated financial statements to conform to the 2010 presentation.
The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and are based on the Securities and Exchange Commission’s (“SEC”) Regulation S-X and its instructions to Form 10-Q. They do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary to present fairly the financial condition, results of operations and cash flows for the interim periods presented. We have performed an evaluation of subsequent events through the date the financial statements were issued. These interim consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
— Accounting Changes
In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance amending and clarifying requirements for fair value measurements and disclosures in the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures About Fair Value Measurements. The new guidance requires disclosure of transfers in and out of Level 1 and Level 2 and a reconciliation of all activity in Level 3. The guidance also requires detailed disaggregation disclosure for each class of assets and liabilities in all levels, and disclosures about inputs and valuation techniques for Level 2 and Level 3. The guidance is effective at the start of interim or annual reporting periods beginning after December 15, 2009 and the disclosure reconciliation of all activity in Level 3 is effective at the start of annual reporting periods beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements.
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
The Company was required to adopt Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations, which is included in FASB Accounting Standards CodificationTM (“ASC”) Topic 805, Business Combinations, effective January 1, 2009, and these acquisitions were reflected in the consolidated financial statements in accordance with these revised standards.
The aggregate cash purchase price for these two entities was approximately $90.7 million. Of this amount, $88.8 million was paid in the first quarter of 2009, and the remaining $1.9 million was paid in the second quarter of 2009 upon resolution of working capital and cash provisions in the purchase agreements. In addition, the acquisition arrangement with Formation included contingent consideration of up to $15 million. The final payment amount under the contingent consideration arrangement has been determined and a total of $13.9 million is due to the sellers, payable in cash in 2010. Subsequent to April 3, 2010, $7.2 million was paid. The remaining $6.7 million is due December 31, 2010.
For the acquired companies, the results for the first quarter of 2010 included net sales of $14.3 million and no earnings before taxes, and the results for the first quarter of 2009 included net sales of $14.9 million and earnings before taxes of $0.6 million. The Company recognized charges of $0.2 million and $3.9 million related to the acquisitions in the first quarter of 2010 and first quarter of 2009, respectively, which are included in acquisition-related items in the consolidated statements of operations. The acquisition-related charges included in the first quarter of 2010 were primarily due to a change in the amount of the contingent consideration liability. The acquisition-related charges recorded in the first quarter of 2009 included acquisition-related expenses as a result of the adoption of SFAS 141(R), and accretion of the contingent consideration liability. The first quarter of 2009 also included a $1.4 million foreign exchange loss related to the funding of the Satamatics acquisition, which was required to be paid in British pounds sterling. The loss resulted from changes in foreign currency exchange rates from the date the Company funded the transaction to the date the acquisition was completed.

3. Goodwill and Other Intangible Assets
As discussed in Note 2, the Company completed two business combinations during the three months ended April 4, 2009. The consolidated financial statements include the identifiable intangible assets and goodwill resulting from these business combinations in addition to amounts from acquisitions of businesses completed in prior periods.
The following table presents the changes in the carrying amount of goodwill by reportable operating segment during the three months ended April 3, 2010 (in thousands):

		Global
	Aviation	Tracking	LXE	Total
Balance as of December 31, 2009	$35,108	23,429	1,799	60,336
Foreign currency translation adjustment	—	—	67	67

Balance as of April 3, 2010	$35,108	23,429	1,866	60,403

The Company had $19.6 million of accumulated impairment losses recorded on LXE’s goodwill as of April 3, 2010.
The following table presents the gross carrying amounts and accumulated amortization, in total and by major intangible asset class, for the Company’s intangible assets subject to amortization as of April 3, 2010 and December 31, 2009 (in thousands):

	As of April 3, 2010
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Developed technology	$40,797	15,017	25,780
Customer relationships	19,045	3,046	15,999
Trade names and trademarks	6,204	1,261	4,943
Other	2,428	1,846	582

	$68,474	21,170	47,304

	As of December 31, 2009
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Developed technology	$40,385	13,460	26,925
Customer relationships	19,052	2,493	16,559
Trade names and trademarks	6,208	1,052	5,156
Other	2,428	1,812	616

	$68,073	18,817	49,256

Amortization expense related to these intangible assets for the three months ended April 3, 2010 and for the three months ended April 4, 2009 was $2.1 million and $2.3 million, respectively. Expected amortization expense for the remainder of 2010 and for each of the five succeeding years is as follows: 2010 — $6.1 million, 2011 — $7.6 million, 2012 — $7.8 million, 2013 — $7.1 million, 2014 — $3.8 million and 2015 — $3.6 million.
In-process research and development assets of $0.3 million are not subject to amortization until the projects are completed or abandoned.

4. Fair Value Measurements
The Company measures financial and non-financial assets and liabilities in accordance ASC Topic 820, Fair Value Measurements and Disclosures. This guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, this guidance establishes a three-tier fair-value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
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
The Company uses derivative financial instruments, primarily in the form of foreign currency forward contracts, in order to mitigate the risks associated with currency fluctuations on future fair values of foreign denominated assets and liabilities. The fair values of foreign currency contracts of $469,000 at April 3, 2010 and $39,000 at December 31, 2009 are based on quoted market prices for similar instruments using the income approach (a level 2 input per the provisions of ASC Topic 820) and are recorded in other current assets in the consolidated balance sheets.
The Company has two fixed-rate mortgages and has borrowings under its revolving credit facility. One mortgage has an 8.0% rate and a carrying amount as of April 3, 2010 and December 31, 2009 of $6.2 million and $6.4 million, respectively. The other mortgage has a 7.1% rate and a carrying amount as of April 3, 2010 and December 31, 2009 of $2.7 million and $2.9 million, respectively. The Company’s outstanding borrowings under its revolving credit facility were $19.0 million as of April 3, 2010. The estimated fair value of the Company’s total debt was $26.6 million at April 3, 2010 and is based on quoted market prices for similar instruments (a level 2 input). Mortgage debt and borrowings under the Company’s credit facility are recorded in current and long-term debt on the Company’s consolidated balance sheets, but not at fair value.
Management believes that these assets and liabilities can be liquidated without restriction.
5. Interim Segment Disclosures
The Company is organized into four reportable segments: Aviation, Defense & Space (“D&S”), LXE and Global Tracking. The Company determines operating segments in accordance with the Company’s internal management structure, which is organized based on products and services that share distinct operating characteristics. Each segment is separately managed and is evaluated primarily upon operating income and EBITDA.
The Aviation segment designs and develops satellite-based communications solutions through a broad array of terminals and antennas for the aeronautical market that enable end-users in aircraft and other mobile platforms to communicate over satellite and air-to-ground links. This segment also designs and builds aircraft cabin equipment to process data on board aircraft, including rugged data storage, cabin-wireless connectivity, and air-to-ground connectivity.
The LXE segment manufactures mobile terminals and wireless data collection equipment for logistics management systems. The manufacturing cycle for each order is generally just a few days. Products are marketed directly to end-users, through distributors, and integrators (such as value-added resellers who provide inventory management software) that incorporate it with their products and services for sale and delivery to end users. LXE operates mainly in three markets; the Americas market, which is comprised of North, South and Central America, the international market which is comprised of all other geographic areas with the highest concentration in Europe, and direct sales to original equipment manufacturers (“OEM”).

The D&S segment manufactures custom-designed, highly engineered subsystems for use in space, airborne, and terrestrial applications for communications, radar, surveillance, precision tracking and electronic countermeasures. Orders typically involve development and production schedules that can extend a year or more. Products are typically sold to prime contractors or systems integrators rather than to end-users.
The Global Tracking segment provides satellite-based machine-to-machine mobile communications equipment and services to track, monitor and control remote assets, regardless of whether they are fixed, semi-fixed or mobile. Additionally, Global Tracking provides equipment for the Cospas-Sarsat search-and-rescue system and incident-management software for rescue coordination worldwide.
Prior to 2010, the Company operated under three reportable operating segments: Communications & Tracking, D&S and LXE. The Aviation and Global Tracking segments were previously included in our Communications and Tracking segment. The Company’s historical financial data has been recast in this Quarterly Report on Form 10-Q to conform to its 2010 segment presentation.
Following is a summary of the Company’s interim segment data (in thousands):

	Three Months Ended
	April 3	April 4
	2010	2009
Net sales:
Aviation	$26,186	34,513
LXE	30,573	23,944
Defense & Space	16,534	26,908
Global Tracking	9,860	6,913
Less intercompany sales	(251)	—

Global Tracking external sales	9,609	6,913

Total	$82,902	92,278

Operating income (loss):
Aviation	$309	5,066
LXE	892	(5,061)
Defense & Space	918	2,892
Global Tracking	154	(759)
Corporate & Other	(349)	(4,080)

Total	$1,924	(1,942)

Earnings (loss) before income taxes:
Aviation	$(72)	5,556
LXE	783	(5,138)
Defense & Space	922	2,892
Global Tracking	46	(407)
Corporate & Other	(744)	(5,871)

Total	$935	(2,968)

The results before income taxes for Corporate & Other for the first quarter of 2009 includes $3.9 million of acquisition-related charges, a $1.4 million foreign exchange loss related to the funding of the Satamatics acquisition and other expenses that are not allocated to operating segments in the financial data reviewed by the chief operating decision maker.

	April 3	December 31
	2010	2009
Assets:
Aviation	$146,155	144,483
LXE	79,285	71,632
Defense & Space	55,133	53,883
Global Tracking	76,641	75,922
Corporate & Other	24,557	28,225

Total	$381,771	374,145

Concentration of net assets by geographic region:
United States	$63,202	72,826
Canada	65,982	62,239
Europe	106,284	97,216
Other	4,427	4,810

Total	$239,895	237,091

Sales to no individual customer exceeded 10% of our net sales during the three months ended April 3, 2010, or April 4, 2009.
6. Earnings Per Share
Following is a reconciliation of the denominators for basic and diluted earnings (loss) per share calculations (in thousands):

	Three Months Ended
	April 3	April 4
	2010	2009

Basic weighted-average number of common shares outstanding	15,179	15,146
Dilutive potential shares using the treasury share method	27	—

Diluted weighted-average number of common shares outstanding	15,206	15,146

Shares that were not included in computation of diluted earnings per share that could potentially dilute future basic earnings per share because their effect on the periods were antidilutive	1,081	1,016

Dilutive potential shares are not included in the computation of diluted per-share amounts when a net loss exists because their effect is antidilutive. The first quarter of 2009 results were a net loss and therefore the diluted loss per share computation did not include dilutive potential shares.

7. Comprehensive Income
Following is a summary of comprehensive income (loss) (in thousands):

	Three Months Ended
	April 3	April 4
	2010	2009

Net earnings (loss)	$591	(2,968)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,811	(1,180)

	$2,402	(4,148)

8. Inventories
Inventories as of April 3, 2010 and December 31, 2009 include the following (in thousands):

	April 3	December 31
	2010	2009

Parts and materials	$26,839	25,221
Work-in-process	5,419	5,142
Finished goods	10,439	10,292

	$42,697	40,655

Costs included in inventories related to long-term programs or contracts are primarily for materials and work performed on programs awaiting funding, or on contracts not yet finalized. Such costs were $1.6 million at April 3, 2010, and $1.1 million at December 31, 2009.
9. Revolving Credit Facility
During the first three months of 2009, the Company completed two acquisitions and used borrowings under its revolving credit facility to fund a portion of the transactions. As of April 3, 2010, the Company had $19.0 million of borrowings outstanding under its revolving credit facility.
The Company has $2.5 million of standby letters of credit to satisfy performance guarantee requirements under certain customer contracts. While these obligations are not normally called, they could be called by the beneficiaries at any time before the expiration date should the Company fail to meet certain contractual requirements. After deducting outstanding letters of credit, at April 3, 2010 the Company had $41.0 million available for borrowing in the U.S. and $12.5 million available for borrowing in Canada under the revolving credit agreement.
10. Warranty Liability
The Company provides a limited warranty for a variety of its products. The specific terms and conditions of the warranties vary depending upon the specific products and markets. The Company records a liability at the time of sale for the estimated costs to be incurred under warranties, which is included in other current liabilities on the consolidated balance sheets. The amount of this liability is based upon historical, as well as expected, experience.

The warranty liability is periodically reviewed for adequacy and adjusted as necessary. Following is a summary of the activity for the periods presented related to the Company’s liability for limited warranties (in thousands):

	Three Months Ended
	April 3	April 4
	2010	2009
Balance at beginning of the period	$4,085	2,789
Additions at dates of acquisition for businesses acquired during period	—	516
Accruals for warranties issued during the period	762	975
Settlements made during the period	(337)	(900)

Balance at end of period	$4,510	3,380

11. Stock-Based Compensation
The Company has granted nonvested restricted stock and nonqualified stock options to key employees and directors under several stock award plans. The Company granted stock awards with an aggregate fair value of approximately $2.0 million and $1.3 million during the first quarter of 2010 and the first quarter of 2009, respectively. Stock based compensation is recognized on a straight line basis over the requisite service period for each separately vesting portion of an award as if the award was, in substance, multiple awards. The Company recognized expense in the three months ended April 3, 2010 and April 4, 2009 of $0.4 million and $0.5 million, respectively, before income tax benefits, for all the Company’s stock plans.
12. Income Taxes
The Company’s effective income tax rate is generally less than the amounts computed by applying the U.S. federal income tax rate of 34% due to a portion of earnings being earned in Canada, where the Company’s effective rate is much lower than the rate in the U.S. due to research-related tax benefits. However, in the first quarter of 2010, the rate was slightly higher than 34% since tax benefits for certain loss jurisdictions have not been recognized. In addition, the effective rate in 2010 is higher than 2009 since the earnings in Canada in 2010 are expected to be subject to higher rates due to provincial taxes and the rate used for U.S. taxable income is higher since certain key provisions of the U.S. tax law, including the research and development credit, have not been extended to be in effect for tax year 2010.
The Company settled a Canada federal audit for the years 2002 through 2004 in the first quarter 2010. The settlement did not affect any amounts reflected in the consolidated financial statements as of and for the period ended April 3, 2010. The Company is still under audit in Canada at the federal level for the years 2006 and 2007. The Company expects the audits to be completed in the next twelve months. Any related unrecognized tax benefits could be adjusted based on the results of the audits. The Company cannot estimate the range of the change that is reasonably possible at this time.
13. Discontinued Operations
Prior to 2009, the Company disposed of its S&T/Montreal, SatNet, and EMS Wireless divisions. The sales agreements for each of these disposals contained standard indemnification provisions for various contingencies that could not be resolved before the dates of closing and for various representations and warranties provided by the Company and the purchasers. The purchaser of EMS Wireless asserted claims under such representations and warranties. The parties agreed to arbitration, which commenced in the third quarter of 2009. In March of 2010, the Company received an interim decision from the arbitrator on these claims awarding the purchaser a total of approximately $9.2 million under the warranty provisions of the purchase agreement. As a result, the Company accrued a liability for the award costs, based on the interim decision, in discontinued operations in the fourth quarter of 2009. On April 30, 2010, the arbitrator issued the final decision awarding the purchaser of the Company’s former EMS Wireless division $8.6 million. Based on this final award the Company reduced its estimated liability by $0.6 million in the first quarter of 2010. This favorable adjustment in discontinued operations in the three months ended April 3, 2010 was offset by additional charges related to estimated contingent liabilities associated with other divisions disposed of prior to 2009. Discontinued operations had no net effect on the Company’s net earnings in the first quarter of 2010 or the first quarter of 2009.

In conjunction with the sale of S&T/Montreal in 2005, an existing contractual requirement for the Company to post approximately $3 million to secure in-orbit incentive performance of the Radarsat-2 payload was eliminated, but the Company continues to warrant that amount in the event of specified in-orbit payload failures. Based upon the available information, management believes that the outcome for this particular contingency is not probable and cannot be estimated. As a result, the Company has not incurred any costs to date, and has not recorded a liability as of April 3, 2010, with respect to this contingency. The Company incurred no additional costs related to this disposition through the first quarter of 2010.
The Company has an agreement with the purchaser of the former S&T/Montreal division to acquire a license for $8 million in payments over a seven-year period, beginning in December 2008, for the rights to a certain satellite territory. The Company and the purchaser have a corresponding sublicense agreement that granted the territory rights back to the purchaser, under which the Company is to receive a portion of the satellite service revenues from the specific market territory over the same period. The purchaser had previously guaranteed that the revenues derived under the sublicense would equal or exceed the acquisition cost of the license. As part of the agreement to sell the net assets of S&T/Montreal, the Company released the purchaser from this guarantee. Without the guarantee, the Company estimates that its portion of the satellite service revenues will be less than the acquisition cost, and the Company has accordingly reflected a liability for the net cost in its consolidated balance sheet. As of April 3, 2010, no payments have been made by the Company under this license agreement. The satellite service revenues from the specific market territory included under the sublicense agreement are considerably lower than expected. The Company believes that sufficient efforts are not being made by the purchaser of the former S&T/Montreal division to market this satellite service. The parties are in discussions of a possible settlement under these agreements. The Company believes that the net liability recorded in its consolidated balance sheet is its best estimate of the settlement amount. If a settlement is reached, it is expected to be paid in the following twelve months, and therefore the net liability is recorded as a current liability in the Company’s consolidated balance sheet as of April 3, 2010.
14. Repurchases of Common Shares
On July 29, 2008, the Company’s Board of Directors authorized a stock repurchase program for up to $20 million of the Company’s common shares. As of April 3, 2010, the Company had repurchased 495,000 common shares for approximately $10.1 million. Further repurchases are no longer permitted under the terms of the Company’s principal credit agreements. There were no repurchases of common shares under this program during the three months ended April 3, 2010.
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
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2009.
We are a leading provider of wireless connectivity solutions over satellite and terrestrial networks. We keep people and systems connected, wherever they are — on land, at sea, in the air or in space. Serving the aeronautical, asset-tracking, defense, and mobile computing industries, our products and services enable universal mobility, visibility and intelligence. Our operations include the following four reportable operating segments:
•	Aviation — Designs and develops satellite-based communications solutions through a broad array of terminals and antennas for the aeronautical market that enable end-users in aircraft and other mobile platforms to communicate over satellite and air-to-ground links. This segment also designs and builds aircraft cabin equipment to process data on board aircraft, including rugged data storage, cabin-wireless connectivity, and air-to-ground connectivity;

•	LXE — Provides rugged mobile terminals and wireless data networks used for logistics applications such as distribution centers, warehouses and container ports. LXE operates mainly in three markets: the Americas market, which is comprised of North, South and Central America; the International market, which is comprised of all other geographic areas, with the highest concentration in Europe; along with direct sales to original equipment manufacturers (“OEM”);

•	Defense & Space (“D&S”) — Supplies highly engineered subsystems for defense electronics and sophisticated satellite applications from military communications, radar, surveillance and countermeasures to commercial high-definition television, satellite radio, and live TV for innovative airlines; and

•	Global Tracking — Provides satellite-based machine-to-machine mobile communications equipment and services to track, monitor and control remote assets, regardless of whether they are fixed, semi-fixed or mobile. Additionally, Global Tracking provides equipment for the Cospas-Sarsat search-and-rescue system and incident-management software for rescue coordination worldwide.
Prior to 2010, we operated under three reportable operating segments: Communications & Tracking, D&S and LXE. The Aviation and Global Tracking segments were previously included in our Communications and Tracking segment. Our historical financial data has been recast in this Quarterly Report on Form 10-Q to conform to our 2010 segment presentation.
Following is a summary of significant factors affecting or related to our results of operations for the three months ended April 3, 2010:
•	Consolidated net sales were 10.2% lower in the first quarter of 2010, compared with same period in 2009. Lower net sales at D&S and Aviation offset higher net sales at LXE and Global Tracking in the first quarter of 2010. Net sales at D&S were lower due to the completion of a significant military project that was included in D&S’s net sales in the first quarter of 2009. The decline in net sales at Aviation reflects the impact of the global economic slow-down in the air-transport, military, and business jet markets. Higher product shipments to the Americas market and a new source of revenue from sales made directly to OEMs increased net sales at LXE. Net sales improved at Global Tracking mainly due to strong product sales in the security market and higher airtime revenues.

•	Our net earnings for the first quarter of 2010 were $0.6 million compared with a net loss of $3.0 million in the first quarter of 2009. This improvement was mainly due to an increase in operating income at LXE and Global Tracking of $6.0 million and $0.9 million, respectively, and lower acquisition-related charges of $3.7 million partially offset by a decrease in operating income at Aviation and D&S of $4.8 million and $2.0 million, respectively.

•	Our markets continue to be impacted by the economy in certain markets and they are not immune to increasing pressures and risks. We expect that we will continue to be faced with these economic pressures through 2010. These and other factors could cause a decline in expected future cash flows for one or more of our business units (including our recently acquired businesses), and as a result it is reasonably possible that we may be required to recognize an impairment loss related to goodwill or other long-lived assets in the future.

Results of Operations
The following table sets forth items from the consolidated statements of operations as reported and as a percentage of net sales (or product net sales and service net sales for product cost of sales and service cost of sales, respectively) for each period (in thousands, except percentages):

	Three Months Ended
	April 3		April 4
	2010		2009
Product net sales	$66,656	80.4%	$68,791	74.5%
Service net sales	16,246	19.6	23,487	25.5

Net sales	82,902	100.0	92,278	100.0

Product cost of sales	44,538	66.8	47,414	68.9
Service cost of sales	8,744	53.8	16,571	70.6

Cost of sales	53,282	64.3	63,985	69.3
Selling, general and administrative expenses	21,674	26.1	21,934	23.8
Research and development expenses	5,421	6.5	4,406	4.8
Impairment loss on goodwill related charges	384	0.5	—	—
Acquisition-related items	217	0.3	3,895	4.2

Operating income (loss)	1,924	2.3	(1,942)	(2.1)
Interest income	181	0.2	62	0.1
Interest expense	(477)	(0.6)	(621)	(0.7)
Foreign exchange loss, net	(693)	(0.8)	(467)	(0.5)

Earnings (loss) before income taxes	935	1.1	(2,968)	(3.2)
Income tax expense	344	(0.4)	—	—

Net earnings (loss)	$591	0.7%	$(2,968)	(3.2)%

Three Months ended April 3, 2010 and April 4, 2009:
Net sales decreased by 10.2% to $82.9 million from $92.3 million in the first quarter of 2010 compared with the same period in 2009. Lower net sales from our D&S and Aviation segments were partially offset by higher net sales from our LXE and Global Tracking segments. Net sales were lower at D&S mainly due to the conclusion of work performed on a significant military communications research project in the fourth quarter of 2009, and therefore not included in the 2010 results. Net sales were lower at Aviation primarily due to a lower volume of net sales of high-speed-data aeronautical products, and in-cabin connectivity products reflecting a continued slow-down in its air-transport, military, and business jet markets in the first quarter of 2010. LXE’s net sales in the first quarter of 2010 were $6.6 million higher than in the same period in 2009, an increase of 27.7%, with higher net sales in the Americas market. The increase in net sales at Global Tracking was primarily a result of additional net sales generated from our asset-tracking product line acquired in February 2009.
Product net sales decreased by 3.1% to $66.7 million in the first three months of 2010 compared with the first three months of 2009. This was primarily due to lower net sales of high-speed-data aeronautical products from the organic product lines and newly acquired aviation product line at our Aviation segment, partially offset by an increase in product net sales from a higher number of terminals shipped by LXE in the Americas market, and additional product net sales generated from our asset-tracking product lines at Global Tracking acquired during the first quarter of 2009. Service net sales decreased by 30.8% to $16.2 million in the first three months of 2010 compared with the same period in 2009, mainly due to the conclusion of significant work performed on a military communications research project by D&S partially offset by an increase in airtime revenue generated from our asset-tracking product line acquired during the first quarter of 2009 at Global Tracking. As a result, product net sales comprised a higher percentage of total net sales in the first three months of 2010 compared with the first three months of 2009.

Overall cost of sales as a percentage of consolidated net sales was lower in the first quarter of 2010 compared with the same period of 2009 due to lower cost-of-sales percentages reported by three of the four reportable operating segments. Product cost of sales, and service cost of sales, as a percentage of their respective net sales were also lower in the first three months of 2010 compared with the same period in 2009. The decrease in product cost of sales as a percentage of its respective net sales was mainly due to a higher percentage of net sales generated by our LXE and Global Tracking divisions, which had lower cost-of-sales percentages than the other two operating segments, and as a result of management’s cost reduction efforts at LXE and D&S. This decrease in product cost-of-sales percentage of sales was partially offset by an increase in product cost-of-sales percentage at Aviation due to a lower production volume over which fixed costs were absorbed, and an unfavorable effect of changes in foreign currency exchange rates. The decrease in the service cost-of-sales percentage was mainly due to a lower proportion of service revenues generated from our D&S segment, which has a higher service cost-of-sales percentage than our other three reportable operating segments.
SG&A expenses as a percentage of consolidated net sales increased for the first quarter of 2010 compared with the first quarter in 2009. Actual expenses decreased by $0.3 million in the first quarter of 2010 compared with the same period in 2009 mainly due to management’s cost reduction efforts, lower severances charges by approximately $0.6 million, and the favorable effect of changes in foreign currency exchange rates on our LXE international operations. These decreased in costs were partially offset by the additional costs related to the acquired product lines, and the unfavorable effect of changes in foreign currency exchange rates on Aviation’s international operations.
R&D expenses were $1.0 million higher in the first quarter of 2010 than in the comparable period in 2009 mainly due to additional R&D expenses at Aviation, D&S and Global Tracking for the expansion of our technology base, and unfavorable effects of changes in foreign currency exchange rates on our Canadian operations. These increases offset lower R&D expenses at LXE.
Charges for impairment loss on goodwill were $0.4 million in the first quarter of 2010. The charges included in this category represent the costs of engaging outside professionals for valuation and audit services related to the goodwill impairment analysis conducted in the first quarter of 2010.
Acquisition-related items included charges of $0.2 million in the first quarter of 2010. These costs were primarily related to an increase in the earn-out liability for changes in payments to be made for one of the acquisitions completed in the first quarter of 2009. Acquisition-related charges were $3.9 million in the first quarter of 2009. These costs were primarily related to professional fees for legal, due-diligence, valuation, and integration services for the acquisition of our Formation and Satamatics businesses (see Note 2 to the consolidated financial statements in the Quarterly Report for additional information on these business acquisitions).
The first quarter of 2010 included a $0.7 million foreign exchange net loss related to the conversion of assets and liabilities not denominated in the functional currency and to changes in the fair value of forward contracts used to hedge against currency exposure. The first quarter of 2009 included a $1.4 million foreign exchange loss related to the funding of the Satamatics acquisition, which was required to be paid in British pounds sterling. The loss resulted from changes in foreign currency exchange rates from the date we funded the transaction to the date the acquisition was completed. Partially offsetting this loss in the first quarter of 2009 were net gains from the conversion of assets and liabilities not denominated in the functional currency and forward contracts.
We recognized income tax expense of $0.3 million in the first quarter of 2010 equal to 37% of earnings before income taxes. The Company’s effective income tax rate is generally less than the amounts computed by applying the U.S. federal income tax rate of 34% due to a portion of earnings being earned in Canada, where the Company’s effective rate is much lower than the rate in the U.S. due to research-related tax benefits. However, in the first quarter of 2010, the rate was slightly higher than 34% since tax benefits for certain loss jurisdictions were not recognized. In addition, the effective rate in 2010 was higher than 2009 since the earnings in Canada in 2010 are expected to be subject to higher rates due to provincial taxes and the rate used for U.S. taxable income is higher since certain key provisions of the U.S. tax law, including the research and development credit, have not been extended to be in effect for 2010 as of the end of the first quarter.

Segment Analysis
Our segment net sales, cost of sales as a percentage of respective segment net sales, and segment operating income (loss) and Adjusted EBITDA were as follows (in thousands, except percentages):

	Three Months Ended		Percentage
	April 3	April 4	Increase
	2010	2009	(Decrease)

Net sales:
Aviation	$26,186	34,513	(24.1)%
LXE	30,573	23,944	27.7
Defense & Space	16,534	26,908	(38.6)
Global Tracking	9,860	6,913	42.6
Less intercompany sales	(251)	—	(2)

Global Tracking external sales	9,609	6,913	39.0

Total	$82,902	92,278	(10.2)

Cost of sales percentage:
Aviation	67.2%	61.2
LXE	58.3	67.3
Defense & Space	77.5	78.4
Global Tracking	52.5	76.1
Total	64.3	69.3

Operating income (loss):
Aviation	$309	5,066	(93.9)
LXE	892	(5,061)	(117.6)
Defense & Space	918	2,892	(68.3)
Global Tracking	154	(759)	(120.3)
Corporate & Other	(349)	(4,080)	91.4

Total	$1,924	(1,942)	(199.1)

Adjusted EBITDA (1)
Aviation	$2,096	7,602	(72.4)
LXE	1,638	(4,087)	(140.1)
Defense & Space	1,767	3,698	(52.2)
Global Tracking	940	140	571.4
Corporate & Other	612	172	(255.8)

Total	$7,053	7,525	(6.3)

(1)	Adjusted EBITDA is considered a non-GAAP financial measure. See section entitled “Adjusted EBITDA” for an explanation of this measure and a reconciliation to net earnings (loss).

(2)	The percentage change is not calculable.

Aviation: Net sales decreased by $8.3 million in the first quarter of 2010 as compared with the same period in 2009. The decrease was mainly due to lower net sales of high-speed-data aeronautical products into the air transport, business jet, and military markets in the first quarter of 2010. Net sales of in-cabin connectivity products into the air transport market were also lower in the first quarter of 2010 as compared with the first quarter of 2009.
Cost of sales as a percentage of net sales was higher for the first quarter of 2010 as compared with the first quarter of 2009. The cost-of-sales percentage was higher mainly due to lower production volume over which fixed costs were absorbed, and an unfavorable effect of changes in foreign currency exchange rates that affected our reported international costs in the first quarter of 2010.
Operating income decreased by $4.8 million in the first quarter of 2010 as compared with the same period in 2009, primarily as a result of lower net sales, and a higher cost-of-sales percentage in the first quarter of 2010. In addition, operating income was lower due to the unfavorable effects of foreign currency exchange rates in the first quarter of 2010. Operating income, as a percentage of net sales, was 1.2% and 14.7% in the first quarter of 2010 and 2009, respectively.
Adjusted EBITDA decreased by $5.5 million in the first quarter of 2010 as compared with the first quarter of 2009, due to a decrease in operating income and to a $0.9 million unfavorable change in foreign currency gains and losses.
LXE: Net sales in the first quarter of 2010 was higher than each of the preceding four quarters, and increased by $6.6 million as compared with the same period in 2009. An increase in net sales in the Americas market offset a slight decline in net sales in the International market in the first quarter of 2010, as compared with the same period in 2009. The increase in net sales in the Americas market resulted primarily from a higher volume of terminals shipped in that market. The slight decrease in net sales in the International market was mainly due to the unfavorable effect of changes in foreign currency exchange rates on the reported net sales from LXE’s International market, and lower service revenue resulting from the adoption of a fully indirect sales model in 2009, partially offset by a higher volume of terminals shipped in that market. Sales to the OEM market began in the fourth quarter of 2009 and represents $2.5 million or 8.2% of first-quarter sales.
Cost of sales as a percentage of net sales was lower in the first quarter of 2010 as compared with the same period in 2009 mainly due to a higher production volume over which fixed costs were absorbed, and lower product costs from efforts made throughout 2009 and in the first quarter of 2010 to redesign and simplify product offerings. Cost of sales as a percentage of net sales was also lower in the first quarter of 2010 due to a $0.5 million reduction in cost of sales for purchased items previously included in accounts payable that were determined to no longer be liabilities. Additional items are being reviewed and are expected to be resolved in future periods, which could result in further reductions to cost of sales. The effects of these reductions in cost of sales as a percentage of net sales were partially offset by an unfavorable effect of changes in foreign currency exchange rates that affected our reported International net sales, and a higher percentage of net sales generated from indirect channels, which have a higher cost-of-sales percentage than net sales generated from direct sales channels. Revenues are denominated in the local functional currency but product costs are denominated in the U.S. dollar, which was stronger in the first quarter of 2010 compared with the same period in 2009.
LXE generated operating income of $0.9 million in the first quarter of 2010 as compared with an operating loss of $5.1 million in the first quarter of 2009. This increase in operating income of $6.0 million was mainly a result of higher net sales. In addition, operating income increased as a result of a more favorable cost-of-sales percentage and lower SG&A and R&D expenses. SG&A and R&D expenses were lower in the first quarter of 2010 as compared with the same period in 2009 by $1.1 million, reflecting the impact of management’s cost-reduction efforts. Lower SG&A expenses were primarily a result of staff reductions to reduce LXE’s cost structure, the favorable effect of changes in foreign currency exchange rates on reported costs, and lower severance charges. Severance charges were lower by approximately by $0.6 million in the first quarter of 2010 as compared with the same period in 2009.
Adjusted EBITDA increased by $5.7 million in the first quarter of 2010 as compared with the first quarter of 2009, mainly due to an increase in operating income in 2010.

Defense & Space: Net sales decreased by $10.4 million in the first quarter of 2010 as compared with the same period of 2009, mainly due to work performed on military programs that were included in the first quarter of 2009, including a large military satellite communications research project, but that were completed in 2009 and will not contribute to net sales in future quarters. Order backlog of long-term contracts was $87.2 million at April 3, 2010, a decrease of $2.4 million from December 31, 2009.
Cost of sales as a percentage of net sales was lower in the first quarter of 2010 as compared with the same period in 2009, mainly due to a favorable mix of contracts and improved contract performance on certain defense-related projects in the first quarter of 2010.
Operating income was lower by $2.0 million in the first quarter of 2010 as compared with the first quarter of 2009. The lower operating income was mainly due to the decrease in net sales generated in the first quarter of 2010, and higher R&D expenses, partially offset by lower SG&A expenses. The lower SG&A costs reflect the impact of management’s cost reduction efforts initiated in 2009. Operating income as a percentage of net sales was 5.6% and 10.7% in the first quarter of 2010 and 2009, respectively.
Adjusted EBITDA decreased by $1.9 million in the first quarter of 2010 as compared with the first quarter of 2009, mainly due to a decrease in operating income in 2010.
Global Tracking: Net sales increased by $2.9 million in the first quarter of 2010 as compared with the same period in 2009. The increase was mainly due to the net sales generated from our new asset-tracking product lines acquired on February 13, 2009, which contributed $2.3 million of additional net sales in the first quarter of 2010 compared to the first quarter of 2009. Net sales included a higher concentration of product shipments to the security market in the first quarter of 2010 as compared with the first quarter of 2009, reflecting growth in that market. Net sales also were higher due to an increase in airtime revenue as a result of a higher number of terminals in use, and the first quarter of 2010 included approximately 40 additional billing days.
Cost of sales as a percentage of net sales was lower for the first quarter of 2010 as compared with the same period in 2009. The cost-of-sales percentage for the first quarter of 2010 included a more favorable product mix, and an increase in service revenue, which has a lower cost-of-sales percentage than product net sales.
Operating income increased by $0.9 million in the first quarter of 2010 as compared with the same period in 2009, primarily as a result of higher net sales and a lower cost-of-sales percentage, partially offset by higher SG&A and R&D costs. These higher costs were primarily a result of the timing of the acquisition of our new product lines in the first quarter of 2009; the costs related to the newly acquired product lines were included in the operating results of our Global Tracking segment for the first quarter of 2009 from the date of acquisition, but were included from the beginning of the first quarter of 2010. Operating income, as a percentage of net sales, was 1.6% and a negative 11.0% in the first quarter of 2010 and 2009, respectively.
Adjusted EBITDA increased by $0.8 million in the first quarter of 2010 as compared with the first quarter of 2009, due to an increase in operating income partially offset by a $0.5 million unfavorable change in foreign currency gains and losses year over year.

Adjusted EBITDA
We also measure our performance based on the non-GAAP financial measure of earnings before interest expense, income taxes, depreciation and amortization, and before discontinued operations, impairment loss on goodwill and related charges, acquisition-related items and acquisition-related foreign exchange adjustments (“Adjusted EBITDA”). The following table is a reconciliation of net earnings (loss) (which is the most directly comparable GAAP operating performance measure) to Adjusted EBITDA and earnings (loss) before income taxes by segment, for the first quarters of 2010 and 2009 (in thousands):

			Defense &	Global	Corp
	Aviation	LXE	Space	Tracking	& Other	Total
Three Months Ended April 3, 2010
Net earnings						$591
Income tax expense						344

(Loss) earnings before income taxes	$(72)	783	922	46	(744)	935
Interest expense	—	17	—	—	460	477
Depreciation and amortization	2,168	838	845	894	295	5,040
Impairment loss related charges	—	—	—	—	384	384
Acquisition-related items	—	—	—	—	217	217

Adjusted EBITDA	$2,096	1,638	1,767	940	612	$7,053

Three Months Ended April 4, 2009
Net loss						$(2,968)
Income tax expense						—

Earnings (loss) before income taxes	$5,556	(5,138)	2,892	(407)	(5,871)	(2,968)
Interest expense	43	85	—	—	493	621
Depreciation and amortization	2,003	966	806	547	285	4,607
Acquisition-related items	—	—	—	—	3,895	3,895
Acquisition-related foreign exchange adjustment	—	—	—	—	1,370	1,370

Adjusted EBITDA	$7,602	(4,087)	3,698	140	172	$7,525

We believe that earnings that are based on this non-GAAP financial measure provide useful information to investors, lenders and financial analysts because (i) this measure is more comparable with the results for prior fiscal periods, and (ii) by excluding the potential volatility related to the timing and extent of nonoperating activities, such as acquisitions or revisions of the estimated value of post-closing earn-outs, such results provide a useful means of evaluating the success of our ongoing operating activities. Also, we use this information, together with other appropriate metrics, to set goals for and measure the performance of our operating businesses, and to assess our compliance with debt covenants. Management further considers Adjusted EBITDA an important indicator of operational strengths and performance of our businesses. EBITDA measures are used historically by investors, lenders and financial analysts to estimate the value of a company, to make informed investment decisions and to evaluate performance. Management believes that Adjusted EBITDA facilitates comparisons of our results of operations with those of companies having different capital structures. In addition, a measure similar to Adjusted EBITDA is a component of our bank lending agreement, which requires certain levels of Adjusted EBITDA to be achieved. This information should not be considered in isolation or in lieu of our operating and other financial information determined in accordance with generally accepted accounting principles (“GAAP”). In addition, because EBITDA and adjustments to EBITDA are not determined consistently by all entities, Adjusted EBITDA as presented may not be comparable to similarly titled measures of other companies.

Backlog
Backlog is very important for our D&S segment due to the long delivery cycles for its projects. Many customers of our LXE segment typically require short delivery cycles. As a result, LXE usually converts orders into revenues within a few weeks, and it generally does not build up an order backlog that extends substantially beyond one fiscal quarter except for annual or multi-year maintenance service agreements. Our Aviation and Global Tracking businesses have projects with both short delivery cycles and delivery cycles that extend beyond the next twelve months. Our segment backlog as of April 3, 2010 and December 31, 2009 was as follows (in millions):

	April 3	December 31
	2010	2009
Aviation	$42.1	49.4
LXE	21.1	22.0
Defense & Space	87.3	89.6
Global Tracking	22.2	17.2

Total	$172.7	178.2

Included in the backlog of firm orders for our D&S segment was approximately $15.9 million and $22.5 million of unfunded orders, mainly for military contracts, as of April 3, 2010, and December 31, 2009, respectively. Of the orders in backlog as of April 3, 2010, the following are expected to be filled in the following twelve months: Aviation – 70%; LXE – 75%; D&S – 60%; and Global Tracking – 75%. LXE’s backlog as of April 3, 2010 was lower than as of December 31, 2009, but was nearly double that of April 4, 2009, mainly due to a shortage of certain component parts from LXE’s suppliers which caused a delay in the fulfillment of LXE’s orders received in the first quarter of 2010. LXE is working closely with suppliers to identify and implement ways to resolve the sourcing issues. LXE is expecting to further increase critical parts inventories in 2010 to avoid continued delays.
Liquidity and Capital Resources
During the first quarter of 2010, net cash and cash equivalents increased by $6.5 million. Operating activities contributed $7.6 million in positive cash flow mainly due to earnings generated by LXE and Global Tracking, an increase in accounts payable due to the timing of supplier payments, and deferred service revenue at LXE. This was partially offset by an increase in inventory balances mainly at LXE and Aviation, and an increase in costs and estimated earnings in excess of billings on long-term contracts at Aviation and D&S in the first quarter of 2010. The cash flow generated from operating activities was partially offset by $1.8 million used for capital expenditures during the first quarter of 2010.
During the first three months of 2009, cash and cash equivalents decreased by $41.0 million to $45.9 million at April 4, 2009. The primary factor contributing to the decrease during the period was cash utilized for our Formation and Satamatics acquisitions, net of borrowings under our credit facility.
Operating activities contributed $14.0 million in positive cash flows in the first quarter of 2009. Although we reported a net loss for the period, we nevertheless generated positive cash flow due to the level of noncash charges for depreciation and amortization, and decreases in working capital. Acquisition-related charges of $1.7 million were also paid during the quarter ended April 4, 2009 and were included as a reduction of cash provided by operating activities in the consolidated statement of cash flows.
During the first quarter of 2009, we used $83.8 million of cash to acquire our Formation and Satamatics businesses, net of cash acquired, which was partially funded by borrowings under our revolving credit facility. We borrowed $33.8 million under our revolving credit facility, and spent $4.5 million on capital expenditures, during the first quarter of 2009.
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

As of April 3, 2010, we had $19.0 million of borrowings outstanding, $2.5 million of outstanding letters of credit, and $53.5 million available borrowing capacity under the revolving credit facility. At April 3, 2010, we were in compliance with all the covenants under the credit agreement.
We expect that capital expenditures in 2010 will range from $12 million to $14 million, excluding acquisitions of businesses. These expenditures are being used to purchase equipment that increases or enhances capacity and productivity, and to upgrade the enterprise reporting system of our LXE division.
Management believes that existing cash and cash equivalent balances, cash provided from operations, and borrowings available under our credit agreement will provide sufficient liquidity to meet the operating and capital expenditure needs for existing operations during the next twelve months.
Our Board of Directors has authorized a stock repurchase program for up to $20 million of our common shares. As of April 3, 2010, we had repurchased approximately 495,000 of our common shares for approximately $10.1 million. Further repurchases are no longer permitted under the terms of the Company’s principal credit agreements. There were no repurchases under the program during the three months ended April 3, 2010.
Additional cash payments of $13.9 million will be made in 2010 related to acquisitions completed in 2009 based upon the achievement of performance targets in 2009, and an agreement to settle the 2010 earn-out amount, $7.2 million of which was paid subsequent to April 3, 2010. The remaining $6.7 million is due December 31, 2010. Refer to Note 2 of the consolidated financial statement for additional information on these acquisitions.
On April 30, 2010, the arbitrator issued the final award related to claims made by the purchaser of our former EMS Wireless division. The final award of $8.6 million is to be paid to the purchaser in the second quarter of 2010.
Off-Balance Sheet Arrangements
We have $2.5 million of standby letters of credit outstanding under our revolving credit facility to satisfy performance guarantee requirements under certain customer contracts. While these obligations are not normally called, they could be called by the beneficiaries at any time before the expiration date, if we failed to meet certain contractual requirements. After deducting the outstanding letters of credit, at April 3, 2010 we had $41.0 million available for borrowing in the U.S. and $12.5 million available for borrowing in Canada under the revolving credit facility.
During 2009, we completed acquisitions of two entities. Of the total purchase price of these businesses, $9.8 million of cash is in escrow accounts and is payable to the sellers within specified periods following the respective dates of acquisition, subject to claims we may make against the sellers.
We have an agreement with the purchaser of our former S&T/Montreal division to warrant approximately $3 million in the event of specified in-orbit failures of the Radarsat-2 payload. Based upon the available information, management believes that the outcome for this particular contingency is not probable and cannot be estimated. As a result, we have not incurred any costs to date, and have not recorded a liability as of April 3, 2010, with respect to this contingency.
We also have an agreement with the purchaser of our former S&T/Montreal division to acquire a license for $8 million in payments over a seven-year period, beginning in December 2008, for the rights to a certain satellite territory. We have a corresponding sublicense agreement with the purchaser that granted the territory rights back to the purchaser, under which we are to receive a portion of the satellite service revenues from the specific market territory over the same period. The purchaser had previously guaranteed that the revenues derived under the sublicense would equal or exceed the acquisition cost of the license. As part of the agreement to sell the net assets of S&T/Montreal, we released the purchaser from this guarantee. Without the guarantee, we estimate that our portion of the satellite service revenues will be less than the acquisition cost, and we have accordingly reflected a liability for the net cost in our consolidated balance sheet. As of April 3, 2010, we have made no payments under this license agreement. The satellite service revenues from the specific market territory included under the sublicense agreement are considerably lower than expected. We believe that sufficient efforts are not being made by the purchaser of the former S&T/Montreal division to market this satellite service. The parties are in discussions of a possible settlement under these agreements. We believe that the net liability recorded in our consolidated balance sheet is our best estimate of the settlement amount. If a settlement is reached, it is expected to be paid in the following twelve months, and therefore the net liability is recorded as a current liability in our consolidated balance sheet as of April 3, 2010.

Commitments and Contractual Obligations
As of April 3, 2010, our material contractual cash commitments and material other commercial commitments have not changed significantly from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2009, other than an increase in purchase commitments of $6.6 million due to an increase in critical parts inventory at LXE to avoid continued delays in fulfillment of orders caused by a shortage of certain component parts from LXE’s suppliers.
Critical Accounting Policies
Our consolidated financial statements have been prepared in accordance with U.S. GAAP, which often require the judgment of management in the selection and application of certain accounting principles and methods. We discuss our critical accounting policies in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant changes in our critical accounting policies since the end of 2009.
Risk Factors and Forward-Looking Statements
The Company has included forward-looking statements in management’s discussion and analysis of financial condition and results of operations. All statements, other than statements of historical fact, included in this report that address activities, events or developments that we expect or anticipate will or may occur in the future, or that necessarily depend upon future events, including such matters as our expectations with respect to future financial performance, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments, and the growth of our businesses and operations, are forward-looking statements. Actual results could differ materially from those suggested in any forward-looking statements as a result of a variety of factors. Such factors include, but are not limited to:
•	economic conditions in the U.S. and abroad and their effect on capital spending in our principal markets;

•	difficulty predicting the timing of receipt of major customer orders, and the effect of customer timing decisions on our results;

•	our successful completion of technological development programs and the effects of technology that may be developed by, and patent rights that may be held or obtained by, competitors;

•	U.S. defense budget pressures on near-term spending priorities;

•	uncertainties inherent in the process of converting contract awards into firm contractual orders in the future;

•	volatility of foreign currency exchange rates relative to the U.S. dollar and their effect on purchasing power by international customers, and on the cost structure of our operations outside the U.S., as well as the potential for realizing foreign exchange gains and losses associated with assets or liabilities denominated in foreign currencies;

•	successful resolution of technical problems, proposed scope changes, or proposed funding changes that may be encountered on contracts;

•	changes in our consolidated effective income tax rate caused by the extent to which actual taxable earnings in the U.S., Canada and other taxing jurisdictions may vary from expected taxable earnings, and the extent to which determined tax assets are considered realizable;

•	successful transition of products from development stages to an efficient manufacturing environment;

•	changes in the rate at which our products are returned for repair or replacement under warranty;

•	customer response to new products and services, and general conditions in our target markets (such as logistics, and space-based communications), and whether these responses and conditions develop according to our expectations;

•	the increased potential for asset impairment charges as unfavorable economic or financial market conditions, or other developments, might affect the fair value of one or more of our business units;

•	the success of certain of our customers in marketing our line of high-speed commercial airline communications products as a complementary offering with their own lines of avionics products;

•	the continued availability of financing for various mobile and high-speed data communications systems;

•	risk that the recent turmoil in the credit markets may make it more difficult for some customers to obtain financing and adversely affect their ability to pay, which in turn could have an adverse impact on our business, operating results, and financial condition;

•	development of successful working relationships with local business and government personnel in connection with the distribution and manufacture of products in foreign countries;

•	the demand growth for various mobile and high-speed data communications services;

•	our ability to attract and retain qualified senior management and other personnel, particularly those with key technical skills;

•	our ability to effectively integrate our acquired businesses, products or technologies into our existing businesses and products, and the risk that any such acquired businesses, products or technologies do not perform as expected, are subject to undisclosed or unanticipated liabilities, or are otherwise dilutive to our earnings;

•	the potential effects, on cash and results of discontinued operations, of final resolution of potential liabilities under warranties and representations that we made, and obligations assumed by purchasers, in connection with our dispositions of discontinued operations;

•	the availability, capabilities and performance of suppliers of basic materials, electronic components and sophisticated subsystems on which we must rely in order to perform according to contract requirements, or to introduce new products on the desired schedule;

•	uncertainties associated with U.S. export controls and the export license process, which restrict our ability to hold technical discussions with customers, suppliers and internal engineering resources and can reduce our ability to obtain sales from customers outside the U.S. or to perform contracts with the desired level of efficiency or profitability; and

•	our ability to maintain compliance with the requirements of the Federal Aviation Administration and the Federal Communications Commission, and with other government regulations affecting our products and their production, service and functioning.
Further information concerning relevant factors and risks are identified under the caption “Risk Factors” in Part II Item 1A. of this Form 10-Q, and in our Annual Report on Form 10-K for the year ended December 31, 2009.
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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
As of April 3, 2010, we had the following market-risk sensitive instruments (in thousands):

Government-obligations money market funds, other money market instruments, and interest-bearing time deposits, with maturity dates of less than 3 months interest payable monthly at variable rates (a weighted-average rate of 0.2% at April 3, 2010)	$18,837

Revolving credit agreement with U.S. and Canadian banks, maturing in February 2013, interest payable quarterly at a variable rate (4.0% at April 3, 2010)	$19,000
A 100 basis-point change in the interest rates of our market-risk sensitive instruments would have changed interest income by approximately $46,000 for the first quarter of 2010 based upon their respective average outstanding balances.
Our revolving credit agreement includes variable interest rates based on the lead bank’s prime rate or the then-published LIBOR for the applicable borrowing period. As of April 3, 2010, we had approximately $19.0 million of borrowings outstanding in the U.S., and no borrowings outstanding in Canada under our revolving credit agreement. A 100 basis-point change in the interest rate on our revolving credit agreement would have changed interest expense by approximately $47,000 for the first quarter of 2010 based upon the average outstanding borrowings under these obligations.

At April 3, 2010, we also had intercompany accounts that eliminate in consolidation but that are considered market-risk sensitive instruments because they are denominated in a currency other than the local functional currency. These include short-term amounts due to the parent (payable by international subsidiaries arising from purchase of the parent’s products for sale), intercompany sales of products from foreign subsidiaries to a U.S. subsidiary, and cash advances to foreign subsidiaries as follows:

	Exchange Rate	USD
	(USD per unit of	in thousands
	local currency)	(reporting currency)

Australia	0.9193 /AUD	$2,801
Belgium	1.3491 /EUR	1,664
Canada	0.9917 /CAD	1,045
Germany	1.3491 /EUR	886
Netherlands	1.3491 /EUR	383
United Kingdon	1.5026 /GBP	284
Sweden	0.1391 /SEK	179
France	1.4316 /EUR	176
Italy	1.3491 /EUR	60

Total amount subject to foreign currency risk		$7,478

We had accounts receivable and accounts payable balances denominated in currencies other than the functional currency of the local entity at April 3, 2010 as follows:

		Exchange Rate
		Functional
		Currency per	USD
Currency	Functional	Denominated	Equivalent
Denomination	Currency	Currency	(in thousands)
Accounts Receivable
USD	CAD	1.0084	$11,188
USD	EUR	0.7412	1,147
USD	GBP	0.6576	117
Other currencies			268

			$12,720

Accounts Payable
USD	CAD	1.0084	$1,429
EUR	GBP	0.8875	516
GBP	USD	1.5207	436
EUR	USD	1.3479	233
EUR	SEK	9.7305	161
Other currencies			123

			$2,898

We also had cash accounts denominated in currencies other than the functional currency of the local entity at April 3, 2010 as follows:

		Exchange Rate
		Functional
		Currency per	USD
Currency	Functional	Denominated	Equivalent
Denomination	Currency	Currency	(in thousands)

USD	CAD	1.0084	$8,074
GBP	CAD	1.5404	1,337
GBP	USD	1.5206	1,092
USD	GBP	0.6576	1,216
USD	EUR	0.7412	2,167
Other currencies			585

			$14,471

We enter into foreign currency forward contracts in order to mitigate the risks associated with currency fluctuations on future fair values of foreign denominated assets and liabilities. At April 3, 2010, we had forward contracts as follows (in thousands, except average contract rate):

		Average	Fair
	Notional	Contract	Value
	Amount	Rate	(USD)
Foreign currency forward contracts:
U.S. dollars (sell for Canadian dollars)	14,500USD	1.0439	$469

Item 4.	Controls and Procedures
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
The CEO and CFO have evaluated the Company’s disclosure controls and procedures as of the end of the period covered in this report. Based upon this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of April 3, 2010.
(b) Changes in Internal Control Over Financial Reporting
During the first quarter of 2010, there were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act).

PART II
OTHER INFORMATION

Item 1A.	Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, carefully consider the factors discussed in Part I, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, and this Quarterly Report on Form 10-Q, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the Company’s purchases of its common shares for the three months ended April 3, 2010:
ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum Number
			(c) Total Number	(or Approximate
			of Shares	Dollar Value) of
			Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased
	(a) Total Number	(b) Average	Announced	Under the Plans or
	of Shares	Price Paid	Plans or	Programs (3)
Period	Purchased (1)	Per Share	Program (2)	(in millions)
Period 1 2010 (January 1 to January 30)	—	—	—
Period 2 2010 (January 31 to February 27)	980	$12.92	—
Period 3 2010 (February 28 to April 3)	—	—	—

Total	980	$12.92	—	$9.9

(1)	The category includes 980 shares delivered to us by employees to pay withholding taxes due upon vesting of restricted share awards.

(2)	During the period covered by this Quarterly Report on Form 10-Q, no shares were repurchased under the Company’s $20 million repurchase program (the Program) which was initially announced on July 30, 2008. Further repurchases are no longer permitted under the terms of the Company’s principal credit agreements.

(3)	This balance represents the value of shares that could be repurchased under the Program as of April 3, 2010.

Item 6.	Exhibits
The following exhibits are filed as part of this report:

3.1
Second Amended and Restated Articles of Incorporation of EMS Technologies, Inc., effective March 22, 1999 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended April 4, 2009).

3.2	Bylaws of EMS Technologies, Inc. as amended through December 21, 2009 (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the year ended December 31, 2009).

4.1	Waiver agreement, dated March 31, 2010, to Credit Agreement among EMS Technologies, Inc. and EMS Technologies Canada, Inc. and Bank of America as Domestic and Canadian Administrative Agent. *

10.1	Compensation Arrangements with Certain Officers. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMS TECHNOLOGIES, INC.

By:	/s/ Neilson A. Mackay	Date: May 13, 2010
Neilson A. Mackay
President, and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gary B. Shell	Date: May 13, 2010
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