Form 10-Q
period 2010-07-03
EMS TECHNOLOGIES INC
filed 2010-08-11
CIK 32198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on August 9, 2010:

Class	Number of Shares
Common Stock, $0.10 par value	15,299,423

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
EMS Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 3	July 4	July 3	July 4
	2010	2009	2010	2009

Product net sales	$73,350	75,906	140,909	144,698
Service net sales	15,127	21,032	30,470	44,518

Net sales	88,477	96,938	171,379	189,216

Product cost of sales	49,040	50,456	95,473	97,094
Service cost of sales	7,080	14,229	13,929	31,576

Cost of sales	56,120	64,685	109,402	128,670
Selling, general and administrative expenses	22,128	23,038	43,801	44,972
Research and development expenses	4,709	4,233	10,130	8,639
Impairment loss on goodwill related charges	—	—	384	—
Acquisition-related items	346	1,627	563	5,522

Operating income	5,174	3,355	7,099	1,413
Interest income	101	103	281	165
Interest expense	(542)	(667)	(1,019)	(1,288)
Foreign exchange gain (loss), net	244	235	(449)	(232)

Earnings before income taxes	4,977	3,026	5,912	58
Income tax (expense) benefit	(1,109)	160	(1,453)	160

Net earnings	$3,868	3,186	4,459	218

Net earnings per share:
Basic	$0.25	0.21	0.29	0.01
Diluted	0.25	0.21	0.29	0.01

Weighted-average number of common shares outstanding:
Basic	15,191	15,159	15,185	15,152
Diluted	15,230	15,225	15,218	15,244
See accompanying notes to interim unaudited consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands)

	July 3	December 31
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$44,805	47,174
Trade accounts receivable, net of allowance for doubtful account of $1,166 in 2010 and $1,208 in 2009	75,706	60,959
Costs and estimated earnings in excess of billings on long-term contracts	19,054	25,290
Inventories	46,327	40,655
Deferred income taxes	4,198	4,306
Other current assets	15,056	19,117

Total current assets	205,146	197,501

Property, plant and equipment:
Land	1,150	1,150
Buildings and leasehold improvements	18,749	18,792
Machinery and equipment	110,721	107,712
Furniture and fixtures	10,513	10,542

Total property, plant and equipment	141,133	138,196
Less accumulated depreciation	94,399	90,256

Net property, plant and equipment	46,734	47,940
Deferred income taxes	9,411	9,421
Goodwill	60,343	60,336
Other intangible assets, net of accumulated amortization of $22,639 in 2010 and $18,817 in 2009	44,858	49,256
Costs and estimated earnings in excess of billings on long-term contracts	14,449	7,771
Other assets	1,666	1,920

Total assets	$382,607	374,145

See accompanying notes to interim unaudited consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited), continued
(in thousands, except share data)

	July 3	December 31
	2010	2009

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$1,450	1,398
Accounts payable	32,170	27,333
Billings in excess of contract costs and estimated earnings on long-term contracts	12,276	9,380
Accrued compensation and related costs	14,122	13,946
Deferred revenue	10,852	9,805
Contingent consideration arrangement liability	6,833	13,729
Other current liabilities	15,446	23,763

Total current liabilities	93,149	99,354

Long-term debt, excluding current installments	37,613	26,352
Deferred income taxes	5,521	5,757
Other liabilities	7,172	5,591

Total liabilities	143,455	137,054

Shareholders’ equity:
Preferred stock of $1.00 par value per share; Authorized 10,000 shares; none issued	—	—
Common stock of $0.10 par value per share; Authorized 75,000 shares, issued and outstanding 15,300 in 2010 and 15,249 in 2009	1,530	1,525
Additional paid-in capital	136,954	136,112
Accumulated other comprehensive income — foreign currency translation adjustment	2,821	6,066
Retained earnings	97,847	93,388

Total shareholders’ equity	239,152	237,091

Commitments and contingencies

Total liabilities and shareholders’ equity	$382,607	374,145

See accompanying notes to interim unaudited consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended
	July 3	July 4
	2010	2009
Cash flows from operating activities:
Net earnings	$4,459	218
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9,819	10,160
Deferred income taxes	(119)	—
Stock-based compensation expense	885	1,070
Change in fair value of contingent cosideration liability	304	1,767
Payment for acquisition of business under contingent consideration arrangement	(1,248)
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(16,503)	3,331
Costs and estimated earnings in excess of billings on long-term contracts	(545)	4,607
Billings in excess of contract costs	2,890	536
Inventories	(6,112)	3,211
Accounts payable	4,105	(2,140)
Deferred revenue	3,432	899
Other	4,816	(1,607)

Net cash provided by operating activities in continuing operations	6,183	22,052
Net cash used in operating activities in discontinued operations	(8,810)	—

Net cash provided by (used in) operating activities	(2,627)	22,052

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,820)	(8,064)
Payments for acquisitions of businesses, net of cash acquired	—	(87,264)
Proceeds from sales of assets	24	36

Net cash used in investing activities	(3,796)	(95,292)

Cash flows from financing activities:
Net borrowings under revolving credit facility	12,000	28,501
Repayment of other debt	(687)	(635)
Deferred financing costs paid	(28)	(251)
Payment for acquisition of business under contingent consideration arrangement	(5,952)	—
Payments for repurchase and retirement of common shares	(51)	(110)
Proceeds from exercises of stock options	13	238

Net cash provided by financing activities	5,295	27,743

Effect of changes in exchange rates on cash and cash equivalents	(1,241)	595

Net change in cash and cash equivalents	(2,369)	(44,902)
Cash and cash equivalents at beginning of period	47,174	86,979

Cash and cash equivalents at end of period	$44,805	42,077

See accompanying notes to interim unaudited consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
July 3, 2010 and July 4, 2009
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
— Recently Issued Pronouncements Not Yet Adopted
In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance amending and clarifying requirements for fair value measurements and disclosures in the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures About Fair Value Measurements. The new guidance requires disclosure of transfers in and out of Level 1 and Level 2 and a reconciliation of all activity in Level 3. The guidance also requires detailed disaggregation disclosure for each class of assets and liabilities in all levels, and disclosures about inputs and valuation techniques for Level 2 and Level 3. The guidance was effective for the Company in the first quarter of 2010 and the disclosure reconciliation of all activity in Level 3 is effective for the Company in the first quarter of 2011. The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements.
In October 2009 the FASB issued two accounting standards updates that could result in revenue being recognized earlier in certain revenue arrangements with multiple deliverables. Both updates are effective for the Company in the first quarter of 2011. Early adoption is permitted. If the Company adopts this standard in a period other than the beginning of its fiscal year, the Company will be required to apply this standard retrospectively to the beginning of its fiscal year, and disclose certain financial information as revised for all interim periods previously reported in the fiscal year adopted. The Company is evaluating when to adopt the updates and the effect the adoption will have on its consolidated financial statements.

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
In April 2010, the FASB issued ASU 2010-17, Milestone Method of Revenue Recognition, which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development arrangements in which one or more payments are contingent upon achieving uncertain future events or circumstances. This update is effective for the Company in the first quarter of 2011. Early adoption is permitted. If the Company adopts this standard in a period other than the beginning of its fiscal year, the Company will be required to apply this standard retrospectively to beginning of its fiscal year, and disclose certain financial information as revised for all interim periods previously reported in the fiscal year adopted. The Company is evaluating when to adopt the updates and the effect, if any, the adoption will have on its consolidated financial statements.
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
The aggregate cash purchase price for these two entities was approximately $90.7 million. Of this amount, $88.8 million was paid in the first quarter of 2009, and the remaining $1.9 million was paid in the second quarter of 2009 upon resolution of working capital and cash provisions in the purchase agreements. In addition, one of the purchase agreements included a contingent consideration arrangement of up to $15 million. The final payment amount under the contingent consideration arrangement has been determined and a total of $14.0 million is due to the sellers, payable in cash in 2010, of which $7.2 million was paid in the second quarter of 2010. The remaining $6.8 million is due December 31, 2010. Of the $7.2 million paid in the second quarter of 2010, $6.0 million is reflected in the financing activities section of the consolidated statement of cash flows since that amount was included in the estimated fair value of the contingent consideration liability as of the acquisition date. The remaining $1.2 million, which is reflected as an acquisition-related charge in the consolidated statement of operations since the acquisition date, is reflected as an operating activity in the consolidated statement of cash flows.

For the acquired companies, the results for the three and six months ended July 3, 2010 included net sales of $11.8 million and $26.1 million, respectively, and a loss before income taxes of $0.4 million for both periods. The results for the three and six months ended July 4, 2009 included net sales of $16.7 million and $31.6 million, and earnings before taxes of $0.5 million and $1.1 million, respectively. The Company recognized charges of $0.3 million and $0.6 million related to the acquisitions in the three and six months ended July 3, 2010 and $1.6 million and $5.5 million for the three and six months ended July 4, 2009, respectively, which are included in acquisition-related items in the consolidated statements of operations. The acquisition-related charges included in the first six months of 2010 were primarily for professional fees related to acquired research and development tax credits and an adjustment in the earn-out liability for changes in payments to be made under the contingent consideration arrangement. The acquisition-related charges recorded in the first six months of 2009 included acquisition-related expenses as a result of the adoption of SFAS 141(R), and accretion of the contingent consideration liability. The first six months of 2009 also included a $1.4 million foreign exchange loss related to the funding of the Satamatics acquisition, which was required to be paid in British pounds sterling. The loss resulted from changes in foreign currency exchange rates from the date the Company funded the transaction to the date the acquisition was completed.
3. Goodwill and Other Intangible Assets
The following table presents the changes in the carrying amount of goodwill by reportable operating segment during the six months ended July 3, 2010 (in thousands):

		Global
	Aviation	Tracking	LXE	Total
Balance as of December 31, 2009	$35,108	23,429	1,799	60,336

Foreign currency translation adjustment	—	—	7	7

Balance as of July 3, 2010	$35,108	23,429	1,806	60,343

The Company had $18.9 million of accumulated impairment losses recorded on LXE’s goodwill as of July 3, 2010.
The following table presents the gross carrying amounts and accumulated amortization, in total and by major intangible asset class, for the Company’s intangible assets subject to amortization as of July 3, 2010 and December 31, 2009 (in thousands):

	As of July 3, 2010
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Developed technology	$39,973	15,769	24,204
Customer relationships	18,944	3,556	15,388
Trade names and trademarks	6,152	1,432	4,720
Other	2,428	1,882	546

	$67,497	22,639	44,858

	As of December 31, 2009
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Developed technology	$40,385	13,460	26,925
Customer relationships	19,052	2,493	16,559
Trade names and trademarks	6,208	1,052	5,156
Other	2,428	1,812	616

	$68,073	18,817	49,256

Amortization expense related to these intangible assets for the three months and six months ended July 3, 2010 was $2.1 million and $4.1 million, respectively, and for the three months and six months ended July 4, 2009 was $2.9 million and $5.2 million, respectively. Expected amortization expense for the remainder of 2010 and for each of the five succeeding years is as follows: 2010 - $4.1 million, 2011 — $7.5 million, 2012 — $7.8 million, 2013 — $7.1 million, 2014 — $3.8 million and 2015 — $3.6 million.
As of July 3, 2010, we had approximately $60.3 million of goodwill and $44.9 million of other intangible assets on our consolidated balance sheet, collectively representing approximately 28% of our total assets. We test goodwill for impairment on an annual basis in the fourth quarter of the year. We are also required to test goodwill and other long-lived assets on an interim basis if an event occurs or circumstances change which indicate that an asset might be impaired. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in our share price and market capitalization, a decline in expected future cash flows for one or more of our business units (including our recently acquired businesses), a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower-than-expected growth rates, among others. If we are required to recognize an impairment loss related to goodwill or long-lived assets, the related charge, although a noncash charge, could materially reduce reported earnings or result in a loss for the period in which the impairment loss is recognized.
4. Fair Value Measurements
The Company measures financial and non-financial assets and liabilities in accordance with ASC Topic 820, Fair Value Measurements and Disclosures. This guidance states that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, this guidance establishes a three-tier fair-value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
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

The Company uses derivative financial instruments, primarily in the form of foreign currency forward contracts, in order to mitigate the risks associated with currency fluctuations on future fair values of foreign denominated assets and liabilities. The fair values of foreign currency contracts of $558,000 net liability at July 3, 2010 and $39,000 net asset at December 31, 2009 are based on quoted market prices for similar instruments using the income approach (a level 2 input per the provisions of ASC Topic 820) and are recorded in other current liabilities and other current assets, respectively, in the consolidated balance sheets. Gains and losses related to these forward contracts are included in foreign exchange gain (loss), net, in the consolidated statement of operations.
The Company has two fixed-rate mortgages and has borrowings under its revolving credit facility. One mortgage has an 8.0% interest rate and a carrying amount as of July 3, 2010 and December 31, 2009 of $6.0 million and $6.4 million, respectively. The other mortgage has a 7.1% interest rate and a carrying amount as of July 3, 2010 and December 31, 2009 of $2.6 million and $2.9 million, respectively. The Company’s outstanding borrowings under its revolving credit facility were $30.5 million and $18.5 million as of July 3, 2010 and December 31, 2009, respectively. The estimated fair value of the Company’s total debt was $37.9 million at July 3, 2010 and is based on quoted market prices for similar instruments (a level 2 input).
Management believes that these assets and liabilities can be liquidated without restriction.
5. Interim Segment Disclosures
The Company is organized into four reportable operating segments: Aviation, Defense & Space, LXE and Global Tracking. The Company determines operating segments in accordance with the Company’s internal management structure, which is organized based on products and services that share distinct operating characteristics. Each segment is separately managed and is evaluated primarily upon operating income and earnings before interest, taxes, depreciation and amortization (“EBITDA”).
The Aviation segment designs and develops satellite-based communications solutions through a broad array of terminals and antennas for the aeronautical market that enable end-users in aircraft and other mobile platforms to communicate over Inmarsat and Iridium satellites and air-to-ground links. This segment also designs and builds aircraft cabin equipment to process data on board aircraft, including rugged data storage, cabin-wireless connectivity, and air-to-ground connectivity.
The LXE segment manufactures mobile terminals and wireless data collection equipment for logistics management systems. The manufacturing cycle for each order is generally just a few days. Products are marketed directly to end-users, through distributors, and integrators (such as value-added resellers who provide inventory management software) that incorporate it with their products and services for sale and delivery to end users. LXE operates mainly in three markets: the Americas market, which is comprised of North, South and Central America; the International market, which is comprised of all other geographic areas with the highest concentration in Europe; and direct sales to original equipment manufacturers (“OEM”).
The Defense & Space segment manufactures custom-designed, highly engineered subsystems for use in space, airborne, and terrestrial applications for communications, radar, surveillance, precision tracking and electronic countermeasures. Orders typically involve development and production schedules that can extend a year or more. Products are typically sold to prime contractors or systems integrators rather than to end-users.
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

Following is a summary of the Company’s interim segment data (in thousands):

	Three Months Ended		Six Months Ended
	July 3	July 4	July 3	July 4
	2010	2009	2010	2009
Net sales:
Aviation	$25,338	33,408	$51,524	67,920
LXE	36,365	29,807	66,938	53,751
Defense & Space	16,758	25,189	33,292	52,097
Global Tracking	10,526	8,534	20,386	15,448
Less intercompany sales	(510)	—	(761)

Global Tracking external sales	10,016	8,534	19,625	15,448

Total	$88,477	96,938	$171,379	189,216

Operating income (loss):
Aviation	$1,816	3,799	$2,125	8,865
LXE	2,077	214	2,969	(4,847)
Defense & Space	1,694	2,301	2,612	5,193
Global Tracking	684	(4)	838	(763)
Corporate & Other	(1,097)	(2,955)	(1,445)	(7,035)

Total	$5,174	3,355	$7,099	1,413

Earnings (loss) before income taxes:
Aviation	$1,877	3,999	$1,805	9,555
LXE	2,050	(22)	2,833	(5,160)
Defense & Space	1,694	2,301	2,616	5,193
Global Tracking	888	239	934	(168)
Corporate & Other	(1,532)	(3,491)	(2,276)	(9,362)

Total	$4,977	3,026	$5,912	58

The results before income taxes for Corporate & Other for the second quarter and first six months of 2009 includes $1.6 million and $5.5 million of acquisition-related charges, respectively. The first six months of 2009 also includes a $1.4 million foreign exchange loss related to the funding of the Satamatics acquisition and other expenses that are not allocated to operating segments in the financial data reviewed by the chief operating decision maker.

	July 3	December 31
	2010	2009
Assets:
Aviation	$143,780	144,483
LXE	83,227	71,632
Defense & Space	53,919	53,883
Global Tracking	78,573	75,922
Corporate & Other	23,108	28,225

Total	$382,607	374,145

Concentration of net assets by geographic region:
United States	$68,270	72,826
Canada	66,119	62,239
Europe	100,350	97,216
Other	4,413	4,810

Total	$239,152	237,091

Sales to no individual customer exceeded 10% of our net sales during the three and six months ended July 3, 2010, or July 4, 2009.
6. Earnings Per Share
Following is a reconciliation of the denominators for basic and diluted earnings per share calculations (in thousands):

	Three Months Ended		Six Months Ended
	July 3	July 4	July 3	July 4
	2010	2009	2010	2009

Basic weighted-average number of common shares outstanding	15,191	15,159	15,185	15,152
Dilutive potential shares using the treasury share method	39	66	33	92

Diluted weighted-average number of common shares outstanding	15,230	15,225	15,218	15,244

Shares that were not included in computation of diluted earnings per share that could potentially dilute future basic earnings per share because their effect on the periods were antidilutive	1,008	653	1,045	835

7. Comprehensive Income (loss)
Following is a summary of comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	July 3	July 4	July 3	July 4
	2010	2009	2010	2009

Net earnings	$3,868	3,186	4,459	218
Other comprehensive income (loss):
Foreign currency translation adjustment	(5,056)	4,076	(3,245)	2,896

	$(1,188)	7,262	1,214	3,114

8. Inventories
Inventories as of July 3, 2010 and December 31, 2009 include the following (in thousands):

	July 3	December 31
	2010	2009

Parts and materials	$29,243	25,221
Work-in-process	5,727	5,142
Finished goods	11,357	10,292

	$46,327	40,655

Costs included in inventories related to long-term programs or contracts are primarily for materials and work performed on programs awaiting funding, or on contracts not yet finalized. Such costs were $2.2 million at July 3, 2010, and $1.1 million at December 31, 2009.

9. Revolving Credit Facility
During the first six months of 2009, the Company completed two acquisitions and used borrowings under its revolving credit facility to fund a portion of the transactions. During the second quarter of 2010, the Company’s net borrowings increased by $11.5 million mainly to fund cash payments for award costs related to claims made by the purchasers of the Company’s former EMS Wireless division of $8.6 million (see Note 13 for additional information) and $7.2 million for earn-out amounts related to acquisitions completed in 2009. As of July 3, 2010, the Company had $30.5 million of borrowings outstanding under its revolving credit facility.
The Company has $2.1 million of standby letters of credit to satisfy performance guarantee requirements under certain customer contracts. While these obligations are not normally called, they could be called by the beneficiaries at any time before the expiration date should the Company fail to meet certain contractual requirements. After deducting outstanding letters of credit, at July 3, 2010 the Company had $29.5 million available for borrowing in the U.S. and $12.9 million available for borrowing in Canada under the revolving credit agreement.
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
The warranty liability is periodically reviewed for adequacy and adjusted as necessary. Following is a summary of the activity for the periods presented related to the Company’s liability for limited warranties (in thousands):

	Three Months Ended		Six Months Ended
	July 3	July 4	July 3	July 4
	2010	2009	2010	2009
Balance at beginning of the period	$4,510	3,380	4,085	2,789
Additions at dates of acquisition for businesses acquired during period	—	—	—	516
Accruals for warranties issued during the period	849	1,285	2,056	2,284
Settlements made during the period	(835)	(869)	(1,617)	(1,793)

Balance at end of period	$4,524	3,796	4,524	3,796

11. Stock-Based Compensation
The Company has granted nonvested restricted stock and nonqualified stock options to key employees and directors under several stock award plans. The Company granted stock awards with an aggregate fair value of approximately $2.4 million during the first six months of 2010 and the first six months of 2009. The Company recognized expense in the second quarter and first six months of $0.5 million and $0.9 million in 2010, and $0.6 million and $1.1 million in 2009, respectively, before income tax benefits, for all the Company’s stock plans.
12. Income Taxes
The Company’s effective income tax rate is generally less than the amounts computed by applying the U.S. federal income tax rate of 34% due to a portion of earnings being earned in Canada, where the Company’s effective rate is much lower than the rate in the U.S. due to research-related tax benefits. In the three and six months ended July 3, 2010, the rate was impacted by tax benefits for certain loss jurisdictions that have not been recognized. In addition, the effective rate in 2010 is higher than 2009 since the earnings in Canada in 2010 are expected to be subject to higher rates due to provincial taxes and the rate used for U.S. taxable income is higher since certain key provisions of the U.S. tax law, including the research and development credit, have not been extended to be in effect for tax year 2010.

The Company is under audit in Canada at the federal level for the years 2006 and 2007. The Company expects the audits to be completed in the next twelve months. Any related unrecognized tax benefits could be adjusted based on the results of the audits. The Company cannot estimate the range of the change that is reasonably possible at this time.
13. Discontinued Operations
Prior to 2009, the Company disposed of its S&T/Montreal, SatNet, and EMS Wireless divisions. The sales agreements for each of these disposals contained standard indemnification provisions for various contingencies that could not be resolved before the dates of closing and for various representations and warranties provided by the Company and the purchasers. The purchaser of EMS Wireless asserted claims under such representations and warranties. The parties agreed to arbitration, which commenced in the third quarter of 2009. In March of 2010, the Company received an interim decision from the arbitrator on these claims awarding the purchaser a total of approximately $9.2 million under the warranty provisions of the purchase agreement. As a result, the Company accrued a liability for the award costs, based on the interim decision, in discontinued operations in the fourth quarter of 2009. On April 30, 2010, the arbitrator issued the final decision awarding the purchaser of the Company’s former EMS Wireless division $8.6 million. Based on this final award, the Company reduced its estimated liability by $0.6 million in the first quarter of 2010. This favorable adjustment in discontinued operations in the three months ended April 3, 2010 was offset by additional charges related to estimated contingent liabilities associated with other divisions disposed of prior to 2009.
In conjunction with the sale of S&T/Montreal in 2005, an existing contractual requirement for the Company to post approximately $3 million to secure in-orbit incentive performance of the Radarsat-2 payload was eliminated, but the Company continues to warrant that amount in the event of specified in-orbit payload failures. Based upon the available information, management believes that the outcome for this particular contingency is not probable and cannot be estimated. As a result, the Company has not incurred any costs to date, and has not recorded a liability as of July 3, 2010, with respect to this contingency. The Company incurred no additional costs related to this disposition through the second quarter of 2010.
The Company has an agreement with the purchaser of the former S&T/Montreal division to acquire a license for $8 million in payments over a seven-year period, beginning in December 2008, for the rights to a certain satellite territory. The Company and the purchaser have a corresponding sublicense agreement that granted the territory rights back to the purchaser, under which the Company is to receive a portion of the satellite service revenues from the specific market territory over the same period. The purchaser had previously guaranteed that the revenues derived under the sublicense would equal or exceed the acquisition cost of the license. As part of the agreement to sell the net assets of S&T/Montreal, the Company released the purchaser from this guarantee. Without the guarantee, the Company estimates that its portion of the satellite service revenues will be less than the acquisition cost, and the Company has accordingly reflected a liability for the net cost in its consolidated balance sheet. As of July 3, 2010, no payments have been made by the Company under this license agreement. The satellite service revenues from the specific market territory included under the sublicense agreement are considerably lower than expected. The Company believes that sufficient efforts are not being made by the purchaser of the former S&T/Montreal division to market this satellite service. The parties are finalizing settlement under these agreements. The Company believes that the net liability recorded in its consolidated balance sheet is its best estimate of the settlement amount. If a settlement is reached, it is expected to be paid in the following twelve months, and therefore the net liability is recorded as a current liability in the Company’s consolidated balance sheet as of July 3, 2010.
14. Repurchases of Common Shares
On July 29, 2008, the Company’s Board of Directors authorized a stock repurchase program for up to $20 million of the Company’s common shares. As of July 3, 2010, the Company had repurchased 495,000 common shares for approximately $10.1 million. Further repurchases are no longer permitted under the terms of the Company’s principal credit agreements. There were no repurchases of common shares under this program during the six months ended July 3, 2010.

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
We are a leading provider of wireless connectivity solutions over satellite and terrestrial networks. We keep people and systems connected, wherever they are — on land, at sea, in the air or in space. Serving the aeronautical, asset-tracking, defense, and mobile computing industries, our products and services enable universal mobility, visibility and intelligence. Our operations include the following four reportable operating segments:
•	Aviation — Designs and develops satellite-based communications solutions through a broad array of terminals and antennas for the aeronautical market that enable end-users in aircraft and other mobile platforms to communicate over Inmarsat and Iridium satellites and air-to-ground links. This segment also designs and builds aircraft cabin equipment to process data on board aircraft, including rugged data storage, cabin-wireless connectivity, and air-to-ground connectivity;
•	LXE — Provides rugged mobile terminals and wireless data networks used for logistics applications such as distribution centers, warehouses and container ports. LXE operates mainly in three markets: the Americas market, which is comprised of North, South and Central America; the International market, which is comprised of all other geographic areas, with the highest concentration in Europe; along with direct sales to original equipment manufacturers (“OEM”);
•	Defense & Space (“D&S”) — Supplies highly engineered subsystems for defense electronics and sophisticated satellite applications from military communications, radar, surveillance and countermeasures to commercial high-definition television, satellite radio, and live TV for innovative airlines; and
•	Global Tracking — Provides satellite-based machine-to-machine mobile communications equipment and services to track, monitor and control remote assets, regardless of whether they are fixed, semi-fixed or mobile. Additionally, Global Tracking provides equipment for the Cospas-Sarsat search-and-rescue system and incident-management software for rescue coordination worldwide.
Following is a summary of significant factors affecting or related to our results of operations for the three months and six months ended July 3, 2010:
•	Our earnings before income taxes were $5.0 million in the second quarter of 2010, an improvement of $4.0 million from the first quarter of 2010, with higher earnings reported by each of our four segments. Our earnings before income taxes improved by $2.0 million in the second quarter of 2010 from the second quarter of 2009, and by $5.9 million in the first six months of 2010 compared with the first six months of 2009. Both LXE and Global Tracking reported higher earnings than in the prior year and the combined acquisition-related charges and amortization expense were substantially lower in 2010. For the second quarter and first six months of 2010, acquisition-related charges were lower by $1.3 million and $5.0 million, respectively, and amortization expense was lower by $0.9 million and $1.1 million, respectively, as compared with the same periods of 2009.
•	LXE had its best quarterly sales quarter since 2008, with $36.4 million in revenues, up 19% from the first quarter and 22% higher than the second quarter a year ago. This revenue improvement was mainly due to a resurgent Americas market. International revenues also increased, but at a much lower rate, as revenue and gross margins were pressured by a weaker Euro.
•	Net sales improved at Global Tracking mainly due to strong product sales in the security market and higher airtime revenues.

•	Defense & Space and Aviation each reported improved earnings in the second quarter of 2010 compared to the first quarter. Strong program execution drove the improvement at Defense & Space and strong demand for military SwiftBroadband provided the improvement at Aviation. However, each segment reported lower revenue and earnings compared to comparable periods in 2009. Defense & Space completed a large military satellite communications research project in 2009. Sales of aviation products in 2010 reflect the current state of commercial aviation markets — especially for business jets and for air-to-ground connectivity to airlines. Shipment of new military orders was a positive factor for Aviation as over one-third of Aviation’s orders in the second quarter of 2010 related to intelligence, surveillance and reconnaissance applications, underscoring EMS’s market strength in this strategic area.
•	As certain of our markets continue to be impacted by the economy, they may face continuing pressures and risks. We expect that we will continue to be faced with these economic pressures at least through the end of 2010. These and other factors could cause a decline in expected future cash flows for one or more of our business units (including our recently acquired businesses), and as a result it is reasonably possible that we may be required to recognize an impairment loss related to goodwill or other long-lived assets in the future.
Results of Operations
The following table sets forth items from the consolidated statements of operations as reported and as a percentage of net sales (or product net sales and service net sales for product cost of sales and service cost of sales, respectively) for each period (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	July 3		July 4		July 3		July 4
	2010		2009		2010		2009

Product net sales	$73,350	82.9%	$75,906	78.3%	$140,909	82.2%	$144,698	76.5%
Service net sales	15,127	17.1	21,032	21.7	30,470	17.8	44,518	23.5

Net sales	88,477	100.0	96,938	100.0	171,379	100.0	189,216	100.0

Product cost of sales	49,040	66.9	50,456	66.5	95,473	67.8	97,094	67.1
Service cost of sales	7,080	46.8	14,229	67.7	13,929	45.7	31,576	70.9

Cost of sales	56,120	63.4	64,685	66.7	109,402	63.9	128,670	68.0
Selling, general and administrative expenses	22,128	25.1	23,038	23.7	43,801	25.6	44,972	23.8
Research and development expenses	4,709	5.3	4,233	4.4	10,130	5.9	8,639	4.6
Impairment loss on goodwill related charges	—	—	—	—	384	0.2	—	—
Acquisition-related items	346	0.4	1,627	1.7	563	0.3	5,522	2.9

Operating income	5,174	5.8	3,355	3.5	7,099	4.1	1,413	0.7
Interest income	101	0.1	103	0.1	281	0.2	165	0.1
Interest expense	(542)	(0.6)	(667)	(0.7)	(1,019)	(0.6)	(1,288)	(0.7)
Foreign exchange gain (loss), net	244	0.3	235	0.2	(449)	(0.3)	(232)	(0.1)

Earnings before income taxes	4,977	5.6	3,026	3.1	5,912	3.4	58	—
Income tax (expense) benefit	(1,109)	(1.2)	160	0.2	(1,453)	(0.8)	160	0.1

Net earnings	$3,868	4.4%	$3,186	3.3%	$4,459	2.6%	$218	0.1%

Three Months ended July 3, 2010 and July 4, 2009:
Net sales of $88.5 million in the second quarter of 2010 were 8.7% lower than the $96.9 million in the second quarter of 2009. Lower net sales from our D&S and Aviation segments were partially offset by higher net sales from our LXE and Global Tracking segments. Net sales were lower at D&S mainly due to the conclusion of work performed on a significant military communications research project in the fourth quarter of 2009, and therefore not included in the 2010 results. Net sales were lower at Aviation primarily due to a lower volume of connectivity products and of Inmarsat high-speed data and antenna product shipments reflecting a slow-down in the air-transport, military and business jet markets, and lower shipments of Aviation’s other products as a customer nears completion of a significant project in the second quarter of 2010. LXE’s net sales in the second quarter of 2010 were $6.6 million higher than in the same period in 2009, an increase of 22%, with higher net sales in the Americas market and to a lesser extent in the International and new OEM markets. The increase in net sales at Global Tracking was primarily a result of the timing of revenue recognized on two long-term emergency management programs and an increase in airtime revenue as a result of a higher number of terminals in use from our asset-tracking product lines.

Product net sales of $73.4 million in the second quarter of 2010 were 3.4% lower than product net sales in the second quarter of 2009. This was primarily due to a lower volume of shipments of our connectivity and Inmarsat high-speed data and antenna products at Aviation, and lower product net sales at D&S, partially offset by an increase in product net sales from a higher number of terminals shipped by LXE, and additional net sales generated from our asset-tracking products at Global Tracking. Service net sales of $15.1 million in the second quarter of 2010 were 28.1% lower than service net sales in the same period in 2009, mainly due to the conclusion of significant work performed on a military communications research project by D&S partially offset by an increase in airtime revenue at Global Tracking generated from our asset-tracking product line acquired during the first quarter of 2009. As a result, product net sales comprised a higher percentage of total net sales in the second quarter of 2010 compared with the second quarter of 2009.
Overall cost of sales as a percentage of consolidated net sales was lower in the second quarter of 2010 compared with the same period of 2009 due to lower cost-of-sales percentages reported by three of our four reportable operating segments and a higher percentage of net sales generated from our LXE and Global Tracking segments, which have lower cost-of-sales percentages than our other two segments. Service cost of sales as a percentage of respective net sales was lower and product cost of sales as a percentage of respective net sales was relatively unchanged in the second quarter of 2010 compared with the same period in 2009. The decrease in the service cost-of-sales percentage was mainly due to a lower proportion of service revenues generated from our D&S segment, which has a higher service cost-of-sales percentage than our other three reportable operating segments.
SG&A expenses as a percentage of consolidated net sales was higher for the second quarter of 2010 compared with the second quarter in 2009. Actual expenses were $0.9 million lower in the second quarter of 2010 compared with the same period in 2009 mainly due to management’s cost reduction efforts, lower severances charges by approximately $0.4 million, and the favorable effect of changes in foreign currency exchange rates on our LXE international operations. These lower costs were partially offset by the additional marketing and selling costs related to the higher sales at LXE and Global Tracking, and the unfavorable effect of changes in foreign currency exchange rates on Aviation’s Canadian operations.
R&D expenses were $0.5 million higher in the second quarter of 2010 than in the comparable period in 2009 mainly due to additional R&D expenses at Aviation, D&S and LXE for the expansion of our technology base, and unfavorable effects of changes in foreign currency exchange rates on our Canadian operations.
Acquisition-related items included charges of $0.3 million in the second quarter of 2010. These costs were primarily for professional fees related to acquired research and development tax credits and an adjustment in the earn-out liability for changes in payments to be made for one of the acquisitions completed in the first quarter of 2009. Acquisition-related charges were $1.6 million in the second quarter of 2009. These costs were primarily related to professional fees for legal, due-diligence, valuation, and integration services for the acquisition of our Formation and Satamatics businesses (see Note 2 to the consolidated financial statements in this Quarterly Report for additional information on these business acquisitions).
The second quarter of 2010 included a $0.2 million foreign exchange net gain related to the conversion of assets and liabilities not denominated in the functional currency and related to changes in the fair value of forward contracts used to hedge against currency exposure.
We recognized income tax expense of $1.1 million in the second quarter of 2010 equal to 22% of earnings before income taxes. The Company’s effective income tax rate is generally less than the amounts computed by applying the U.S. federal income tax rate of 34% due to a portion of earnings being earned in Canada, where the Company’s effective rate is much lower than the rate in the U.S. due to research-related tax benefits. In the three months ended July 3, 2010, the rate was higher than it otherwise would have been since tax benefits for certain loss jurisdictions have not been recognized. In addition, the effective rate in 2010 was higher than 2009 since the earnings in Canada in 2010 are expected to be subject to higher rates due to provincial taxes, and the rate used for U.S. taxable income is higher since certain key provisions of the U.S. tax law, including the research and development credit, have not been extended to be in effect for 2010 as of the end of the second quarter. If these provisions are extended, our effective tax rate will be lower for the remainder of 2010. However, we can make no assurances that these provisions will be extended to be in effect for 2010.

Six Months ended July 3, 2010 and July 4, 2009:
Net sales of $171.4 million in the first six months of 2010 were 9.4% lower than the $189.2 million in the same period in 2009. Lower net sales from our D&S and Aviation segments were partially offset by higher net sales from our LXE and Global Tracking segments. Net sales were lower at D&S mainly due to the conclusion of work performed on a significant military communications research project in the fourth quarter of 2009, and therefore not included in the 2010 results. Net sales were lower at Aviation primarily due to a lower volume of connectivity products and of Inmarsat high-speed data and antenna product shipments reflecting a slow-down in the air-transport, military and business jet markets, and lower shipments of Aviation’s other products as a customer nears completion of a significant project in the second quarter of 2010. LXE’s net sales in the first six months of 2010 were $13.2 million higher than in the same period in 2009, an increase of 24.5%, mainly due to higher net sales in the Americas market. Net sales were also higher, but to a lesser extent, in the International market, and from a new source of revenue from sales made directly to OEMs. The increase in net sales at Global Tracking was primarily a result of additional net sales generated from our asset-tracking product line acquired in February 2009.
Product net sales of $140.9 million in the first six months of 2010 were 2.6% lower than product net sales in the first six months of 2009. This was primarily due to lower net sales from a lower volume of shipments of our connectivity and Inmarsat high-speed data and antenna products at Aviation, and lower product net sales at D&S partially offset by an increase in product net sales from a higher number of terminals shipped by LXE, and additional net sales generated from our asset-tracking products at Global Tracking. Service net sales of $30.5 million in the first six months of 2010 were 31.6% lower than service net sales in the same period in 2009, mainly due to the conclusion of significant work performed on a military communications research project by D&S partially offset by an increase in airtime revenue generated from our asset-tracking product line acquired during the first quarter of 2009. As a result, product net sales comprised a higher percentage of total net sales in the first six months of 2010 compared with the first six months of 2009.
Overall cost of sales as a percentage of consolidated net sales was lower in the first six months of 2010 compared with the same period of 2009 due to lower cost-of-sales percentages reported by three of our four reportable operating segments and a higher percentage of net sales generated from our LXE and Global Tracking segments which have lower cost-of-sales percentages than our other two segments. Service cost of sales as a percentage of its respective net sales was lower and product cost of sales as a percentage of its respective net sales was relatively unchanged in the first six months of 2010 compared with the same period in 2009. The lower service cost-of-sales percentage was mainly due to a lower proportion of service revenues generated from our D&S segment, which has a higher service cost-of-sales percentage than our other three reportable operating segments.
SG&A expenses as a percentage of consolidated net sales increased for the first six months of 2010 compared with the first six months in 2009. Actual expenses were $1.2 million lower in the first six months of 2010 compared with the same period in 2009 mainly due to management’s cost reduction efforts, lower severances charges by approximately $1.0 million, and the favorable effect of changes in foreign currency exchange rates on our LXE international operations. These lower costs were partially offset by the additional costs related to the acquired product lines, and the unfavorable effect of changes in foreign currency exchange rates on Aviation’s Canadian operations.
R&D expenses were $1.5 million higher in the first six months of 2010 than in the comparable period in 2009 mainly due to additional R&D spending by each of our segments for the expansion of our technology base, and unfavorable effects of changes in foreign currency exchange rates on our Canadian operations.
Impairment loss on goodwill related charges was $0.4 million in the first six months of 2010. The charges included in this category represent the costs of engaging outside professionals for valuation and audit services related to the goodwill impairment analysis conducted in the first six months of 2010.

Acquisition-related items included charges of $0.6 million in the first six months of 2010. These costs were primarily for professional fees related to acquired research and development tax credits and an adjustment in the earn-out liability for changes in payments to be made for one of the acquisitions completed in the first quarter of 2009. Acquisition-related charges were $5.5 million in the first six months of 2009. These costs were primarily related to professional fees for legal, due-diligence, valuation, and integration services for the acquisition of our Formation and Satamatics businesses (see Note 2 to the consolidated financial statements in this Quarterly Report for additional information on these business acquisitions).
The first six months of 2010 included a $0.4 million foreign exchange net loss related to changes in the functional currency equivalent of assets and liabilities not denominated in the functional currency and related to changes in the fair value of forward contracts used to hedge against these currency exposures. The first six months of 2009 included a $1.4 million foreign exchange loss related to the funding of the Satamatics acquisition, which was required to be paid in British pounds sterling. The loss resulted from changes in foreign currency exchange rates from the date we funded the transaction to the date the acquisition was completed. Partially offsetting this loss in the first six months of 2009 were net gains from changes in the functional currency equivalent of assets and liabilities not denominated in the functional currency and changes in the fair value of forward contracts.
We recognized income tax expense of $1.5 million in the first six months of 2010 equal to 25% of earnings before income taxes. The Company’s effective income tax rate is generally less than the amounts computed by applying the U.S. federal income tax rate of 34% due to a portion of earnings being earned in Canada, where the Company’s effective rate is much lower than the rate in the U.S. due to research-related tax benefits. In the six months ended July 3, 2010, the rate was higher than it otherwise would have been since tax benefits for certain loss jurisdictions have not been recognized. In addition, the effective rate in 2010 was higher than 2009 since the earnings in Canada in 2010 are expected to be subject to higher rates due to provincial taxes and the rate used for U.S. taxable income is higher since certain key provisions of the U.S. tax law, including the research and development credit, have not been extended to be in effect for 2010 as of the end of the second quarter.

Segment Analysis
Our segment net sales, cost of sales as a percentage of respective segment net sales, segment operating income (loss) and Adjusted EBITDA were as follows (in thousands, except percentages):

					Percentage
	Three Months Ended		Six Months Ended		Increase (Decrease)
	July 3	July 4	July 3	July 4	Three	Six
	2010	2009	2010	2009	Months	Months

Net sales:
Aviation	$25,338	33,408	51,524	67,920	(24.2)%	(24.1)
LXE	36,365	29,807	66,938	53,751	22.0	24.5
Defense & Space	16,758	25,189	33,292	52,097	(33.5)	(36.1)
Global Tracking	10,526	8,534	20,386	15,448	23.3	32.0
Less intercompany sales	(510)	—	(761)	—	[2]	—

Global Tracking external sales	10,016	8,534	19,625	15,448	17.4	27.0

Total	$88,477	96,938	171,379	189,216	(8.7)	(9.4)

Cost of sales percentage:
Aviation	62.7%	62.3	65.0	61.8	0.4	3.2
LXE	59.7	61.1	59.1	63.8	(1.4)	(4.7)
Defense & Space	74.5	80.6	76.0	79.4	(6.1)	(3.4)
Global Tracking	51.1	61.7	51.8	68.1	(10.6)	(16.3)
Total	63.4	66.7	63.9	68.0	(3.3)	(4.1)

Operating income (loss):
Aviation	$1,816	3,799	2,125	8,865	(52.2)	(76.0)
LXE	2,077	214	2,969	(4,847)	870.6	[2]
Defense & Space	1,694	2,301	2,612	5,193	(26.4)	(49.7)
Global Tracking	684	(4)	838	(763)	[2]	[2]
Corporate & Other	(1,097)	(2,955)	(1,445)	(7,035)	[2]	[2]

Total	$5,174	3,355	7,099	1,413	54.2	402.4

Adjusted EBITDA (1)
Aviation	$3,713	6,199	5,872	13,830	(40.1)	(57.5)
LXE	3,076	1,037	4,783	(2,988)	196.6	[2]
Defense & Space	2,616	3,218	4,447	6,981	(18.7)	(36.3)
Global Tracking	1,808	1,598	2,762	1,738	13.1	58.9
Corporate & Other	(84)	(606)	718	(93)	[2]	[2]

Total	$11,129	11,446	18,582	19,468	(2.8)	(4.6)

(1)	Adjusted EBITDA is considered a non-generally accepted accounting principles (“GAAP”) financial measure. See section entitled “Adjusted EBITDA” for an explanation of this measure and a reconciliation to net earnings on page 25.

(2)	The percentage change is not calculable.
Aviation: Net sales decreased by $8.1 million and $16.4 million in the second quarter and first six months of 2010, respectively, as compared with the same periods in 2009. The decrease in net sales was mainly due to a lower volume of shipments of Aviation’s connectivity and Inmarsat products in the second quarter and first six months of 2010. Shipments were lower for Aviation’s air-to-ground in-cabin connectivity products into the air transport market due to delays in customer orders resulting from changes in the airline’s rollout schedule of connectivity, and to a transition to a new buying pattern by our customer to acquire inventory as needed to meet scheduled installations instead of maintaining a stock of inventory of on-hand. Shipments were lower for Aviation’s other products as a customer nears completion of a significant project in the second quarter of 2010. Shipments were lower for Aviation’s other connectivity products due to the completion of a significant project in the second quarter of 2010. Shipments were lower for Aviation’s Inmarsat high-speed-data terminal and antenna products into the air transport, military and business jet markets reflecting a slow-down in those markets in the second quarter and first six months of 2010 as compared with the same periods of 2009. However, shipments of Inmarsat products to the military market were higher in the second quarter of 2010, approximately double, as compared with the first quarter of 2010, indicating a strong demand for Aviation’s products in that market.

Cost of sales as a percentage of net sales was higher for the second quarter and first six months of 2010 as compared with the second quarter and first six months of 2009. The cost-of-sales percentage was higher mainly due to lower production volume over which fixed costs were absorbed, and an unfavorable effect of changes in foreign currency exchange rates that affected our reported international costs in the second quarter and first six months of 2010, partially offset by a more favorable mix of Inmarsat products sold and lower amortization costs of intangible assets than the same periods of 2009.
Operating income decreased by $2.0 million and $6.7 million in the second quarter and first six months of 2010 as compared with the same periods in 2009, primarily as a result of lower net sales, and a higher cost-of-sales percentage in the second quarter and first six months of 2010. In addition, operating income was lower due to the unfavorable effects of foreign currency exchange rates in the first six months of 2010 and approximately $0.5 million of severance charges recorded in the second quarter of 2010. Operating income as a percentage of net sales was 7.2% and 11.4% in the second quarters of 2010 and 2009, respectively, and was 4.1% and 13.1% in the first six months of 2010 and 2009, respectively.
Adjusted EBITDA decreased by $2.5 million and $8.0 million in the second quarter and first six months of 2010 as compared with the same periods in 2009, respectively, due to a decrease in operating income. Adjusted EBITDA also decreased in the first six months of 2010 as compared with the same period of 2009 due to an unfavorable change in foreign currency gains and losses.
LXE: Net sales in the second quarter of 2010 were higher than each of the preceding five quarters, and increased by $5.8 million as compared with the first quarter of 2010, and $6.6 million as compared with the same period in 2009. Net sales were also higher in the first six months of 2010 by $13.2 million as compared with the first six months of 2009. Net sales increased in the Americas market and to a lesser extent in the International market in the second quarter and first six months of 2010, as compared with the same periods in 2009. The increase in net sales in the Americas market resulted primarily from a higher volume of terminals shipped in that market in response to a higher demand for rugged handheld computer products. The increase in net sales in the International market was mainly due to a higher volume of terminals shipped in that market partially offset by the unfavorable effect of changes in foreign currency exchange rates on the reported net sales from LXE’s International market. Sales generated from handheld computer products introduced in the fourth quarter of 2009 to the OEM market gained acceptance in certain service industries in 2010 and represents $1.9 million or 5.4% and $4.4 million or 6.6% of net sales in the second quarter and first six months of 2010, respectively.
Cost of sales as a percentage of net sales was lower in the second quarter and first six months of 2010 as compared with the same periods in 2009 mainly due to management’s efforts to reduce costs, a higher production volume over which fixed costs were absorbed, and a $0.7 million reduction in cost of sales for purchased items previously included in accounts payable that were determined to no longer be liabilities. Additional purchased items included in liabilities are being reviewed and are expected to be resolved in future periods, which could result in further reductions to cost of sales. The effects of these reductions in cost of sales as a percentage of net sales were partially offset by an unfavorable effect of changes in foreign currency exchange rates that affected our reported International net sales in the first six months of 2010. Revenues are generally denominated in the local functional currency but product costs are denominated in the U.S. dollar, which was stronger in the first six months of 2010 compared with the same period in 2009.
LXE generated operating income of $2.0 million and $3.0 million in the second quarter and first six months of 2010 as compared with operating income of $0.2 million in the second quarter of 2009, and an operating loss of $4.8 million in the first six months of 2009. This increase in operating income in 2010 was mainly a result of the margin delivered by the higher net sales. In addition, operating income increased as a result of a more favorable cost-of-sales percentage. These increases in operating income were partially offset by higher R&D expenses reflecting the development of three new products to be released later in 2010. SG&A expenses were $0.6 million higher in the second quarter of 2010, but were lower in the first six months of 2010 by $0.4 million as compared with the same periods of 2009. SG&A expenses were higher in the second quarter of 2010 mainly due to increased commissions and other selling expenses as a result of higher sales. Lower SG&A expenses for the first six months of 2010 were primarily a result of staff reductions to reduce LXE’s cost structure, the favorable effect of changes in foreign currency exchange rates on reported costs, and lower severance charges. Severance charges were lower by approximately by $1.3 million in the first six months of 2010 as compared with the same period in 2009. Operating income as a percentage of net sales was 5.7% and 0.7% in the second quarter of 2010 and 2009, respectively, and was 4.4% and negative 9.0% in the first six months of 2010 and 2009, respectively.

Adjusted EBITDA increased by $2.0 million and $7.8 million in the second quarter and first six months of 2010, respectively, as compared with the second quarter and first six months of 2009, mainly due to an increase in operating income in 2010.
Defense & Space: Net sales decreased by $8.4 million and $18.8 million in the second quarter and first six months of 2010, respectively, as compared with the same period of 2009 mainly due to work performed on military programs that were included in the second quarter and first six months of 2009, including a large military satellite communications research project, but that were completed in 2009 and will not contribute to net sales in future quarters. Order backlog of long-term contracts was $84.8 million at July 3, 2010, a decrease of $4.8 million from December 31, 2009. Order backlog consists of a higher percentage of production contracts than development contracts as of July 3, 2010 as compared with the order backlog as of July 4, 2009.
Cost of sales as a percentage of net sales was lower in the second quarter of 2010 than each of the preceding seven quarters, and was lower in the first six months of 2010 as compared with the first six months of 2009, mainly due to a favorable mix of contracts and production efficiencies gained on certain long-term defense-related projects in the second quarter and first six months of 2010. The cost-of-sales percentage for the second quarter and first six months of 2009 included approximately $0.5 million of severance changes which were not included in the first six months of 2010.
Operating income was lower by $0.6 million and $2.6 million in the second quarter and first six months of 2010, respectively, as compared with the second quarter and first six months of 2009. The lower operating income was mainly due to the decrease in net sales generated in the second quarter and first six months of 2010, and higher R&D expenses, partially offset by lower SG&A expenses. The lower SG&A costs reflect the impact of management’s cost reduction efforts initiated in 2009. Operating income as a percentage of net sales was 10.1% and 9.1% in the second quarter of 2010 and 2009, respectively, and was 7.8% and 10.0% in the first six months of 2010 and 2009, respectively.
Adjusted EBITDA decreased by $0.6 million and $2.5 million in the second quarter and first six months of 2010, respectively, as compared with the second quarter and first six months of 2009, mainly due to a decrease in operating income in 2010.
Global Tracking: Net sales increased by $2.0 million and $4.9 million in the second quarter and first six months of 2010, respectively, as compared with the same periods in 2009. The increase in net sales in the second quarter of 2010 was primarily a result of the completion of two long-term emergency management programs that triggered revenue recognition and an increase in airtime revenue as a result of a higher number of terminals in use from our asset-tracking product lines. The increase in net sales in the first six months of 2010 was mainly due to the net sales generated from our new asset-tracking product lines acquired on February 13, 2009, which contributed $2.9 million of additional net sales in the first six months of 2010, including higher airtime revenue, compared to the same period of 2009. Net sales included a higher concentration of product shipments to the security market in the second quarter and first six months of 2010 as compared with the second quarter and first six months of 2009, reflecting growth in that market.
Cost of sales as a percentage of net sales was lower for the second quarter and first six months of 2010 as compared with the same periods in 2009. The cost-of-sales percentage for the second quarter and first six months of 2010 included a more favorable sales mix, reflecting a growth in airtime revenue which has a lower cost-of-sales percentage than product net sales, and lower amortization costs of intangible assets than the same periods of 2009 mainly due to certain acquired intangible assets that were fully amortized after the second quarter of 2009.

Operating income increased by $0.7 million and $1.6 million in the second quarter and first six months of 2010, respectively, as compared with the same periods in 2009, primarily as a result of higher net sales and a lower cost-of-sales percentage, partially offset by higher SG&A costs. For the second quarter of 2010, these higher SG&A costs were mainly due to additional staff and marketing efforts to support the growth in the asset tracking business, and an increase in selling expenses resulting from the growth in net sales. For the first six months of 2010, these higher costs were primarily a result of the timing of the acquisition of our new product lines in the first quarter of 2009; the costs related to the newly acquired product lines were included in the operating results of our Global Tracking segment for the first six months of 2009 from the date of acquisition, but were included in the full six months of 2010. Operating income as a percentage of net sales was 6.5% and breakeven in the second quarter of 2010 and 2009, respectively and was 4.3% and a negative 4.9% in the first six months of 2010 and 2009, respectively.
Adjusted EBITDA increased by $0.2 million and $1.0 million in the second quarter and first six months of 2010, respectively, as compared with the second quarter and first six months of 2009 mainly due to an increase in operating income in 2010. The increase in Adjusted EBITDA for the first six months of 2010 as compared with the same period of 2009 was partially offset by an unfavorable change in foreign currency gains year over year.

Adjusted EBITDA
In addition to traditional GAAP financial measures, we also measure our performance based on the non-GAAP financial measure of earnings before interest expense, income taxes, depreciation and amortization, and before impairment loss on goodwill related charges, stock-based compensation, acquisition-related items and acquisition-related foreign exchange adjustments (“Adjusted EBITDA”). The following table is a reconciliation of net earnings (which is the most directly comparable GAAP operating performance measure) and earnings (loss) before income taxes by segment to Adjusted EBITDA for the three and six months ended July 3, 2010 and July 4, 2009 (in thousands):

	Aviation	LXE	D&S	GT	Corp & Other	Total
Three Months Ended July 3, 2010
Net earnings						$3,868
Income tax expense						1,109

Earnings (loss) before income taxes	$1,877	2,050	1,694	888	(1,532)	4,977
Interest expense	4	1	—	1	536	542
Depreciation and amortization	1,752	951	865	899	312	4,779
Stock-based compensation	80	74	57	20	254	485
Acquisition-related items	—	—	—	—	346	346

Adjusted EBITDA	$3,713	3,076	2,616	1,808	(84)	$11,129

Six Months Ended July 3, 2010
Net earnings						$4,459
Income tax expense						1,453

Earnings (loss) before income taxes	$1,805	2,833	2,616	934	(2,276)	5,912
Interest expense	4	18	—	1	996	1,019
Depreciation and amortization	3,920	1,789	1,710	1,793	607	9,819
Impairment loss on goodwill related charges	—	—	—	—	384	384
Stock-based compensation	143	143	121	34	444	885
Acquisition-related items	—	—	—	—	563	563

Adjusted EBITDA	$5,872	4,783	4,447	2,762	718	$18,582

Three Months Ended July 4, 2009
Net earnings						$3,186
Income tax benefit						(160)

Earnings (loss) before income taxes	$3,999	(22)	2,301	239	(3,491)	3,026
Interest expense	27	57	—	—	583	667
Depreciation and amortization	2,129	942	849	1,353	280	5,553
Stock-based compensation	44	60	68	6	395	573
Acquisition-related items	—	—	—	—	1,627	1,627

Adjusted EBITDA	$6,199	1,037	3,218	1,598	(606)	$11,446

Six Months Ended July 4, 2009
Net earnings						$218
Income tax benefit						(160)

Earnings (loss) before income taxes	$9,555	(5,160)	5,193	(168)	(9,362)	58
Interest expense	70	142	—	—	1,076	1,288
Depreciation and amortization	4,132	1,908	1,655	1,900	565	10,160
Stock-based compensation	73	122	133	6	736	1,070
Acquisition-related items	—	—	—	—	5,522	5,522
Acquisition-related foreign exchange adjustment	—	—	—	—	1,370	1,370

Adjusted EBITDA	$13,830	(2,988)	6,981	1,738	(93)	$19,468

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
Backlog
Backlog is very important for our D&S segment due to the long delivery cycles for its projects. Many customers of our LXE segment typically require short delivery cycles. As a result, LXE usually converts orders into revenues within a few weeks, and it generally does not build up an order backlog that extends substantially beyond one fiscal quarter except for annual or multi-year maintenance service agreements. Our Aviation and Global Tracking businesses have customer arrangments with both short delivery cycles and delivery cycles that extend beyond the next twelve months. Our segment backlog as of July 3, 2010 and December 31, 2009 was as follows (in millions):

	July 3	December 31
	2010	2009
Aviation	$38.7	49.4
LXE	21.5	22.0
Defense & Space	84.8	89.6
Global Tracking	19.3	17.2

Total	$164.3	178.2

Included in the backlog of firm orders for our D&S segment was approximately $5.1 million and $22.5 million of unfunded orders, mainly for military contracts, as of July 3, 2010, and December 31, 2009, respectively. Of the orders in backlog as of July 3, 2010, the following are expected to be filled in the following twelve months: Aviation — 75%; LXE — 72%; D&S — 56%; and Global Tracking — 68%. LXE’s backlog as of July 3, 2010 was substantially the same as the backlog reported as of December 31, 2009, but was nearly 60% higher than the backlog as of July 4, 2009, mainly due to a shortage of certain component parts from LXE’s suppliers which caused a delay in the fulfillment of LXE’s orders received in the second quarter of 2010. LXE is working closely with suppliers to identify and implement ways to resolve the sourcing issues.
Liquidity and Capital Resources
During the first six months of 2010, net cash and cash equivalents decreased by $2.4 million to $44.8 million as of July 3, 2010. Of the $44.8 million of cash as of July 3, 2010, $41.2 million is held by subsidiaries outside of the U.S. These undistributed earnings are considered to be permanently reinvested and are not available for use in the U.S.
The primary cash flow activities during the period included the following:
•	Operating activities from continuing operations contributed $6.7 million in positive cash flow;
•	We borrowed a net $12.0 million from our revolving credit facility;
•	On April 30, 2010, the arbitrator issued the final award related to claims made by the purchaser of our former EMS Wireless division. We paid the final award of $8.6 million to the purchaser in the second quarter of 2010;
•	We made a payment of $7.2 million for the contingent consideration agreement related to one of the acquisitions completed in 2009; and
•	We invested $4.3 million in property, plant and equipment.
Operating activities from continuing operations contributed $6.7 million in positive cash flows in the first six months of 2010. We reported net earnings for the period of $4.5 million and the level of noncash charges, primarily for depreciation and amortization, exceeded increases in working capital. The growth in our business in the second quarter of 2010 resulted in increases in receivables from customers and inventories. The large sales volume toward the end of the quarter resulted in strong cash collections after the end of the quarter and we were able to reduce our borrowings under our revolving credit facility by $5 million in July.

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
We have a revolving credit facility under an agreement with a syndicate of banks with a $60 million total capacity for borrowing in the U.S. and $15 million total capacity for borrowing in Canada. The agreement also has a provision permitting an increase in the total borrowing capacity of up to an additional $50 million, subject to additional commitments from the current lenders or from new lenders. The existing lenders have no obligation to increase their commitments. The credit facility provides for borrowings through February 28, 2013, with no principal payments required prior to that date. The credit facility is secured by substantially all of our tangible and intangible assets, with certain exceptions for real estate that secures existing mortgages, for other permitted liens, and for certain assets outside the U.S.
As of July 3, 2010, we had $30.5 million of borrowings outstanding, $2.1 million of outstanding letters of credit, and $42.4 million available borrowing capacity under the revolving credit facility. At July 3, 2010, we were in compliance with all the covenants under the credit agreement.
We expect that capital expenditures in 2010 will range from $12 million to $14 million, excluding acquisitions of businesses. These expenditures are being used to purchase equipment that increases or enhances capacity and productivity, and to upgrade the enterprise reporting system of our LXE division.
Management believes that existing cash and cash equivalent balances, cash provided from operations, and borrowings available under our credit facility will provide sufficient liquidity to meet the operating and capital expenditure needs for existing operations during the next twelve months.
Our Board of Directors has authorized a stock repurchase program for up to $20 million of our common shares. As of July 3, 2010, we had repurchased approximately 495,000 of our common shares for approximately $10.1 million. Further repurchases are no longer permitted under the terms of the Company’s credit agreement. There were no repurchases under the program during the six months ended July 3, 2010.

A cash payment of $7.2 million was made in the second quarter of 2010 related to acquisitions completed in 2009 based upon the achievement of performance targets in 2009, and an additional $6.8 million is due December 31, 2010 based on an agreement to settle the 2010 earn-out amount. Refer to Note 2 of the consolidated financial statements for additional information on these acquisitions.
On April 30, 2010, the arbitrator issued the final award related to claims made by the purchaser of our former EMS Wireless division. The final award of $8.6 million was paid by EMS to the purchaser in the second quarter of 2010.
Off-Balance Sheet Arrangements
We have $2.1 million of standby letters of credit outstanding under our revolving credit facility to satisfy performance guarantee requirements under certain customer contracts. While these obligations are not normally called, they could be called by the beneficiaries at any time before the expiration date if we failed to meet certain contractual requirements. After deducting the outstanding letters of credit, at July 3, 2010 we had $29.5 million available for borrowing in the U.S. and $12.9 million available for borrowing in Canada under the revolving credit facility.
During 2009, we completed acquisitions of two entities. Of the total purchase price of these businesses, $4.7 million of cash is in escrow accounts as of July 3, 2010 and is payable to the sellers within specified periods following the respective dates of acquisition, subject to claims we may make against the sellers.
We have an agreement with the purchaser of our former S&T/Montreal division to warrant approximately $3 million in the event of specified in-orbit failures of the Radarsat-2 payload. Based upon the available information, management believes that the outcome for this particular contingency is not probable and cannot be estimated. As a result, we have not incurred any costs to date, and have not recorded a liability as of July 3, 2010, with respect to this contingency.
We also have an agreement with the purchaser of our former S&T/Montreal division to acquire a license for $8 million in payments over a seven-year period, beginning in December 2008, for the rights to a certain satellite territory. We have a corresponding sublicense agreement with the purchaser that granted the territory rights back to the purchaser, under which we are to receive a portion of the satellite service revenues from the specific market territory over the same period. The purchaser had previously guaranteed that the revenues derived under the sublicense would equal or exceed the acquisition cost of the license. As part of the agreement to sell the net assets of S&T/Montreal, we released the purchaser from this guarantee. Without the guarantee, we estimate that our portion of the satellite service revenues will be less than the acquisition cost, and we have accordingly reflected a liability for the net cost in our consolidated balance sheet. As of July 3, 2010, we have made no payments under this license agreement. The satellite service revenues from the specific market territory included under the sublicense agreement are considerably lower than expected. We believe that sufficient efforts are not being made by the purchaser of the former S&T/Montreal division to market this satellite service. The parties are finalizing settlement under these agreements. We believe that the net liability recorded in our consolidated balance sheet is our best estimate of the settlement amount. If a settlement is reached, it is expected to be paid in the following twelve months, and therefore the net liability is recorded as a current liability in our consolidated balance sheet as of July 3, 2010.
Commitments and Contractual Obligations
As of July 3, 2010, our material contractual cash commitments and material other commercial commitments have not changed significantly from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2009, other than an increase in long-term debt excluding capital lease obligations of $11.3 million mainly due to an increase in our net borrowings to fund cash payments for award costs related to claims made by the purchasers of the our former EMS Wireless division of $8.6 million (see Note 13 for additional information), and earnout amounts of $7.2 million paid in the second quarter of 2010. The earnout payment also decreased our obligation of acquisition costs for earn-out provisions by the same amount.

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
Risk Factors and Forward-Looking Statements
The Company has included forward-looking statements in management’s discussion and analysis of financial condition and results of operations. All statements, other than statements of historical fact, included in this report that address activities, events or developments that we expect or anticipate will or may occur in the future, or that necessarily depend upon future events, including such matters as our expectations with respect to future financial performance, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments, and the growth of our businesses and operations, are forward-looking statements. Actual results could differ materially from those suggested in any forward-looking statements as a result of a variety of factors. Such factors include, but are not limited to:
•	economic conditions in the U.S. and abroad and their effect on capital spending in our principal markets;
•	difficulty predicting the timing of receipt of major customer orders, and the effect of customer timing decisions on our results;
•	our successful completion of technological development programs and the effects of technology that may be developed by, and patent rights that may be held or obtained by, competitors;
•	U.S. defense budget pressures on near-term spending priorities;
•	uncertainties inherent in the process of converting contract awards into firm contractual orders in the future;
•	volatility of foreign currency exchange rates relative to the U.S. dollar and their effect on purchasing power by international customers, and on the cost structure of our operations outside the U.S., as well as the potential for realizing foreign exchange gains and losses associated with assets or liabilities denominated in foreign currencies;
•	successful resolution of technical problems, proposed scope changes, or proposed funding changes that may be encountered on contracts;
•	changes in our consolidated effective income tax rate caused by the extent to which actual taxable earnings in the U.S., Canada and other taxing jurisdictions may vary from expected taxable earnings, changes in tax laws, including the provisions of the U.S. tax law that have not been extended for 2010, such as the research and development credit, and the extent to which deferred tax assets are considered realizable;
•	successful transition of products from development stages to an efficient manufacturing environment;
•	changes in the rate at which our products are returned for repair or replacement under warranty;
•	customer response to new products and services, and general conditions in our target markets (such as logistics, and space-based communications), and whether these responses and conditions develop according to our expectations;
•	the increased potential for asset impairment charges as unfavorable economic or financial market conditions, or other developments, might affect the estimated fair value of one or more of our business units;
•	the success of certain of our customers in marketing our line of high-speed commercial airline communications products as a complementary offering with their own lines of avionics products;

•	the continued availability of financing for various mobile and high-speed data communications systems;
•	risk that credit market conditions may limit the ability of some customers to obtain financing and adversely affect their ability to pay, which in turn could have an adverse impact on our business, operating results, and financial condition;
•	development of successful working relationships with local business and government personnel in connection with the distribution and manufacture of products in foreign countries;
•	the demand growth for various mobile and high-speed data communications services;
•	our ability to attract and retain qualified senior management and other personnel, particularly those with key technical skills;
•	our ability to effectively integrate our acquired businesses, products or technologies into our existing businesses and products, and the risk that any such acquired businesses, products or technologies do not perform as expected, are subject to undisclosed or unanticipated liabilities, or are otherwise dilutive to our earnings;
•	the potential effects, on cash and results of discontinued operations, of final resolution of potential liabilities under warranties and representations that we made, and obligations assumed by purchasers, in connection with our dispositions of discontinued operations;
•	the availability, capabilities and performance of suppliers of basic materials, electronic components and sophisticated subsystems on which we must rely in order to perform according to contract requirements, or to introduce new products on the desired schedule;
•	uncertainties associated with U.S. export controls and the export license process, which restrict our ability to hold technical discussions with customers, suppliers and internal engineering resources and can reduce our ability to obtain sales from customers outside the U.S. or to perform contracts with the desired level of efficiency or profitability; and
•	our ability to maintain compliance with the requirements of the Federal Aviation Administration and the Federal Communications Commission, and with other government regulations affecting our products and their production, service and functioning.
Further information concerning relevant factors and risks are identified under the caption “Risk Factors” in Part II Item 1A. of this Quarterly Report on Form 10-Q, and in our Annual Report on Form 10-K for the year ended December 31, 2009.
Effect of New Accounting Pronouncements
— Recently Issued Pronouncements Not Yet Adopted
In October 2009 the FASB issued two accounting standards updates that could result in revenue being recognized earlier in certain revenue arrangements with multiple deliverables. Both updates will become effective for the Company in the first quarter of 2011. Early adoption is permitted. If the Company adopts this standard in a period other than the beginning of its fiscal year, the Company will be required to apply this standard retrospectively to beginning of its fiscal year, and disclose certain financial information as revised for all interim periods previously reported in the fiscal year adopted. The Company is evaluating when to adopt the updates and the effect the adoption will have on its consolidated financial statements.
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
In April 2010, the FASB issued ASU 2010-17, Milestone Method of Revenue Recognition, which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development arrangements in which one or more payments are contingent upon achieving uncertain future events or circumstances. This update is effective for us in the first quarter of 2011. Early adoption is permitted. If we adopt this standard in a period other than the beginning of its fiscal year, we will be required to apply this standard retrospectively to beginning of its fiscal year, and disclose certain financial information as revised for all interim periods previously reported in the fiscal year adopted. We are evaluating when to adopt the updates and the effect, if any, the adoption will have on its consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
As of July 3, 2010, we had the following market-risk sensitive instruments (in thousands):

Government-obligations money market funds, other money market instruments, and interest-bearing time deposits, with maturity dates of less than 3 months interest payable monthly at variable rates (a weighted-average rate of 0.45% at July 3, 2010)	$20,987

Revolving credit facility with U.S. and Canadian banks, maturing in February 2013, interest payable quarterly at a variable rate (4.0% at July 3, 2010)	$30,500
A 100 basis-point change in the interest rates of our market-risk sensitive instruments would have changed interest income by approximately $51,000 for the second quarter of 2010 based upon their respective average outstanding balances.
Our revolving credit agreement includes variable interest rates based on the lead bank’s prime rate or the then-published LIBOR for the applicable borrowing period. As of July 3, 2010, we had approximately $30.5 million of borrowings outstanding in the U.S., and no borrowings outstanding in Canada under our revolving credit agreement. A 100 basis-point change in the interest rate on our revolving credit facility would have changed interest expense by approximately $60,000 for the second quarter of 2010 based upon the average outstanding borrowings under these obligations.
At July 3, 2010, we also had intercompany accounts that eliminate in consolidation but that are considered market-risk sensitive instruments because they are denominated in a currency other than the local functional currency. These include short-term amounts due to the parent (payable by international subsidiaries arising from purchase of the parent’s products for sale), intercompany sales of products from foreign subsidiaries to a U.S. subsidiary, and cash advances to foreign subsidiaries as follows:

	Exchange Rate	USD
	(USD per unit of	in thousands
	local currency)	(reporting currency)

Australia	0.8427 /AUD	$2,565
Canada	0.9413 /CAD	1,517
Sweden	0.1310 /SEK	1,027
Belgium	1.2550 /EUR	642
United Kingdon	1.5197 /GBP	262
Netherlands	1.2550 /EUR	193
Italy	1.2550 /EUR	171
France	1.2550 /EUR	149
Germany	1.2550 /EUR	125

Total amount subject to foreign currency risk		$6,651

We had accounts receivable and accounts payable balances denominated in currencies other than the functional currency of the local entity at July 3, 2010 as follows:

		Exchange Rate
		Functional
		Currency per	USD
Currency	Functional	Denominated	Equivalent
Denomination	Currency	Currency	(in thousands)
Accounts Receivable
USD	CAD	1.0624	$15,747
USD	EUR	0.7968	1,161
USD	GBP	0.6580	243
Other currencies			407

			$17,558

Accounts Payable
USD	CAD	1.0624	$1,228
GBP	USD	1.5197	184
EUR	GBP	0.8286	182
Other currencies			192

			$1,786

We also had cash accounts denominated in currencies other than the functional currency of the local entity at July 3, 2010 as follows:

		Exchange Rate
		Functional
		Currency per	USD
Currency	Functional	Denominated	Equivalent
Denomination	Currency	Currency	(in thousands)
USD	CAD	1.0624	$3,312
GBP	CAD	1.6163	1,561
GBP	USD	1.5197	1,289
EUR	CAD	1.3392	222
AUD	CAD	0.8980	180
Other currencies			487

			$7,051

We enter into foreign currency forward contracts in order to mitigate the risks associated with currency fluctuations on future fair values of foreign denominated assets and liabilities. At July 3, 2010, we had forward contracts as follows (in thousands, except average contract rate):

			Average	Fair
	Notional		Contract	Value
	Amount		Rate	(USD)
Foreign currency forward contracts:
U.S. dollars (sell for Canadian dollars)	12,700	USD	1.0210	$(534)
Australian dollars (sell for Canadian dollars)	350	AUD	0.9074	(4)
British pounds (sell for U.S. dollars)	150	GBP	1.4770	(6)
Euros (sell for U.S. dollars)	950	EUR	1.2406	(14)

				$(558)

Item 4.	Controls and Procedures
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
The CEO and CFO have evaluated the Company’s disclosure controls and procedures as of the end of the period covered in this report. Based upon this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of July 3, 2010 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to the Company’s management including its CEO and CFO as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
During the second quarter of 2010, there were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a — 15(f) under the Exchange Act).

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the Company’s purchases of its common shares for the three months ended July 3, 2010:
ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum Number
			(c) Total Number	(or Approximate
			of Shares	Dollar Value) of
			Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased
	(a) Total Number	(b) Average	Announced	Under the Plans or
	of Shares	Price Paid	Plans or	Programs (3)
Period	Purchased (1)	Per Share	Program (2)	(in millions)
Period 4 2010 (April 4 to May 1)	—	—	—
Period 5 2010 (May 2 to May 29)	2,386	$15.94	—
Period 6 2010 (May 30 to July 3)	—	—	—

Total	2,386	$15.94	—	$—

(1)	The category includes 2,386 shares delivered to us by employees to pay withholding taxes due upon vesting of restricted share awards.

(2)	During the period covered by this Quarterly Report on Form 10-Q, no shares were repurchased under the Company’s $20 million repurchase program (the Program) which was initially announced on July 30, 2008. Further repurchases are no longer permitted under the terms of the Company’s credit agreement.

(3)	This balance represents the value of shares that could be repurchased under the Program as of July 3, 2010.

Item 6.	Exhibits
The following exhibits are filed as part of this report:

3.1
Second Amended and Restated Articles of Incorporation of EMS Technologies, Inc., effective March 22, 1999 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended July 4, 2009).

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

EMS TECHNOLOGIES, INC.

By:	/s/ Neilson A. Mackay Neilson A. Mackay President, and Chief Executive Officer (Principal Executive Officer)	Date: August 11, 2010

By:	/s/ Gary B. Shell Gary B. Shell Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	Date: August 11, 2010
AVAILABLE INFORMATION
EMS Technologies, Inc. makes available free of charge, on or through its website at www.ems-t.com, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Information contained on the Company’s website is not part of this report.