Form 10-Q
period 2010-10-02
EMS TECHNOLOGIES INC
filed 2010-11-09
CIK 32198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on November 5, 2010:

Class	Number of Shares
Common Stock, $0.10 par value	15,310,524

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
EMS Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 2	October 3	October 2	October 3
	2010	2009	2010	2009

Product net sales	$69,913	65,766	209,896	210,464
Service net sales	15,810	19,965	47,206	64,483

Net sales	85,723	85,731	257,102	274,947

Product cost of sales	47,098	46,892	140,664	141,014
Service cost of sales	7,463	10,843	23,299	45,391

Cost of sales	54,561	57,735	163,963	186,405
Selling, general and administrative expenses	21,996	20,496	65,797	65,468
Research and development expenses	4,898	5,149	15,028	13,788
Impairment loss on goodwill related charges	—	—	384	—
Acquisition-related items	—	(215)	563	5,307

Operating income	4,268	2,566	11,367	3,979
Interest income	60	14	341	179
Interest expense	(467)	(549)	(1,486)	(1,837)
Foreign exchange gain (loss), net	18	(154)	(431)	(386)

Earnings from continuing operations before income taxes	3,879	1,877	9,791	1,935
Income tax (expense) benefit	(408)	4,112	(1,861)	4,272

Earnings from continuing operations	3,471	5,989	7,930	6,207
Discontinued operations:
Loss from discontinued operations before income taxes	—	(1,143)	—	(1,143)
Income tax benefit	—	434	—	434

Loss from discontinued operations	—	(709)	—	(709)

Net earnings	$3,471	5,280	7,930	5,498

Net earnings (loss) per share:
Basic:
From continuing operations	$0.23	0.39	0.52	0.41
From discontinued operations	—	(0.05)	—	(0.05)

Net earnings	$0.23	0.34	0.52	0.36

Diluted:
From continuing operations	$0.23	0.39	0.52	0.41
From discontinued operations	—	(0.05)	—	(0.05)

Net earnings	$0.23	0.34	0.52	0.36

Weighted-average number of common shares outstanding:
Basic	15,197	15,175	15,189	15,161
Diluted	15,251	15,258	15,229	15,250
See accompanying notes to interim unaudited consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands)

	October 2	December 31
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$49,671	47,174
Trade accounts receivable, net of allowance for doubtful accounts of $1,456 in 2010 and $1,208 in 2009	65,264	60,959
Costs and estimated earnings in excess of billings on long-term contracts	17,418	25,290
Inventories	48,779	40,655
Deferred income taxes	4,426	4,306
Other current assets	10,122	19,117

Total current assets	195,680	197,501

Property, plant and equipment:
Land	1,150	1,150
Buildings and leasehold improvements	18,879	18,792
Machinery and equipment	115,097	107,712
Furniture and fixtures	10,750	10,542

Total property, plant and equipment	145,876	138,196
Less accumulated depreciation	97,785	90,256

Net property, plant and equipment	48,091	47,940
Deferred income taxes	9,436	9,421
Goodwill	60,476	60,336
Other intangible assets, net of accumulated amortization of $25,399 in 2010 and $18,817 in 2009	43,504	49,256
Costs and estimated earnings in excess of billings on long-term contracts	15,156	7,771
Other assets	1,535	1,920

Total assets	$373,878	374,145

See accompanying notes to interim unaudited consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited), continued
(in thousands, except share data)

	October 2	December 31
	2010	2009
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$1,477	1,398
Accounts payable	28,468	27,333
Billings in excess of contract costs and estimated earnings on long-term contracts	12,204	9,380
Accrued compensation and related costs	15,500	13,946
Deferred revenue	10,333	9,805
Contingent consideration arrangement liability	6,833	13,729
Other current liabilities	10,546	23,763

Total current liabilities	85,361	99,354

Long-term debt, excluding current installments	28,234	26,352
Deferred income taxes	4,933	5,757
Other liabilities	7,261	5,591

Total liabilities	125,789	137,054

Shareholders’ equity:
Preferred stock of $1.00 par value per share; Authorized 10,000 shares; none issued	—	—
Common stock of $0.10 par value per share; Authorized 75,000 shares; issued and outstanding 15,311 in 2010 and 15,249 in 2009	1,531	1,525
Additional paid-in capital	137,487	136,112
Accumulated other comprehensive income — foreign currency translation adjustment	7,753	6,066
Retained earnings	101,318	93,388

Total shareholders’ equity	248,089	237,091

Commitments and contingencies

Total liabilities and shareholders’ equity	$373,878	374,145

See accompanying notes to interim unaudited consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended
	October 2	October 3
	2010	2009
Cash flows from operating activities:
Net earnings	$7,930	5,498
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	14,434	15,050
Deferred income taxes	(959)	(2,865)
Loss on sale of assets	—	68
Loss from discontinued operations	—	709
Stock-based compensation expense	1,425	1,662
Change in fair value of contingent consideration liability	304	1,510
Payment for acquisition of business under contingent consideration arrangement	(1,248)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(4,243)	12,624
Costs and estimated earnings in excess of billings on long-term contracts	1,003	2,625
Billings in excess of costs and estimated earnings on long-term contracts	2,747	976
Inventories	(7,808)	2,467
Accounts payable	(254)	(1,479)
Income taxes	555	(541)
Accrued compensation and retirement costs	1,453	(2,433)
Deferred revenue	2,556	151
Other	3,844	(3,062)

Net cash provided by operating activities in continuing operations	21,739	32,960
Net cash used in operating activities in discontinued operations	(8,824)	(484)

Net cash provided by operating activities	12,915	32,476

Cash flows from investing activities:
Purchases of property, plant and equipment	(7,091)	(10,689)
Payments for acquisitions of businesses, net of cash acquired	—	(87,264)
Proceeds from sales of assets	222	58

Net cash used in investing activities	(6,869)	(97,895)

Cash flows from financing activities:
Net borrowings under revolving credit facility	3,000	18,500
Repayment of other debt	(1,037)	(961)
Deferred financing costs paid	(28)	(251)
Payment for acquisition of business under contingent consideration arrangement	(5,952)	—
Payments for repurchase and retirement of common shares	(61)	(125)
Proceeds from exercises of stock options	15	620

Net cash (used in) provided by financing activities	(4,063)	17,783

Effect of changes in exchange rates on cash and cash equivalents	514	1,343

Net change in cash and cash equivalents	2,497	(46,293)
Cash and cash equivalents at beginning of period	47,174	86,979

Cash and cash equivalents at end of period	$49,671	40,686

See accompanying notes to interim unaudited consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
October 2, 2010 and October 3, 2009
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
— Recently Adopted Pronouncements
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

ASU 2009-13, Revenue Recognition — Multiple-Deliverable Revenue Arrangements, amends the accounting for revenue arrangements with multiple deliverables. Among other things, ASU 2009-13:
•	Eliminates the requirement for objective evidence of fair value of an undelivered item for treatment of the delivered item as a separate unit of accounting;
•	Requires use of the relative selling price method for allocating total consideration to elements of the arrangement instead of the relative-fair-value method or the residual method;
•	Allows the use of an estimated selling price for any element within the arrangement to allocate consideration to individual elements when vendor-specific objective evidence or other third-party evidence of selling price do not exist; and
•	Expands the required disclosures.
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
In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires a greater level of disaggregation in disclosures relating to the credit quality of financing receivables and the allowance for doubtful accounts, and also requires enhanced disclosures around nonaccrual and past due financing receivables, impaired loans and loan modifications. The provisions of this ASU are effective for the Company for the annual reporting period ending December 31, 2010. Except for the expanded disclosure requirements, the adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.
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

The aggregate cash purchase price for these two entities was approximately $90.7 million. In addition, one of the purchase agreements included a contingent consideration arrangement of up to $15 million. The final payment amount under the contingent consideration arrangement has been determined to be $14.0 million, of which $7.2 million was paid in the second quarter of 2010. The remaining $6.8 million is due December 31, 2010. Of the $7.2 million paid in the second quarter of 2010, $6.0 million is reflected in the financing activities section of the consolidated statement of cash flows since that amount was included in the estimated fair value of the contingent consideration liability as of the acquisition date. The remaining $1.2 million, which is reflected as an acquisition-related charge in the consolidated statement of operations since the acquisition date, is reflected as an operating activity in the consolidated statement of cash flows. In the third quarter 2010, $4.8 million of cash that had been previously distributed into an escrow account for the purchase of these two businesses was released to the sellers.
For the acquired companies, the results for the three and nine months ended October 2, 2010 included net sales of $9.9 million and $36.0 million, respectively, and a loss before income taxes from continuing operations of $2.2 million and $2.6 million, respectively. The results for the three and nine months ended October 3, 2009 included net sales of $13.3 million and $44.9 million, and a loss before income taxes from continuing operations of $1.6 million and $0.5 million respectively. During the nine months ended October 3, 2009, the Company recognized net acquisition-related charges of $5.3 million. These net charges were principally a result of the adoption of SFAS No. 141(R), including transaction costs, accretion of the contingent consideration arrangement liability, and a net charge related to an increase in the contingent consideration liability. The Company recognized a credit of $0.2 million in acquisition-related items in the three months ended October 3, 2009, mainly due to a decrease in the estimated fair value of the contingent consideration liability, reflecting a change in the expected probability of paying the projected amounts, net of accretion. The nine months ended October 3, 2009 also included a $1.4 million foreign exchange loss related to the funding of one of the acquisitions, which was required to be paid in British pounds sterling. The loss resulted from changes in foreign currency exchange rates from the date the Company funded the transaction to the date the acquisition was completed.
3. Goodwill and Other Intangible Assets
The following table presents the changes in the carrying amount of goodwill by reportable operating segment during the nine months ended October 2, 2010 (in thousands):

		Global
	Aviation	Tracking	LXE	Total
Balance as of December 31, 2009	$35,108	23,429	1,799	60,336

Foreign currency translation adjustment	—	—	140	140

Balance as of October 2, 2010	$35,108	23,429	1,939	60,476

The Company had $20.2 million of accumulated impairment losses recorded on LXE’s goodwill as of October 2, 2010.
The following table presents the gross carrying amounts and accumulated amortization, in total and by major intangible asset class, for the Company’s intangible assets subject to amortization as of October 2, 2010 and December 31, 2009 (in thousands):

	As of October 2, 2010
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Developed technology	$41,039	17,514	23,525
Customer relationships	19,167	4,224	14,943
Trade names and trademarks	6,269	1,744	4,525
Other	2,428	1,917	511

	$68,903	25,399	43,504

	As of December 31, 2009
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Developed technology	$40,385	13,460	26,925
Customer relationships	19,052	2,493	16,559
Trade names and trademarks	6,208	1,052	5,156
Other	2,428	1,812	616

	$68,073	18,817	49,256

Amortization expense related to these intangible assets for the three months and nine months ended October 2, 2010 was $2.0 million and $6.1 million, respectively, and for the three months and nine months ended October 3, 2009 was $2.1 million and $7.3 million, respectively. Expected amortization expense for the remainder of 2010 and for each of the five succeeding years is as follows: 2010 — $1.9 million, 2011 — $7.7 million, 2012 — $7.9 million, 2013 — $7.3 million, 2014 - $3.8 million and 2015 — $3.6 million.
As of October 2, 2010, we had approximately $60.5 million of goodwill and $43.5 million of other intangible assets on our consolidated balance sheet, collectively representing approximately 28% of our total assets. We test goodwill for impairment on an annual basis in the fourth quarter of the year. We are also required to test goodwill and other long-lived assets on an interim basis if an event occurs or circumstances change which indicate that an asset might be impaired. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in our share price and market capitalization, a decline in expected future cash flows for one or more of our business units (including our recently acquired businesses), a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower-than-expected growth rates, among others. If we are required to recognize an impairment loss related to goodwill or long-lived assets, the related charge, although a noncash charge, could materially reduce reported earnings or result in a loss for the period in which the impairment loss is recognized.
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

The Company uses derivative financial instruments, primarily in the form of foreign currency forward contracts, in order to mitigate the risks associated with currency fluctuations on future fair values of foreign denominated assets and liabilities. The fair values of foreign currency contracts of $336,000 net asset at October 2, 2010 and $39,000 net asset at December 31, 2009 are based on quoted market prices for similar instruments using the income approach (a level 2 input per the provisions of ASC Topic 820) and are recorded in other current assets and other current liabilities, respectively, in the consolidated balance sheets. Gains and losses related to these forward contracts are included in foreign exchange gain (loss), net, in the consolidated statements of operations.
The Company has two fixed-rate mortgages and has borrowings under its revolving credit facility. One mortgage has an 8.0% interest rate and a carrying amount as of October 2, 2010 and December 31, 2009 of $5.8 million and $6.4 million, respectively. The other mortgage has a 7.1% interest rate and a carrying amount as of October 2, 2010 and December 31, 2009 of $2.4 million and $2.9 million, respectively. The Company’s outstanding borrowings under its revolving credit facility were $21.5 million and $18.5 million as of October 2, 2010 and December 31, 2009, respectively. The estimated fair value of the Company’s total debt was $29.4 million at October 2, 2010 and is based on quoted market prices for similar instruments (a level 2 input).
Management believes that these assets and liabilities can be liquidated without restriction.
5. Interim Segment Disclosures
The Company is organized into four reportable operating segments: Aviation, LXE, Defense & Space and Global Tracking. The Company determines operating segments in accordance with the Company’s internal management structure, which is organized based on products and services that share distinct operating characteristics. Each segment is separately managed and is evaluated primarily upon operating income and earnings before interest, taxes, depreciation and amortization (“EBITDA”).
The Aviation segment designs and develops satellite-based communications solutions through a broad array of terminals and antennas for the aeronautical market that enable end-users in aircraft and other mobile platforms to communicate over satellite and air-to-ground links. This segment also designs equipment to process data on board aircraft, including rugged data storage, cabin-wireless connectivity, and air-to-ground connectivity equipment.
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
The Defense & Space segment manufactures custom-designed, highly engineered subsystems for defense electronics and satellite applications. These applications include products from military communications, radar, surveillance and countermeasures to high-definition television, satellite radio, and live TV for commercial airlines. Orders typically involve development and production schedules that can extend a year or more.
The Global Tracking segment provides satellite-based machine-to-machine mobile communications equipment and services to track, monitor and control remote assets, regardless of whether they are fixed, semi-fixed or mobile. Additionally, Global Tracking provides equipment for the Cospas-Sarsat search-and-rescue system and incident-management solutions for rescue coordination worldwide.
Prior to 2010, the Company operated under three reportable operating segments: Communications & Tracking, D&S and LXE. The Aviation and Global Tracking segments were previously included in our Communications & Tracking segment. The Company’s historical financial data has been recast in this Quarterly Report on Form 10-Q to conform to its 2010 segment presentation.

Following is a summary of the Company’s interim segment data (in thousands):

	Three Months Ended		Nine Months Ended
	October 2	October 3	October 2	October 3
	2010	2009	2010	2009
Net sales:
Aviation	$24,161	25,669	$75,685	93,589
LXE	35,613	26,237	102,551	79,988
Defense & Space	16,784	23,056	50,076	75,153
Global Tracking	9,399	10,769	29,785	26,217
Less intercompany sales	(234)	—	(995)	—

Global Tracking external sales	9,165	10,769	28,790	26,217

Total	$85,723	85,731	$257,102	274,947

Operating income (loss):
Aviation	$1,479	(451)	$3,604	8,415
LXE	2,096	(1,348)	5,065	(6,195)
Defense & Space	1,655	2,140	4,267	7,333
Global Tracking	68	883	906	119
Corporate & Other	(1,030)	1,342	(2,475)	(5,693)

Total	$4,268	2,566	$11,367	3,979

Earnings (loss) from continuing operations before income taxes:
Aviation	$1,382	(479)	$3,187	9,077
LXE	2,434	(1,213)	5,267	(6,373)
Defense & Space	1,660	2,218	4,276	7,411
Global Tracking	(80)	647	855	478
Corporate & Other	(1,517)	704	(3,794)	(8,658)

Total	$3,879	1,877	$9,791	1,935

The results before income taxes for Corporate & Other for the first nine months of 2009 includes $5.3 million of acquisition-related charges, (which includes a $1.4 million foreign exchange loss related to the funding of the Satamatics acquisition) and other expenses that are not allocated to operating segments in the financial data reviewed by the chief operating decision maker.

	October 2	December 31
	2010	2009
Assets:
Aviation	$146,994	144,483
LXE	80,101	71,632
Defense & Space	47,725	53,883
Global Tracking	79,551	75,922
Corporate & Other	19,507	28,225

Total	$373,878	374,145

Concentration of net assets by geographic region:
United States	$69,166	72,826
Canada	67,577	62,239
Europe	103,223	97,216
Other	8,123	4,810

Total	$248,089	237,091

Sales to no individual customer exceeded 10% of our net sales during the three and nine months ended October 2, 2010, or October 3, 2009.
6. Earnings Per Share
Following is a reconciliation of the denominators for basic and diluted earnings per share calculations (in thousands):

	Three Months Ended		Nine Months Ended
	October 2	October 3	October 2	October 3
	2010	2009	2010	2009
Basic weighted-average number of common shares outstanding	15,197	15,175	15,189	15,161
Dilutive potential shares using the treasury share method	54	83	40	89

Diluted weighted-average number of common shares outstanding	15,251	15,258	15,229	15,250

Shares that were not included in computation of diluted earnings per share that could potentially dilute future basic earnings per share because their effect on the periods were antidilutive	1,005	526	1,031	557

7. Comprehensive Income
Following is a summary of comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	October 2	October 3	October 2	October 3
	2010	2009	2010	2009

Net earnings	$3,471	5,280	7,930	5,498
Other comprehensive income:
Foreign currency translation adjustment	4,932	5,922	1,687	8,818

	$8,403	11,202	9,617	14,316

8. Inventories
Inventories as of October 2, 2010 and December 31, 2009 include the following (in thousands):

	October 2	December 31
	2010	2009

Parts and materials	$29,493	25,221
Work-in-process	6,406	5,142
Finished goods	12,880	10,292

	$48,779	40,655

Costs included in inventories related to long-term programs or contracts are primarily for materials and work performed on programs that are awaiting funding, or on contracts not yet finalized. Such costs were $2.1 million at October 2, 2010, and $1.1 million at December 31, 2009.
9. Revolving Credit Facility
As of October 2, 2010, the Company had $21.5 million of borrowings outstanding under its revolving credit facility.
The Company has $2.1 million of standby letters of credit to satisfy performance guarantee requirements under certain customer contracts. While these obligations are not normally called, they could be called by the beneficiaries at any time before the expiration date should the Company fail to meet certain contractual requirements. After deducting outstanding letters of credit, at October 2, 2010 the Company had $38.5 million available for borrowing in the U.S. and $12.9 million available for borrowing in Canada under the revolving credit agreement.
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

The warranty liability is periodically reviewed for adequacy and adjusted as necessary. Following is a summary of the activity for the periods presented related to the Company’s liability for limited warranties (in thousands):

	Three Months Ended		Nine Months Ended
	October 2	October 3	October 2	October 3
	2010	2009	2010	2009
Balance at beginning of the period	$4,524	3,796	4,085	2,789
Additions at dates of acquisition for businesses acquired during period	—	—	—	516
Accruals for warranties issued during the period	831	734	2,887	2,987
Settlements made during the period	(679)	(694)	(2,296)	(2,456)

Balance at end of period	$4,676	3,836	4,676	3,836

11. Stock-Based Compensation
The Company has granted nonvested restricted stock and nonqualified stock options to key employees and directors under several stock award plans. The Company granted stock awards with an aggregate fair value of approximately $2.6 million during the first nine months of 2010, and $2.5 million during the first nine months of 2009. The Company recognized expense in the third quarter and first nine months of $0.5 million and $1.4 million in 2010, and $0.6 million and $1.7 million in 2009, respectively, before income tax benefits for all the Company’s stock plans.
12. Income Taxes
The Company’s effective income tax rate is generally less than the amounts computed by applying the U.S. federal income tax rate of 34% due to a portion of earnings being earned in Canada, where the Company’s effective rate is much lower than the rate in the U.S. due to research-related tax benefits. In the three and nine months ended October 2, 2010, the rate was impacted by tax benefits for certain loss jurisdictions that have not been recognized. In the three and nine months ended October 3, 2009, the Company recognized a benefit of $1.9 million for its prior-year research and development credits in the U.S. after completion of an Internal Revenue Service examination. Furthermore, a benefit of $2.2 million and $2.4 million was recognized in the third quarter and first nine months of 2009, respectively, related to the year-to-date loss before income taxes in certain jurisdictions since a loss had been projected for the full year in those jurisdictions. Of this benefit, $0.4 million was allocated to discontinued operations.
The Company is under audit in Canada at the federal level for the years 2008 and 2009. The Company expects the audits to be completed in the next twelve months. Any related unrecognized tax benefits could be adjusted based on the results of the audits. The Company cannot estimate the range of the change that is reasonably possible at this time.
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

In conjunction with the sale of S&T/Montreal in 2005, an existing contractual requirement for the Company to post approximately $3 million to secure in-orbit incentive performance of the Radarsat-2 payload was eliminated, but the Company continues to warrant that amount in the event of specified in-orbit payload failures. Based upon the available information, management believes that the outcome for this particular contingency is not probable and cannot be estimated. As a result, the Company has not incurred any costs to date, and has not recorded a liability as of October 2, 2010, with respect to this contingency. The Company incurred no additional costs related to this disposition through the third quarter of 2010.
The Company has an agreement with the purchaser of the former S&T/Montreal division to acquire a license for $8 million in payments over a seven-year period, beginning in December 2008, for the rights to a certain satellite territory. The Company and the purchaser have a corresponding sublicense agreement that granted the territory rights back to the purchaser, under which the Company is to receive a portion of the satellite service revenues from the specific market territory over the same period. The purchaser had previously guaranteed that the revenues derived under the sublicense would equal or exceed the acquisition cost of the license. As part of the agreement to sell the net assets of S&T/Montreal, the Company released the purchaser from this guarantee. Without the guarantee, the Company estimates that its portion of the satellite service revenues will be less than the acquisition cost, and the Company has accordingly reflected a liability for the net cost in its consolidated balance sheet. As of October 2, 2010, no payments have been made by the Company under this license agreement. The satellite service revenues from the specific market territory included under the sublicense agreement are considerably lower than expected. The Company believes that sufficient efforts are not being made by the purchaser of the former S&T/Montreal division to market this satellite service. The parties are finalizing a settlement under these agreements. The Company believes that the net liability recorded in its consolidated balance sheet is its best estimate of the settlement amount. If a settlement is reached, it is expected to be paid in the following twelve months, and therefore the net liability is recorded as a current liability in the Company’s consolidated balance sheet as of October 2, 2010.
14. Repurchases of Common Shares
On July 29, 2008, the Company’s Board of Directors authorized a stock repurchase program for up to $20 million of the Company’s common shares. As of October 2, 2010, the Company had repurchased 495,000 common shares for approximately $10.1 million. Further repurchases are no longer permitted under the terms of the Company’s principal credit agreements. There were no repurchases of common shares under this program during the nine months ended October 2, 2010.
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
We are a leading provider of wireless connectivity solutions over satellite and terrestrial networks. We keep people and systems connected, wherever they are — on land, at sea, in the air or in space. Serving the aeronautical, asset-tracking, defense, and mobile computing industries, our products and services enable universal mobility, visibility and intelligence. Our operations include the following four reportable operating segments:
•	Aviation — Designs and develops satellite-based communications solutions through a broad array of terminals and antennas for the aeronautical market that enable end-users in aircraft and other mobile platforms to communicate over Inmarsat and Iridium satellites and air-to-ground links. This segment also designs and builds aircraft cabin equipment to process data on board aircraft, including rugged data storage, cabin-wireless connectivity, and air-to-ground connectivity equipment;
•	LXE — Provides rugged mobile terminals and wireless data networks used for logistics applications such as distribution centers, warehouses and container ports. LXE operates mainly in three markets: the Americas market, which is comprised of North, South and Central America; the International market, which is comprised of all other geographic areas, with the highest concentration in Europe; along with direct sales to original equipment manufacturers (“OEM”);
•	Defense & Space (“D&S”) — Supplies highly engineered subsystems for defense electronics and satellite applications from military communications, radar, surveillance and countermeasures to high-definition television, satellite radio, and live TV for commercial airlines; and
•	Global Tracking — Provides satellite-based machine-to-machine mobile communications equipment and services to track, monitor and control remote assets, regardless of whether they are fixed, semi-fixed or mobile. Additionally, Global Tracking provides equipment for the Cospas-Sarsat search-and-rescue system and incident-management solutions for rescue coordination worldwide.
Following is a summary of significant factors affecting or related to our results of operations for the three months and nine months ended October 2, 2010:
•	Consolidated net sales from continuing operations were $85.7 million and $257.1 million in third quarter and first nine months of 2010, reflecting another quarter of strong sales, though down by 7% compared with the first nine months of 2009. Net sales in 2010 reflect a recovery in our logistics business and the additional net sales from the acquisitions made in 2008 and 2009.
•	Operating profits were contributed by each of the four operating segments in the third quarter and the first nine months of 2010, respectively. In total, operating profits improved by $1.7 million and $7.4 million from the third quarter and first nine months of 2009, respectively, mainly from the higher volume of logistics products shipped, the lower cost-of-sales percentages reported by our operating segments, and lower acquisition-related charges and amortization expense in 2010. For the first nine months of 2010, acquisition-related charges were lower by $4.7 million and amortization expense was lower by $1.2 million compared with the same period of 2009.
•	As certain of our markets continue to be impacted by the economy, they may face continuing pressures and risks. We expect that we will continue to be faced with these economic pressures at least through the middle of 2011. These and other factors could cause a decline in expected future cash flows for one or more of our business units (including our recently acquired businesses), and as a result it is reasonably possible that we may be required to recognize an impairment loss related to goodwill or other long-lived assets in the future.

Results of Operations
The following table sets forth items from the consolidated statements of operations as reported and as a percentage of net sales (or product net sales and service net sales for product cost of sales and service cost of sales, respectively) for each period (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	October 2		October 3		October 2		October 3
	2010		2009		2010		2009
Product net sales	$69,913	81.6%	$65,766	76.7%	$209,896	81.6%	$210,464	76.5%
Service net sales	15,810	18.4	19,965	23.3	47,206	18.4	64,483	23.5

Net sales	85,723	100.0	85,731	100.0	257,102	100.0	274,947	100.0

Product cost of sales	47,098	67.4	46,892	71.3	140,664	67.0	141,014	67.0
Service cost of sales	7,463	47.2	10,843	54.3	23,299	49.4	45,391	70.4

Cost of sales	54,561	63.6	57,735	67.4	163,963	63.9	186,405	67.8
Selling, general and administrative expenses	21,996	25.7	20,496	23.9	65,797	25.6	65,468	23.8
Research and development expenses	4,898	5.7	5,149	6.0	15,028	5.8	13,788	5.0
Impairment loss on goodwill related charges	—	—	—	—	384	0.1	—	—
Acquisition-related items	—	—	(215)	(0.3)	563	0.2	5,307	1.9

Operating income	4,268	5.0	2,566	3.0	11,367	4.4	3,979	1.5
Interest income	60	—	14	—	341	0.2	179	0.1
Interest expense	(467)	(0.5)	(549)	(0.6)	(1,486)	(0.6)	(1,837)	(0.7)
Foreign exchange gain (loss), net	18	—	(154)	(0.2)	(431)	(0.2)	(386)	(0.2)

Earnings from continuing operations before income taxes	3,879	4.5	1,877	2.2	9,791	3.8	1,935	0.7
Income tax (expense) benefit	(408)	(0.5)	4,112	4.8	(1,861)	(0.7)	4,272	1.6

Earnings from continuing operations	3,471	4.0	5,989	7.0	7,930	3.1	6,207	2.3

Loss from discontinued operations	—	—	(709)	(0.8)	—	—	(709)	(0.3)

Net earnings	$3,471	4.0%	$5,280	6.2%	$7,930	3.1%	$5,498	2.0%

Three Months ended October 2, 2010 and October 3, 2009:
Net sales of $85.7 million in the third quarter of 2010 were the same level as the net sales in 2009. Higher net sales from our LXE segment were offset by lower net sales from our D&S, Aviation and Global Tracking segments. LXE’s net sales in the third quarter of 2010 were $9.4 million higher than in the same period in 2009, an increase of 35.7%, driven primarily by higher product shipments in the Americas market. LXE’s product sales were also higher, but to a lesser extent, in the International market, and from a new source of revenue from direct sales to OEMs. Net sales were lower at D&S mainly due to the conclusion of work performed on a significant military communications research project in the fourth quarter of 2009, and therefore not included in the 2010 results. Net sales were lower at Aviation primarily due to a lower volume of shipments of air-to-ground in-cabin connectivity products into the air transport market due to a change in the airline’s rollout schedule of connectivity, partially offset by an increase in Inmarsat high-speed-data and antenna product shipments to the military market. The decrease in net sales at Global Tracking was primarily a result of the completion of a significant emergency management project in the third quarter of 2009 that triggered revenue recognition in that period, partially offset by an increase in airtime revenue from a higher number of terminals in use from our asset-tracking product lines.
Product net sales of $69.9 million in the third quarter of 2010 were 6.3% higher than product net sales in the third quarter of 2009. These higher product net sales were primarily due to a higher volume of terminals shipped by LXE, partially offset by lower product net sales at Aviation, Global Tracking and D&S. The lower product net sales at Aviation were mainly due to a lower volume of shipments of air-to-ground connectivity products. The lower product net sales at Global Tracking were primarily due to the timing of revenue recognized on emergency management projects as described above. The lower sales level at D&S was mainly due to the timing of revenue recognized on long-term contracts. Service net sales of $15.8 million in the third quarter of 2010 were 20.8% lower than service net sales in the same period in 2009, mainly due to the conclusion of significant work performed on a military communications research project by D&S partially offset by an increase in airtime revenue at Global Tracking generated from our asset-tracking product line acquired during the first quarter of 2009. As a result, product net sales comprised a higher percentage of total net sales in the third quarter of 2010 compared with the third quarter of 2009.

Overall cost of sales as a percentage of consolidated net sales was lower in the third quarter of 2010 compared with the same period of 2009 due to lower cost-of-sales percentages reported by each of our four reportable operating segments and a higher percentage of net sales generated from our LXE segment, which has a lower cost-of-sales percentage than the consolidated group. Product cost of sales and service cost of sales as a percentage of their respective net sales were lower in the third quarter of 2010 compared with the same period in 2009. The product cost-of-sales percentage was lower in all four of our segments due to a more favorable product mix, cost reduction efforts targeted at reducing product costs at Aviation and Global Tracking, a higher production volume at LXE, and improved program execution at D&S. The decrease in the service cost-of-sales percentage was mainly due to a lower proportion of service revenues generated from our D&S segment, which has a higher service cost-of-sales percentage than our other three reportable operating segments.
Selling, general and administrative expenses were $1.5 million higher in the third quarter of 2010 compared with the same period in 2009 mainly due to additional marketing and selling costs related to the higher sales at LXE which has a higher commission structure than our other operating segments, higher incentive compensation costs due to the improved performance projected for the Company in 2010 as compared with 2009, and an increase in outside service expense mainly for tax related services.
Research and development expenditures were slightly lower in the third quarter of 2010 compared with the third quarter of 2009. Expenditures during the third quarter 2010 were higher than the third quarter in 2009 from the development of new product offerings in 2010. However, a higher proportion of these expenditures were recoverable in the third quarter of 2010 compared with the same period in 2009 from the Canadian government and certain commercial contracts.
We recognized income tax expense of $0.4 million in the third quarter of 2010 equal to 11% of earnings from continuing operations before income taxes. The Company’s effective income tax rate is generally less than the amounts computed by applying the U.S. federal income tax rate of 34% due to a portion of earnings being earned in Canada, where the Company’s effective rate is much lower than the rate in the U.S. due to research-related tax benefits. In the three months ended October 2, 2010, the rate was higher than it otherwise would have been since tax benefits for certain loss jurisdictions have not been recognized. We recognized an income tax benefit of $4.1 million in the third quarter of 2009. During the quarter we recognized a benefit of $1.9 million for prior-year R&D credits in the U.S. after completion of an Internal Revenue Service examination. Furthermore, a benefit of $2.2 million was recognized related to the year-to-date losses before income taxes in certain jurisdictions in which losses had been projected for the full year. The effective rate in 2010 was also higher than 2009 since the earnings in Canada in 2010 are expected to be subject to higher rates due to provincial taxes, and the rate used for U.S. taxable income is higher since certain key provisions of the U.S. tax law, including the research and development credit, have not been extended to be in effect for 2010 as of the end of the third quarter. If these provisions are extended, our effective tax rate will be lower than the year-to-date rate for the remainder of 2010. However, we can make no assurances that these provisions will be extended to be in effect for 2010.
Nine Months ended October 2, 2010 and October 3, 2009:
Net sales of $257.1 million in the first nine months of 2010 were 6.5% lower than the $274.9 million in the same period in 2009. Lower net sales from our D&S and Aviation segments were partially offset by higher net sales from our LXE and Global Tracking segments. Net sales were lower at D&S mainly due to the conclusion of work performed on a significant military communications research project in the fourth quarter of 2009, and therefore not included in the 2010 results. Net sales were lower at Aviation primarily due to a lower volume of shipments of connectivity products and Inmarsat high-speed-data and antenna products reflecting the slow-down in the Aviation commercial business since the third quarter of 2009. LXE’s net sales in the first nine months of 2010 were $22.6 million higher than in the same period in 2009, an increase of 28.2%, mainly due to higher product shipments in the Americas market. LXE’s product sales were also higher, but to a lesser extent, in the International market, and from a new source of revenue from direct sales to OEMs. The increase in net sales at Global Tracking was primarily a result of the timing of the acquisition of our asset-tracking product line February 2009 and additional airtime revenues.

Product net sales of $209.9 million in the first nine months of 2010 were relatively unchanged from the same period in 2009. A higher volume of terminals shipped by LXE, and the additional product net sales generated from our asset-tracking product lines acquired in February 2009, were offset by lower product net sales at Aviation and D&S. The lower product net sales at Aviation were mainly due to a lower volume of shipments of our connectivity products and Inmarsat high-speed-data and antenna products to the commercial markets. The lower product net sales at D&S were mainly due to the timing of revenue recognized on long-term contracts. Service net sales of $47.2 million in the first nine months of 2010 were 26.8% lower than service net sales in the same period in 2009, mainly due to the conclusion of significant work performed on a military communications research project by D&S partially offset by an increase in airtime revenue at Global Tracking and Aviation generated from our new lines of business acquired during the first quarter of 2009. As a result, product net sales comprised a higher percentage of total net sales in the first nine months of 2010 compared with the first nine months of 2009.
Overall cost of sales as a percentage of consolidated net sales was lower in the first nine months of 2010 compared with the same period of 2009 due to lower cost-of-sales percentages reported by three of our four reportable operating segments and a higher percentage of net sales generated from our LXE and Global Tracking segments which have lower cost-of-sales percentages than our other two segments. Product cost of sales and service cost of sales as a percentage of their respective net sales were lower in the first nine months of 2010 compared with the same period in 2009. Product cost of sales was lower in three of our four segments due to a more favorable product mix, and cost reduction efforts targeted at reducing product costs at Aviation and Global Tracking, a higher production volume at LXE, and improved program execution at D&S. The lower service cost-of-sales percentage was mainly due to a lower proportion of service revenues generated from our D&S segment, which has a higher service cost-of-sales percentage than our other three reportable operating segments.
Selling, general and administrative expenses as a percentage of consolidated net sales increased for the first nine months of 2010 compared with the first nine months in 2009. Actual expenses were only $0.3 million higher in the first nine months of 2010 compared with the same period in 2009 mainly due to additional marketing and selling costs related to the higher sales at LXE which has a higher commission structure than our other operating segments, additional costs related to the acquired product lines, and higher incentive compensation costs due to the improved performance projected for the Company in 2010 as compared with 2009. These increased costs were partially offset by management’s cost reduction efforts at our Aviation and D&S segments, and the net favorable effect of changes in foreign currency exchange rates on our international operations. The first nine months of 2009 also included higher severance charges of approximately $1.1 million.
Research and development expenses were $1.2 million higher in the first nine months of 2010 than in the comparable period in 2009 mainly for the development of new product offerings, and the expansion of our technology base in 2010. Research and development expenses also increased in the first nine months of 2010 due to the unfavorable effects of changes in foreign currency exchange rates on our Canadian operations. A higher proportion of these expenditures were recoverable in the first nine months of 2010 compared with the same period in 2009 from the Canadian government and certain commercial contracts which partially offset the higher research and development expenditures.
Acquisition-related items included charges of $0.6 million in the first nine months of 2010. These costs were primarily for professional fees related to acquired research and development tax credits and an adjustment in the earn-out liability for changes in payments to be made for one of the acquisitions completed in the first quarter of 2009. Acquisition-related charges were $5.3 million in the first nine months of 2009. These costs were primarily related to professional fees for legal, due-diligence, valuation, and integration services for the acquisition of our Formation and Satamatics businesses (see Note 2 to the consolidated financial statements in this Quarterly Report for additional information on these business acquisitions).
We recognized income tax expense of $1.9 million in the first nine months of 2010 equal to 19% of earnings from continuing operations before income taxes. The Company’s effective income tax rate is generally less than the amounts computed by applying the U.S. federal income tax rate of 34% due to a portion of earnings being earned in Canada, where the Company’s effective rate is much lower than the rate in the U.S. due to research-related tax benefits. In the nine months ended October 2, 2010, the rate was higher than it otherwise would have been since tax benefits for certain loss jurisdictions have not been recognized. We recognized an income tax benefit of $4.3 million in the first nine months of 2009. This benefit was primarily realized during the third quarter, an explanation for which is included in the quarterly comparisons section of our management’s discussion and analysis section of this Quarterly Report. In addition, the effective rate in 2010 was higher than 2009 since the earnings in Canada in 2010 are expected to be subject to higher rates due to provincial taxes and the rate used for U.S. taxable income is higher since certain key provisions of the U.S. tax law, including the research and development credit, have not been extended to be in effect for 2010 as of the end of the third quarter.

Segment Analysis
Our segment net sales, cost of sales as a percentage of respective segment net sales, segment operating income (loss) and Adjusted EBITDA were as follows (in thousands, except percentages):

					Percentage
	Three Months Ended		Nine Months Ended		Increase (Decrease)
	October 2	October 3	October 2	October 3	Three	Nine
	2010	2009	2010	2009	Months	Months

Net sales:
Aviation	$24,161	25,669	75,685	93,589	(5.9)%	(19.1)
LXE	35,613	26,237	102,551	79,988	35.7	28.2
Defense & Space	16,784	23,056	50,076	75,153	(27.2)	(33.4)
Global Tracking	9,399	10,769	29,785	26,217	(12.7)	13.6
Less intercompany sales	(234)	—	(995)	—	—	—

Global Tracking external sales	9,165	10,769	28,790	26,217	(14.9)	9.8

Total	$85,723	85,731	257,102	274,947	—	(6.5)

Cost of sales percentage:
Aviation	65.4%	67.2	65.1	63.3	(1.8)	1.8
LXE	60.1	62.9	59.4	63.5	(2.8)	(4.1)
Defense & Space	75.4	79.6	75.8	79.5	(4.2)	(3.7)
Global Tracking	46.0	52.7	50.0	61.8	(6.7)	(11.8)
Total	63.6	67.3	63.9	67.8	(3.7)	(3.9)

Operating income (loss):
Aviation	$1,479	(451)	3,604	8,415	[2]	(57.2)
LXE	2,096	(1,348)	5,065	(6,195)	[2]	[2]
Defense & Space	1,655	2,140	4,267	7,333	(22.7)	(41.8)
Global Tracking	68	883	906	119	(92.3)	661.3
Corporate & Other	(1,030)	1,342	(2,475)	(5,693)	[2]	[2]

Total	$4,268	2,566	11,367	3,979	66.2	185.7

Adjusted EBITDA (1)
Aviation	$3,418	1,755	9,290	15,586	94.8	(40.4)
LXE	3,229	(361)	8,012	(3,348)	[2]	[2]
Defense & Space	2,343	3,047	6,790	10,028	(23.1)	(32.3)
Global Tracking	863	1,514	3,626	3,252	(43.0)	11.5
Corporate & Other	(352)	1,738	365	1,642	[2]	(77.8)

Total	$9,501	7,693	28,083	27,160	23.5	3.4

(1)	Adjusted EBITDA is a financial measure that is not defined with generally accepted accounting principles (“GAAP”) in the United States. See section entitled “Adjusted EBITDA” for an explanation of this measure and a reconciliation to net earnings.

(2)	The percentage change is not calculable.
Aviation: Net sales decreased by $1.5 million and $17.9 million in the third quarter and first nine months of 2010, respectively, as compared with the same periods in 2009, mainly due to a lower volume of shipments of Aviation’s air-to-ground connectivity products. Shipments were lower for Aviation’s air-to-ground in-cabin connectivity products into the air transport market due to delays in customer orders resulting from changes in the airline’s rollout schedule of connectivity, and to a transition to a new buying pattern by our customer to acquire inventory as needed to meet scheduled installations instead of maintaining a stock of inventory of on-hand. The lower shipments of air-to-ground connectivity products in the third quarter of 2010 compared with the same period of 2009 were partially offset by an increase in Aviation’s Inmarsat high-speed-data terminal and antenna products, mainly to the military market, indicating continued strength in the demand for Aviation products in that market. The decrease in net sales in the first nine months of 2010 were also due to a lower volume of shipment of Aviation’s Inmarsat high-speed-data terminal and antenna products reflecting the slow-down in the Aviation commercial business beginning in the third quarter of 2009.

Cost of sales as a percentage of net sales was lower in the third quarter 2010 as compared with the third quarter of 2009 mainly due to a more favorable mix of Inmarsat products partially offset by the unfavorable effect of changes in foreign currency exchange rates that affected our reported international costs, and the negative impact of a net increase in estimated costs on long-term projects in the third quarter of 2010. The cost-of-sales percentage was higher in the first nine months of 2010 as compared with the same period of 2009 mainly due to a lower production volume over which fixed costs were absorbed, the unfavorable effect of changes in foreign currency exchange rates, and the negative impact of a net increase in estimated costs on long-term projects. These increases in the cost-of-sales percentage were partially offset by lower amortization costs of intangible assets and a more favorable mix of Inmarsat products in the first nine months of 2010.
Operating income increased by $1.9 million in the third quarter of 2010 compared with the third quarter of 2009 due to a lower cost-of-sales percentage, and lower selling, general and administrative and research and development expenses in the third quarter of 2010. These lower selling, general and administrative expenses were mainly due to staff reductions made in the second quarter of 2010, and from certain cost centers that supported the Aviation segment in 2009 that began supporting Global Tracking in 2010. The lower research and development expenses were primarily a result of additional funding received from the Canadian government under a program to encourage technology development in areas such as satellite communications. Operating income decreased by $4.8 million in the first nine months of 2010 compared with the same period in 2009 mainly as a result of lower net sales in 2010. Operating income as a percentage of net sales was 6.1% and a negative 1.8% in the third quarters of 2010 and 2009, respectively, and was 4.8% and 9.0% in the first nine months of 2010 and 2009, respectively.
Adjusted EBITDA increased by $1.7 million in the third quarter of 2010 compared with the same period in 2009 mainly due to an increase in operating income in the third quarter of 2010. Adjusted EBITDA decreased by $6.3 million in the first nine months of 2010 compared with the same period in 2009 due to a decrease in operating income and an unfavorable swing in foreign currency gains and losses.
LXE: Net sales exceeded $35 million in both the second and third quarters of 2010, and were higher than the net sales of each of the preceding five quarters, indicating a recovery in the North American markets for our logistics business. Net sales were higher by $9.4 million in the third quarter of 2010, and by $22.6 million in the first nine months of 2010 compared with the same periods of 2009 mainly due to an increase in net sales in the Americas market, and to a lesser extent in the International market in the third quarter and first nine months of 2010. The increase in net sales in the Americas market resulted primarily from a higher volume of terminals shipped in that market in response to a higher demand for rugged handheld computer products. The increase in net sales in the International market was mainly due to a higher volume of terminals shipped in that market partially offset by the unfavorable effect of changes in foreign currency exchange rates on the reported net sales. Sales generated from handheld computer products introduced in the fourth quarter of 2009 to the OEM market gained acceptance in certain service industries in 2010 and represents $1.7 million, or 4.7%, and $6.1 million, or 5.9%, of net sales in the third quarter and first nine months of 2010, respectively.
Cost of sales as a percentage of net sales was lower in the third quarter and first nine months of 2010 compared with the same periods in 2009 mainly due to management’s cost reduction efforts, and a higher production volume over which fixed costs were absorbed. Another factor impacting the cost of sales as a percentage of net sales in the first nine months of 2010 was a $0.9 million reduction in cost of sales for purchased items previously included in accounts payable that were determined to no longer be liabilities. The effects of these reductions in cost of sales as a percentage of net sales were partially offset by an unfavorable effect of changes in foreign currency exchange rates that affected our reported International net sales in the first nine months of 2010. Revenues are generally denominated in the local functional currency but product costs are denominated in the U.S. dollar, which was stronger relative to the foreign currencies in the first nine months of 2010 compared with the same period in 2009.

LXE’s operating income improved in each of the first three quarters of 2010 compared with the previous quarter mainly due to the strength of the recovering North American markets. LXE generated operating income of $2.1 million and $5.1 million in the third quarter and first nine months of 2010 compared with operating losses of $1.3 million and $6.2 million in the third quarter and the first nine months of 2009, respectively. These increases in operating income in 2010 were mainly a result of the margin contributed by the higher net sales and more favorable cost-of-sales percentages. These increases in operating income were partially offset by higher research and development expenses reflecting the development of three new products to be released in early 2011 and higher selling, general and administrative expenses mainly due to increased commissions and other selling expenses as a result of higher sales. These higher selling, general and administrative expenses were partially offset by the favorable effect of changes in foreign currency exchange rates on reported costs and lower severance charges. Severance charges were lower by approximately $1.4 million in the first nine months of 2010 compared with the same period in 2009. Operating income as a percentage of net sales was 5.9% and negative 5.1% in the third quarter of 2010 and 2009, respectively, and was 4.9% and negative 7.7% in the first nine months of 2010 and 2009, respectively.
Adjusted EBITDA increased by $3.6 million and $11.4 million in the third quarter and first nine months of 2010, respectively, compared with the third quarter and first nine months of 2009, in line with the increases in operating income in 2010.
Defense & Space: Net sales were $6.3 million and $25.1 million lower in the third quarter and first nine months of 2010, respectively, compared with the same periods in 2009 mainly due to work performed on military programs that were included in the third quarter and first nine months of 2009, including a large military satellite communications research project, but were completed in the fourth quarter of 2009 and will not contribute to net sales in future quarters. Order backlog of long-term contracts was $71.2 million at October 2, 2010, a decrease of $18.4 million from December 31, 2009. Orders for long-term defense contracts slowed during the third quarter of 2010 as a result of delays in customer funding.
Cost of sales as a percentage of net sales was lower in the third quarter and first nine months of 2010 compared with the same periods in 2009. These lower cost-of-sale percentages were mainly due to a net decrease in estimated costs to complete long-term programs resulting from improved program execution, and production efficiencies gained on certain long-term defense-related projects in the third quarter and first nine months of 2010. Cost of sales for the first nine months of 2009 included approximately $0.7 million of severance changes.
Operating income was lower by $0.5 million and $3.1 million in the third quarter and first nine months of 2010, respectively, compared with the third quarter and first nine months of 2009. The lower operating income was mainly due to the decrease in net sales generated in the third quarter and first nine months of 2010. The lower operating income in the first nine months of 2010 was also due to higher research and development expenses, partially offset by lower selling, general and administrative expenses. The lower selling, general and administrative costs reflect the impact of management’s cost reduction efforts initiated in 2009. Operating income as a percentage of net sales was 9.9% and 9.3% in the third quarter of 2010 and 2009, respectively, and was 8.5% and 9.8% in the first nine months of 2010 and 2009, respectively.
Adjusted EBITDA decreased by $0.7 million and $3.2 million in the third quarter and first nine months of 2010, respectively, compared with the third quarter and first nine months of 2009, in line with the decrease in operating income in 2010.

Global Tracking: Net sales were $1.4 million lower in the third quarter of 2010 compared with the third quarter of 2009 mainly due to the completion of a significant emergency management project in the third quarter of 2009 that triggered revenue recognition in that period, partially offset by an increase in airtime revenue in the third quarter of 2010. The increase in airtime revenue in the third quarter 2010 was mainly a result of a higher number of terminals in use by customers. Net sales were $3.6 million higher in the first nine months of 2010 compared with the same period in 2009. The increase in net sales in the first nine months of 2010 was mainly due to timing of the acquisition of our new asset-tracking product line (acquired on February 13, 2009), and higher airtime revenue, which contributed $3.3 million of additional net sales in the first nine months of 2010 compared to the same period in 2009. The increase in airtime revenue in the first nine months of 2010 was a result of a higher number of terminals in use, and a more favorable mix of airtime contracts reflecting the migration of existing customers to current network platforms which yield higher airtime rates. As a result, the average revenue being generated per terminal by the new asset-tracking product line has grown in the first nine months of 2010 compared with the first nine months of 2009. Net sales also included a higher concentration of product shipments to the security market in the third quarter and first nine months of 2010 compared with the third quarter and first nine months of 2009, reflecting growth in that market.
Cost of sales as a percentage of net sales was lower for the third quarter and first nine months of 2010 as compared with the same periods in 2009. The cost-of-sales percentage for the third quarter and first nine months of 2010 included a more favorable product mix, the effects of management’s efforts to lower costs on certain hardware products targeted for improvement, and a higher proportion of airtime revenue, which has a lower cost-of-sales percentage than product net sales. The cost-of-sales percentage comparison was also affected by lower intangible asset amortization expense in 2010.
Operating income was $0.8 million lower in the third quarter of 2010 compared with the third quarter of 2009, mainly due to higher selling, general and administrative and research and development expenses. The lower net sales in the third quarter of 2010 were offset by the lower cost of sales in that period compared with the same period in 2009. Operating income was $0.8 million higher in the first nine months of 2010, compared with the same period in 2009 primarily as a result of the increased gross margin contributed from higher net sales and the lower cost-of-sales percentage, partially offset by higher selling, general and administrative and research and development expenses. These higher selling, general and administrative costs were mainly from certain cost centers that supported the Aviation segment in 2009 that began supporting Global Tracking in 2010, and the timing of the acquisition of our new line of business in the first quarter of 2009; the costs related to the newly acquired business were included in the operating results of our Global Tracking segment for the first nine months in 2009 from the date of acquisition, but were included in the full nine months of 2010. Research and development expenses were higher for the third quarter and first nine months of 2010 compared with the same period of 2009 due to increased efforts on development projects for next generation products. Operating income as a percentage of net sales was 0.7% and 8.2% in the third quarter of 2010 and 2009, respectively and was 3.1% and 0.5% in the first nine months of 2010 and 2009, respectively.
Adjusted EBITDA decreased by $0.7 million in the third quarter of 2010 compared with the third quarter of 2009, primarily due to a decrease in operating income in 2010. Adjusted EBITDA increased by $0.4 million in the first nine months of 2010 compared with the first nine months of 2009 mainly due to an increase in operating income in 2010. The increase in Adjusted EBITDA for the first nine months of 2010 as compared with the same period of 2009 was partially offset by an unfavorable change in foreign currency gains year over year.

Adjusted EBITDA
In addition to traditional GAAP financial measures, we also measure our performance based on the non-GAAP financial measure of earnings before interest expense, income taxes, depreciation and amortization, and before impairment loss on goodwill related charges, stock-based compensation, acquisition-related items and acquisition-related foreign exchange adjustments (“Adjusted EBITDA”). The following table is a reconciliation of net earnings (which is the most directly comparable GAAP operating performance measure) and earnings (loss) from continuing operations before income taxes by segment to Adjusted EBITDA for the three and nine months ended October 2, 2010 and October 3, 2009 (in thousands):

					Corp &
	Aviation	LXE	D&S	GT	Other	Total
Three Months Ended October 2, 2010
Net earnings						$3,471
Income tax expense						408

Earnings (loss) from continuing operations before income taxes	$1,382	2,434	1,660	(80)	(1,517)	3,879
Interest expense	—	(21)	—	2	486	467
Depreciation and amortization	1,972	762	638	923	320	4,615
Stock-based compensation	64	54	45	18	359	540

Adjusted EBITDA	$3,418	3,229	2,343	863	(352)	$9,501

Nine Months Ended October 2, 2010
Net earnings						$7,930
Income tax expense						1,861

Earnings (loss) from continuing operations before income taxes	$3,187	5,267	4,276	855	(3,794)	9,791
Interest expense	4	(3)	—	3	1,482	1,486
Depreciation and amortization	5,892	2,551	2,348	2,716	927	14,434
Impairment loss on goodwill related charges	—	—	—	—	384	384
Stock-based compensation	207	197	166	52	803	1,425
Acquisition-related items	—	—	—	—	563	563

Adjusted EBITDA	$9,290	8,012	6,790	3,626	365	$28,083

Three Months Ended October 3, 2009
Net earnings						$5,280
Loss from discontinued operations						709
Income tax benefit from continuing operations						(4,112)

Earnings (loss) from continuing operations before income taxes	$(479)	(1,213)	2,218	646	705	1,877
Interest expense	(2)	63	(78)	—	566	549
Depreciation and amortization	2,190	728	838	858	276	4,890
Stock-based compensation	46	61	69	10	406	592
Acquisition-related items	—	—	—	—	(215)	(215)

Adjusted EBITDA	$1,755	(361)	3,047	1,514	1,738	$7,693

Nine Months Ended October 3, 2009
Net earnings						$5,498
Loss from discontinued operations						709
Income tax benefit from continuing operations						(4,272)

Earnings (loss) from continuing operations before income taxes	$9,077	(6,373)	7,411	478	(8,658)	1,935
Interest expense	68	205	(78)	—	1,642	1,837
Depreciation and amortization	6,322	2,636	2,493	2,758	841	15,050
Stock-based compensation	119	184	202	16	1,140	1,661
Acquisition-related items	—	—	—	—	5,307	5,307
Acquisition-related foreign exchange adjustment	—	—	—	—	1,370	1,370

Adjusted EBITDA	$15,586	(3,348)	10,028	3,252	1,642	$27,160

We believe that earnings that are based on this non-GAAP financial measure provide useful information to investors, lenders and financial analysts because (i) this measure is more comparable with the results for prior fiscal periods, and (ii) by excluding the potential volatility related to the timing and extent of nonoperating activities, such as acquisitions or revisions of the estimated value of post-closing earn-outs, such results provide a useful means of evaluating the success of our ongoing operating activities. Also, we use this information, together with other appropriate metrics, to set goals for and measure the performance of our operating businesses, and to assess our compliance with debt covenants. Management further considers Adjusted EBITDA an important indicator of operational strengths and performance of our businesses. EBITDA measures are used historically by investors, lenders and financial analysts to estimate the value of a company, to make informed investment decisions and to evaluate performance. Management believes that Adjusted EBITDA facilitates comparisons of our results of operations with those of companies having different capital structures. In addition, a measure similar to Adjusted EBITDA is a component of our bank lending agreement, which requires certain levels of Adjusted EBITDA to be achieved. This information should not be considered in isolation or in lieu of our operating and other financial information determined in accordance with GAAP. In addition, because EBITDA and adjustments to EBITDA are not determined consistently by all entities, Adjusted EBITDA as presented may not be comparable to similarly titled measures of other companies.
Backlog
Backlog is very important for our D&S segment due to the long delivery cycles for its projects. Many customers of our LXE segment typically require short delivery cycles. As a result, LXE usually converts orders into revenues within a few weeks, and it generally does not build up an order backlog that extends substantially beyond one fiscal quarter except for annual or multi-year maintenance service agreements. Our Aviation and Global Tracking businesses have customer arrangements with both short delivery cycles and delivery cycles that extend beyond the next twelve months. Our segment backlog levels as of October 2, 2010 and December 31, 2009 were as follows (in millions):

	October 2	December 31
	2010	2009
Aviation	$45.8	49.4
LXE	23.1	22.0
Defense & Space	71.2	89.6
Global Tracking	18.5	17.2

Total	$158.6	178.2

Included in the backlog of firm orders for our D&S segment were approximately $2.6 million and $22.5 million of unfunded orders, mainly for military contracts, as of October 2, 2010, and December 31, 2009, respectively. Of the orders in backlog as of October 2, 2010, the following are expected to be filled in the following twelve months: Aviation — 84%; LXE — 73%; D&S — 52%; and Global Tracking — 72%.
Liquidity and Capital Resources
During the first nine months of 2010, net cash and cash equivalents increased by $2.5 million to $49.7 million as of October 2, 2010. Of the $49.7 million of cash as of October 2, 2010, $45.8 million is held by subsidiaries outside of the U.S. and is not available for our use in the U.S. since the undistributed earnings of these subsidiaries are considered to be permanently reinvested.
The primary cash flow activities during the period included the following:
•	Operating activities from continuing operations contributed $21.7 million in positive cash flow;
•	We paid the final award of $8.6 million to the purchaser of our former EMS Wireless division in the second quarter of 2010 related to claims made by the purchaser;
•	We made a payment of $7.2 million for the contingent consideration agreement related to one of the acquisitions completed in 2009; and
•	We invested $7.7 million in property, plant and equipment.

Operating activities from continuing operations contributed $21.7 million in positive cash flows in the first nine months of 2010, through net earnings for the period of $7.9 million and noncash charges of $14.4 million, primarily for depreciation and amortization.
During 2009, we completed acquisitions of two entities. Of the total purchase price of these businesses, $4.8 million of cash was held in escrow and payable to the sellers within specified periods following the respective dates of acquisition, subject to claims made against the sellers. This amount was released to the sellers in the third quarter of 2010.
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
As of October 2, 2010, we had $21.5 million of borrowings outstanding, $2.1 million of outstanding letters of credit, and $51.4 million available borrowing capacity under the revolving credit facility. At October 2, 2010, we were in compliance with all the covenants under the credit agreement.
We expect that capital expenditures in 2010 will range from $10 million to $12 million, excluding acquisitions of businesses. These expenditures are being used to purchase equipment that increases or enhances capacity and productivity, and to upgrade the enterprise reporting system of our LXE division.
Management believes that existing cash and cash equivalent balances, cash provided from operations, and borrowings available under our credit facility will provide sufficient liquidity to meet the operating and capital expenditure needs for existing operations during the next twelve months.
Our Board of Directors has authorized a stock repurchase program for up to $20 million of our common shares. As of October 2, 2010, we had repurchased approximately 495,000 of our common shares for approximately $10.1 million. Further repurchases are no longer permitted under the terms of the Company’s credit agreement. There were no repurchases under the program during the nine months ended October 2, 2010.

A cash payment of $7.2 million was made in the first nine months of 2010 related to an acquisition completed in 2009 based upon the achievement of performance targets in 2009, and an additional $6.8 million is due December 31, 2010 based on an agreement to settle the 2010 earn-out amount. Refer to Note 2 of the consolidated financial statements for additional information on these acquisitions.
On April 30, 2010, the arbitrator issued the final award related to claims made by the purchaser of our former EMS Wireless division. The final award of $8.6 million was paid by EMS to the purchaser in the first nine months of 2010.
Off-Balance Sheet Arrangements
We have $2.1 million of standby letters of credit outstanding under our revolving credit facility to satisfy performance guarantee requirements under certain customer contracts. While these obligations are not normally called, they could be called by the beneficiaries at any time before the expiration date if we failed to meet certain contractual requirements. After deducting the outstanding letters of credit, at October 2, 2010 we had $38.5 million available for borrowing in the U.S. and $12.9 million available for borrowing in Canada under the revolving credit facility.
We have an agreement with the purchaser of our former S&T/Montreal division to warrant approximately $3 million in the event of specified in-orbit failures of the Radarsat-2 payload. Based upon the available information, management believes that the outcome for this particular contingency is not probable and cannot be estimated. As a result, we have not incurred any costs to date, and have not recorded a liability as of October 2, 2010, with respect to this contingency.
We also have an agreement with the purchaser of our former S&T/Montreal division to acquire a license for $8 million in payments over a seven-year period, beginning in December 2008, for the rights to a certain satellite territory. We have a corresponding sublicense agreement with the purchaser that granted the territory rights back to the purchaser, under which we are to receive a portion of the satellite service revenues from the specific market territory over the same period. The purchaser had previously guaranteed that the revenues derived under the sublicense would equal or exceed the acquisition cost of the license. As part of the agreement to sell the net assets of S&T/Montreal, we released the purchaser from this guarantee. Without the guarantee, we estimate that our portion of the satellite service revenues will be less than the acquisition cost, and we have accordingly reflected a liability for the net cost in our consolidated balance sheet. As of October 2, 2010, we have made no payments under this license agreement. The satellite service revenues from the specific market territory included under the sublicense agreement are considerably lower than expected. We believe that sufficient efforts are not being made by the purchaser of the former S&T/Montreal division to market this satellite service. The parties are finalizing a settlement under these agreements. We believe that the net liability recorded in our consolidated balance sheet is our best estimate of the settlement amount. If a settlement is reached, it is expected to be paid in the following twelve months, and therefore the net liability is recorded as a current liability in our consolidated balance sheet as of October 2, 2010.
Commitments and Contractual Obligations
As of October 2, 2010, our material contractual cash commitments and material other commercial commitments have not changed significantly from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2009, other than an increase in purchase commitments of $16.1 million and a decrease of $7.2 million in our obligation of acquisition costs for earn-out provisions. Longer-term purchase commitments required by certain suppliers to maintain minimum stock levels of materials for our products as a result of current market conditions, and additional materials needed to support higher production levels anticipated in the fourth quarter of 2010, and the launch of new product offerings in the fourth quarter of 2010 and in early 2011, have resulted in a higher level of purchase commitments outstanding as of October 2, 2010 compared with December 31, 2009. In addition, purchase commitments are higher due to a significant order placed by D&S in the third quarter of 2010 for a key component needed for a significant commercial airborne antenna program that is ready for production. Our obligation of acquisition costs for earn-out provisions decreased as a result of earnout amounts paid in the second quarter of 2010.

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
Risk Factors and Forward-Looking Statements
We have included forward-looking statements in management’s discussion and analysis of financial condition and results of operations. All statements, other than statements of historical fact, included in this report that address activities, events or developments that we expect or anticipate will or may occur in the future, or that necessarily depend upon future events, including such matters as our expectations with respect to future financial performance, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments, and the growth of our businesses and operations, are forward-looking statements. Actual results could differ materially from those suggested in any forward-looking statements as a result of a variety of factors. Such factors include, but are not limited to:
•	economic conditions in the U.S. and abroad and their effect on capital spending in our principal markets;
•	difficulty predicting the timing of receipt of major customer orders, and the effect of customer timing decisions on our results;
•	our successful completion of technological development programs and the effects of technology that may be developed by, and patent rights that may be held or obtained by, competitors;
•	U.S. defense budget pressures on near-term spending priorities and contract-award schedules;
•	uncertainties inherent in the process of converting contract awards into firm contractual orders in the future;
•	volatility of foreign currency exchange rates relative to the U.S. dollar and their effect on purchasing power by international customers, and on the cost structure of our operations outside the U.S., as well as the potential for realizing foreign exchange gains and losses associated with assets or liabilities denominated in foreign currencies;
•	successful resolution of technical problems, proposed scope changes, or proposed funding changes that may be encountered on contracts;
•	changes in our consolidated effective income tax rate caused by the extent to which actual taxable earnings in the U.S., Canada and other taxing jurisdictions may vary from expected taxable earnings, changes in tax laws, including the provisions of the U.S. tax law that have not been extended for 2010, such as the research and development credit, and the extent to which deferred tax assets are considered realizable;
•	successful transition of products from development stages to an efficient manufacturing environment;
•	changes in the rate at which our products are returned for repair or replacement under warranty;
•	customer response to new products and services, and general conditions in our target markets (such as logistics, space-based communications and commercial and private aviation), and whether these responses and conditions develop according to our expectations;
•	the increased potential for asset impairment charges as unfavorable economic or financial market conditions, or other developments might affect the estimated fair value of one or more of our business units;

•	the success of certain of our customers in marketing our line of high-speed commercial airline communications products as a complementary offering with their own lines of avionics products;
•	the availability of financing for various mobile and high-speed data communications systems;
•	risk that unsettled conditions in the credit markets may make it more difficult for some customer to obtain financing and adversely affect their ability to pay, which in turn could have an adverse impact on our business, operating results, and financial condition;
•	development of successful working relationships with local business and government personnel in connection with the distribution and manufacture of products in foreign countries;
•	the demand growth for various mobile and high-speed data communications services;
•	our ability to attract and retain qualified senior management and other personnel, particularly those with key technical skills;
•	our ability to effectively integrate our acquired businesses, products or technologies into our existing businesses and products, and the risk that any such acquired businesses, products or technologies do not perform as expected, are subject to undisclosed or unanticipated liabilities, or are otherwise dilutive to our earnings;
•	the potential effects, on cash and results of discontinued operations, of final resolution of potential liabilities under warranties and representations that we made, and obligations assumed by purchasers, in connection with our dispositions of discontinued operations;
•	the availability, capabilities and performance of suppliers of basic materials, electronic components and sophisticated subsystems on which we must rely in order to perform according to contract requirements, or to introduce new products on the desired schedule;
•	uncertainties associated with U.S. export controls and the export license process, which restrict our ability to hold technical discussions with customers, suppliers and internal engineering resources and can reduce our ability to obtain sales from customers outside the U.S. or to perform contracts with the desired level of efficiency or profitability; and
•	our ability to maintain compliance with the requirements of the Federal Aviation Administration and the Federal Communications Commission, and with other government regulations affecting our products and their production, service and functioning.
Further information concerning relevant factors and risks are identified under the caption “Risk Factors” in Part II Item 1A. of this Quarterly Report on Form 10-Q, and in our Annual Report on Form 10-K for the year ended December 31, 2009.
Effect of New Accounting Pronouncements
— Recently Issued Pronouncements Not Yet Adopted
In October 2009 the Financial Accounting Standards Board (“FASB”) issued two accounting standards updates that could result in revenue being recognized earlier in certain revenue arrangements with multiple deliverables. Both updates will become effective for us in the first quarter of 2011. Early adoption is permitted. If we adopt this standard in a period other than the beginning of its fiscal year, we will be required to apply this standard retrospectively to beginning of its fiscal year, and disclose certain financial information as revised for all interim periods previously reported in the fiscal year adopted. We are evaluating when to adopt the updates and the effect the adoption will have on its consolidated financial statements.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As of October 2, 2010, we had the following market-risk sensitive instruments (in thousands):

Government-obligations money market funds, other money market instruments, and interest-bearing time deposits, with maturity dates of less than 3 months interest payable monthly at variable rates (a weighted-average rate of 0.62% at October 2, 2010)	$8,234

Revolving credit facility with U.S. and Canadian banks, maturing in February 2013, interest payable quarterly at a variable rate (4.0% at October 2, 2010)	$21,500
A 100 basis-point change in the interest rates of our market-risk sensitive instruments would have changed interest income by approximately $36,000 for the third quarter of 2010 based upon their respective average outstanding balances.
Our revolving credit agreement includes variable interest rates based on the lead bank’s prime rate or the then-published LIBOR for the applicable borrowing period. As of October 2, 2010, we had approximately $21.5 million of borrowings outstanding in the U.S., and no borrowings outstanding in Canada under our revolving credit agreement. A 100 basis-point change in the interest rate on our revolving credit facility would have changed interest expense by approximately $59,000 for the third quarter of 2010 based upon the average outstanding borrowings under these obligations.

At October 2, 2010, we also had intercompany accounts that eliminate in consolidation but that are considered market-risk sensitive instruments because they are denominated in a currency other than the local functional currency. These include short-term amounts due to the parent (payable by international subsidiaries arising from purchase of the parent’s products for sale), intercompany sales of products from foreign subsidiaries to a U.S. subsidiary, and cash advances to foreign subsidiaries as follows:

	Exchange Rate	USD
	(USD per unit of	in thousands
	local currency)	(reporting currency)

Australia	0.9730 /AUD	$3,253
Canada	0.9799 /CAD	1,772
Sweden	0.1490 /SEK	1,490
Belgium	1.3780 /EUR	509
Netherlands	1.3780 /EUR	307
France	1.3780 /EUR	251
Italy	1.3780 /EUR	107
United Kingdon	1.5836 /GBP	33
Germany	1.3780 /EUR	(35)

Total amount subject to foreign currency risk		$7,687

We had accounts receivable and accounts payable balances denominated in currencies other than the functional currency of the local entity at October 2, 2010 as follows:

		Exchange Rate
		Functional
		Currency per	USD
Currency	Functional	Denominated	Equivalent
Denomination	Currency	Currency	(in thousands)
Accounts Receivable
USD	CAD	1.0205	$17,752
USD	EUR	0.7257	664
EUR	CAD	1.4049	392
GBP	CAD	1.6167	287
GBP	EUR	1.1508	240
Other currencies			84

			$19,419

Accounts Payable
USD	CAD	1.0205	$1,029
EUR	USD	1.3780	271
GBP	USD	1.5836	226
Other currencies			129

			$1,655

We also had cash accounts denominated in currencies other than the functional currency of the local entity at October 2, 2010 as follows:

		Exchange Rate
		Functional
		Currency per	USD
Currency	Functional	Denominated	Equivalent
Denomination	Currency	Currency	(in thousands)

USD	CAD	1.0205	$8,250
GBP	CAD	1.6167	1,325
GBP	USD	1.5836	446
AUD	CAD	0.9919	436
USD	GBP	0.6315	292
Other currencies			802

			$11,551

We enter into foreign currency forward contracts in order to mitigate the risks associated with currency fluctuations on future fair values of foreign denominated assets and liabilities. At October 2, 2010, we had forward contracts as follows (in thousands, except average contract rate):

		Average	Fair
	Notional	Contract	Value
	Amount	Rate	(USD)
Foreign currency forward contracts:
U.S. dollars (sell for Canadian dollars)	19,000 USD	1.0380	$340
Euros (sell for U.S. dollars)	850 EUR	1.3741	(4)

			$336

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
The CEO and CFO have evaluated the Company’s disclosure controls and procedures as of the end of the period covered in this report. Based upon this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of October 2, 2010 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to the Company’s management including its CEO and CFO as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
During the third quarter of 2010, there were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a — 15(f) under the Exchange Act).

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the Company’s purchases of its common shares for the three months ended October 2, 2010:
ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum Number
			(c) Total Number	(or Approximate
			of Shares	Dollar Value) of
			Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased
	(a) Total Number	(b) Average	Announced	Under the Plans or
	of Shares	Price Paid	Plans or	Programs (3)
Period	Purchased (1)	Per Share	Program (2)	(in millions)
Period 7 2010 (July 4 to July 31)	635	$16.18	—
Period 8 2010 (August 1 to August 28)		—	—
Period 9 2010 (August 29 to October 2)	—	—	—

Total	635	$16.18	—	$—

(1)	The category includes 635 shares delivered to us by employees to pay withholding taxes due upon vesting of restricted share awards.

(2)	During the period covered by this Quarterly Report on Form 10-Q, no shares were repurchased under the Company’s $20 million repurchase program (the Program) which was initially announced on July 30, 2008. Further repurchases are no longer permitted under the terms of the Company’s credit agreement.

(3)	This balance represents the value of shares that could be repurchased under the Program as of October 2, 2010.

Item 5. Other Information
On November 5, 2010, the Board of Directors (the “Board”) of EMS Technologies, Inc. (the “Company”) voted to amend and restate the Company’s Bylaws (the “Bylaws”), effective immediately, to update the Company’s advance notice provisions applicable to proposals for nominations of directors or other business at shareholder meetings. The amended Bylaws change the period for shareholders to provide notice of proposals for nominations of directors or other business at an annual meeting to not less than 90 days and not more than 120 days before the anniversary of the Company’s prior annual meeting. However, if the annual meeting is not held within 30 days of the anniversary of the prior year’s annual meeting, notice must be provided by the later of (i) the tenth day after the public announcement of the annual meeting date or (ii) 90 days before the annual meeting. As a result, for the Company’s 2011 annual meeting, notices of proposals for nominations of directors or other business must be delivered to the corporate secretary not before the close of business on Tuesday, January 11, 2011 and not after the close of business on Thursday, February 10, 2011.
The amended Bylaws require shareholders (and certain of their affiliates) proposing nominations or other business to disclose additional information, including hedging and derivative positions relating to the Company’s stock, whether they intend to appear in person or by proxy at the annual meeting, whether they intend to solicit proxies in support of the nomination or proposal and any other information related to such shareholder or affiliate (or any proposed nominee) required to be disclosed in a proxy statement for a contested solicitation or election of directors. The amended Bylaws also require shareholders to update the information disclosed with any changes, as of the record date and shortly before the meeting date. In addition, the amended Bylaws apply the informational disclosure requirements described above to shareholders requesting a special meeting and conform certain of the Bylaws’ previously-existing provisions applicable to proposals of director nominations to those applicable to proposals of other business.
The foregoing summary of the amendments to the Bylaws is not complete and is qualified in its entirety by reference to the full text of the Bylaws, as amended and restated, a copy of which is filed as Exhibit 3.1 to this report and incorporated herein by reference.

Item 6. Exhibits
The following exhibits are filed as part of this report:

3.1
Second Amended and Restated Articles of Incorporation of EMS Technologies, Inc., effective March 22, 1999 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended July 4, 2009).

3.2	Bylaws of EMS Technologies, Inc. as amended and restated through November 5, 2010. *

10.1	Letter dated July 30, 2010 between the Company and Marion Van Fosson concerning the terms of his employment as General Manager of D&S. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMS TECHNOLOGIES, INC.

By:	/s/ Neilson A. Mackay	Date: November 8, 2010

Neilson A. Mackay
President, and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gary B. Shell	Date: November 8, 2010

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