Form 10-K
period 2010-12-31
EMS TECHNOLOGIES INC
filed 2011-03-15
CIK 32198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The aggregate market value of voting stock held by persons other than directors or executive officers as of July 3, 2010 was $218 million, based on a closing price of $14.35 per share. The basis of this calculation does not constitute a determination by the registrant that all of its directors and executive officers are affiliates as defined in Rule 405.

As of February 26, 2011, the number of shares of the registrant’s common stock outstanding was 15,330,143 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Company’s definitive proxy statement for the 2011 Annual Meeting of Shareholders of the registrant is incorporated herein by reference in Part III of this Annual Report on Form 10-K.

1 of 107

FORWARD-LOOKING STATEMENTS

The discussions of the Company’s business in this Report, including under the captions “Business” in Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, and in other public documents or statements that may from time to time incorporate or refer to these disclosures, contain various statements that are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “plan,” “expect,” “believe,” “anticipate,” “estimate,” “will,” “should,” “could” and other words and terms of similar meaning, typically identify such forward-looking statements. Forward-looking statements include, but are not limited to:

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

These statements are based on assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. Actual results could differ materially from those suggested in any forward-looking statements as a result of a variety of factors, including those risks and uncertainties set forth under the caption “Risk Factors” in Item 1A. You should not place undue reliance on these forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to these forward-looking statements to reflect events or circumstances that occur or arise or are anticipated to occur or arise after the date of this Report except as may be required by law.

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

Our business provides product solutions and services that enable aviation in-cabin wireless and satellite-based connectivity, security, vehicle and maritime tracking, and military RADAR/space and communication-on-the-move applications. We also provide product solutions and support services for use in supply chain management networks for warehousing, distribution and ports, as well as new markets such as field services and agriculture.

In 2010, our business operated in four segments, Aviation, Defense & Space (“D&S”), LXE, and Global Tracking. Each of our segments is focused on a different application of wireless technology. These segments share a common foundation in broadband and other advanced wireless technologies, which provides important

2 of 107

technical and marketing synergies and contributes to our ability to continually develop and commercialize new products for use in a wide array of mobile communications.

Founded in 1968 as Electromagnetic Sciences, Inc., we initially concentrated on microwave components, products and technology and subsequently developed subsystems for one of the first electronically steerable antennas deployed in space. The expertise and technology we have developed during the past 42 years in this original business remain directly applicable to a range of our current defense and commercial products, including products for satellite, ground and airborne communications, as well as RADAR, signal intelligence and electronic countermeasure systems.

In the early 1980’s, we developed a line of wireless mobile computers and local-area network products for use in materials-handling applications. These products enable our industrial customers to connect mobile employees to central data networks and take advantage of sophisticated enterprise software and automatic-identification technologies such as bar-code scanning.

Beginning in the mid-1990’s and continuing through to present day, we have expanded into several new markets through the development or acquisition of additional product lines. We have established an industry-leading position in the market for high-speed, two-way satellite communications solutions for use on aircraft and other mobile platforms, and we develop and market antennas, terminals and support services for use by search-and-rescue and emergency management organizations around the world.

Today, our connectivity and tracking offerings serve the aeronautical, defense, maritime, commercial space and auto-identification/data capture markets making possible mobility, visibility and intelligence. For example, our Aviation segment supplies both high- and low-speed data communications equipment, which enable voice, e-mail, tracking, video conferencing and Internet capabilities on aircraft. Our D&S segment provides data links, RADAR, Satcom and space systems for military and commercial applications to allow real-time intelligence integrated across multiple platforms. Our LXE segment develops supply chain logistics solutions with our wireless network infrastructure and rugged mobile computers. Our Global Tracking segment provides the capability to track, monitor and control remote assets, regardless of whether they are fixed, semi-fixed or mobile. More than 18 governments worldwide rely on this segment’s software and hardware for emergency management applications.

In February 2011, we formed EMS Global Resource Management, which is a combination of the LXE and Global Tracking segments. This new group was created to align the strengths of, and gain more strategic coordination between, our LXE and Global Tracking businesses, especially in addressing the growing need for in-transit visibility solutions for international markets. We have also begun the alignment of Aviation and D&S as the AeroConnectivity group, which have common long-term strategic interests such as Ka-band connectivity.

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

3 of 107

Commitment to Research and Development

We continually devote significant resources to research and development that enhances and maintains our technological advantages, and enables us to overcome the substantial technical barriers that are often encountered in the commercialization of sophisticated wireless communications equipment. Over the past three years, we have invested an aggregate of $60 million in company-sponsored research and development. In addition, our work under government and commercial contracts for new wireless communications equipment often leads to innovations that benefit us on future contracts and product development efforts. Approximately 30% of our employees hold science and engineering degrees, and our engineers actively participate in professional and industry technical conferences and working groups. As of December 31, 2010, our personnel have been awarded, and have assigned to us, 59 currently active U.S. patents and 33 foreign patents. In addition, as of December 31, 2010, we had pending applications for approximately 7 U.S. and 17 foreign patents covering various technology improvements and other current or potential products.

Technological Synergies

Although we conduct our businesses through separately managed segments, we have established a variety of processes that facilitate technical exchanges and cooperation among them. Our shared knowledge base and core expertise in wireless technologies create synergies among our various businesses. We believe this provides us advantages in research and development, manufacturing, and sales and marketing, and better positions us as an important supplier of connectivity and tracking systems and services to a diverse base of military and commercial customers. An example is the technical collaboration of engineering teams within our Aviation and LXE business units to develop a smart handset for future aero-connectivity systems.

Strong Customer Relationships

During our 42 years of operation, we have developed cooperative and on-going relationships with important commercial and government customers. We build and strengthen these relationships by anticipating and recognizing our customers’ needs, by working with them to understand how we should focus our internal innovation efforts, and by providing customers with technologically advanced and cost-effective solutions coupled with excellent customer service. We continue to receive important orders and contracts from companies that have been our customers or industrial partners for many years. In example, within the Aviation segment, those firms include Airbus, Rockwell Collins, Honeywell, Panasonic Avionics and Aircell. And, within the D&S segment, those firms include Lockheed Martin, Northorp Grumman, Harris, L3 Communications, Boeing, Thales and Panasonic.

Diverse Global Customer Base

We offer multiple wireless product lines to a diverse customer base through facilities in 13 countries. Sales to no individual customer exceeded more than 10% of our annual net sales during any of the years ended December 31, 2010 or 2008. Sales to one of our customers during the year ended December 31, 2009 exceeded 10% of our annual net sales, with sales of $37.9 million, mainly due to a significant order received by our D&S segment that is not expected to reoccur. Sales to various customers for U.S. government end use accounted for 23.7% of our net sales in 2010, 29.7% of our net sales in 2009 and 26.3% of our net sales for 2008. Additionally, approximately 31.5%, 29.8% and 39.6% of our net sales for 2010, 2009 and 2008, respectively, were derived from sales to customers outside the U.S. We believe our geographically diverse customer base and broad range of products provide us ample opportunity to grow our business and help mitigate the effects of a downturn in any one of our markets.

Strong Manufacturing Capabilities

We manufacture certain of our products in our manufacturing facilities, and for others, we source components from foreign and domestic suppliers, and primarily perform final assembly and test functions. For our defense applications, we have developed our own highly specialized domestic manufacturing capabilities. Through efforts to improve our manufacturing and sourcing processes, we have reduced costs and improved production

4 of 107

efficiencies of certain of our products in recent years. These efforts have enhanced our ability to compete for new business and improved our profitability.

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

Accordingly, as of December 31, 2010, we were organized into four separately managed reporting segments, as follows:

Segment	Primary Operations	Percentage of Net Sales
		2010	2009	2008

Aviation	Connectivity and in-cabin infrastructure equipment for a broad range of commercial and military aircraft, including satellite communications antennas, terminals and networking equipment, rugged data storage and data recording/replay	30.1	34.5	27.7
Defense & Space	Engineered hardware for satellites, defense and electronics applications (defense and commercial)	19.1	25.4	22.9
LXE	Rugged mobile terminals and related equipment for wireless data collection (predominantly commercial)	39.8	30.4	43.5
Global Tracking	End-to-end tracking and mapping equipment and services for security, land tracking, and maritime markets, as well as, satellite ground stations for emergency management operations	11.0	9.7	5.9

Aviation

Industry

Our Aviation segment serves the business jet, air-transport, general aviation, and military aviation markets. Aviation designs and develops satellite-based communications solutions through a broad array of terminals and antennas for the aeronautical market. The segment also builds in-cabin connection devices and computers to process data on board aircraft, including rugged data storage, airborne connectivity, air-to-ground connectivity, and data recording and replay equipment.

In the air-transport market, Aviation delivers its equipment and technology through partners such as Panasonic Avionics, Aircell, OnAir, Aeromobile, Row44, and LiveTV. Aviation’s equipment and technology enables in-flight connectivity on more than 40 airlines, including Lufthansa, Delta Air Lines, Airtran, Continental, Emirates, Air France, Ryanair, and TAP, to name a few. In the business jet and general aviation markets, Aviation’s terminals, antennas and networking equipment provide a globally capable solution for a broad variety of aircraft. One variant provides office-like communications capabilities to the cabin while providing critical safety communications capabilities to the cockpit. Aviation’s CNX® Cabin Gateway family of networking products is widely used for airborne networking equipment, and variations of this product line offer compression and acceleration of data, which significantly reduces the user’s airtime costs. Aviation’s antennas are mounted on the fuselage or on the tail to accommodate a variety of aircraft, including the Bombardier Global Express, Dassault Falcon 7X, Gulfstream G550, and Airbus A320. More than 1,300 of Aviation’s antennas have been installed on more than 35 different types of aircraft. Aviation also sells an antenna specifically for military use. This antenna is mounted in the forward hatch of a C-130 military cargo aircraft and, when connected to the transceiver, provides instant communications that can be rolled on and off the aircraft.

Aviation markets and sells most of its hardware through distributor channels. Third-party distributors sell directly to end-users, such as the aircraft manufacturers. One of Aviation’s most significant distribution

5 of 107

channels relates to technology components or avionics terminal systems sold through leading airframe and avionics manufacturers, including Boeing, Airbus, Honeywell, Rockwell Collins, and Thales.

Products and Services

Aviation’s products enable customers in aircraft and other mobile platforms to communicate over satellite networks at a variety of data speeds. Most of its growth and major product expansions have occurred since 2004. The demand for mobile communications has driven the rise of aero-connectivity system use on business and commercial jets around the world. Aviation continues to lead the industry as a key supplier of Inmarsat Swift64 and SwiftBroadband products that support airborne communications at DSL speeds, as well as Iridium-based messaging and tracking for airplanes and helicopters. Aviation’s high-speed data terminals, antennas and networking products are designed for use in the aeronautical market. We believe that we are the top supplier of Swift64 high-speed data communications equipment, garnering more than an estimated 90% of the high-speed data Satcom market for military aircraft. Aviation’s eNfusion Broadbandtm line of aeronautical products enable voice, e-mail, videoconferencing and internet capabilities on a broad variety of aircraft. Aviation directly sells equipment and technology under the eNfusion, aspire, and Sky Connect brand names, and also sells indirectly as a supplier to leading airframe and avionics manufacturers and other aviation players. Aviation customers include Fortune 100 companies and the U.S. Government’s VIP Fleet, as well as the United States’ leading airborne emergency medical service transport, air taxi, airborne firefighting and offshore oil transport companies.

Business Strategy

Aviation will continue to serve the business jet, air-transport, general aviation and military aviation markets as well as the broader aeronautical market with innovative connectivity solutions. Advances in technology, upgrades in satelite constellations, the demand for higher bandwidth serving applications, and the continued demand for mobile information users to stay connected anywhere will help to drive the future growth in this business. Aviation is well positioned in the market place with core competencies in mobile connectivity to take advantage of these changes.

The Aviation segment was formed in early 2010 to further align the synergies of our recently acquired aviation businesses with our Canadian-based aviation business. In 2010, steps were taken to integrate the core processes

6 of 107

of these businesses including moving the manufacturing and administrative functions from our Takoma Park, MD facility to our Moorsetown, NJ facility.

Products/Services	Key Features/Benefits	Selected Applications	Customers
Aeronautical Antennas	Mechanically and electronically-steered antennas for two-way communications connected to an aircraft’s Satcom, steerable antenna systems for live television from broadcast satellites	Corporate aircraft, government and military aircraft, commercial airlines	Gulfstream, Bombardier, Honeywell, Dassault, Thales, L3 Communications, Boeing, Panasonic Avionics
Aeronautical Tracking	Lightweight, autonomous tracking terminals provide GPS-based location and status reporting from anywhere on or in-flight over the globe	Off-shore Oil; Air Medical Transport; Fire Patrol and Suppression; Paramilitary Drug Interdiction; Pipeline Patrol	Bristow, Air Methods, Chevron, U.S. Forest Service, U.S. State Department, Military
Aeronautical Telephony and E-mail Services	Narrowband telephony provides in-flight voice and e-mail access to cabin telephones and cockpit interface devices	Corporate aircraft, Commercial airlines, helicopters, general aviation	El Al, Qantas, Pfizer, ALCOA, Merrill Lynch, Omniflight
Aeronautical Terminals	Provide aircraft operators with two-way high-speed data (broadband) capability	Corporate aircraft, government and military aircraft, commercial airlines	Corporate aircraft modification centers, U.S. Department of Defense, Northrop Grumman, L3 Communications, Boeing, Rockwell Collins, Honeywell, Thales
Avionics Data Networking Products	Data servers, routers, switches, and storage devices to manage Internet, entertainment and operational data aboard aircraft	Corporate aircraft, government and military aircraft, commercial airlines	Airbus, Boeing, Rockwell Collins, AirCell, Row44, Northrop Grumman, L3

Defense & Space

Industry

EMS Defense & Space (“D&S”) is a leading supplier of antenna and radio frequency (“RF”) beam management systems for a broad range of military and commercial applications, including mobile network-centric operations, RADAR for battlefield visibility and precision strike, satellite sub-systems, and commercial aero connectivity.

Defense markets are vital to D&S. The U.S. Department of Defense (“DoD”) is continually developing or significantly upgrading secure communications, intelligence and surveillance systems to achieve “information dominance” over adversaries, and D&S products are included in that effort. Our D&S facilities meet requirements for performing on classified military programs and more than 250 of our personnel hold U.S. DoD security clearances. D&S also performs research and development services directly for the U.S. DoD.

D&S products are sold primarily to space and defense prime contractors or commercial communications systems integrators rather than to end-users, and are deployed on airborne, naval, terrestrial and space platforms.

Products and Services

D&S provides government and military customers with critical RF systems and subsystems for terrestrial, airborne and space-based communication; RADAR and electronic warfare systems; and advanced surveillance, electronic counter-measure and secure communications capabilities. Our products are also used in a number of commercial and civil applications. D&S products are grouped into four product families: Space, RADAR, Satellite Communications (“Satcom”) and Data Links.

7 of 107

Our Data Links and Satcom antenna products provide secure inter-connectivity across war-fighter elements. D&S offers light weight, low profile, low RADAR signature (stealth), high performance antenna systems, RF electronics and positioning systems to assure two-way and tactical communications to soldiers on foot and moving platforms such as aircraft, unmanned aerial vehicle (“UAVs”), ground mobile and shipboard systems. D&S also designs and manufactures Satcom antenna systems for the commercial aviation market.

D&S designs and manufactures line-replacable units (“LRUs”), subsystems and full beam managed solutions for active and passive RADAR and electronic warfare systems. Our expertise in low loss/high power ferrites, high-power switching, antenna design, mechanical packaging, manufacturing and test ensures our RADAR front-end products exceed the most demanding performance requirements.

D&S Space hardware systems include microwave subsystems capable of high-frequency, low noise, high-power and fast switching to facilitate jam-resistant, secure mobile communications. Our Space products enable the lowest receive path noise and highest transmit power in space with unmatched performance and reliability from L-band through W-band.

Business Strategy

In 2010, D&S has taken steps to broaden its business opportunities to include product-based offerings. D&S also began taking new approaches to the design and development of high-demand products to incorporate off-the-shelf (“OTS”) methodologies and better enable volume manufacturing.

The D&S product and customer-based sales model enables the organization to market core products directly to key prime contractors with the intent of deploying our products on multiple platforms for multiple applications. Our prime contractor customers complement our marketing efforts with inroads to end users.

With the U.S. DoD’s budget constraints leading to greater focus on intelligence, surveillance and reconnaissance, D&S is well-positioned for long-term growth with the organization’s core communications-enabling technologies and products. Additionally, the transformation to a product orientation will enable D&S to capitalize on opportunities for repeatable business.

Products/Services	Key Features/Benefits	Selected Applications	Programs
Communications- On-The Move Data Link	Light weight, low profile, low RADAR signature (stealth), high performance and agile beam antennas, RF electronics, and positioning systems	Military tactical communications (airborne, ship, ground mobile, and soldier)	F-22 Intra-Flight Data Link, High Altitude Long Endurance (HALE) Datalink, Hawklink MH-60 Datalink, WIN-T Army Mobile DataLinks, Navy Airborne Data Links, Panasonic
Satcom Antenna Systems		Military and commercial SATCOM communications (airborne, ground mobile, and soldier)	Manpack Portable GBS Suite, Panasonic Antenna
RADAR Microwave Systems	Low loss, high power ferrite components and electronic systems, and RF front end RADAR panels and conformal millimeter wave RADAR antenna systems that allow for co-boresighting of laser and EO/IR for tri-mode missile seekers	Defense electronic surveillance and countermeasure and Precision strike air-to-ground missiles	EW - F-16, AQL-211 RADAR - Phalanx, JSTARS, TPQ-37 and Joint Air to Ground Missile (JAGM), Small Diameter Bomb II
Space Hardware Systems	Microwave subsystems capable of high-frequency, low noise, high-power and fast switching, facilitating jam-resistant, secure mobile communications	High-rate commercial and secure military communications	Wideband Global SATCOM (WGS), Advanced EHF (AEHF), National Security Programs, W2A, Skynet 5, Hylas 2, Yahsat

8 of 107

LXE

Industry

LXE competes in the mobile communications industry, providing rugged mobile computers and wireless networks at approximately 10,000 sites worldwide, including the facilities of many Fortune 500 companies and some of the world’s largest materials-handling installations. In 2010, 2009 and 2008, approximately 43%, 51% and 56% of LXE’s net sales were generated outside the U.S., respectively.

A typical system consists of LXE mobile computers that incorporate WLAN radios, wireless access points that provide a radio link to the wired network and associated host computers, and software that manages and facilitates the communications process with the database. LXE’s systems generally incorporate barcode scanning, or other automatic-identification capabilities, and are primarily based on 802.11 Wi-Fi RF open system standards.

LXE products are used in conjunction with IT infrastructure provided by others, such as host computer systems and inventory-management or other data collection applications software. Uses of these systems include employment of real-time data communications in directing and tracking inventory movement in a large warehouse, manufacturing facility, or container yard.

Products and Services

As a leading provider of advanced mobility devices, networks and services LXE’s computers are grouped into three product families: handheld units, hands-free units, and units that are vehicle-mounted predominantly on a forklift or truck.

All are ruggedized to withstand harsh conditions in warehouses, port facilities and outdoor environments. The latest generation of LXE mobile computers supports WindowsMobile®, Windows CE® and Windows XP® operating systems, contain multiple wireless technologies such as wide-area GPRS and CDMA cellular, local area 802.11Wi-Fi, and Bluetooth® short range wireless. Radio access points and other infrastructure products and accessories are generally acquired from third parties for resale and installation by LXE and its partners.

LXE has made a substantial commitment to the use of alternative auto-identification technologies, including barcode imaging and voice recognition in the execution of data collection tasks. Innovations in wearable computer ergonomics and sophisticated voice recognition technology have enabled the rapid market growth of hands-free picking, warehousing applications.

LXE’s equipment is marketed directly to end-users, through distributors, and to integrators (such as value-added resellers) who incorporate them with their products and services for sale and delivery to end users. Resellers and distributors each have their own sales organizations which complement and extend LXE’s sales function.

Business Strategy

In 2009, LXE began placing greater emphasis on mobility solutions outside its core warehousing, manufacturing and intermodal markets. The introduction of ultra-rugged handheld computers which support WWAN data communication in a terrestrial cellular network, and the addition of WWAN support in the vehicle-mount computers were the first steps to migrating the product line in this direction. These products allow LXE to sell into a wider range of potential markets including industrial field service, manufacturing, professional services, transportation, utilities and public safety.

9 of 107

LXE believes that long-term growth opportunities exist within these targeted markets as companies globally continue to look to increase productivity and derive benefits from mobilizing their applications and workforce.

Products/Services	Key Features/Benefits	Selected Applications	Customers
Handheld Terminals	Small, lightweight and rugged, providing true mobility	Warehousing, Logistics
Vehicle-Mounted Terminals	Heavier-duty design for use on forklifts, cranes, and other material handling vehicles
Wearable Terminals	Very small and lightweight with ergonomic schemes for mounting on operators	Warehouse order picking
Wireless Networks	Communications link between mobile computers and local network, primarily based on 802.11 standard		Consumer product manufacturers, Third-party logistics providers, Retailers, Container port operators
Host connectivity software; accessory products; maintenance services	Industry-standard connectivity to various host computers; enhanced system functionality; extended service on either a contract or pay-as-you-go basis

Global Tracking

Industry

Global Tracking provides satellite-based communication products and services for telematics and micro telemetry applications into global markets. Global Tracking’s tracking products and services enable its clients to locate, track, communicate, and safeguard mobile assets, fleets, cargo and personnel, as well as to monitor fixed assets in hostile and remote terrains. Global Tracking markets its tracking products and services to three vertical markets — land tracking, security, and maritime and its customers include a broad range of corporate clients as well as national defense organizations, the United Nations and non-government organizations. In addition, Global Tracking is the leading provider of an integrated emergency management solution under an internationally recognized Cospas-Sarsat system. This emergency management solution enables effective planning and coordination of rescue operations worldwide and has more than a 75% market share. Global Tracking markets its emergency management products directly to end-users in government, military and coastguard agencies.

Products and Services

Global Tracking’s products include standard and battery-enhanced terminals, and the Osprey Portable tracker, a robust lightweight device (350g) offering 2-way tracking for individuals and fleets in remote or dangerous locations. The terminal products are used in conjunction with the Inmarsat IsatM2M service. This service is based on a geostationary satellite system which provides a highly accurate global positioning capability with a very high level of service reliability.

In addition to these products, Global Tracking provides airtime services across the Inmarsat satellite network. This service offers better than 99.9% availability across the in-house maintained network. Currently, there are over 100,000 active terminals within the customer base. Global Tracking’s hardware products are supported by ViewPoint, a web-based application for the management of these terminals, which provides highly extendable and interactive mapping features, using Bing and Google-base layer maps. These maps can be customized using points-of-interest and can provide multiple geofence options.

Business Strategy

The strategy of the business is to move from being a supplier of hardware terminals, to being a solutions provider to our customers. By offering an integrated suite of hardware, airtime and application software, we can provide customers with an end-to-end solution to their tracking requirements. For customers with special

10 of 107

requirements, such as in many military applications, we are uniquely positioned to customize applications to their specific needs, having in-house dedicated software and application engineers ready to provide solutions to customer demands.

The business is also developing additional channels to market. We are expanding our sales reach into new regions such as Australia, Russia, the Middle East, and South Africa. In conjunction with our direct sales channels, we are also developing relationships with value-added-resellers to sell and support our products in regions where they have particular expertise or customer relationships.

Global Tracking has demonstrated significant growth in sales and profitability in recent years and believes that by developing enduring relationships and by providing a ‘solutions’ approach to its customers, that it can continue to build on this success.

Products/Services	Key Features/Benefits	Selected Applications	Customers
Very Low Data Rate:
SAT202 & TAM242	Fourth-generation IsatM2M terminal, smaller, lighter, engineered in-house Near global operation	Tracking, M2M communications, fleet management, rapid alerting, ship ID and position	Maritime commercial and private trucking fleets, tuna fishing fleets, logistics security
“Osprey” Personnel Tracking Terminal	Cost effective messaging for small data payloads	Lone worker, Corporate Duty of Care, Personnel Security	NGO’s, Private Security Firms, Risk Management, Government, Military
Low Data Rate:
Satellite Packet Data Terminals	Iridium, Skyterra, and Inmarsat-based, two-way messaging, micro telemetry, geo fencing, security/panic alarm Both regional and global services available	Transportation, Public Safety, Workforce Automation, Oil and Gas Remote Monitoring and Control, Force Tracking	NGOs, Long-Haul Trucking Companies, NATO, EU, U.S. Department of Defense
Emergency Management Products	Hardware and software for search and rescue (SAR) systems	Rescue and Mission Control Centers	Over 18 Governments Worldwide
Services and Support	24/7 global operations in 5 countries, lifecycle support maintenance, in-field subject-matter consulting expertise, network and airtime services

Additional information regarding our revenues, earnings and total assets for each of our reportable operating segments, and the revenues and assets for each major geographic area for 2010, 2009 and 2008, is included in Note 5 of our consolidated financial statements included immediately following the signature page to this Annual Report on Form 10-K.

Acquisitions Completed in 2009

Formation

We acquired Formation, Inc. (“Formation”) of Moorestown, NJ on January 9, 2009. At that time, Formation had approximately 110 employees. Formation designs and manufactures equipment and software products and provides related engineering services for the defense, aviation, data communications and transportation industries. Its products include rugged hard disks, advanced integrated recorders, avionics-class servers, and rugged wired and wireless networks. Formation’s fastest-growing products are its rugged servers and cabin Wireless Access Points (“WAP’s”), which enable aircraft broadband systems to extend connectivity to laptops and personal digital assistants (“PDA’s”). Formation’s equipment supports in-flight communications regardless of whether the connectivity is through terrestrial or satellite-based networks. Formation is an approved direct supplier to Airbus and also is a major supplier to Rockwell Collins, Aircell and Panasonic. Formation and

11 of 107

other EMS businesses have common supplier relationships and complementary customer bases in the avionics, defense and transportation markets.

Acquiring Formation signaled our continued investment in its aero-connectivity strategy to become a more comprehensive solutions provider. Our goal is to meet the growing demand for aeronautical communications from airlines and business aircraft owners, as well as governments. With Formation, we cover the spectrum of aero-connectivity solutions, delivering the platforms and systems that airlines can use across multiple satellite platforms. Formation’s financial results, since its acquisition, are included in our Aviation segment.

Satamatics

We acquired Satamatics Global Limited (“Satamatics”) on February 13, 2009. At that time, Satamatics had approximately 50 employees. Satamatics is a global telematics company, providing customized, end-to-end tracking and monitoring solutions that will work anywhere in the world. Operating with Inmarsat’s IsatM2M satellite service, Satamatics enables land transport, security, maritime and oil and gas organizations to locate, track and communicate with mobile assets, to safeguard fleets, cargo and personnel, and to monitor fixed assets in the world’s most hostile and remote areas. Founded in 2001, Satamatics has an extensive worldwide distribution network of value-added resellers, but also supplies direct to end users complete tracking and monitoring solutions (equipment, airtime and mapping) for land transport, oil and gas, and maritime industries.

The Satamatics acquisition complements our existing Iridium- and Inmarsat-based tracking solutions. Acquiring Satamatics extended our satellite capabilities into the growing M2M market using low-cost satellite data terminals, and further strengthened EMS as a market leader in satellite-based applications for tracking people and assets worldwide. We anticipate significant synergies with our current satellite-based helicopter and military-vehicle tracking businesses. In particular, we expect promising growth for security and logistics applications in the road transport market, particularly in South America, Africa and the Middle East. Satamatics’ financial results, since its acquisition, are included in our Global Tracking segment.

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

Sky Connect

We acquired Sky Connect, LLC (“Sky Connect”) of Takoma Park, MD in August 2008. At that time, Sky Connect had approximately 20 employees. Sky Connect’s products offer a range of satellite-based tracking, text messaging, and telephone systems for airborne, ground-based, and marine applications in both the commercial and government markets. Sky Connect provides automated flight tracking with true worldwide coverage. Aircraft phone systems support headset interfaces plus corded or cordless handsets. Sky Connect uses the Iridium satellite network for complete earth coverage and mission effectiveness.

Sky Connect’s innovative and flexible offering provides 100 percent global coverage on the Iridium satellite network and continues to lead the industry in the development of integrated Machine-to-Machine (“M2M”)

12 of 107

and voice applications. Iridium is the platform of choice for tracking of aviation, marine and land-mobile assets on the move, with over 50,000 M2M data units deployed.

Acquiring Sky Connect complemented our aero-connectivity strategy by adding Iridium hardware and a services business targeting the growing general aviation market. In addition, Sky Connect’s efforts with Qantas, Air New Zealand and El Al paralleled our similar expansion into the air transport market. Sky Connect’s financial results, since its acquisition, are included in our Aviation segment.

To further align the businesses within our Aviation segment, significant strides were made in 2010 to align and integrate the operations of our Formation, Sky Connect and Canadian-based aviation businesses. Sales efforts, manufacturing processes, and administrative support staff have been combined to leverage Aviation’s strengths and resources. As a result, at the end of 2010, we ceased operations at the Takoma Park, MD facility. In addition, as of 2011, we no longer consider Formation and Sky Connect as separate reporting units but instead consider the Aviation segment as the reporting unit for all of the segment’s assets.

Sales and Marketing

Aviation markets its products and services to a variety of customers including major airframe manufacturers, avionics original equipment manufacturers (“OEM”), aircraft operators and owners. It provides products and solutions through key integrators, a network of completion centers that install aeronautical products and value-added resellers.

Our D&S unit produces highly technical products that are often co-engineered with the customer. For these products, internal personnel with strong science and engineering backgrounds conduct significant sales efforts. D&S also utilizes independent marketing representatives, both in the U.S. and internationally, selected for their knowledge of local markets and their ability to provide technical support and on-going, direct contact with current and potential customers. The development of major business opportunities for D&S often involves significant bid-and-proposal effort. This work often requires complex pre-award engineering to determine the technical feasibility and cost-effectiveness of various design approaches.

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

LXE markets its products and services through distributors and integrators (such as value-added resellers who provide inventory management software) that incorporate their products and services with LXE’s for sale and delivery to end users. LXE also markets its products and services directly to end users through a direct sales force and through independent marketing representatives. The direct sales force is located in North America and in seven international subsidiaries (six in Europe), all assisted by inside sales and sales support staff.

Global Tracking markets its tracking products and services to three vertical markets — land tracking, security, and maritime and its customers include a broad range of corporate clients as well as national defense organizations, the United Nations and non-government organizations (“NGO’s”). Global Tracking markets its emergency management products directly to end-users in the military and government agencies.

Research, Development and Intellectual Property

We spent $21.0 million, $18.9 million and $20.1 million in 2010, 2009 and 2008, respectively, on company-sponsored research and development. In addition, we are also reimbursed under government and commercial contracts for the development of new intellectual property that we own, which often leads to innovations that benefit us on future contracts and product development efforts; most of the costs for this work are included with the overall manufacturing costs for specific orders.

We use both patents and trade-secret procedures to protect our technology and product development efforts. With respect to patents, as of December 31, 2010, we owned 59 currently active U.S. patents, expiring 2011

13 of 107

through 2027, and 33 foreign patents expiring 2012 through 2022. We do not expect that any impending patent expirations to have a material effect on our business. In addition, as of December 31, 2010, we had pending applications for approximately seven U.S. and 17 foreign patents, covering various technology improvements and other current or potential products. While we expect to continue to expand our patent activities, we also believe that many of our processes and much of our know-how are more efficiently and effectively protected as trade secrets, and we seek to maintain that protection through the use of employee and third-party non-disclosure agreements, physical controls and need-to-know restrictions.

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

Backlog

The backlog of firm orders related to continuing operations as of December 31, 2010, was $155.7 million, compared with $178.2 million as of December 31, 2009. We had $151.7 million of funded backlog and $4.0 million of unfunded backlog as of December 31, 2010, as compared with $155.7 million of funded backlog and $22.5 million of unfunded backlog as of December 31, 2009.

Backlog is very important for our D&S segment due to the long delivery cycles for its projects. The backlog for D&S as of December 31, 2010 was $73.1 million compared with $89.6 million as of December 31, 2009. Many customers of our LXE segment typically require short delivery cycles. As a result, LXE usually converts orders into revenues within a few weeks, and it generally does not build up a significant order backlog that extends substantially beyond one fiscal quarter except for annual or multi-year maintenance service agreements. Our Aviation and Global Tracking segments have projects with both short delivery cycles, and delivery cycles that extend beyond the next twelve months. Of the orders in backlog as of December 31, 2010, the following are expected to be filled in 2011: Aviation — 90%; LXE — 75%; D&S — 55%; and Global Tracking — 75%.

Manufacturing

We have manufacturing operations in four facilities; three in the U.S., and one in Canada. We manufacture certain of our products in our manufacturing facilities, and for others, we source components from foreign and domestic suppliers, and primarily perform final assembly and test functions. For our defense applications, we perform extensive manufacturing operations, including the production of advanced integrated electronic circuitry, the formulation and fabrication of unique ferrite-based ceramic materials, and precision machining. Our manufacturing strategy is:

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

14 of 107

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

Our advanced technology products often require sophisticated subsystems supplied or cooperatively developed by third parties having specialized expertise, production skills and economies of scale. Important examples include critical specialized components and subsystems required for successful completion of certain D&S programs, and application-specific integrated circuitry and computers incorporated into LXE products. In such cases, the performance, reliability and timely delivery of our products can be heavily dependent on the effectiveness of those third parties.

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

We believe that the loss of any supplier or subassembly manufacturer would not have a material adverse effect on our business as a whole. Generally, shortages of supplies and delays in the receipt of necessary components have not had a material adverse effect on shipments of our established products, although in 2009 and 2010 we did encounter delays in supplies of certain component parts needed to fill pending orders at LXE. We believe this situation reflected temporary capacity reductions in response to the slow economy rather than longer-term capacity reductions. In addition, from time to time the rollout of new standard products and our performance on certain programs at our D&S and Aviation segments have been adversely affected by quality and scheduling problems with developers/suppliers of critical subsystems. In some cases, these problems have resulted in significant additional costs to us and in difficulties with our customers. Such problems could have a material adverse effect on us if they recur in the future.

Competition

We believe that each of our reportable segments is an important supplier in our principal markets. However, these markets are highly competitive, and some of our competitors have substantial resources that exceed ours. We also compete against smaller, specialized firms.

In Aviation’s markets, our competitors include Thrane & Thrane, Chelton, Ltd., Tecom, Qualcomm, and VP Miltope. D&S competes with specialized divisions of large U.S. industrial concerns, such as Boeing, Lockheed Martin, L3 Communications, DRS Technologies, Inc., Northrop Grumman, Harris Corporation and BAE, as well as with companies outside the U.S., such as COMDEV. LXE’s principal competitors include Intermec, Motorola, and Psion Teklogix. Global Tracking’s competitors include Skywave on Inmarsat based solutions, and Skybitz and Numerex on Iridium based solutions. Some of these companies, as well as others, are both potential competitors for certain contracts and potential customers on other contracts. In addition, D&S occasionally experiences competition from existing or potential customers when these customers choose to develop and manufacture products internally rather than purchasing them from us.

We believe that the key competitive factors in all of our reportable segments are product performance (including quality and reliability), technical expertise and on-going support to customers, time-to-market, time-to-ship and adherence to delivery schedules and price.

15 of 107

Employees

As of December 31, 2010, we had approximately 1,160 employees. Approximately 62% of our personnel are directly involved in engineering or manufacturing activities. No employees are represented by a labor union. Management believes that our relationship with our employees is good.

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

Greenhouse gas emissions have increasingly become the subject of a large amount of international, national, regional, state and local attention. At this time, we do not believe that existing or pending climate change legislation, regulation, or international treaties or accords are reasonably likely to have a material effect in the foreseeable future on our business or markets that we serve, or on our results of operations, capital expenditures or financial position. However, the enactment of cap-and-trade proposals would likely increase the cost of energy, including purchases of electricity, and of certain raw materials that we use. In addition, future environmental regulatory developments related to climate change, whether pursuant to future treaty obligations or statutory or regulatory changes, are possible, and could increase our operating, manufacturing and delivery costs.

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

16 of 107

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the executive officers of the Company is set forth below:

Neilson A. Mackay, age 69, became President and Chief Executive Officer of the Company in November 2009. He served as Chief Operating Officer and Executive Vice President from July 2008, and as Executive Vice President - Strategy from December 2007. From March 2007 until December 2007, he held the positions of Vice President - Corporate Development and President, and from 2001 to 2007, he served as Senior Vice President and General Manager of the Company’s aviation business in Canada, formerly known as SATCOM. He joined the Company in January 1993, when the Company acquired an Ottawa, Ontario-based space satellite communications business of which he served as President.

Gary B. Shell, age 56, was appointed Senior Vice President, Chief Financial Officer and Treasurer of the Company in May 2008. He previously served as Vice President, Finance from November 2007 and as Vice President, Corporate Finance (2004-2007), and in those capacities was the Company’s chief accounting officer. He had served as Director, Corporate Finance from 1998 to 2004. He joined the Company in 1983 as Corporate Financial Analyst. Mr. Shell is a certified public accountant, having formerly served on the audit staff of KPMG LLP.

Timothy C. Reis, age 53, became Vice President and General Counsel of the Company in August 2005. He is responsible for the legal affairs of the Company and its operating subsidiaries. Mr. Reis first joined the Company in 2001 as Assistant General Counsel. Previously, he was engaged in the private practice of law with King & Spalding and as in-house counsel for United Parcel Service and for Manufacturers Hanover, a New York bank, focusing his practice on intellectual property and technology transactions.

Nils A. Helle, age 58, was appointed Vice President and Chief of Staff of the Company in September 2010. In this role, he oversees corporate development for EMS, which comprises of mergers, acquisitions and integration activities, strategic planning, corporate communications and information technology. From 2007 to 2010, Mr. Helle served as Vice President, Strategic Initiatives leading the business development and acquisitions efforts for the Company. He joined EMS’ Canadian-based aviation business in 2002 and until 2006 he served that business in various positions including Director of Programs and Director of Marketing. Prior to joining EMS, Mr. Helle was Vice President of Strategic Initiatives for Stratos Global, a leading global provider of Mobile Satellite Services (MSS) to aeronautical, maritime and remote land users.

David M. Sheffield, age 49, became Vice President, Finance and Chief Accounting Officer of the Company in August 2008. From 2005 until 2008, Mr. Sheffield served as Vice President, Finance and Accounting, for Allied Systems Holdings, Inc., a vehicle-hauling company providing a range of logistics and other support services to the automotive industry. From 2003 to 2005, he served as Vice President and Chief Accounting Officer for Matria Healthcare, Inc. Mr. Sheffield, a certified public accountant, also held senior accounting and finance positions with Rubbermaid, Gulfstream Aerospace and Safety-Kleen, after beginning his career with Deloitte & Touche LLP.

Constandino Koutrouki, age 44, was appointed Vice President and General Manager of the Company’s EMS Global Resource Management business unit in February 2011, a newly formed group created to align the strengths of, and gain more strategic coordination between, our LXE and Global Tracking businesses. He joined EMS in February 2009 following the Company’s acquisition of Satamatics Global Limited, a global telematics solutions provider, and served as Vice President and General Manager of the Company’s Global Tracking segment. Mr. Koutrouki joined Satamatics as Chief Financial Officer, and Chief Operating Officer in April 2006, and was named Chief Executive Officer in November 2007. Prior to joining Satamatics, he held various international management positions with Marconi Group’s telecom data networking equipment business, now a part of Ericsson.

Stephen M. Newell, age 43, became Vice President and General Manager of the Company’s LXE division in April 2009. He joined the Company’s Canadian-based aviation business in January 2003, and since then has been given assignments of increasing responsibilities, including appointment as Director, Military Aeronautical

17 of 107

Sales in 2004, Vice President, Military Sales in May 2006, and Vice President, Sales from May 2006 to March 2007 for that business. Prior to joining EMS, Mr. Newell was Manager of Avionics Systems at AIRIA, Inc. from November 2000 to January 2003, where he was responsible for the development of the Company’s Inmarsat-based aeronautical television system.

John C. Jarrell, age 50, was appointed Vice President and General Manager of the Company’s Aviation segment in November 2010. From 2008 to 2010, Mr. Jarrell worked for Sensis Corporation, a world leader in aviation automation, where he served most recently as Vice President and General Manager of Air Traffic Systems and oversaw Sensis’ aviation business strategy. From 1998 to 2008, Mr. Jarrell held various positions at Societe Internationale De Telecommunications Aeronautiques (“SITA”), the world’s leading provider of air transport-focused applications, communications and information technology infrastructure. In his most recent position at SITA, he served as Senior Vice President, Airport & Desktop Services and Regional Customer Service and Operation.

Marion H. Van Fosson, age 52, became Vice President and General Manager of the Company’s D&S segment in August 2010. From 2008 until 2010, Mr. Van Fosson served as Vice President and General Manager of the Military Vehicle Systems business unit for BAE Systems, Inc., the U.S. subsidiary of BAE Systems plc, a world leader in the global defense market. From 2005 to 2008, he served as Director, Business Development of the Vehicle Systems business unit for BAE Systems, Inc. Prior to joining BAE, he held senior leadership positions of increasing responsibility with Northrop Grumman Corp.’s Electro-Optical Systems division (formerly Litton Electro-Optical Systems), most recently as the Present of that division. Mr. Van Fosson served 22 years in the U.S. Army, retiring as a Colonel.

Adoption of Shareholder Rights Plan

On July 27, 2009, the Company’s Board of Directors adopted a Shareholder Rights Plan (the “Plan”) to replace a similar plan adopted in 1999 that expired on August 6, 2009. Under the Plan, a dividend distribution of one right for each of the Company’s outstanding common shares was made to shareholders of record at the close of business on August 7, 2009. Upon the occurrence of certain triggering events, as set forth in the Plan, the rights would become exercisable. On January 4, 2011, the Board of Directors adopted an amendment to the Plan, which eliminated the concept of “disinterested directors” and related provisions effective January 4, 2011. Under the original Plan, any person affiliated or associated with a person or group who beneficially owns more than 20% of our outstanding shares would not qualify as a disinterested director. The original Plan required the consent of a majority of these disinterested directors to take significant actions under the Plan, including the amendment of the Plan or the redemption of the Rights under the Plan prior to specified triggering events. The amended Plan also includes other conforming changes consistent with the removal of the concept of disinterested directors.

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

18 of 107

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

As of December 31, 2010, we had approximately $60.5 million of goodwill and $41.3 million of other intangible assets on our consolidated balance sheet, collectively representing approximately 27% of our total assets. We test goodwill for impairment on an annual basis in the fourth quarter of the year. We are also required to test goodwill and other long-lived assets on an interim basis if an event occurs or circumstances change which indicate that an asset might be impaired. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in our share price and market capitalization, a decline in expected future cash flows for one or more of our business units, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower-than-expected growth rates, among others. Our tests in the fourth quarter of 2010 did not indicate an impairment. However, the estimated fair value of our Formation reporting unit did not exceed the carrying amount by a significant amount. If we are required to recognize an impairment loss in the future related to goodwill or long-lived assets, the related charge, although a noncash charge, could materially reduce reported earnings or result in a loss from continuing operations for the period in which the impairment loss is recognized.

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

19 of 107

We may encounter technical problems or contractual uncertainties, which can cause delays, added costs, lost sales and liability to customers.

From time to time we have encountered technical difficulties that have caused delays and additional costs in our technology development efforts. We are particularly exposed to this risk in new product development efforts and in fixed-price contracts on technically advanced programs at D&S and Aviation that require novel approaches and solutions. In these cases, the additional costs that we incur may not be covered by revenue commitments from our customers, and therefore reduce our earnings. In addition, technical difficulties can cause us to miss expected delivery dates for new product offerings, which could cause customer orders to fall short of expectations.

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

20 of 107

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

21 of 107

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

22 of 107

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

International sales significantly affect our financial performance. Approximately $111.9 million, $107.2 million and $132.5 million, or 31.5%, 29.8% and 39.6% of our net sales for 2010, 2009, and 2008, respectively, were derived from customers residing outside of the U.S. Adverse economic conditions in our customers’ countries, mainly in Western Europe, Latin America and the Pacific Rim, have affected us in the past, and could adversely affect future international revenues in all of our businesses, especially LXE. Unfavorable currency exchange rate movements can adversely affect the marketability of our products by increasing the local-currency cost. In addition to these economic factors directly related to our markets, there are risks and uncertainties inherent in doing business internationally that could have an adverse effect on us, such as potential adverse effects of political instability or changes in governments, changes in foreign income tax laws, and restrictions on funds transfers by us or our customers, as well as unfavorable changes in laws and regulations governing a broad range of business concerns, including proprietary rights, legal liability, and employee relations. All of these factors could cause significant harm to our net sales or earnings.

Unfavorable currency exchange rate movements could result in foreign exchange losses and cause our earnings to decline.

We have international operations, and we use forward currency contracts to reduce the earnings risk from holding certain assets and liabilities denominated in different currencies, but we cannot entirely eliminate those risks. In addition, our Canada-based business derives a major portion of its sales from agreements in U.S. dollars; but its costs are predominately in Canadian dollars; as a result, a stronger Canadian dollar would increase our costs relative to our U.S. net sales, and we are unlikely to recover these increased costs through higher U.S. dollar prices due to competitive conditions. For our LXE segment’s international subsidiaries, most trade payables are in U.S. dollars and relate to their purchases of equipment from LXE’s U.S. operations for sale in Europe; when the U.S. dollar weakens against the Euro or other international currencies, the value of the LXE subsidiaries’ trade payable decreases in the local currency and foreign exchange gains result. When the dollar strengthens, the opposite effects occur on the trade receivables and on the trade payables and foreign exchange gains and losses result. As a result of these factors, our financial results will continue to have an element of risk related to foreign currency exchange rates.

23 of 107

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

Most of our sales are on an open credit basis, with typical payment terms of up to 60 days in the U.S. and, because of local customs or conditions, longer in some markets outside the U.S. In the past, certain of our customers have experienced credit problems, up to and including bankruptcy. Future losses, if incurred, could harm our business and have an adverse effect on our operating results and financial condition. Additionally, to the degree that conditions in the credit markets make it more difficult for some customers to obtain financing, our customers’ ability to pay could be adversely impacted, which in turn could have an adverse impact on our business, operating results, and financial condition.

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

24 of 107

Our business could be negatively affected as a result of a proxy contest.

MMI Investments, L.P. and certain of its affiliates have begun a proxy contest relating to our 2011 annual meeting of shareholders, and they have nominated their own slate of four nominees for election to our board of directors. If the proxy contest continues, our business could be adversely affected because:

•	responding to proxy contests and other actions by activist shareholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees;

•	perceived uncertainties as to our future direction may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners; and

•	the election to our board of directors of individuals with a specific agenda may adversely affect our ability to effectively and timely implement our strategic plan and create additional value for our shareholders.

Changes in our consolidated effective income tax rate and the related effect on our results can be difficult to predict.

We earn taxable income in various tax jurisdictions around the world. The rates of income tax that we pay can vary significantly by jurisdiction, due to differing income tax rates and benefits that may be available in some jurisdictions and not in others. In particular, our earnings in Canada are subject to very low income taxes due to research-related tax incentives. As a result, our overall effective income tax rate depends upon the relative annual income that we earn in each of the tax jurisdictions where we do business, and the rate reported in our quarterly financial results depends on our expectations for such relative earnings for the balance of the year. Thus, even though our actual or expected consolidated earnings before taxes could remain unchanged, our income tax expenses and net earnings may still increase or decrease, depending upon changes in the jurisdictions in which we have generated or expect to generate those earnings. Additionally, changes in judgment regarding the realizability of deferred tax assets can also affect our income tax expense.

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

To support growth, we have made and may continue to make acquisitions of and investments in businesses, products and technologies that could complement or expand our businesses. However, if we should be unable to successfully negotiate with a potential acquisition candidate, finance the acquisition, or effectively integrate the acquired businesses, products or technologies into our existing business and products, our net sales and earnings could be adversely affected. Furthermore, to complete future acquisitions, we may issue equity securities, incur debt, assume contingent liabilities or the risk of unknown liabilities, or we may incur amortization expenses or write-downs of acquired assets as a result of future acquisitions, all of which could

25 of 107

cause our earnings or earnings per share to decline. We also may acquire businesses that do not perform as we expect, are subject to undisclosed or unanticipated liabilities, or are otherwise dilutive to our earnings.

Risks Related to our Common Stock

In addition to risks and uncertainties related to our operations, there are investment risks that could adversely affect the return to an investor in our common stock and could adversely affect our ability to raise capital for financing future operations.

Our operating results are volatile and difficult to predict. If our quarterly or annual operating results fall short of market expectations, or our guidance, the market value of our shares is likely to decline.

The quarterly net sales and earnings contributions of some of our segments are heavily dependent on customer orders or product shipments in the final weeks or days of the quarter. Due to some of the risks related to our business discussed above, it can be difficult for us to predict the timing of receipt of major customer orders, and we are unable to control timing decisions made by our customers. As a result, our quarterly operating results are difficult to predict even in the near term and a delay in an anticipated sale past the end of a particular quarter may negatively impact our results of operations for that quarter, or in some cases, that year. If our revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market the price of our common stock could decline substantially. Such a stock price decline could also occur when we have met our publicly stated revenue and/or earnings guidance.

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

26 of 107

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

Our corporate headquarters, and D&S’s and LXE’s domestic operations, are located in four buildings, three of which we own comprising approximately 290,000 square feet of floor space on 21 acres, as well as one that is leased totaling approximately 30,000 square feet (lease expires in 2015), all located in a suburb of Atlanta, Georgia. These facilities include drafting and design facilities, engineering laboratories, assembly and test areas, materials storage and control areas, and offices.

We lease approximately 160,000 square feet of office and manufacturing space for our Aviation segment, with the majority located in Ottawa, Ontario (lease to expire in 2017), with other facilities located in Moorestown, NJ (lease to expire in 2013), and Tewkesbury, UK (lease to expire in 2012). At the end of 2010, we transferred the operations from our facility in Takoma Park, MD (lease to expire in 2011) to our facility in Moorestown, NJ.

We lease several small sites in the U.S., Europe, Singapore, the UAE, and China for LXE sales offices. If any of these leases are terminated, we believe we could arrange for comparable replacement facilities on similar terms.

Item 3.	Legal Proceedings

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4.	[Reserved]

27 of 107

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The common stock of EMS Technologies, Inc. is traded on the NASDAQ Global Select Market (symbol ELMG). At March 7, 2011, there were approximately 420 shareholders of record; however, we believe that there were approximately 2,200 beneficial shareholders, based upon broker requests for distribution of Annual Meeting materials. The price range of the stock is shown below:

	2010 Price Range		2009 Price Range
	High	Low	High	Low

First Quarter	$16.82	12.42	$26.48	17.07
Second Quarter	17.70	13.78	21.45	16.93
Third Quarter	19.11	14.24	23.17	17.55
Fourth Quarter	20.51	16.81	20.37	12.00

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

28 of 107

SHAREHOLDER RETURN

The following performance graph and supporting data were not filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. However, this information is furnished as part of the Company’s 2010 Annual Report to Shareholders to comply with the requirements of Item 201(e) of Regulation S-K.

The annual changes for the five-year period shown in the graph are based on the assumption that $100 had been invested in the common stock of EMS Technologies, Inc. and each index on December 31, 2005.

29 of 107

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial data with respect to our operations. The data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto, which appear immediately following the signature page of this Annual Report on Form 10-K. The statement of operations data for each of the five years ended December 31, 2010, and the related balance sheet data have been derived from the audited consolidated financial statements (in thousands, except per share data).

	Years Ended December 31
	2010	2009	2008	2007	2006

Net sales	$355,225	359,972	335,045	287,879	261,119
Cost of sales	225,706	242,080	213,885	175,278	164,611
Selling, general and administrative expenses	90,080	86,481	81,426	74,561	66,335
Research and development expenses	20,970	18,947	20,110	18,773	15,816
Impairment loss on goodwill and related charges	384	19,891	-	-	-
Acquistion-related items	563	7,206	-	-	-

Operating income (loss)	17,522	(14,633)	19,624	19,267	14,357
Interest income	498	207	2,430	5,403	2,254
Interest expense	(1,904)	(2,181)	(1,679)	(1,953)	(1,921)
Foreign exchange loss, net	(192)	(808)	(586)	(1,390)	(710)

Earnings (loss) from continuing operations before income taxes	15,924	(17,415)	19,789	21,327	13,980
Income tax (expense) benefit	(1,859)	4,266	682	(2,080)	1,823

Earnings (loss) from continuing operations	14,065	(13,149)	20,471	19,247	15,803
Discontinued operations:
(Loss) earnings from discontinued operations before income taxes	-	(10,917)	-	(585)	24,427
Income tax benefit (expense)	-	4,001	-	82	(7,222)

(Loss) earnings from discontinued operations	-	(6,916)	-	(503)	17,205

Net earnings (loss)	$14,065	(20,065)	20,471	18,744	33,008

Net earnings (loss) per share:
Basic:
From continuing operations	$0.93	(0.87)	1.32	1.25	1.08
From discontinued operations	-	(0.45)	-	(0.03)	1.18

Net earnings (loss)	$0.93	(1.32)	1.32	1.22	2.26

Diluted:
From continuing operations	$0.92	(0.87)	1.31	1.24	1.08
From discontinued operations	-	(0.45)	-	(0.03)	1.17

Net earnings (loss)	$0.92	(1.32)	1.31	1.21	2.25

Weighted-average number of common shares outstanding:
Basic	15,191	15,169	15,452	15,354	14,621
Diluted	15,250	15,169	15,628	15,482	14,679

	As of December 31
	2010	2009	2008	2007	2006

Working capital related to continuing operations	$125,531	98,147	165,419	198,491	176,570
Total assets	372,944	374,145	327,365	323,800	291,684
Long-term debt, including current installments	28,972	27,750	10,552	13,720	14,857
Shareholders’ equity	257,020	237,091	242,742	247,126	213,083

No cash dividends have been declared or paid during any of the periods presented.

30 of 107

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading provider of wireless connectivity solutions over satellite and terrestrial networks. We keep people and systems connected wherever they are — on land, at sea, in the air or in space. Serving two broad markets, AeroConnectivity and Global Resource Management, our products and services enable universal mobility, visibility and intelligence. In 2009, our continuing operations included three reportable operating segments, Communications & Tracking, LXE and Defense & Space. In 2010, we realigned our business segments for strategic growth and replaced Communications & Tracking with two new segments, Aviation and Global Tracking. The following is a summary of our reportable operating segments for 2010:

•	Aviation – Includes the aviation business in Canada, and the Sky Connect and Formation businesses, which were acquired in August 2008 and January 2009, respectively. Aviation serves the AeroConnectivity market. It designs and develops satellite-based communications solutions through a broad array of terminals and antennas for the aeronautical market that enable end-users in aircraft to communicate over satellite and air-to-ground links. This segment also builds in-cabin connection devices and computers to process data on board aircraft, including rugged data storage, airborne connectivity, air-to-ground connectivity, and data recording and replay;

•	Defense & Space (“D&S”) – Supplies highly engineered subsystems for defense electronics and sophisticated satellite applications to the AeroConnectivity market. D&S’ products, applications and services support four major areas — Space, RADAR, Satellite Communications (“Satcom”) and Datalinks which provide military communications, surveillance, electronic warfare, and countermeasures, as well as commercial communications technologies and subsystems in support of high-definition television, satellite radio, and live TV for innovative airlines;

•	LXE – Provides rugged mobile terminals and wireless data networks used for logistics applications such as distribution centers, warehouses and container ports. LXE serves the Global Resource Management broad market, and operates mainly in three target markets: the Americas market, which is comprised of North, South and Central America; and the International market, which is comprised of all other geographic areas, with the highest concentration in Europe; and direct sales to original equipment manufacturers (“OEM”); and

•	Global Tracking – Includes the asset tracking and emergency management operations of our Aviation business in Canada, and the Satamatics business, which was acquired in February 2009. Global Tracking serves the Global Resource Management market and provides satellite-based machine-to-machine mobile communications equipment and services to track, monitor and control remote, mobile

31 of 107

and fixed assets. Additionally, Global Tracking provides equipment for the Cospas-Sarsat search and rescue system and incident management software for rescue coordination worldwide.

In February 2011, we formed EMS Global Resource Management, which is a combination of the LXE and Global Tracking segments. We have also begun the alignment of Aviation and D&S as the AeroConnectivity group. We have included the sales, cost of sales percentages, operating income and Adjusted EBITDA for these two groups in the section entitled “Supplemental Information” following the segment analysis below.

We sell LXE and the majority of Global Tracking and Aviation products for commercial applications. Aviation and Global Tracking also sell products for military applications. We sell D&S products primarily for defense and space applications. Sales of products for U.S. government end-use comprised 23.7%, 29.7% and 26.3% of our net sales in 2010, 2009 and 2008, respectively.

Our sales to customers in the U.S. accounted for 68.5%, 70.3% and 60.4% of our consolidated net sales in 2010, 2009 and 2008, respectively. The remainder of our sales were to customers in markets outside of the U.S. Net sales from our markets outside the U.S. have generally increased when the Euro and other local functional currencies have increased in value as compared with the U.S. dollar.

Financial and Performance Highlights of 2010

Following is a summary of significant factors affecting our business in 2010:

•	Consolidated net sales reached $355.2 million in 2010 and though down slightly from 2009 were the Company’s second highest level in its history. The recovery in the North American markets fueled the resurgence of LXE’s logistic business in 2010, which recorded a $31.8 million increase (nearly 30%) in net sales compared with 2009. Net sales from our Global Tracking business were also higher, but to a lesser extent. These increases were offset by lower net sales at D&S and Aviation. The lower net sales at D&S were primarily a result of a significant military research project that was concluded in 2009 and, therefore, did not contribute to net sales in 2010. Aviation’s lower net sales reflect the effects of the global economic slow-down on the markets served by that segment. Aviation’s markets were slower to feel the effects of the recession and have been slower to recover.

•	Operating income from continuing operations was $17.5 million in 2010, with positive operating profits contributed by each of our four operating segments. LXE returned to profitability in 2010 mainly due to a higher volume of product shipments to the North American markets in 2010. 2009 included a large goodwill impairment charge and higher acquisition costs than 2010. Management’s cost reduction efforts in 2010 and in previous years also led to higher profitability in 2010 compared with the previous year. Improved margin contribution on the same level of net sales as 2009, and controlled spending on selling, marketing and administrative expenses also allowed for a higher level of investment in research and development efforts than in previous years.

•	Certain of our markets continue to see the unfavorable impact of the economy and they are not immune to increasing pressures and risks. We expect that we will continue to be faced with these economic pressures through 2011. The economy and other factors could cause a decline in expected future cash flows for one or more of our business units and it is reasonably possible that we may be required to recognize impairment losses related to goodwill or other long-lived assets.

Description of Net Sales, Costs and Expenses

Net sales

The amount of net sales is generally the most significant factor affecting our operating income in a period. We recognize product-related sales under most of our customer agreements when we ship completed units or complete the installation of our products. If multiple deliverables are involved in a revenue arrangement, or if

32 of 107

software included in an offering is more than incidental to a product as a whole, we recognize revenue in accordance with ASC Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, or ASC Subtopic 985-605, Software-Revenue Recognition, as applicable. If the customer agreement is in the form of a long-term development and production contract, we generally recognize revenue under the percentage-of-completion method, using the ratio of cost-incurred-to-date to total-estimated-cost-at-completion as the measure of performance. Estimated cost-at-completion for each of these contracts is reviewed on a routine periodic basis, and adjustments are made periodically to the estimated cost-at-completion based on actual costs incurred, progress made, and estimates of the costs required to complete the contractual requirements. When the estimated cost-at-completion exceeds the contract value, the entire estimated loss resulting from the projected cost overruns is immediately recognized.

We also generate sales from product-related service contracts, repair services, airtime and mapping services, and engineering services projects. We recognize revenue from product-related service contracts and extended warranties ratably over the life of the contract. We recognize revenue from repair services and tracking, voice, and data services as services are rendered. We recognize revenue from contracts for engineering services using the percentage-of-completion method for fixed price contracts, or as costs are incurred for cost-reimbursement contracts.

Cost of sales

Product cost of sales includes the cost of materials, payroll and benefits for direct and indirect manufacturing labor, engineering and design costs, outside costs such as subcontracts, consulting or travel related to specific contracts, and manufacturing overhead expenses such as depreciation, utilities and facilities maintenance. We also include amortization of intangible assets for developed technologies in cost of sales.

We sell a wide range of advanced wireless communications products into markets with varying competitive conditions, and cost of sales as a percentage of net sales varies by product. Consequently, the mix of products sold in a given period is a significant factor affecting our operating income.

The cost-of-sales percentage is principally a function of competitive conditions as well as product and customer mix, but Aviation, LXE and to a lesser extent Global Tracking, are also affected by changes in foreign currency exchange rates. The impact from foreign currency exchange rates is mainly because our Canadian-based Aviation and Global Tracking businesses derive most of its net sales from contracts denominated in U.S. dollars, but incurs most of its costs in Canadian dollars. When the U.S. dollar weakens against the Canadian dollar, our reported manufacturing costs for our Canadian-based business increase relative to its net sales, which increases the cost-of-sales percentage. When the U.S. dollar strengthens, the opposite effect generally results. Our LXE business derives a significant portion of its net sales from international markets, mainly in Euros, but incurs most of its costs in U.S. dollars. When the U.S. dollar weakens against the Euro and other international currencies, our reported net sales generally increase relative to our costs, which decreases the cost-of-sales percentage. When the U.S. dollar strengthens, the opposite effect generally results.

Service cost of sales is based on labor and other costs recognized as incurred to fulfill obligations under most of our service contracts, and the cost of airtime for providing tracking, voice and data services. Cost of sales for long-term engineering services contracts are based on labor and other costs incurred.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses include salaries, commissions, bonuses and related overhead costs for our personnel engaged in sales, administration, finance, information systems and legal functions. Also included in SG&A expenses is amortization of intangible assets for trademarks, trade names and customer lists as well as costs of engaging outside professionals for consultation on legal, accounting, tax and management information system matters, auditing and tax compliance, and general corporate expenditures

33 of 107

to other outside suppliers and service providers. Certain costs that are clearly related to production constitute a part of inventory costs and are included in cost of sales when the related products are sold.

Research and development expenses

Research and development (“R&D”) expenses represent the cost of our development efforts, net of reimbursement under specific customer-funded R&D agreements and government assistance programs. R&D expenses include salaries of engineers and technicians and related overhead expenses, the cost of materials utilized in research, and additional engineering or consulting services provided by independent companies. R&D costs are expensed as they are incurred. We also often incur significant development costs to meet the specific requirements of customer contracts in D&S, and Aviation and we report these costs in the consolidated statements of operations as cost of sales if the underlying research efforts are to meet specific requirements of customer contracts. Otherwise, they are recorded as a reduction of research and development expense.

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

Foreign exchange gains and losses

We recognize foreign exchange gains and losses at any of our subsidiaries that have assets and liabilities that are denominated in a currency different than its local functional currency. For our Canada-based Aviation and Global Tracking businesses, most trade receivables are denominated in U.S. dollars; when the U.S. dollar weakens against the Canadian dollar, the value of trade receivables decreases in the local currency and foreign exchange losses result. For our LXE segment’s international subsidiaries, most trade payables are in U.S. dollars and relate to their purchases of equipment from LXE’s U.S. operations for sale in Europe; when the U.S. dollar weakens against the Euro or other international currencies, the value of the LXE subsidiaries’ trade payables decreases in the local currency and foreign exchange gains result. When the U.S. dollar strengthens, the opposite effects occur on the trade receivables and on the trade payables and foreign exchange gains and losses result.

We regularly assess our exposures to changes in foreign currency exchange rates and as a result, we enter into forward currency contracts to reduce those exposures. The notional amount of each forward currency contract is based on the amount of exposure for net assets or liabilities subject to changes in foreign currency exchange

34 of 107

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

Income tax expense can also be impacted by items that are reflected as expenses for financial reporting purposes, but are not deductible for income tax reporting purposes, and by judgments regarding any uncertain tax positions. Additionally, changes in judgment regarding the realizability of deferred tax assets can also affect the income tax expense.

The tax effects of discontinued operations are reflected in discontinued operations in the consolidated statement of operations.

Discontinued operations

Prior to 2008, we disposed of our Space & Technology/Montreal (“S&T/Montreal”), Satellite Networks (“SatNet”) and EMS Wireless divisions. The losses reported in discontinued operations relate directly to the resolution of various contingencies, representations or warranties as specified under the standard indemnification provisions of the sales agreements. We record a liability related to a contingency, representation or warranty when management considers that the liability is both probable and can be reasonably estimated.

35 of 107

Results of Operations

The following table sets forth items from the consolidated statements of operations as reported and as a percentage of net sales (or product net sales and service net sales for product cost of sales and service cost of sales, respectively) for each period (in thousands, except percentages):

	Years Ended December 31
	2010		2009		2008

Product net sales	$297,354	83.7%	$281,153	78.1%	$273,268	81.6%
Service net sales	57,871	16.3	78,819	21.9	61,777	18.4

Net sales	355,225	100.0	359,972	100.0	335,045	100.0

Product cost of sales	201,206	67.7	194,443	69.2	175,837	64.4
Service cost of sales	24,500	42.3	47,637	60.4	38,048	61.6

Cost of sales	225,706	63.5	242,080	67.3	213,885	63.8
Selling, general and administrative expenses	90,080	25.4	86,481	24.0	81,426	24.3
Research and development expenses	20,970	5.9	18,947	5.3	20,110	6.0
Impairment loss on goodwill and related charges	384	0.1	19,891	5.5	-	-
Acquisition-related items	563	0.2	7,206	2.0	-	-

Operating income (loss)	17,522	4.9	(14,633)	(4.1)	19,624	5.9
Interest income	498	0.1	207	0.1	2,430	0.7
Interest expense	(1,904)	(0.4)	(2,181)	(0.6)	(1,679)	(0.5)
Foreign exchange (loss) gain, net	(192)	(0.1)	(808)	(0.2)	(586)	(0.2)

Earnings (loss) from continuing operations before income taxes	15,924	4.5	(17,415)	(4.8)	19,789	5.9
Income tax (expense) benefit	(1,859)	(0.5)	4,266	1.1	682	0.2

Earnings (loss) from continuing operations	14,065	4.0	(13,149)	(3.7)	20,471	6.1
Loss from discontinued operations	-	-	(6,916)	(1.9)	-	-

Net earnings (loss)	$14,065	4.0%	$(20,065)	(5.6)%	$20,471	6.1%

Years ended December 31, 2010 and 2009:

Net sales of $355.2 million in 2010 were just slightly below net sales in 2009. LXE’s net sales in 2010 were $31.8 million higher than in 2009, an increase of 29.0%, mainly due to higher product shipments in the Americas market. LXE’s product sales were also higher, but to a lesser extent, in the International market, and from a new source of revenue from direct sales to OEMs. The increase in net sales at Global Tracking was primarily a result of the timing of the acquisition of our asset-tracking product line February 2009 and additional airtime revenues. Net sales were lower at D&S mainly due to the conclusion of work performed on a significant military communications research project in the fourth quarter of 2009, and therefore not included in the 2010 results. Net sales were lower at Aviation primarily due to a lower volume of shipments of connectivity products and Inmarsat high-speed-data and antenna products reflecting the slow-down in the Aviation commercial business since the third quarter of 2009.

Product net sales of $297.4 million in 2010 were 5.8% higher than in 2009. Product net sales were higher in 2010 mainly due to a higher volume of terminals shipped by LXE partially offset by the lower product net sales at Aviation. Aviation’s product net sales were lower due to a lower volume of shipments of our connectivity products and Inmarsat high-speed-data and antenna products to commercial markets. Service net sales of $57.9 million in 2010 were 26.6% lower than service net sales in 2009 mainly due to the conclusion

36 of 107

of significant work performed on a military communications research project by D&S. As a result, product net sales comprised a higher percentage of total net sales in 2010 compared with 2009.

Overall cost of sales as a percentage of consolidated net sales was lower in 2010 compared with 2009 due to lower cost-of-sales percentages reported by three of our four reportable operating segments, and a higher percentage of net sales generated from our LXE and Global Tracking segments which have lower cost-of-sales percentages than our other two segments. Product cost of sales and service cost of sales as a percentage of their respective net sales were lower in 2010 compared with 2009. Product cost of sales was lower in three of our four segments mainly due to cost reduction efforts targeted at reducing certain product costs at Global Tracking, a higher production volume at LXE, a more favorable product mix, and improved program execution at D&S. The lower service cost-of-sales percentage was mainly due to a lower proportion of service revenues generated from our D&S segment, which has a higher service cost-of-sales percentage than our other three reportable operating segments.

Selling, general and administrative expenses as a percentage of consolidated net sales increased in 2010 compared with 2009. Actual expenses were $3.6 million higher in 2010 compared with the same period in 2009 mainly due to additional marketing and selling costs related to the higher sales at LXE, which has a higher commission structure than our other operating segments, additional costs related to the acquired product lines that were included for a full year in 2010, the net unfavorable effect of changes in foreign currency exchange rates on our international operations, and higher incentive compensation costs due to the improved performance of the Company in 2010 compared with 2009. These higher costs were partially offset by management’s cost reduction efforts mainly at our Aviation and D&S segments, and a $0.9 million decrease in severance charges in 2010. SG&A costs could increase in 2011 due to potential costs associated with a recent announcement by one of our shareholders that it intends to nominate four directors to the EMS Board.

Research and development expenses were $2.0 million higher in 2010 than in 2009 mainly for the development of new product offerings, as well as certain product enhancements. A higher proportion of these expenditures were recoverable in 2010 compared with the same period in 2009 from the Canadian government and certain commercial contracts which partially offset the higher research and development expenditures. The unfavorable effects of changes in foreign currency exchange rates on our Canadian operations also contributed to the higher expenses in 2010.

Acquisition-related items of $0.6 million in 2010 were primarily for professional fees related to acquired research and development tax credits and an adjustment in the earn-out liability for changes in payments to be made for one of the acquisitions completed in the first quarter of 2009. Acquisition-related charges were $7.2 million in 2009. These costs were primarily related to professional fees for legal, due-diligence, valuation, and integration services for the acquisition of our Formation and Satamatics businesses (see Note 2 to the consolidated financial statements in this Annual Report for additional information on these business combinations).

Interest expense was $0.3 million lower in 2010 than in 2009 mainly due to lower average outstanding borrowings under our revolving credit facility in 2010.

Our foreign exchange net loss was $0.6 million lower in 2010 than in 2009. These net losses were from the conversion of assets and liabilities not denominated in the functional currency and changes in the fair value of forward contracts used to hedge against currency exposure.

We recognized income tax expense of $1.9 million 2010 equal to 12% of earnings from continuing operations before income taxes. The Company’s effective income tax rate is generally less than the amounts computed by applying the U.S. federal income tax rate of 34% due to a portion of earnings being earned in Canada, where the Company’s effective rate is much lower than the rate in the U.S. due to research-related tax benefits. In the year ended December 31, 2010, the rate was higher than it otherwise would have been since tax benefits for certain loss jurisdictions have not been recognized. We recognized an income tax benefit of $4.3 million for continuing operations in 2009. Earnings were generated in Canada, where we have a much lower effective rate than in the U.S. or other locations due to research-related tax benefits. Other jurisdictions incurred losses, which generated a tax benefit. In addition we recognized a change in estimate of $1.9 million for prior-year

37 of 107

research and development credits in the U.S. after completion of an Internal Revenue Service examination. No tax benefit was recognized for the loss on impairment of goodwill in 2009.

Years ended December 31, 2009 and 2008:

Net sales increased by 7.4% to $360.0 million from $335.0 million in 2009 compared with 2008, reflecting growth in net sales from three of our four reportable operating segments, Aviation, D&S and Global Tracking, with increases of 33.6%, 19.5% and 77.0%, respectively. Net sales were higher in our Aviation and Global Tracking segments as a result of our air-to-ground and asset tracking product lines acquired in 2009. Net sales from Aviation’s organic product lines in 2009 were lower than 2008, and 2009 included no revenue from the Inmarsat development project that was concluded in 2008. D&S’s net sales were higher in 2009 mainly due to significant work performed on a military communications research project and increased activity on both military and commercial programs. LXE’s net sales in 2009 were $36.4 million lower than the same period in 2009, a decrease of 25.0%, with a decrease in net sales in both the Americas and International markets, both impacted by the global economic recession in 2009.

Product net sales increased by 2.9% to $281.2 million in 2009 compared with 2008. This was primarily due to the product net sales generated from our recently acquired product lines and increased activity on both defense and commercial programs, including significant work to supply phase-shifter products for a military program, and antennas for systems that provide connectivity to the internet, live television programs and cellular services on-board commercial aircraft. These increases were partially offset by a lower number of terminals shipped by LXE in both the International and Americas markets and lower sales of high-speed-data aeronautical products from the organic product lines by Aviation. Service net sales increased by 27.6% to $78.8 million in 2009 as compared with the same period in 2008, mainly due to significant work performed on a military communications research project by D&S, and the service revenue generated from our newly acquired product lines at Aviation and Global Tracking. As a result, service net sales comprised a higher percentage of total net sales in 2009 as compared with 2008.

Overall cost of sales as a percentage of consolidated net sales was higher in 2009 compared with 2008 due to higher cost-of-sales percentages reported by three of our four reportable operating segments. Product cost of sales as a percentage of net sales was higher in 2009 compared with 2008. The increase in product cost of sales as a percentage of net sales was mainly due to the acquisition of our new product lines in 2009 at Aviation and Global Tracking, which had higher cost-of-sales percentages than most of our organic product lines, primarily due to the amortization of intangible assets. Another factor contributing to the higher product-cost-of sales percentage in 2009 was a higher percentage of net sales generated by our D&S segment, which has a higher cost-of-sales percentage than our other three reportable operating segments. LXE also contributed to the higher product cost-of-sales percentage with the lower production volume over which fixed costs were absorbed. 2009 also had an unfavorable effect of changes in foreign currency exchange rates and additional severance costs of $1.8 million. The additional severance costs recorded in 2009 were for a reduction in workforce across all divisions to realign the staffing needs of the businesses with the economic conditions at that time. Service cost of sales as a percentage of net sales was lower in 2009 compared with 2008. The decrease in the service cost-of-sales percentage was mainly due to an increase in service revenue from our asset tracking product line acquired at Global Tracking which had a lower cost-of-sales percentage than our other three operating segments. Service cost of sales as a percentage of net sales was also lower in 2009 compared with 2008 due to lower volume of repairs experienced under existing maintenance contracts at our D&S and LXE segments in 2009.

Selling, general and administrative expenses as a percentage of consolidated net sales decreased slightly in 2009 compared with 2008. Actual expenses grew by $5.1 million in 2009 compared with 2008 mainly due to the additional costs related to the acquired product lines, including additional amortization of intangible assets. These additional costs were partially offset by the impact of management’s continued cost reduction efforts and the favorable effect of changes in foreign currency exchange rates on our LXE international and Canadian operations.

Research and development expenses were $1.2 million lower in 2009 than in 2008 mainly due to additional funding received from the Canadian government under a program to encourage technology development in

38 of 107

areas such as satellite communications, reduced spending due to cost control measures, and the completion of certain internal development programs at Aviation and LXE in 2009. Research and development expenses were also affected by the favorable effect of changes in foreign currency exchange rates in 2009. These decreases in expenses were partially offset by additional research and development expenses related to our recently acquired product lines.

An impairment loss on goodwill of $19.9 million was recorded by our LXE segment in 2009. We completed our annual evaluation for goodwill impairment in the fourth quarter of 2009 and concluded that the goodwill of our LXE segment might be impaired since the estimated fair value of the reporting unit was less than the carrying amount. The amount of the impairment loss was determined by comparing the carrying amount of the goodwill for the reporting unit to the implied fair value of the goodwill determined in accordance with current accounting standards. While the carrying amount exceeded the estimated fair value by only $6.0 million, the impairment loss was measured as $19.9 million. The requirements to determine the impairment loss stipulate that the estimated fair value of all assets and liabilities of the reporting unit be determined similar to the method used in a business combination. The aggregate fair value of the assets and liabilities, including those not reflected in the carrying amount, is compared to the estimated reporting unit fair value with the difference being implied goodwill. The excess of goodwill on the balance sheet over this implied goodwill is the impairment loss. For a reporting unit with unrecognized intangible assets or other assets whose fair value exceeds the carrying amount, the amount of the impairment loss will exceed the reporting unit fair value deficiency since the accounting rules do not allow for a step up in fair value for these other assets in this process.

Acquisition-related charges of $7.2 million in 2009 were primarily for professional fees for legal, due-diligence, valuation, and integration services for the acquisition of our Formation and Satamatics businesses, as well as increases in the estimated fair value of the earn-out liability associated with one of the acquisitions. The fair value increased by $3.2 million during 2009 primarily related to accretion in the liability from the acquisition date, changes in the expected earn-out payments based on the results of 2009, and an agreement between the Company and the sellers of the acquired entity to set the 2010 earn-out at a fixed amount, which settled the contingency.

Interest income was $2.2 million lower in 2009 than in 2008 mainly as a result of lower average investment balances and, to a lesser extent, lower average interest rates earned on our investment balances.

Interest expense was $0.5 million higher in 2009 than in 2008 mainly due to borrowings under our revolving credit facility incurred in the first quarter of 2009 to partially fund business acquisitions.

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

We recognized an income tax benefit of $4.3 million for continuing operations in 2009. Earnings were generated in Canada, where we have a much lower effective rate than in the U.S. or other locations due to research-related tax benefits. Other jurisdictions incurred losses, which generated a tax benefit. In addition, we recognized a change in estimate of $1.9 million for prior-year research and development credits in the U.S. after completion of an Internal Revenue Service examination. No tax benefit was recognized for the loss on impairment of goodwill. Income tax for 2008 was a net benefit of $0.7 million. A $0.9 million tax benefit was recognized in 2008 related to revised estimates for research and development costs qualifying for U.S. Federal tax credits from prior years. We also recognized a $1.3 million benefit in 2008 from the reduction of the valuation allowance against deferred tax assets based upon the expected continuing profitability of our Canadian business.

39 of 107

Segment Analysis

Our net sales, cost-of-sales (as a percentage of respective segment net sales), operating income (loss), and Adjusted EBITDA for the years ended December 31, 2010, 2009 and 2008 were as follows for each of our reportable operating segments (in thousands, except percentages):

				Percentage
	Years Ended			Increase (Decrease)
	2010	2009	2008	2010 vs 2009	2009 vs 2008

Net sales:
Aviation	$106,787	123,909	92,724	(13.8)%	33.6
Defense & Space	67,906	91,579	76,643	(25.8)	19.5
LXE	141,217	109,441	145,885	29.0	(25.0)
Global Tracking	40,676	35,043	19,793
Less intercompany sales	(1,361)	—	—

Total	$355,225	359,972	335,045	(1.3)	7.4

Cost of sales percentage:
Aviation	64.3%	63.0	54.9	1.3	8.1
Defense & Space	75.3	80.1	77.0	(4.8)	3.1
LXE	59.7	63.6	60.3	(3.9)	3.3
Global Tracking	49.4	59.6	76.2	(10.2)	(16.6)

Total	63.5	67.2	63.8	(3.7)	3.4

Operating income (loss):
Aviation	$6,299	10,959	15,315	(42.5)	(28.4)
Defense & Space	6,092	7,314	6,381	(16.7)	14.6
LXE	7,522	(26,531)	2,861	(2)		(2)
Global Tracking	1,540	424	(1,128)	263.2		(2)
Corporate & Other	(3,931)	(6,799)	(3,805)	(2)		(2)

Total	$17,522	(14,633)	19,624	(2)		(2)

Adjusted EBITDA(1)
Aviation	$14,254	20,166	19,918	(29.3)	1.2
Defense & Space	9,521	10,905	9,641	(12.7)	13.1
LXE	11,339	(3,184)	6,950	(2)	(145.8)
Global Tracking	5,323	4,324	(647)	23.1		(2)
Corporate & Other	(160)	3,480	443	(104.6)	685.6

Total	$40,277	35,691	36,305	12.8	(1.7)

(1)	Adjusted EBITDA is a financial measure that is not defined with generally accepted accounting principles (“GAAP”) in the United States. See section entitled “Adjusted EBITDA” for an explanation of this measure and a reconciliation to net earnings.

(2)	The percentage change is not calculable or not meaningful.

Aviation: Net sales were $17.1 million lower in 2010 compared with 2009 mainly due to a lower volume of shipments of Aviation’s air-to-ground connectivity products. Shipments were lower for Aviation’s air-to-ground connectivity products into the air transport market due to delays in customer orders resulting from changes in the airline’s rollout schedule of connectivity, and to a transition to a new buying pattern by our customer to

40 of 107

acquire inventory as needed to meet scheduled installations instead of maintaining a stock of inventory on-hand. Another contributing factor to the lower net sales in 2010 was a lower volume of shipments of Aviation’s Inmarsat high-speed-data terminal and antenna products reflecting the slow-down in the Aviation commercial business beginning in the third quarter of 2009. Net sales were $31.2 million higher in 2009 compared with 2008. The increase was mainly due to the sales generated from our air-to-ground aero-connectivity product line acquired in 2009, which contributed $41.3 million of additional net sales in that year. This increase in net sales was partially offset by lower net sales of high-speed-data aeronautical products into the military and air transport markets in 2009 compared with 2008. Net sales from the business jet market were also lower in 2009 compared with 2008. Sales of new corporate aircraft declined in 2009 due to general economic conditions and a high level of inventory of used aircraft. Positive customer acceptance of new equipment offerings in 2009 helped to fuel sales of SwiftBroadband products. Revenues for 2008 included the development of the Inmarsat global satellite/GSM phone, which was concluded in 2008 and, therefore, had no effect on the results of 2009.

Cost of sales as a percentage of net sales was higher in 2010 compared with 2009 mainly due to a higher concentration of revenues generated from engineering services in 2010, which has a lower cost-of-sales percentage than Aviation’s other service offerings. Aviation’s product cost-of-sales percentage remained relatively unchanged in 2010 compared with 2009. A more favorable product mix offset the impact of lower production volumes, the negative impact of a net increase in estimated costs on long-term production and development projects, and the unfavorable effects of changes in foreign currency exchange rates that affected our reported international costs in 2010 compared with 2009. The cost of sales as a percentage of net sales was higher in 2009 compared with 2008 mainly due to a less favorable product mix and higher amortization costs of intangible assets from our new product line acquired in 2009.

Operating income was lower by $4.7 million in 2010 compared with 2009. The lower operating income was mainly due to a lower margin contribution from the decrease in net sales generated in 2010. The lower operating income was also lower due to a less favorable cost-of-sales percentage, and higher research and development expenses in 2010, partially offset by lower selling, general and administrative expenses. These lower selling, general and administrative expenses were mainly a result of staff reductions made in the second quarter of 2010, and from certain cost centers that supported the Aviation segment in 2009 that began supporting Global Tracking in 2010. The higher research and development expenses were primarily a result of additional spending on the development of new satellite connectivity products, and modifications to existing products to expand our current product offerings into other avionics platforms. Selling, general and administrative expenses and research and development expense were also impacted by the unfavorable effects of foreign currency exchange rates in 2010. Operating income was $4.4 million lower in 2009 as compared with 2008. This was primarily as a result of higher selling, general and administrative expenses, additional intangible asset amortization costs from our new product line, and severance charges of approximately $0.7 million in 2009, which offset the higher margin contribution from an increase in net sales generated, and the favorable effects of foreign currency exchange rates in 2009. Operating income as a percentage of net sales was 5.9%, 8.8% and 16.5% in 2010, 2009 and 2008, respectively.

Adjusted EBITDA of $14.3 million in 2010 was $5.9 million lower than 2009 primarily due to lower operating income contributed by our air-to-ground connectivity products and a $1.0 million unfavorable change in foreign currency gains and losses in 2010 compared with 2009. Adjusted EBITDA of $20.2 million in 2009 was $0.2 million higher than 2008 mainly due the operating income contributed by our air-to-ground connectivity product line acquired in 2009, and a $1.2 million favorable change in foreign currency gains and losses year-over-year. These increases in Adjusted EBITDA in 2009 were partially offset by lower operating income contributed by Aviation’s organic product line reflecting the slow-down in the Aviation market in 2009 compared with 2008.

Defense & Space: Net sales were $23.7 million lower in 2010 than 2009 and were $14.9 million higher in 2009 compared with 2008. The work performed on a large military satellite communications research project was an individually significant contributor to the net sales increase in 2009 but the work was completed in the fourth quarter of 2009 and did not contribute to net sales in 2010. As a result, D&S reduced capacity through an operational transition and workforce reduction in the fourth quarter of 2009 resulting in a lower cost-

41 of 107

structure for its business for 2010. In comparing 2009 to 2008 more work was performed on both defense and commercial programs, including significant work to supply phase-shifter products for a military program, and antennas for systems that provide connectivity to the internet, live television programs and cellular services on-board commercial aircraft. Order backlog of long-term development and production contracts was $73.1 million at December 31, 2010, a decrease of $16.5 million from December 31, 2009. Orders slowed during 2010 mainly as a result of delays in customer funding. The delay in customer orders and a less favorable contract mix in the near-term is expected to cause operating profit to be significantly lower for D&S in 2011 as compared with 2010.

Cost of sales as a percentage of net sales was lower in 2010 compared with 2009. The lower cost-of-sale percentage was mainly due to a net decrease in estimated costs to complete long-term development and production programs resulting from improved program execution, and production efficiencies gained on certain projects, and lower severance charges by approximately $1.3 million in 2010 compared with 2009. Cost of sales as a percentage of net sales was higher in 2009 as compared with 2008 mainly due to an unfavorable mix of contracts and an increase in costs from a higher volume of subcontracted projects utilized to meet scheduling demands for certain military programs. Cost of sales as a percentage of net sales was also higher in 2009 as compared with 2008 due to unfavorable contract performance experienced on certain programs in 2009.

Operating income was lower by $1.2 million in 2010 as compared with 2009. The lower operating income was mainly due to the decrease in net sales generated in 2010 and higher research and development expenses. These effects were partially offset by lower selling, general and administrative expenses from management’s cost reduction efforts initiated in 2009 to realign D&S’s cost structure with the expected needs of its business. Operating income improved by $0.9 million in 2009 as compared with 2008. Operating income improved mainly due to the increase in net sales generated in 2009, and lower selling, general and administrative expenses. These effects were partially offset by additional severance charges of approximately $1.6 million in 2009. The lower selling, general and administrative costs were mainly a result of a lower cost structure resulting from workforce reductions that occurred in 2009. Research and development expenses were higher by $0.3 million in both 2010 and 2009 compared with the previous year due to increased efforts to expand our product offerings. Our R&D efforts included development toward new antenna products, advanced technology to improve tracking and stabilization for satcom and data links antennas, and core elements for next generation RADAR systems, among several other research and development efforts. We believe the investments in these products and technologies will enable D&S to provide next generation off-the-shelf products and product building blocks for antenna systems and volume manufacturing capabilities. Operating income as a percentage of net sales was 9.0% in 2010, 8.0% in 2009 and 8.3% in 2008.

Adjusted EBITDA decreased by $1.4 million in 2010 as compared with 2009 mainly due to a decrease in operating income in 2010. Adjusted EBITDA increased by $1.3 million in 2009 as compared with the previous year mainly due to an increase in operating income in 2009.

LXE: Net sales were $141.2 million in 2010, the second highest level of annual net sales ever reported by LXE. Net sales increased by $31.8 million, or 29.0%, in 2010 compared with 2009, mainly due to an increase in net sales in the Americas market, reflecting a recovery in the overall market in 2010. Net sales were also higher in 2010 in the International market. The increase in net sales in the Americas market resulted primarily from a higher volume of terminals shipped in that market, in response to a higher demand for rugged handheld computer products. The increase in net sales in the International market was mainly due to a higher volume of terminals shipped in that market partially offset by an unfavorable effect of changes in foreign currency exchange rates on the reported net sales. Sales generated from handheld computer products introduced in the fourth quarter of 2009 to the OEM market gained acceptance in certain service industries in 2010 and represented $9.7 million, or 6.9%, of net sales in 2010. Net sales in 2009 were $36.4 million lower, a decline of 25.0%, compared with 2008, reflecting the impact of the slowdown in the global economy. Net sales were lower in both the International and Americas markets in 2009 primarily from a lower number of terminals shipped in both markets. Net sales were unfavorably impacted in 2009 compared with 2008 by the foreign currency translation effect on the reported net sales for LXE’s International market.

42 of 107

Cost of sales as a percentage of net sales was lower in 2010 compared with 2009 mainly due to management’s cost reduction efforts, and a higher production volume over which fixed costs were absorbed. Another factor affecting the cost of sales as a percentage of net sales in 2010 was a $1.3 million reduction in cost of sales for purchased items previously included in accounts payable that were determined to no longer be liabilities. The effects of these reductions in cost of sales as a percentage of net sales were partially offset by an unfavorable effect of changes in foreign currency exchange rates that affected our reported International net sales in 2010. Revenues are generally denominated in the local functional currency but product costs are denominated in the U.S. dollar, which was stronger relative to the foreign currencies in 2010 compared with 2009. Cost of sales as a percentage of net sales was higher in 2009 compared with 2008, mainly due to lower production volume over which fixed costs were absorbed, a higher percentage of net sales generated from indirect channels which have a higher cost-of-sales percentage than net sales generated from direct sales channels, and an unfavorable effect of changes in foreign currency exchange rates that affected our reported International net sales.

LXE generated operating income of $7.5 million in 2010, an operating loss of $26.5 million in 2009, and operating income of $2.9 million in 2008. In 2009, LXE recorded an impairment loss on goodwill that reduced its operating income in that year by $19.9 million which explains the majority of the improvement in operating income in 2010. The remaining improvement in operating income was primarily a result of the higher margin contributed by the increase in net sales and the more favorable cost-of-sales percentage. In addition, foreign currency exchange rates resulted in lower reported costs in 2010 compared with 2009 and severance charges were $1.3 million higher in 2009 than 2010. Partially offsetting these favorable effects in 2010 were higher research and development expenses reflecting the development of three new products to be released in 2011, higher commissions and other selling expenses as a result of the higher net sales, and additional marketing expenses in preparation for the roll-out of these new products. The goodwill impairment charge in 2009 accounts for the majority of the drop in operating income in 2009 compared with 2008. Other significant factors contributing to the less favorable performance were the lower net sales recorded in 2009 and a less favorable cost-of-sales percentage. These impacts were partially offset by lower selling, general and administrative expenses and lower research and development expenses. Selling, general and administrative expenses and research and development expenses were lower in 2009 by $8.6 million as compared with the same periods in 2008 reflecting the impact of management’s efforts to control spending. Lower selling, general and administrative expenses were primarily a result of staff reductions to realign LXE’s cost structure with the expected needs of its business, and the favorable effect of changes in foreign currency exchange rates on reported costs, partially offset by higher severance expenses. Lower research and development expenses were mainly a result of controlled spending through headcount reductions, redeploying development efforts offshore and the completion of certain internal development programs in 2009. Operating income as a percentage of net sales was 5.3%, a negative 24.2% and 2.0% in 2010, 2009 and 2008, respectively.

Adjusted EBITDA increased in 2010 by $14.5 million compared to 2009 and decreased in 2009 by $10.1 million compared with 2008. The fluctuations were consistent with the fluctuations in operating income.

Global Tracking: Net sales were $5.6 million higher in 2010 compared with 2009 mainly due to the timing of the acquisition of, and higher airtime revenue generated from, our new tracking product line (acquired on February 13, 2009), which contributed $4.1 million of additional net sales in 2010 compared to 2009. The increase in airtime revenue in 2010 was a result of a higher number of terminals in use by customers, and a more favorable mix of airtime contracts reflecting the migration of existing customers to current network platforms which yield higher airtime rates, and higher average airtime usage from new customers. As a result, the average revenue generated per terminal by the new asset-tracking product line has grown in 2010 compared with 2009. Net sales also included a higher concentration of product shipments to the security market in 2010 compared with 2009, reflecting growth in that market. Net sales were $15.3 million higher in 2009 compared with 2008 mainly due to the net sales generated by our asset-tracking product line acquired in 2009, which contributed $18.9 of net sales during that year. This increase in net sales in 2009 was partially offset by lower revenues generated from emergency management projects due to the completion of two significant projects in 2008 that triggered revenue recognition in that period.

43 of 107

Cost of sales as a percentage of net sales was lower in both 2010 and 2009 compared with the previous year. In 2010, the cost-of-sales percentage included a more favorable product mix, the effects of management’s efforts to lower costs on certain hardware products targeted for improvement, and a higher proportion of airtime revenue, which has a lower cost-of-sales percentage than product net sales. The cost-of-sales percentage was also affected by lower intangible asset amortization expense in 2010. Cost of sales as a percentage of net sales was lower in 2009 compared with 2008 primarily due to a more favorable product mix in 2009 from the acquisition of our asset-tracking product line in that period.

Operating income was higher by $1.1 million and $1.6 million in 2010 and 2009, respectively, compared with the previous year primarily as a result of the higher gross margin contributed from higher net sales and the lower cost-of-sales percentage, partially offset by higher selling, general and administrative and research and development expenses. The higher selling, general and administrative costs in 2010 compared with 2009 were mainly from certain cost centers that supported the Aviation segment in 2009 that began supporting Global Tracking in 2010, and the timing of the acquisition of our new line of business in the first quarter of 2009; the costs related to the newly acquired business were included in the operating results of our Global Tracking segment in 2009 from the date of acquisition, but were included in the full year for 2010. The higher selling, general and administrative costs in 2009 compared with 2008 resulted from the acquisition of our new asset tracking product business in 2009, including additional intangible asset amortization costs for that business. Research and development expenses were higher in 2010 and 2009 compared with 2009 and 2008, respectively, due to increased efforts on development projects for next generation products. Operating income as a percentage of net sales was 3.8%, 1.2% and a negative 5.7% in 2010, 2009, and 2008, respectively.

Adjusted EBITDA increased by $1.0 million, and $5.0 million in 2010, and 2009, respectively, compared with the previous year primarily due to an increase in earnings in both 2010 and 2009 contributed by our asset tracking business acquired in 2009. The improvement in Adjusted EBITDA in 2009 compared to 2008 was more than the improvement in operating income since 2009 included amortization of intangible assets from the acquisition of our new asset tracking business in 2009.

Supplemental Information

In February 2011, we formed EMS Global Resource Management, which is a combination of the LXE and Global Tracking segments. We also have begun the alignment of Aviation and D&S as the AeroConnectivity group. We have included the net sales, cost-of-sales (as a percentage of respective market net sales), operating

44 of 107

income and Adjusted EBITDA for the years ended December 31, 2010, 2009 and 2008 for these groups as follows (in thousands, except percentages):

	Years Ended December 31
	2010	2009	2008

Net sales:
Aviation	$106,787	123,909	92,724
Defense & Space	67,906	91,579	76,643

AeroConnectivity	174,693	215,488	169,367
LXE	141,217	109,441	145,885
Global Tracking	39,315	35,043	19,793

Global Resource Management	180,532	144,484	165,678

Total	$355,225	359,972	335,045

Cost of sales percentage:
Aviation	64.3%	63.0	54.9
Defense & Space	75.3	80.1	77.0
AeroConnectivity	68.6	70.3	64.9
LXE	59.7	63.6	60.3
Global Tracking	49.4	59.6	76.2
Global Resource Management	57.4	62.6	62.2
Total	63.5	67.2	63.8

	Years Ended December 31
	2010	2009	2008

Operating income (loss):
Aviation	$6,299	10,959	15,315
Defense & Space	6,092	7,314	6,381

AeroConnectivity	12,391	18,273	21,696
LXE	7,522	(26,531)	2,861
Global Tracking	1,540	424	(1,128)

Global Resource Management	9,062	(26,107)	1,733
Corporate & Other	(3,931)	(6,799)	(3,805)

Total	$17,522	(14,633)	19,624

Adjusted EBITDA
Aviation	$14,254	20,166	19,918
Defense & Space	9,521	10,905	9,641

AeroConnectivity	23,775	31,071	29,559
LXE	11,339	(3,184)	6,950
Global Tracking	5,323	4,324	(647)

Global Resource Management	16,662	1,140	6,303
Corporate & Other	(160)	3,480	443

Total	$40,277	35,691	36,305

45 of 107

Adjusted EBITDA (a non-GAAP financial measure)

In addition to traditional financial measures determined in accordance with generally accepted accounting principles (“GAAP”), we also measure our performance based on the non-GAAP financial measure of earnings before interest expense, income taxes, depreciation and amortization, and before discontinued operations, impairment loss on goodwill and related charges, stock-based compensation, acquisition-related items and acquisition-related foreign exchange adjustment (“Adjusted EBITDA”). The following table is a reconciliation of net earnings (loss) (which is the most directly comparable GAAP operating performance measure) and earnings (loss) from continuing operations before income taxes by segment to Adjusted EBITDA for the years ended December 31, 2010, 2009, and 2008 (in thousands):

				Global	Corp &
	Aviation	D&S	LXE	Tracking	Other	Total

Year Ended December 31, 2010
Net earnings						$14,065
Income tax expense						1,859

Earnings (loss) from continuing operations before income taxes	$5,849	6,100	7,762	1,596	(5,383)	15,924
Interest expense	4	-	-	3	1,897	1,904
Depreciation and amortization	8,138	3,195	3,320	3,651	1,241	19,545
Impairment loss on goodwill and related charges	-	-	-	-	384	384
Stock-based compensation	263	226	257	73	1,138	1,957
Acquisition-related items	-	-	-	-	563	563

Adjusted EBITDA	$14,254	9,521	11,339	5,323	(160)	$40,277

Year Ended December 31, 2009
Net loss						$(20,065)
Loss from discontinued operations						6,916
Income tax benefit from continuing operations						(4,266)

Earnings (loss) from continuing operations before income taxes	$11,383	7,315	(26,708)	758	(10,163)	(17,415)
Interest expense	68	-	93	-	2,020	2,181
Depreciation and amortization	8,577	3,367	3,345	3,540	1,160	19,989
Impairment loss on goodwill	-	-	19,891	-	-	19,891
Stock-based compensation	138	223	195	26	1,887	2,469
Acquisition-related items	-	-	-	-	7,206	7,206
Acquisition-related foreign exchange adjustment	-	-	-	-	1,370	1,370

Adjusted EBITDA	$20,166	10,905	(3,184)	4,324	3,480	$35,691

Year Ended December 31, 2008
Net earnings						$20,471
Income tax benefit						(682)

Earnings (loss) before income taxes	$15,098	6,347	2,955	(1,127)	(3,484)	19,789
Interest expense	62	40	406	-	1,171	1,679
Depreciation and amortization	4,609	3,023	3,363	480	1,023	12,498
Stock-based compensation	149	231	226	-	1,733	2,339

Adjusted EBITDA	$19,918	9,641	6,950	(647)	443	$36,305

46 of 107

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

Discontinued Operations:

In 2010 and 2008, discontinued operations had no effect on our net earnings. Our discontinued operations reported a loss before income taxes of $10.9 million in 2009. The loss was mainly a result of a $9.2 million liability recorded in 2009 for costs awarded for warranty claims under the provisions of the sales agreement of our former EMS Wireless division, and for legal costs associated with the defense of these claims.

Prior to 2008, we disposed of our S&T/Montreal, SatNet, and EMS Wireless divisions. The sales agreements for each of these disposals contained standard indemnification provisions for various contingencies that could not be resolved before the dates of closing and for various representations and warranties provided by us and the purchasers. The purchaser of EMS Wireless asserted claims under such representations and warranties. The parties agreed to arbitration, which commenced in the third quarter of 2009. In March of 2010, we received an interim decision from the arbitrator on these claims awarding the purchaser a total of approximately $9.2 million under the warranty provisions of the purchase agreement. As a result, we accrued a liability for the awarded costs in discontinued operations in the fourth quarter of 2009. On April 30, 2010, the arbitrator issued the final decision awarding the purchaser of our former EMS Wireless division $8.6 million. Based on this final award, we reduced our estimated liability by $0.6 million in 2010. This favorable adjustment in discontinued operations in 2010 was offset by additional charges related to estimated contingent liabilities associated with other divisions disposed of prior to 2008.

We had an agreement with the purchaser of the former S&T/Montreal division to acquire a license for $8 million in payments over a seven-year period, beginning in December 2008, for the rights to a certain satellite territory. We had a corresponding sublicense agreement that granted the territory rights back to the purchaser, under which we were to receive a portion of the satellite service revenues from the specific market territory over the same period. The purchaser had previously guaranteed that the revenues derived under the sublicense would equal or exceed the acquisition cost of the license. As part of the agreement to sell the net assets of S&T/Montreal, we released the purchaser from this guarantee. Without the guarantee, we estimated that our portion of the satellite service revenues would be less than the acquisition cost, and we had accordingly reflected a liability for the net cost in our consolidated balance sheet. In the fourth quarter 2010, we finalized a settlement under these agreements for $3.8 million. The settlement of these agreements also eliminated our existing contractual requirement to warrant approximately $3 million of specified in-orbit failures of the Radarsat-2 payload.

Prior to 2008, we completed the sale of our former SatNet division. The asset purchase agreement (“APA”) provided for the payment of $2.3 million of the aggregate consideration in an interest-bearing note to be repaid over a three-year period beginning in May 2007. As of December 31, 2010, approximately $1.1 million of this

47 of 107

note receivable, excluding accrued interest, remained unpaid. The purchaser has indicated that it believes it has claims that offset the unpaid balance. We do not believe that these claims are valid according to the terms of the APA and have filed an arbitration demand with the purchaser. We believe that the purchaser has the ability to pay the remaining balance of this note receivable, and that the receivable recorded in the consolidated balance sheet is fully collectible.

Backlog

Backlog is very important for our D&S segment due to the long delivery cycles for its projects. Many customers of our LXE segment typically require short delivery cycles. As a result, LXE usually converts orders into revenues within a few weeks, and it generally does not build up a significant order backlog that extends substantially beyond one fiscal quarter except for annual or multi-year maintenance service agreements. Our Aviation and Global Tracking businesses have projects with both short delivery cycles, and delivery cycles that extend beyond the next twelve months. Our segment backlog as of December 31, 2010 and December 31, 2009 was as follows (in millions):

	December 31
	2010	2009

Aviation	$38,049	49,826
Defense & Space	73,058	89,596
LXE	29,106	22,019
Global Tracking	15,449	16,807

Total	$155,662	178,248

Included in the backlog of firm orders for our D&S segment was approximately $4.0 million and $22.5 million of unfunded orders, mainly for military contracts, as of December 31, 2010, and December 31, 2009, respectively. Of the orders in backlog as of December 31, 2010, the following are expected to be filled in 2011: Aviation – 90%; LXE – 75%; D&S – 55%; and Global Tracking – 75%. LXE’s backlog has grown as its business has expanded and the industry has experienced supply chain challenges obtaining certain key components on a timely basis. To address the shortage of component parts, LXE has increased its critical parts inventories, and increased its purchase commitments with certain suppliers to address extended lead-time requirements of electronic component manufacturers.

Liquidity and Capital Resources

During 2010, cash and cash equivalents increased by $8.8 million to $55.9 million as of December 31, 2010. Strong cash flow generated from operating activities in continuing operations of $39.1 million offset payments made for the contingent consideration agreement related to one of the acquisitions completed in 2009 ($9.8 million included in financing activities), $8.6 million for award costs to the purchaser of our former EMS Wireless division related to claims made by the purchaser, $3.8 million for the settlement of satellite territory license agreements related to the sale of our S&T/Montreal division, and $11.0 million for purchases of capital equipment. The purchases of capital equipment in 2010 were mainly to upgrade the enterprise reporting system at LXE, and to upgrade test equipment at Aviation used to develop new or enhance existing products. Each of our four operating segments provided cash from operating activities in continuing operations in 2010.

Of the $55.9 million of cash as of December 31, 2010, $53.8 million is held by subsidiaries outside of the U.S. These undistributed earnings are considered to be permanently reinvested and are not available for use in the U.S.

During 2009, cash and cash equivalents decreased by $39.8 million to $47.2 million as of December 31, 2009. The primary factor contributing to the decrease during the period was cash utilized for our Formation and Satamatics acquisitions.

48 of 107

Operating activities from continuing operations contributed $42.3 million in positive cash flows in 2009. Although we reported a loss from continuing operations of $13.1 million in 2009, that loss included noncash charges for depreciation and amortization of $20.0 million and an impairment loss on goodwill of $19.9 million. We experienced good customer collections during 2009 and were able to lower inventory levels. Acquisition-related charges of $3.1 million paid in 2009 are included as reductions of cash provided by operating activities in the consolidated statement of cash flows. Discontinued operations used cash of $0.6 million mainly for legal fees to defend us against claims made by the purchaser of our EMS Wireless division, net of tax benefits.

During 2009, we used $87.3 million of cash to acquire our Formation and Satamatics businesses. These acquisitions were partially funded with approximately $33.8 million of borrowings under our revolving credit facility. We subsequently repaid approximately $15.3 million of borrowings under our revolving credit facility in 2009. We used $13.4 million for purchases of capital equipment, the expansion of D&S’s facility, and to upgrade the enterprise reporting system at LXE in 2009.

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

As of December 31, 2010, we had $21.0 million of borrowings outstanding under this facility. We had $2.9 million of outstanding letters of credit at December 31, 2010, and the net total available for borrowing under our revolving credit facility was $51.1 million.

We expect that capital expenditures in 2011 will range from $10 million to $15 million, excluding acquisitions of businesses. These expenditures will be used to purchase equipment that increases or enhances capacity and productivity.

Management believes that existing cash and cash equivalent balances, cash provided from operations, and borrowings available under our credit agreement will provide sufficient liquidity to meet the operating and capital expenditure needs for existing operations during the next twelve months.

Our Board of Directors has authorized a stock repurchase program for up to $20 million of our common shares. As of December 31, 2010, we had repurchased approximately 495,000 of our common shares for approximately $10.1 million. Further repurchases are no longer permitted under the terms of our credit agreement. There were no repurchases under the program during 2010.

Cash payments of $13.1 million were made in 2010, and an additional $0.9 million was paid in the first quarter of 2011, related to an acquisition completed in 2009 based upon the achievement of performance targets in 2009, and an agreement to settle the 2010 earn-out amount. Refer to Note 2 of the consolidated financial statements for additional information on these acquisitions.

49 of 107

Off-Balance Sheet Arrangements

We have $2.9 million of standby letters of credit outstanding under our revolving credit facility to satisfy performance guarantee requirements under certain customer contracts. While these obligations are not normally called, they could be called by the beneficiaries at any time before the expiration date, if we failed to meet certain contractual requirements. After deducting the outstanding letters of credit, at December 31, 2010 we had $38.2 million available for borrowing in the U.S. and $12.9 million available for borrowing in Canada under the revolving credit facility.

Commitments and Contractual Obligations

Following is a summary of our material contractual cash commitments as of December 31, 2010 (in thousands):

	Payments due by period
		Less than	1-3	4-5	After 5
	Total	1 year	years	years	years

Purchase commitments (1)	$50,724	50,379	345	-	-
Long-term debt, excluding capital lease obligations (2)	27,476	1,613	23,922	1,941	-
Operating lease obligations	20,942	4,639	7,307	5,181	3,815
Acquisition costs for earn-out provisions	944	944	-	-	-
Uncertain tax positions	3,410	3,410	-	-	-
Deferred compensation agreements	571	138	84	25	324

(1)	Purchase commitments primarily represent existing commitments under purchase orders or contracts to purchase inventory and raw materials for our products. Most of these purchase orders and contracts can be terminated for a fee that is either fixed or based on when termination occurs.

(2)	Excludes interest payments on long-term debt. Future interest expense is unpredictable and varies depending on the level of borrowings outstanding, and the timing of repayments, and therefore has not been included in the above table. Interest payments in 2010 were approximately $1.7 million. There was approximately $40,000 of accrued interest as of December 31, 2010.

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

Revenue recognition

Revenue recognition for fixed-price, long-term development and production contracts is a critical accounting policy involving significant management estimates by D&S, and to a lesser extent at Aviation and Global Tracking. Long-term development and production contracts use the ratio of cost-incurred-to-date to total-estimated-cost-at-completion as the measure of performance that determines how much revenue should be recognized each period (“percentage-of-completion” method of accounting).

The determination of total estimated cost relies on estimates of the cost to complete the contract, with allowances for identifiable risks and uncertainties. If the estimated costs to complete the contract are revised

50 of 107

in a future period, the amount of revenue recognized under the percentage-of-completion method of accounting in the period of the change is affected by the revisions. If changes in estimates result in an increase in the estimated total cost of the contract, but not an overall loss on the contract, then revenue recognized-to-date will be adjusted accordingly based on the application of the percentage-of-completion method. If changes in estimates result in the total estimated cost-at-completion in excess of total contract value, the entire estimated loss is immediately recognized. Estimates are frequently reviewed and updated; however, unforeseen problems can occur to substantially reduce the future profitability of a contract.

Billings under a long-term development and production contracts are often subject to the accomplishment of contractual milestones or specified billing arrangements that are not directly related to the rate of costs being incurred under a contract. As a result, revenue recognized under the percentage-of-completion method of accounting for any particular period may vary from billings for the same period. As of December 31, 2010, we had recognized a cumulative total of $30.6 million in revenues under percentage-of-completion accounting, for which revenues were unbilled as of that date due to the billing criteria specified in the respective customer contracts. The amount expected to be billed and collected within twelve months is included in costs and estimated earnings in excess of billings on long-term contracts, a current asset, and the remaining amount is included in other noncurrent assets in our consolidated balance sheets. We had also recognized $8.6 million in billings in excess of contract costs and estimated earnings on long-term contracts, included in current liabilities in our consolidated balance sheets.

Under cost-reimbursement contracts, D&S is reimbursed for its costs and receives a fixed fee and/or an award fee. Net sales under cost-reimbursement contracts are recorded as costs are incurred and include an estimate of fees earned under specific contract terms. Costs incurred include overhead, which is applied at rates approved by the customer. Fixed fees are earned ratably over the life of a contract as costs are incurred. Award fees are based upon achievement of objective criteria for technical product performance or delivery milestones, although such fees may also be based upon subjective criteria (for example, the customer’s qualitative assessment of our project management). In all cases related to award fee arrangements, we do not record revenue until the fee has been earned under the terms of the contract.

We recognize revenue from product-related service contracts and extended warranties ratably over the life of the contract. Amounts paid by customers at the inception of the service or extended warranty period are reflected as deferred revenue with the portion estimated to be recognized as revenue within the next twelve months reflected in current liabilities in the consolidated balance sheets and the remainder reflected in other noncurrent liabilities. We recognize revenue from repair services and tracking, voice and data services as services are rendered. We recognize revenue from contracts for engineering services using the percentage-of-completion method for fixed price contracts, or as costs are incurred for cost-reimbursment type contracts.

Net sales are typically recognized when units are shipped or services are performed, unless multiple deliverables are involved or software is more than incidental to a product as a whole (mainly experienced at Aviation), in which case we recognize revenue in accordance with either ASC Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, or ASC Subtopic 985-605, Software-Revenue Recognition, as applicable.

In a multiple-element revenue arrangement, we recognize revenue separately for each separate unit of accounting. To recognize revenue for an element that has been delivered when other elements within the arrangement have not been delivered, the delivered element must be determined to be a separate unit of accounting. For a delivered item to qualify as a separate unit of accounting, it must have standalone value apart from the undelivered item and there must be objective evidence of the fair value of the undelivered item. For software items, the undelivered item must have vendor-specific objective evidence of fair value. When a delivered item is considered to be a separate unit of accounting, the amount of revenue recognized upon delivery (assuming all other revenue recognition criteria are met) is generally based on an allocation of the arrangement consideration based on the relative fair value of the delivered item to the aggregate fair value of all deliverables. If we can not determine the fair value of the delivered item, we use the residual method to

51 of 107

determine the amount of the arrangement consideration to allocate to the delivered item. When a delivered item is not considered a separate unit of accounting, revenue is deferred and generally recognized as the undelivered item qualifies for revenue recognition. The determination of the units of accounting and the allocation of arrangement consideration requires significant management judgment and estimation.

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

Evaluation of fair value measurements

We measure financial and non-financial assets and liabilities in accordance with ASC Topic 820, Fair Value Measurements and Disclosures. This guidance indicates that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the new guidance establishes a three-tier fair-value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 – Observable inputs consisting of quoted prices in active markets;

•	Level 2 – Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Business combinations

We account for business combinations in accordance with the provisions of ASC Topic 805, Business Combinations (“ASC 805”). The provisions of ASC 805 were previously contained in Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations. These provisions require that identifiable assets acquired and liabilities assumed be reported at fair value as of the acquisition date of a business combination. Transaction costs are expensed as incurred, and are classified within cash flows from operating activities in the consolidated statement of cash flows. Costs associated with restructuring or exit activities of an acquired entity are also expensed when incurred. Contingent consideration in a business combination is recognized at fair value at the acquisition date as a liability or as equity. Subsequent adjustments of an amount recognized as a liability, including accretion of the discounted liability, are recognized in the statement of operations in determining net earnings.

ASC 805 requires that we recognize and measure deferred tax assets or liabilities arising from assets acquired and liabilities assumed in accordance with the provisions of ASC Topic 740, Income Taxes, with appropriate allowances for uncertain tax positions and valuation allowances against deferred tax assets. Subsequent changes to allowances for uncertain tax positions and valuation allowances against deferred tax assets after the measurement period are recognized as an adjustment to income tax expense.

An intangible asset is recognized as an asset apart from goodwill if it arises from contractual or other legal rights or if it is separable, that is, it is capable of being separated or divided from the acquired entity and sold,

52 of 107

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

In accordance with ASC 350, intangible assets, other than those determined to have an indefinite life, are amortized to their estimated residual values on a straight-line basis, or on the basis of expected economic benefit, over their estimated useful lives. These intangible assets are reviewed for impairment in accordance with ASC Subtopic 360-35, Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of an asset to be held and used is measured by comparing its carrying amount to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge would be recognized for the amount by which the carrying amount of the asset exceeds its fair value. An asset to be disposed of would be reported at the lower of the carrying amount or fair value less costs to sell and would no longer be depreciated. Cash flow projections, although subject to uncertainty, are based on management’s estimates of future performance, giving consideration to existing and anticipated competitive and economic conditions.

Evaluation of long-lived assets for impairment

We periodically review the carrying value of our long-lived assets for impairment. This review is based upon our projections of anticipated future cash flows. We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations. The net carrying amount of assets not recoverable are reduced to their fair value.

Evaluation of goodwill for impairment

We have four reporting units with goodwill from prior acquisitions reported on the balance sheet at December 31, 2010. In completing the annual test for impairment in the fourth quarter of 2010, the estimated fair value of each reporting unit with goodwill exceeded the carrying amount. The determination of estimated fair value includes a number of assumptions that drive the value and these assumptions inherently include a level of uncertainty. Future events, circumstances, or both, could have a negative effect on the fair value of any or all of the reporting units which could result in the fair value not exceeding the carrying amount in future tests. If this were to occur, we would be required to measure the amount, if any, of an impairment loss of goodwill.

In 2009 we recognized a loss on impairment of $19.9 million related to LXE. At December 31, 2010 only $1.9 million of goodwill remained on the balance sheet for LXE. For purposes of the goodwill impairment testing in the fourth quarter of 2010, we determined that a detailed estimate of fair value was not required

53 of 107

since the likelihood that the current fair value determination would be less than the carrying amount was remote.

The estimated fair value of both Satamatics ($23.4 million of goodwill at December 31, 2010) and Sky Connect ($11.0 million of goodwill at December 31, 2010) exceeded the carrying amount of the reporting unit by more than 25%. However, the estimated fair value of Formation ($24.1 million of goodwill at December 31, 2010) only exceeded its carrying amount by 4%.

Formation was recently acquired. At the acquisition date, the carrying amount of a reporting unit is equal to its purchase price. Therefore, a significant excess would generally not be expected for a recently acquired reporting unit. The key assumptions that drive the estimated fair value for Formation include future cash flows from operations, the discount rate applied to those future cash flows, determined from a weighted-average cost of capital calculation that includes management’s assessment of the risks inherent in the projected future cash flows, and EBITDA and revenue multiples using guideline comparable companies. The future cash flows include additional key assumptions relating to revenue growth rates, margins and costs. The estimated revenue growth rates for Formation are in excess of anticipated inflation and general industry forecasts in general since its revenues of these reporting units have been negatively impacted by the global economic environment in recent years in the Aviation sector, so we expect a recovery to impact revenues favorably. Furthermore, Formation operates in a growing market. In addition, Formation is introducing new products in the near future that we expect to be well received in the market. In the near term, we believe that Formation will see the impact of a rebounding economy over the next two years that will support such growth projections. Actual future results could differ materially from these estimates which could have a negative effect on fair value. Particularly, if the markets served do not expand as we expect, the fair value of one or more of our reporting units could be determined to be below the carrying amount.

Evaluation of contingencies related to discontinued operations

Prior to 2008, we disposed of S&T/Montreal, SatNet, and EMS Wireless, all of which have been reported as discontinued operations. The costs reported under discontinued operations in 2009 mainly related to the resolution of various contingencies, representations or warranties under standard indemnification provisions in the sales agreements. We record a liability related to a contingency, representation or warranty when management considers that the liability is both probable and can be reasonably estimated.

The purchaser of EMS Wireless asserted claims under such representations and warranties. The parties agreed to arbitration, which commenced in the third quarter of 2009. In March of 2010, we received an interim decision from the arbitrator on these claims awarding the purchaser a total of approximately $9.2 million under the warranty provisions of the purchase agreement. As a result, we accrued a liability for the award costs, based on the interim decision, in discontinued operations in 2009. In April 2010, the arbitrator issued the final decision awarding the purchaser of our former EMS Wireless division $8.6 million. Based on this final award, we reduced our estimated liability by $0.6 million in 2010. This favorable adjustment in discontinued operations was offset by additional charges related to estimated contingent liabilities associated with other divisions disposed of prior to 2008.

Participation payments

We occasionally make cash payments and other incentives under long-term contractual arrangements to customers in return for a secured position of one or more of our products on an aircraft program of a commercial aircraft manufacturer. Participation payments are capitalized as other assets if recovery is considered probable and objectively supportable. Participation payments are amortized as a reduction of net sales over the estimated number of production units to be shipped over the program’s production life which reflects the pattern in which the economic benefits of the participation payments are consumed. The carrying amount of participation payments is evaluated for recovery at least annually or when other indicators of impairment occur such as a change in the estimated number of units or the economics of the program. If such

54 of 107

estimates change, amortization expense is adjusted prospectively and/or an impairment charge is recorded, as appropriate, for the effect of the revised estimates.

Risks inherent in recovering the carrying amount of the participation payments include, but are not limited to, the following:

•	Changes in market conditions could affect product sales under a program. In particular, the commercial aerospace market has been historically cyclical and subject to downturns during periods of weak economic conditions, which could be prompted or exacerbated by political or other domestic or international events;

•	Bankruptcy or other significant financial difficulties of our customers; and

•	Our ability to produce products according to the customer’s design specifications.

While we believe our participation payments are recoverable over time, the cancellation of a program by a customer would represent the most significant factor affecting recovery. Due to the long-term nature of the procurement cycle and the significant investment to bring a program to market in the aerospace industry, we believe the likelihood of a customer or aircraft manufacturer abruptly cancelling a program is remote.

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

For all deferred tax assets that exist in relation to an uncertain tax position, we must determine the amount of that benefit to recognize in accordance with the recognition and measurement provisions of ASC Subtopic 740-10-05, Income Taxes. This determination requires judgments to be made regarding the likelihood that the position would be sustained upon examination based on the technical merits of the position and estimates of the amount to be realized upon settlement. A portion of the unrecognized tax benefits that exist at December 31, 2010 would affect our effective tax rate in the future if recognized.

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

55 of 107

assessment of all available evidence. The valuation allowance could be increased or decreased in the future, which would result in an income tax expense or benefit in future consolidated statements of operations. A benefit could result if profitability expectations for our Canadian operations increase.

We also have net deferred tax assets in the U.S., including net operating loss and research and development credit carryforwards from acquired companies. We completed our assessment in 2010 and determined that no valuation allowance was necessary for those deferred tax assets based on a consideration of all available evidence about sources of taxable income. We will make an evaluation of the likelihood of realization each reporting period in the future, and we could determine that a valuation allowance is necessary against all, or a portion, of the these deferred tax assets.

Stock-based compensation

We measure compensation expense based on estimated fair values of all share-based awards to our employees and directors. We estimate the fair value of stock options on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires estimates and assumptions, including expected stock price volatility and expected term. Our estimated expected volatility is based on historical volatility of our stock over a period equal to the expected term. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding. Stock-based compensation is recognized on a straight-line basis over the requisite service period for each separately vesting portion of an award as if the award was, in substance, multiple awards. We estimate future forfeitures based on historical experience and review such estimates periodically and adjust expense recognition accordingly.

Risk Factors and Forward-Looking Statements

The Company has included forward-looking statements in management’s discussion and analysis of financial condition and results of operations. Actual results could differ materially from those suggested in any forward-looking statements as a result of a variety of factors. Such factors include, but are not limited to:

•	economic conditions in the U.S. and abroad and their effect on capital spending in our principal markets;

•	difficulty predicting the timing of receipt of major customer orders, and the effect of customer timing decisions on our results;

•	our successful completion of technological development programs and the effects of technology that may be developed by, and patent rights that may be held or obtained by, competitors;

•	U.S. defense budget pressures on near-term spending priorities;

•	uncertainties inherent in the process of converting contract awards into firm contractual orders in the future;

•	volatility of foreign currency exchange rates relative to the U.S. dollar and their effect on purchasing power by international customers, and on the cost structure of our operations outside the U.S., as well as the potential for realizing foreign exchange gains and losses associated with assets or liabilities denominated in foreign currencies;

•	successful resolution of technical problems, proposed scope changes, or proposed funding changes that may be encountered on contracts;

•	changes in our consolidated effective income tax rate caused by the extent to which actual taxable earnings in the U.S., Canada and other taxing jurisdictions may vary from expected taxable earnings, changes in tax laws, and the extent to which determined tax assets are considered realizable;

56 of 107

•	successful transition of products from development stages to an efficient manufacturing environment;

•	changes in the rates at which our products are returned for repair or replacement under warranty;

•	customer response to new products and services, and general conditions in our target markets (such as logistics and space-based communications) and whether these responses and conditions develop according to our expectations;

•	the increased potential for asset impairment charges as unfavorable economic or financial market conditions or other developments might affect the estimated fair value of one or more of our business units;

•	the success of certain of our customers in marketing our line of high-speed commercial airline communications products as a complementary offering with their own lines of avionics products;

•	the availability of financing for various mobile and high-speed data communications systems;

•	risk that the unsettled conditions in the credit markets may make it more difficult for some customers to obtain financing and adversely affect their ability to pay, which in turn could have an adverse impact on our business, operating results and financial condition;

•	development of successful working relationships with local business and government personnel in connection with distribution and manufacture of products in foreign countries;

•	the demand growth of various mobile and high-speed data communications services;

•	our ability to attract and retain qualified senior management and other personnel, particularly those with key technical skills;

•	our ability to effectively integrate our acquired businesses, products or technologies into our existing businesses and products, and the risk that any such acquired businesses, products or technologies do not perform as expected, are subject to undisclosed or unanticipated liabilities, or are otherwise dilutive to our earnings;

•	the potential effects, on cash and results of discontinued operations, of final resolution of potential liabilities under warranties and representations that we made, and obligations assumed by purchasers, in connection with our dispositions of discontinued operations;

•	the availability, capabilities and performance of suppliers of basic materials, electronic components and sophisticated subsystems on which we must rely in order to perform according to contract requirements, or to introduce new products on the desired schedule;

•	uncertainties associated with U.S. export controls and the export license process, which restrict our ability to hold technical discussions with customers, suppliers and internal engineering resources and can reduce our ability to obtain sales from customers outside the U.S. or to perform contracts with the desired level of efficiency or profitability;

•	Our ability to maintain compliance with the requirements of the Federal Aviation Administration and the Federal Communications Commission, and with other government regulations affecting our products and their production, service and functioning; and

•	Costs associated with a recent shareholder announcement that it intends to nominate four directors to our Board.

Additional information concerning these and other potential risk factors is included in Item 1A. of this Annual Report on Form 10-K under the caption “Risk Factors.”

57 of 107

Effect of New Accounting Pronouncements

—  Recently Issued Pronouncements Not Yet Adopted

In October 2009 the FASB issued two accounting standards updates (“ASU”) that could result in revenue being recognized earlier in certain revenue arrangements with multiple deliverables. Both updates are effective for us in the first quarter of 2011. We are evaluating the effect the adoption will have on our consolidated financial statements. We do not currently anticipate that the adoption will have a material effect on our consolidated financial statements since historically we have not had significant aggregate deferrals of revenue related to multiple-element arrangements for which revenue would be recognized earlier under the new ASUs. However, since we expect to adopt these ASUs on a prospective basis, the effect will depend on the specific types of multiple-element arrangements into which we enter in the future and the terms and conditions contained therein.

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

In April 2010, the FASB issued ASU 2010-17, Milestone Method of Revenue Recognition, which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development arrangements in which one or more payments are contingent upon achieving uncertain future events or circumstances. This update is effective for us in the first quarter of 2011. We are evaluating the effect, if any, the adoption will have on our consolidated financial statements.

Refer to Note 1 of our consolidated financial statements in this Annual Report for additional information on accounting changes recently adopted, and recently issued pronouncements not yet adopted.

58 of 107

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2010, we had the following market-risk sensitive instruments (in thousands):

Government-obligations money market funds, other money market instruments, and interest-bearing time deposits, with maturity dates of less than 3 months interest payable monthly at variable rates (a weighted-average rate of 0.95% at December 31, 2010)	$24,472
Revolving credit agreement with U.S. and Canadian banks, maturing in February 2013, interest payable quarterly at a variable rate (3.75% at December 31, 2010)	$21,000

A 100 basis point change in the interest rates of our market-risk sensitive instruments would have changed interest income by approximately $181,000 for the year based upon their respective average outstanding balances.

Our revolving credit agreement includes variable interest rates based on the lead bank’s prime rate or the then- published LIBOR for the applicable borrowing period. As of December 31, 2010, we had approximately $21.0 million of borrowings outstanding in the U.S., and no borrowings outstanding in Canada under our revolving credit agreement. A 100 basis point change in the interest rate on our revolving credit agreement would have changed interest expense by approximately $230,000 for the year based upon the average outstanding borrowings under these obligations.

At December 31, 2010, we also had intercompany accounts that eliminate in consolidation but that are considered market-risk sensitive instruments because they are denominated in a currency other than the local functional currency. These include short-term amounts due to the parent (payable by international subsidiaries arising from purchase of the parent’s products for sale), intercompany sales of products from foreign subsidiaries to a U.S. subsidiary, cash advances to foreign subsidiaries, and intercompany payables between subsidiaries.

		Exchange Rate
		Functional
		Currency per	USD
Currency	Functional	Denominated	Equivalent
Denomination	Currency	Currency	(in thousands)

USD	AUD	0.9786	$3,934
USD	CAD	0.9946	1,896
USD	EUR	0.7479	1,849
GBP	EUR	1.1647	1,632
USD	SEK	6.7204	1,342
SEK	EUR	0.1113	901
EUR	GBP	0.8586	283
USD	GBP	0.6411	195
Other currencies			184

			$12,216

59 of 107

We had accounts receivable and accounts payable balances denominated in currencies other than the functional currency of the local entity at December 31, 2010 as follows:

		Exchange Rate
		Functional
		Currency per	USD
Currency	Functional	Denominated	Equivalent
Denomination	Currency	Currency	(in thousands)

Accounts Receivable
USD	CAD	0.9946	$15,619
USD	EUR	0.7479	1,046
GBP	EUR	1.1647	456
USD	SEK	6.7204	387
EUR	CAD	1.3319	278
EUR	GBP	0.8586	259
Other currencies			174

			$18,219

Accounts Payable
USD	CAD	0.9946	$949
GBP	USD	1.5598	227
Other currencies			220

			$1,396

We also had cash accounts denominated in currencies other than the functional currency of the local entity at December 31, 2010 as follows:

		Exchange Rate
		Functional
		Currency per	USD
Currency	Functional	Denominated	Equivalent
Denomination	Currency	Currency	(in thousands)

USD	CAD	0.9946	$2,311
GBP	CAD	1.5513	2,210
GBP	USD	1.5598	936
AUD	CAD	1.0180	412
EUR	CAD	1.3319	320
Other currencies			897

			$7,086

60 of 107

We enter into foreign currency forward and option contracts in order to mitigate the risks associated with currency fluctuations on future fair values of foreign denominated assets and liabilities. At December 31, 2010, we had forward contracts as follows (in thousands, except average contract rate):

		Average	Fair
	Notional	Contract	Value
	Amount	Rate	(USD)

Foreign currency forward contracts:
U.S. dollars (sell for Canadian dollars)	18,500 USD	1.0197	$467

Item 8.	Financial Statements and Supplementary Data

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

The Company’s management, including the CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2010, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls were effective as of December 31, 2010.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements for external purposes, in accordance with generally accepted accounting principles. Management conducted its evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework, and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010 based on these criteria.

61 of 107

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company, has issued an audit report on the Company’s internal control over financial reporting. The report is included in Item 9A.(d) under the heading Report of Independent Registered Public Accounting Firm.

(c)	Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fourth quarter of 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act).

(d)	Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
EMS Technologies, Inc.:

We have audited EMS Technologies, Inc.’s (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A.(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

62 of 107

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EMS Technologies, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 15, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Atlanta, Georgia
March 15, 2011

63 of 107

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information concerning directors and the Audit Committee financial expert called for by this Item will be contained in our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

We have a written Code of Business Ethics and Conduct that applies to our directors and to all of our employees, including our CEO and CFO. Our Code of Business Ethics and Conduct has been distributed to all employees, is available free of charge on our website at www.ems-t.com, under the link for “Investor Relations.”

The information concerning executive officers called for by this Item is set forth under the caption “Executive Officers of the Registrant” in Item 1 hereof.

Item 11.	Executive Compensation

The information called for by this Item will be contained in our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

64 of 107

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth certain information about our equity compensation plans as of December 31, 2010:

			(c)
	(a)		Number of securities
	Number of securities	(b)	remaining available for
	to be issued upon	Weighted average	future issuance under
	exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column(a))
Equity compensation plans approved by security holders	1,074,734	$19.18	1,290,350
Equity compensation plans not approved by security holders	82,700	17.43	0

Total	1,157,434	$19.06	1,290,350

All other information called for by this Item will be contained in our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information called for by this Item will be contained in our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information on the Audit Committee’s pre-approval policy for the independent registered public accounting firm’s services, and information on the principal accountants’ fees and services called for by this Item will be contained in our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) 1. Financial Statements

The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements, appearing immediately after the Signature Page, are filed as part of this Annual Report on Form 10-K.

(a) 2. Financial Statement Schedule

Schedule II. Valuation and Qualifying Accounts - Years ended December 31, 2010, 2009 and 2008

All other schedules are omitted as the required information is inapplicable, or the information is presented in the financial statements or related notes.

65 of 107

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS (in thousands):

	Years Ended December 31, 2010, 2009 and 2008
		Additions
	Balance at	charged to					Balance
	beginning	costs and					at end
Classification	of year	expenses	Deductions		Other		of year

Allowance for Doubtful Accounts:
2008	$1,104	333	(653	)(a)	72	(b)	856
2009	856	921	(679	)(a)	110	(b)	1,208
2010	1,208	661	(480	)(a)	-		1,389
Valuation Allowance for Deferred Tax Assets:
2008	$49,094	-	(20,545	)(c)	-		28,549
2009	28,549	-	-		9,302	(d)	37,851
2010	37,851	-	-		2,874	(e)	40,725

(a) Deductions represent receivables that were charged off to the allowance or recovered during the year.

(b) Includes the balances at the date of acquisition for new businesses acquired during 2008 and 2009.

(c) The decrease in the valuation allowance in 2008 was attributable primarily to utilization of carryforwards with current period taxable income ($4.1 million), reduction of existing carryforwards as a result of revisions to amounts available ($5.9 million), the effect of changes in foreign currency exchange rates ($9.2 million) and a release of a portion of the beginning-of-the-year valuation allowance based on revisions to projected taxable income in the relatively near term ($1.3 million), supported by actual continuing profitability in the past several years.

(d) The valuation allowance increase in 2009 was attributable primarily to Canada including the effect of changes in foreign currency exchange rates ($4.3 million), revaluing the deferred tax asset to reflect future lower tax rates in the period the asset will be includable in taxable income ($3.5 million), the generation of additional deferred tax assets ($5.1 million), and revision in estimate of prior year deferred tax assets ($7.4 million). These increases were partially offset by utilization of carry forwards with current period taxable income ($9.3 million) and a revision in estimated utilization of deferred tax assets in the prior year ($4.9 million). The remaining increase is due to business acquisitions and other jurisdictions with deferred tax assets for which realization is not more likely than not.

(e) The valuation allowance increased by $2.9 million in 2010. The primary driver of the increase was the effect of changes in foreign currency exchange rates on the Canadian valuation allowance. The valuation allowance also increased since the tax benefits of losses in 2010 in certain other jurisdictions could not be recognized.

a) 3. Exhibits

The following exhibits are filed as part of this report:

2.1 Agreement and Plan of Merger dated as of December 11, 2008, by and among EMS Technologies, Inc., EMS Acquisitions, Inc., Formation, Inc., and Nim Evatt solely as Stockholder Representative (incorporated by reference to Exhibit 2.1 to our Report on Form 8-K dated January 9, 2009).

2.2 Share Purchase Agreement dated as of November 20, 2008, by and among the Company, EMS Acquisition Company Limited, Satamatics Global Limited, and other various parties (incorporated by reference to Exhibit 2.1 to our Report on Form 8-K dated February 13, 2009).

3.1 Second Amended and Restated Articles of Incorporation of EMS Technologies, Inc., effective March 22, 1999 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended April 4, 2009).

66 of 107

3.2 Bylaws of EMS Technologies, Inc. as amended and restated through November 5, 2010 (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended October 2, 2010).

4.1 Third amendment, dated April 21, 2009, to Credit Agreement among EMS Technologies, Inc. and EMS Technologies Canada, LTD., the lenders party thereto, and Bank of America as Domestic and Canadian Administrative Agent (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2009).

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

4.3 EMS Technologies, Inc. Shareholder Rights Plan as amended and restated as of January 4, 2011 (incorporated by reference to Exhibit 4.1 to our report on Form 8-A/A dated January 7, 2011).

4.4 Waiver agreement, dated March 31, 2010, to Credit Agreement among EMS Technologies, Inc. and EMS Technologies Canada, Inc. and Bank of America as Domestic and Canadian Administrative Agent (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended April 3, 2010).

4.5 First amendment, dated July 29, 2008, to Credit Agreement among the Company and EMS Technologies Canada, LTD., the lenders party thereto, and Bank of America as Domestic and Canadian Administrative Agent (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008).

4.6 Credit Agreement, dated as of February 29, 2008, among the Company and EMS Technologies Canada, LTD., the lenders from time to time party thereto, and Bank of America as Domestic and Canadian Administrative Agent (incorporated by reference to Exhibit 4.01 to the Company’s Report on Form 8-K dated March 6, 2008).

4.7 Domestic Revolving Note, dated February 29, 2008, issued by the Company, pursuant to the credit agreement dated as of February 29, 2008 (incorporated by reference to Exhibit 4.5 to our Annual Report on Form 10-K for the year ended December 31, 2008).

4.8 Domestic Pledge Agreement, dated February 29, 2008, issued by the Company, pursuant to the credit agreement dated as of February 29, 2008(incorporated by reference to Exhibit 4.6 to our Annual Report on Form 10-K for the year ended December 31, 2008).

4.9 Domestic Security Agreement, dated February 29, 2008, issued by the Company, pursuant to the credit agreement dated as of February 29, 2008 (incorporated by reference to Exhibit 4.7 to our Annual Report on Form 10-K for the year ended December 31, 2008).

4.10 Canadian Revolving Note, dated February 29, 2008, issued by the Company, pursuant to the credit agreement dated as of February 29, 2008 (incorporated by reference to Exhibit 4.8 to our Annual Report on Form 10-K for the year ended December 31, 2008).

4.11 Canadian Pledge Agreement, dated February 29, 2008, issued by the Company, pursuant to the credit agreement dated as of February 29, 2008 (incorporated by reference to Exhibit 4.9 to our Annual Report on Form 10-K for the year ended December 31, 2008).

4.12 Canadian Security Agreement, dated February 29, 2008, issued by the Company, pursuant to the credit agreement dated as of February 29, 2008 (incorporated by reference to Exhibit 4.10 to our Annual Report on Form 10-K for the year ended December 31, 2008).

10.1 Summary of compensation arrangements with non-employee members of the Board of Directors, as revised on December 5, 2010. *

67 of 107

10.2 Compensation Arrangements with Certain Executive Officers (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended April 3, 2010).

10.3 Letter dated July 30, 2010 between the Company and Marion Van Fosson concerning the terms of his employment as General Manager of D&S (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended October 2, 2010).

10.4 Form of Agreement between the Company and each of its executive officers, related to certain change-of-control events (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 31, 2006).

10.5 Form of Amendment, dated December 15, 2008, to Agreement between the Company and each of its executive officers other than the Chief Executive Officer, related to certain change-of-control events (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 31, 2008).

10.6 EMS Technologies, Inc. Officers’ Deferred Compensation Plan, as amended and restated October 30, 2008 (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K for the year ended December 31, 2008).

10.7 EMS Technologies, Inc. Deferred Compensation Plan for Non-Employee Directors, as amended and restated October 30, 2008 (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2008).

10.8 Form of Restricted Stock Award Memo evidencing shares of stock issued, subject to certain restrictions, to employees under the 2000 Stock Incentive Plan, together with related Terms of Restricted Stock, Form 5-02-08 (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 2008).

10.9 Form of Stock Option Agreement evidencing options granted automatically to non-employee members of the Board of Directors upon their initial election to the Board, under the EMS Technologies, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 2007).

10.10 EMS Technologies, Inc. 2007 Stock Incentive Plan, effective May 18, 2007 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2007).

10.11 Form of Stock Option Agreement evidencing options granted automatically to non-employee members of the Board of Directors, upon each election to an additional one-year term of service, under the EMS Technologies, Inc. 2007 Stock Incentive Plan, together with related Terms of Director Stock Option, Form 5-18-07 (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2007).

10.12 Form of Stock Option Agreement evidencing options granted to executive officers under the EMS Technologies, Inc. 2007 Stock Incentive Plan, together with related Term of Officer Stock Options, Form 5/18/07 (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the year ended December 31, 2007).

10.13 Form of Indemnification Agreement between the Company and each of its directors (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2008).

10.14 Form of Indemnification Agreement between the Company and each of Timothy C. Reis, Gary B. Shell, Neilson A. Mackay and the Company’s Vice President and Chief Accounting Officer (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 31, 2008).

68 of 107

10.15 EMS Technologies, Inc. Executive Annual Incentive Compensation Plan, as amended and restated May 18, 2007 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10.16 Form of Restricted Stock Award Restriction Agreement under the 2007 Stock Incentive Plan, entered between the Company and Gary B. Shell, Senior Vice President and Chief Financial Officer, and in substantially similar form with its Vice President and Chief Accounting Officer and one of its non-executive employees (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K for the year ended December 31, 2008).

10.17 Severance Agreement dated December 2, 2010, between EMS Technologies, Inc. and Nim Evatt. *

10.18 Severance Agreement dated August 17, 2009, and effective September 17, 2009, between EMS Technologies, Inc. and David A. Smith (incorporated by reference to Exhibit 10.1 to our Report on Form 8-K dated September 17, 2009).

10.19 EMS Technologies, Inc. 1997 Stock Incentive Plan, as adopted January 24, 1997, and amended through May 10, 2004 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended July 3, 2004).

10.20 Form of Restricted Stock Award Restriction Agreement, dated July 28, 2006, under the 1997 Stock Incentive Plan, entered between the Company and Neilson A. Mackay, Executive Vice President of the Company (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

10.21 Form of Stock Option Agreement evidencing options granted after 2000 (other than in 2005) to executive officers under the EMS Technologies, Inc. 1997 Stock Incentive Plan, together with related Terms of Officer Stock Option, Form 1/25/01 (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 31, 2007).

10.22 Form of Stock Option Agreement evidencing options granted in 2005 to executive officers under the EMS Technologies, Inc. 1997 Stock Incentive Plan, together with related Terms of Officer Stock Option, Form 1/25/01 (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2005).

10.23 Form of Stock Option Agreement evidencing options granted automatically to non-employee members of the Board of Directors, upon each election to an additional one-year term of service, under the EMS Technologies, Inc. 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the year ended December 31, 2005).

10.24 EMS Technologies, Inc. 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2005).

10.25 Form of Stock Option Agreement evidencing options granted in 2005 to employees under the EMS Technologies, Inc. 2000 Stock Incentive Plan, together with related Terms of Stock Option, Form 02/16/00 (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2005).

10.26 Form of Stock Option Agreement evidencing options granted (other than in 2005) to employees under the EMS Technologies, Inc. 2000 Stock Incentive Plan, together with related Terms of Stock Option, Form 02/16/00 (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 2005).

10.27 Letter dated March 19, 2007 concerning compensation arrangements with President and Chief Executive Officer (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

69 of 107

18 Preferability letter from KPMG on change in date of annual goodwill impairment testing performed by the Company (incorporated by reference to Exhibit 18 to our Annual Report on Form 10-K for the year ended December 31, 2009).

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

70 of 107

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMS TECHNOLOGIES, INC.

By: /s/ Neilson A. Mackay President and Chief Executive Officer	Date: 3/15/2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Neilson A. Mackay Neilson A. Mackay	President and Chief Executive Officer (Principal Executive Officer)	3/15/2011

/s/ Gary B. Shell Gary B. Shell	Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)	3/15/2011

/s/ David M. Sheffield David M. Sheffield	Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	3/15/2011

/s/ John R. Bolton John R. Bolton	Director	3/15/2011

/s/ Hermann Buerger Hermann Buerger	Director	3/15/2011

/s/ Joseph D. Burns Joseph D. Burns	Director	3/15/2011

/s/ John R. Kreick John R. Kreick	Director	3/15/2011

/s/ John B. Mowell John B. Mowell	Director, Chairman of the Board	3/15/2011

/s/ Thomas W. O’Connell Thomas W. O’Connell	Director	3/15/2011

/s/ Bradford W. Parkinson Bradford W. Parkinson	Director	3/15/2011

/s/ Norman E. Thagard Norman E. Thagard	Director	3/15/2011

/s/ John L. Woodward, Jr. John L. Woodward, Jr.	Director	3/15/2011

71 of 107

72 of 107

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
EMS Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of EMS Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. (In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule included in Item 15(a)2.) These consolidated financial statements (and financial statement schedule) are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements (and financial statement schedule) based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMS Technologies, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. (Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.)

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for business combinations in 2009 due to the adoption of SFAS 141(R), Business Combinations (incorporated into ASC Topic 805, Business Combinations).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), EMS Technologies, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Atlanta, Georgia
March 15, 2011

73 of 107

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31
	2010	2009	2008

Product net sales	$297,354	281,153	273,268
Service net sales	57,871	78,819	61,777

Net sales	355,225	359,972	335,045
Product cost of sales	201,206	194,443	175,837
Service cost of sales	24,500	47,637	38,048

Cost of sales	225,706	242,080	213,885
Selling, general and administrative expenses	90,080	86,481	81,426
Research and development expenses	20,970	18,947	20,110
Impairment loss on goodwill and related charges	384	19,891	-
Acquistion-related items	563	7,206	-

Operating income (loss)	17,522	(14,633)	19,624
Interest income	498	207	2,430
Interest expense	(1,904)	(2,181)	(1,679)
Foreign exchange loss, net	(192)	(808)	(586)

Earnings (loss) from continuing operations before income taxes	15,924	(17,415)	19,789
Income tax (expense) benefit	(1,859)	4,266	682

Earnings (loss) from continuing operations	14,065	(13,149)	20,471
Discontinued operations:
Loss from discontinued operations before income taxes	-	(10,917)	-
Income tax benefit	-	4,001	-

Loss from discontinued operations	-	(6,916)	-

Net earnings (loss)	$14,065	(20,065)	20,471

Net earnings (loss) per share:
Basic:
From continuing operations	$0.93	(0.87)	1.32
From discontinued operations	-	(0.45)	-

Net earnings (loss)	$0.93	(1.32)	1.32

Diluted:
From continuing operations	$0.92	(0.87)	1.31
From discontinued operations	-	(0.45)	-

Net earnings (loss)	$0.92	(1.32)	1.31

Weighted-average number of common shares outstanding:
Basic	15,191	15,169	15,452
Diluted	15,250	15,169	15,628

See accompanying notes to consolidated financial statements.

74 of 107

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$55,938	47,174
Trade accounts receivable, net of allowance for doubtful account of $1,389 in 2010 and $1,208 in 2009	68,691	60,959
Costs and estimated earnings in excess of billings on long-term contracts	21,980	25,290
Inventories	41,649	40,655
Deferred income taxes	3,891	4,306
Other current assets	7,319	19,117

Total current assets	199,468	197,501

Property, plant and equipment:
Land	1,150	1,150
Buildings and leasehold improvements	19,115	18,792
Machinery and equipment	117,855	107,712
Furniture and fixtures	10,850	10,542

Total property, plant and equipment	148,970	138,196
Less accumulated depreciation	100,587	90,256

Net property, plant and equipment	48,383	47,940
Deferred income taxes	11,845	9,421
Goodwill	60,474	60,336
Other intangible assets, net of accumulated amortization of $28,079 in 2010 and $18,817 in 2009	41,319	49,256
Costs and estimated earnings in excess of billings on long-term contracts	8,611	7,771
Other assets	2,844	1,920

Total assets	$372,944	374,145

See accompanying notes to consolidated financial statements.

75 of 107

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
(in thousands, except share data)

	December 31
	2010	2009

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$1,496	1,398
Accounts payable	24,979	27,333
Billings in excess of contract costs and estimated earnings on long-term contracts	8,593	7,100
Accrued compensation and retirement costs	20,626	13,946
Deferred service revenue	10,897	11,670
Contingent consideration arrangement liability	944	13,729
Other current liabilities	6,002	23,763

Total current liabilities	73,537	98,939
Long-term debt, excluding current installments	27,476	26,352
Deferred income taxes	4,859	5,757
Other liabilities	10,052	6,006

Total liabilities	115,924	137,054

Shareholders’ equity:
Preferred stock of $1.00 par value per share; Authorized 10,000 shares; none issued	-	-
Common stock of $.10 par value per share; Authorized 75,000 shares, issued and outstanding 15,311 in 2010 and 15,249 in 2009	1,531	1,525
Additional paid-in capital	138,138	136,112
Accumulated other comprehensive income – foreign currency translation adjustment	9,898	6,066
Retained earnings	107,453	93,388

Total shareholders’ equity	257,020	237,091

Commitments and contingencies
Total liabilities and shareholders’ equity	$372,944	374,145

See accompanying notes to consolidated financial statements.

76 of 107

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
(in thousands)	2010	2009	2008

Cash flows from operating activities:
Net earnings (loss)	$14,065	$(20,065)	20,471
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	19,545	19,989	12,498
Impairment loss on goodwill	-	19,891	-
Deferred income taxes	(2,512)	(4,629)	(2,400)
Gain (loss) on sale of assets	120	78	(64)
Loss from discontinued operations	-	6,916	-
Stock-based compensation expense	1,957	2,470	2,339
Tax benefit for exercise of stock options	1	133	203
Change in fair value of contingent cosideration liability	304	3,229	-
Excess tax benefits from stock-based compensation	-	(23)	(75)
Payment for acquisition of businesses under contingent consideration arrangements	(3,260)	-	-
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(7,656)	12,575	(5,584)
Costs and estimated earnings in excess of billings on long-term contracts	3,246	1,628	(7,991)
Billings in excess of costs and estimated earnings on long-term contracts	1,707	1,062	1,582
Inventories	(446)	6,957	(7,801)
Accounts payable	(3,034)	(5,026)	1,076
Income taxes	3,881	893	(993)
Deferred revenue	3,524	(31)	3,588
Accrued compesation and retirement costs	6,543	(1,994)	819
Other	1,092	(1,786)	(1,217)

Net cash provided by operating activities in continuing operations	39,077	42,267	16,451
Net cash used in operating activities in discontinued operations	(12,574)	(555)	-

Net cash provided by operating activities	26,503	41,712	16,451

Cash flows from investing activities:
Purchases of property, plant and equipment	(10,954)	(13,433)	(13,869)
Payments for acquisitions of businesses, net of cash acquired	-	(87,264)	(32,354)
Proceeds from sales of assets	305	58	1,371

Net cash used in investing activities	(10,649)	(100,639)	(44,852)

Cash flows from financing activities:
Net borrowings under revolving credit facility	2,500	18,500	-
Repayment of other debt	(1,276)	(1,294)	(3,159)
Deferred financing costs paid	(27)	(251)	(1,254)
Payment for acquisition of business under contingent consideration arrangement	(9,829)	-	-
Payments for repurchase and retirement of common shares	(61)	(374)	(9,963)
Excess tax benefits from stock-based compensation	-	23	75
Proceeds from exercise of stock options	135	620	925

Net cash provided by (used in) financing activities	(8,558)	17,224	(13,376)

Effect of changes in exchange rates on cash and cash equivalents	1,468	1,898	(5,203)

Net change in cash and cash equivalents	8,764	(39,805)	(46,980)
Cash and cash equivalents at beginning of period	47,174	86,979	133,959

Cash and cash equivalents at end of period	$55,938	$47,174	86,979

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,729	$1,839	1,094
Cash paid for income taxes	768	983	2,289

See accompanying notes to consolidated financial statements.

77 of 107

EMS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS) (in thousands)

	Three Years Ended December 31, 2010
					Accum-
					ulated
					other
				Compre-	compre-		Total
			Additional	hensive	hensive		share-
	Common Stock		paid-in	income	income	Retained	holders’
	Shares	Amount	capital	(loss)	(loss)	earnings	equity

Balance, December 31, 2007	15,581	$1,558	139,727		12,859	92,982	247,126
Net earnings	-	-	-	20,471	-	20,471	20,471
Tax benefit for exercise of stock options	-	-	203	-	-	-	203
Exercise of common stock options	56	6	989	-	-	-	995
Redemption of shares upon exercise of common stock options	(3)	-	(70)	-	-	-	(70)
Repurchases of common stock	(480)	(48)	(9,915)	-	-	-	(9,963)
Stock-based compensation	34	3	2,336	-	-	-	2,339
Foreign currency translation adjustment	-	-	-	(18,359)	(18,359)	-	(18,359)

Comprehensive income for 2008				2,112

Balance, December 31, 2008	15,188	1,519	133,270		(5,500)	113,453	242,742
Net loss	-	-	-	(20,065)	-	(20,065)	(20,065)
Tax benefit for exercise of stock options	-	-	133	-	-	-	133
Exercise of common stock options	48	5	663	-	-	-	668
Redemption of shares upon exercise of common stock options	(2)	-	(47)	-	-	-	(47)
Repurchases of common stock	(27)	(3)	(373)	-	-	-	(376)
Stock-based compensation	42	4	2,466	-	-	-	2,470
Foreign currency translation adjustment	-	-	-	11,566	11,566	-	11,566

Comprehensive loss for 2009				(8,499)

Balance, December 31, 2009	15,249	1,525	136,112		6,066	93,388	237,091
Net earnings	-	-	-	14,065	-	14,065	14,065
Tax benefit for exercise of stock options	-	-	1	-	-	-	1
Exercise of common stock options	9	1	134	-	-	-	135
Repurchases of common stock	(4)	-	(61)	-	-	-	(61)
Stock-based compensation	57	5	1,952	-	-	-	1,957
Foreign currency translation adjustment	-	-	-	3,832	3,832	-	3,832

Comprehensive income for 2010				17,897

Balance December 31, 2010	15,311	$1,531	138,138		9,898	107,453	257,020

See accompanying notes to consolidated financial statements.

78 of 107

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 and 2008

(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

EMS Technologies, Inc. (“EMS”) designs, manufactures and markets products of wireless connectivity solutions over satellite and terrestrial networks. EMS keeps people and systems connected, wherever they are – on land, at sea, in the air or in space. EMS’s products and services are focused on the needs of the mobile information user, with an increasing emphasis on broadband applications for high-data-rate, high-capacity wireless communications. EMS’s products and services enable universal mobility, visibility and intelligence.

The consolidated financial statements include the accounts of EMS Technologies, Inc. and its subsidiaries, each of which is a wholly owned subsidiary of EMS (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. There are no other entities controlled by the Company, either directly or indirectly. Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 2010 presentation.

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

Following is a summary of the Company’s significant accounting policies:

— Revenue Recognition

Net sales are derived from sales of the Company’s products to end-users, value-added resellers, other manufacturers or systems integrators and distributors; services to support such products; and design and development arrangements under specific requirements of customer contracts. Net sales are generally recognized when completed units are shipped and as services are performed, unless multiple deliverables are involved or software is more than incidental to a product as a whole, in which case the Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codificationtm (“ASC”) Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, or ASC Subtopic 985-605, Software-Revenue Recognition, as applicable. The Company recognizes revenue from product-related service contracts and extended warranties ratably over the life of the contract. Amounts paid by customers at the inception of the service or extended warranty period are reflected as deferred revenue with the portion estimated to be recognized as revenue within the next twelve months reflected in other current liabilities in the consolidated balance sheets and the remainder reflected in other noncurrent liabilities. The Company recognizes revenue from repair services and tracking, voice and data services as services are rendered. The Company recognizes revenue from contracts for engineering services using the percentage-of-completion method for fixed price contracts, or generally as costs are incurred for cost-type contracts.

Net sales under certain long-term development and production contracts, many of which provide for periodic payments, are recognized under the percentage-of-completion method using the ratio of cost incurred to total estimated cost as the measure of performance. Estimated costs at completion for these contracts are reviewed on a routine periodic basis, and adjustments are made to the estimated costs at completion based on actual costs incurred, progress made, and estimates of the costs required to complete the contractual requirements. When the estimated cost-at-completion exceeds the contract value, the entire estimated loss is immediately recognized.

79 of 107

In applying the percentage-of-completion method of accounting, certain contracts may have revenue recognized in excess of billings (costs and estimated earnings in excess of billings), and other contracts may have billings in excess of revenue recognized (billings in excess of contract costs and estimated earnings). Under long-term development and production contracts, the prerequisites for billing the customer for periodic payments generally involve the Company’s achievement of contractually specific, objective milestones (e.g., completion of design, testing, or other engineering phase, delivery of test data or other documentation or delivery of an engineering model or flight hardware). Costs and estimated earnings in excess of billings under long-term contracts are usually billed and collected within one year. Such amounts are reflected in current assets on the consolidated balance sheet. The amounts estimated to be collected after one year of $8.6 million as of December 31, 2010, and $7.8 million as of December 31, 2009 are included in other noncurrent assets in the consolidated balance sheet.

Under cost-reimbursement contracts, the Company is reimbursed for its costs and receives a fixed fee and/or an award fee. A fixed fee is recognized as revenue over the performance of the contract in the same ratio as the costs incurred to date to the total target contract costs at completion. This ratio is also used for billing the customer. Estimated costs at completion for these contracts are reviewed and revised on a routine periodic basis, and adjustments are made to the fixed fee ratio and the fee recognized as revenue accordingly. If the contract includes a clause for partial withholding of the fee pending specific acceptance or performance criteria, then the amount of withheld fee to be recognized will depend upon management’s evaluation of the likelihood of the withheld fee amount being paid. An award fee is usually variable based upon specific performance criteria stated in the contract. Award fees are recognized only upon achieving the contractual criteria and after the customer has approved or granted the award.

In a multiple-element revenue arrangement, the Company recognizes revenue separately for each separate unit of accounting. To recognize revenue for an element that has been delivered when other elements within the arrangement have not been delivered, the delivered element must be determined to be a separate unit of accounting. For a delivered item to qualify as a separate unit of accounting, it must have standalone value apart from the undelivered item, and there must be objective evidence of the fair value of the undelivered item. For arrangements that include software that is more than incidental, the undelivered item must have vendor-specific objective evidence of fair value. When a delivered item is considered to be a separate unit of accounting, the amount of revenue recognized upon delivery (assuming all other revenue recognition criteria are met) is generally an allocation of the arrangement consideration based on the relative fair value of the delivered item to the aggregate fair value of all deliverables. If the Company cannot determine the fair value of the delivered item, the residual method is used to determine the amount of the arrangement consideration to allocate to the delivered item. When a delivered item is not considered a separate unit of accounting, revenue is deferred and generally recognized as the undelivered item qualifies for revenue recognition.

— Customer-Funded Development Arrangements

Occasionally, a customer will fund a portion of a design and development project that the Company is conducting. The Company recognizes the costs under such development programs as an expense as incurred, except to the extent that a contractual guarantee of reimbursement exists, in which case such costs are recognized as an asset as incurred. The Company considers reimbursement to be contractually guaranteed only under a legally enforceable agreement in which the amount of reimbursement can be objectively measured and verified. The Company only capitalizes such costs if the likelihood of the project being successfully completed to the customer’s specification is considered probable. Reimbursements expected within twelve months are reflected in other current assets in the consolidated balance sheet and remaining amounts are reflected in noncurrent assets.

80 of 107

— Government Research Incentives

Government-sponsored research incentives are received in the form of cash reimbursement for a portion of certain qualified research expenditures. These incentives are recorded as other current assets in the consolidated balance sheets when the qualified expenditures are made.

— Participation Payments

The Company occasionally makes cash payments and provides other incentives under long-term contractual arrangements to customers in return for a secured position of one or more of the Company’s products on an aircraft program of a commercial aircraft manufacturer. Participation payments are capitalized as other assets if recovery is considered probable and objectively supportable. Participation payments are amortized as a reduction of net sales over the estimated number of production units to be shipped over the program’s production life which reflects the pattern in which the economic benefits of the participation payments are consumed. The carrying amount of participation payments is evaluated for recovery at least annually or when other indicators of impairment occur such as a change in the estimated number of units or the economics of the program. If such estimates change, amortization expense is adjusted prospectively and/or an impairment charge is recorded, as appropriate, for the effect of the revised estimates.

— Cash Equivalents

The Company considers all highly liquid debt instruments with initial or remaining maturities of three months or less when purchased to be cash equivalents. Cash equivalents as of December 31, 2010 and 2009 included investments of $24.5 million and $18.2 million, respectively, in government-obligations money market funds, in other money market instruments, and in interest-bearing deposits.

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

Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the respective leases. Total depreciation expense was $10.5 million, $10.3 million, and $10.0 million for 2010, 2009, and 2008, respectively.

81 of 107

— Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. If assets are to be disposed of, such assets are reported at the lower of carrying amount or fair value less costs to sell, and no longer depreciated.

— Business combinations

Prior to 2009, the Company recorded business combinations in accordance with the provisions of SFAS No. 141, Business Combinations. The cost of the acquired entities was allocated based on the fair value of the underlying assets and liabilities, which included identifiable intangible assets. Goodwill represented the excess of the cost over the net of the amounts allocated to the assets acquired and liabilities assumed.

As of January 1, 2009, the Company records business combinations in accordance with the provisions of ASC Topic 805, Business Combinations, previously referred to as SFAS No. 141(R), Business Combinations. These provisions require that identifiable assets acquired and liabilities assumed be reported at fair value as of the acquisition date of a business combination. Transaction costs are expensed as incurred, and are classified within cash flows from operating activities in the consolidated statement of cash flows. Costs associated with restructuring or exit activities of an acquired entity are also expensed when incurred. Contingent consideration in a business combination is recognized at fair value at the acquisition date as a liability or as equity. Subsequent adjustments of an amount recognized as a liability, including accretion of the discounted liability, are recognized in the statement of operations in determining net earnings. Payment of contingent consideration amounts, as originally estimated at the acquisition date, are included in the financing activities section of the consolidated statement of cash flows. Payment of contingent consideration amounts in addition to those originally estimated are included in the operating activities section of the consolidated statement of cash flows.

Deferred tax assets or liabilities arising from assets acquired and liabilities assumed in business combinations are recognized and measured in accordance with the provisions of ASC Topic 740, Income Taxes, with appropriate allowances for uncertain tax positions and valuation allowances against deferred tax assets. Subsequent changes to allowances for uncertain tax positions and valuation allowances against deferred tax assets after the measurement period are recognized as an adjustment to income tax expense.

— Goodwill and Other Intangible Assets

Goodwill is recognized as a result of a business combination to the extent the consideration transferred exceeds the acquisition-date amounts of identifiable assets acquired and liabilities assumed, determined in accordance with the provisions of ASC Topic 805. An intangible asset is recognized as an asset apart from goodwill if it arises from contractual or other legal rights or if it is separable, that is, it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged. Such identifiable intangible assets are recorded at fair value at the date of acquisition. Goodwill and intangible assets acquired in a business combination and determined to have indefinite useful lives are not being amortized, but instead are evaluated for impairment annually, and between annual tests if an event occurs or circumstances change that indicate that the asset might be impaired.

The Company completes its annual evaluation of goodwill for impairment in the fourth quarter of each fiscal year. ASC Topic 350, Intangibles – Goodwill and Other requires that if the fair value of a reporting unit is less than its carrying amount, including goodwill, further analysis is required to measure the amount of the impairment loss, if any. The amount by which the reporting unit’s carrying amount of goodwill exceeds the implied fair value of the reporting unit’s goodwill, determined in accordance with ASC Topic 350, is to be recognized as an impairment loss. As a result of the Company’s annual evaluation of goodwill in 2009, the

82 of 107

Company recorded an impairment charge of $19.9 million. The 2009 impairment charge related to the Company’s LXE segment. Refer to Note 3 for additional information.

In accordance with ASC Topic 350, intangible assets, other than those determined to have an indefinite life, are amortized to their estimated residual values on a straight-line basis, or on the basis of economic benefit, over their estimated useful lives. The useful life of the intangible asset is the period over which the asset is expected to contribute directly or indirectly to the entity’s future cash flows. These intangible assets are reviewed for impairment in accordance with ASC Topic 360-10-05, Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amounts of the asset or asset group may not be recoverable. Recoverability of an asset or asset group to be held and used is measured by comparing its carrying amount to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge would be recognized for the amount by which the carrying amount of the asset exceeds its fair value. An asset to be disposed of would be reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. Cash flow projections, although subject to uncertainty, are based on management’s estimates of future performance, giving consideration to existing and anticipated competitive and economic conditions.

Unfavorable economic or financial market conditions or other developments may affect the fair value of one or more of the Company’s business units and it is reasonably possible that the Company may be required to record additional asset impairment charges in the future. As of December 31, 2010, the Company had approximately $60.5 million of goodwill and $41.3 million of other intangible assets on the consolidated balance sheet, collectively representing approximately 27% of total assets. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in the Company’s share price and market capitalization, a decline in expected future cash flows for one or more business units, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower-than-expected growth rates, among others. If the Company is required to recognize an additional impairment loss related to goodwill or long-lived assets, the related charge, although a noncash charge, could materially impact reported earnings or loss from continuing operations for the period in which the impairment loss is recognized.

— Loss Contingencies

We record a liability for a loss contingency when the loss is considered probable to occur and can be reasonably estimated. Legal costs related to a loss contingency are recorded when costs are incurred.

— Income Taxes

The Company provides for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets and liabilities are classified as current or noncurrent based upon the nature of the underlying temporary differences. The effect on deferred taxes of a change in tax rates is recognized in earnings in the period that includes the enactment date. The Company does not provide for U.S. federal and state income taxes on the cumulative undistributed earnings of its foreign subsidiaries because such earnings are deemed to be indefinitely reinvested.

The Company assesses the recoverability of deferred tax assets based on estimates of future taxable income and establishes a valuation allowance against its deferred tax assets in a jurisdiction if it believes that it is more likely than not that the deferred tax assets will not be recoverable.

The Company assesses the amount of benefit to recognize for uncertain tax positions taken or expected to be taken in a tax return by applying a prescribed recognition measurement model. The evaluation of a tax position in accordance with this model is a two-step process. In the first step, recognition, the Company determines

83 of 107

whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

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

The following table is a reconciliation of the denominator for basic and diluted earnings per share calculations for the years ended December 31, 2010 and 2009 (in thousands). Potential dilutive shares were excluded from the computation of diluted net loss per share for the year ended December 31, 2009, because the effect of their inclusion would have been anti-dilutive:

	2010	2009	2008

Basic weighted-average number of common shares outstanding	15,191	15,169	15,452
Dilutive potential shares using the treasury share method	59	-	176

Diluted weighted-average number of common shares outstanding	15,250	15,169	15,628

Shares that were not included in computation of diluted earnings per share that could potentially dilute future basic earnings per share because their effect on the periods were antidilutive	619	1,045	341

— Stock-Based Compensation

Stock-based compensation is recognized on a straight-line basis over the requisite service period for each separately vesting portion of an award as if the award was, in substance, multiple awards. The Company estimates future forfeitures based on historical experience, reviews such estimates periodically and adjusts expense recognition accordingly.

— Foreign Currency Translation

The functional currency is generally the local currency for each of the Company’s subsidiaries. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates in effect at the balance sheet date. Revenues and expenses are translated using average monthly exchange rates. The resulting translation adjustments are recorded as other comprehensive income in the accompanying consolidated statements of shareholders’ equity and comprehensive income.

Certain transactions produce receivables or payables denominated in a currency other than the functional currency. Any subsequent changes in exchange rates between the functional currency and the currency in which a transaction is denominated generates a foreign currency transaction gain or loss that is generally

84 of 107

included in determining net earnings. However, gains or losses resulting from intercompany foreign currency transactions that are of a long-term-investment nature (that is, settlement is not planned or anticipated in the foreseeable future) are reported in the same manner as translation adjustments.

— Comprehensive Income

Comprehensive income consists of net earnings and foreign currency translation adjustments and is presented in the consolidated statements of shareholders’ equity and comprehensive income (loss).

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

None of the derivative financial instruments are designated as a hedge for accounting purposes. Therefore, each instrument is reflected at fair value in the consolidated balance sheet with the change in fair value reflected in earnings.

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

—  Recently Adopted Accounting Pronouncements

In January 2010, the FASB issued guidance amending and clarifying requirements for fair value measurements and disclosures in the Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures About Fair Value Measurements. The new guidance requires disclosure of transfers in and out of Level 1 and Level 2 and a reconciliation of all activity in Level 3. The guidance also requires detailed disaggregation disclosure for each class of assets and liabilities in all levels, and disclosures about inputs and valuation techniques for Level 2 and Level 3. The guidance was effective for the Company in the first quarter of 2010 and the disclosure reconciliation of all activity in Level 3 is effective for the Company in the first quarter of 2011. The adoption of ASU 2010-06 is not expected to have a material impact on the Company’s consolidated financial statements.

—  Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2010, the FASB issued ASU No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures under ASC Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations

85 of 107

for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

For additional information on accounting pronouncements recently issued but not yet adopted, refer to the caption “Effect of New Accounting Pronouncements” within Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report.

(2) BUSINESS COMBINATIONS

The Company has expanded its technology base by acquiring various companies or their assets.

During 2009, the Company completed the acquisitions of all of the equity interest in two businesses; Formation, Inc. (“Formation”), of Moorestown, New Jersey on January 9, 2009; and Satamatics Global Limited (“Satamatics”) of Tewkesbury, UK, on February 13, 2009.

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

The aggregate cash purchase price for these two entities was approximately $90.7 million paid in 2009. In addition, one of the purchase agreements included a contingent consideration arrangement of up to $15 million. Management estimated that the fair value of the contingent consideration arrangement at the acquisition date was approximately $10.5 million. The estimated fair value of the contingent consideration liability increased by $3.2 million in 2009 primarily related to accretion in the liability from the acquisition date, changes in the expected earn-out payments based on the results of 2009, and an agreement between the Company and the sellers of the acquired entity to set the 2010 earn-out at a fixed amount. The fair value of the contingent consideration liability was increased by $0.3 million in 2010 to reflect the final agreement of the 2010 earn-out amount, which settled the contingency. These net charges were recorded in acquisition-related items in the consolidated statement of operations. $13.1 million of the contingent consideration liability was paid in cash to the sellers in 2010, and $0.9 million was paid in the first quarter of 2011. In the consolidated statement of cash flows, the amount of the payments that represented the estimated fair value of the contingent consideration arrangement at the acquisition date is reflected in the financing activities section. The remaining amount of the payments in 2010 that represents changes in the estimated fair value, primarily accretion in the liability from the acquisition date, is included in the operating activities from continuing operations section.

ASC Topic 805 requires that identifiable assets acquired and liabilities assumed be reported at fair value as of the acquisition date of a business combination. Including the contingent consideration as originally estimated, the aggregate estimated fair value of the consideration for these two entities, as of their respective acquisition dates, was approximately $101.2 million. This included identifiable intangible assets of approximately $46.4 million and goodwill totaling approximately $47.5 million. These intangible assets are subject to amortization based on expected useful lives that range from one to thirteen years. The Company did not incur

86 of 107

costs to renew or extend the term of acquired intangible assets during the period ended December 31, 2010. The valuation methods and assumptions used to determine fair value of major classes of assets acquired and liabilities assumed were in accordance with ASC Topic 820, Fair Value Measurements and Disclosures.

The goodwill results from the application of ASC Topic 805 since it requires that the acquirer subsume into goodwill the value of any acquired intangible asset that is not identifiable and the value attributed to items that do not qualify for separate recognition as assets at the acquisition date. The revised standard on accounting for business combinations prohibits separate recognition for certain acquired intangible assets that do not arise from contractual or other legal rights or do not meet specified separation criteria (e.g., assembled workforce). In addition, value is attributed by management to certain items that do not qualify as assets at the acquisition date, such as future technologies that management expects to be developed based on a track record of the acquired entities meeting market demands. Management also believes that synergies exist between these newly acquired product lines and the Company’s existing aero and connectivity businesses that allow the opportunity for promising growth. The goodwill resulting from the acquisition of Satamatics was assigned to the Satamatics reporting unit and the Global Tracking reporting segment. The goodwill resulting from the acquisition of Formation was originally assigned to the Formation reporting unit and the Aviation reporting segment.

The Company included the operating results of Formation in its Aviation segment and the operating results of Satamatics in its Global Tracking segment in the consolidated statement of operations since the acquisition date for each respective entity. The results for 2010 and 2009 included net sales of $51.3 million and $60.2 million, respectively, and a loss from continuing operations before taxes of $2.6 million and $0.2 million, respectively. During 2010, the Company recognized net acquisition-related charges of $0.6 million. During 2009, the Company recognized net acquisition-related charges of $7.2 million. These net charges were principally a result of the adoption of SFAS No. 141(R), including transaction costs, and a net charge related to an increase in the earn-out liability. Also included in 2009, was a $1.4 million foreign exchange loss related to the funding of the Satamatics acquisition, which was required to be paid in British pounds sterling. The loss resulted from changes in foreign currency exchange rates from the date the Company funded the transaction to the date the acquisition was completed.

The following table provides unaudited supplemental pro forma information of the Company for 2009 and 2008 as if these acquisitions had been completed on January 1 of the respective years. The results were prepared based on the historical financial statements of the Company and the acquired entities and include pro forma adjustments to reflect the effects of the transactions and the provisions of SFAS No. 141(R) as if it had been in effect at these hypothetical acquisition dates (in thousands):

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

The aggregate purchase price for the entities acquired in 2008 was approximately $33 million. The cost of the acquired entities was allocated based on the fair value of the underlying assets and liabilities, which included identifiable intangible assets of approximately $8.4 million. Intangible assets are subject to amortization based on expected useful lives that range mainly from three to five years. Goodwill, totaling approximately $22.4 million, represented the excess of the cost over the net of the amounts allocated to the assets acquired

87 of 107

and liabilities assumed. Approximately $11.0 million of the acquired goodwill is deductible over a 15-year period for income tax purposes.

Sky Connect is included in the Company’s Aviation reportable operating segment, and Trux is included in the Company’s LXE reportable operating segment. Their operating results are being included in the Company’s results of operations from their respective dates of acquisition. The Company recognized a loss on impairment of goodwill of $19.9 million in 2009 at the LXE reporting unit (see Note 3 for additional information). A proportional share of the loss was allocated to the goodwill resulting from the acquisition of Trux.

Pro forma financial statements and information have not been included for either of the 2008 acquisitions since they were not considered significant acquisitions individually or in aggregate in relation to the Company’s consolidated financial statements.

To further align the businesses within the Aviation segment, significant strides were made in 2010 to align and integrate the operations of the Formation, Sky Connect and Canadian-based aviation businesses. Sales efforts, manufacturing processes, and administrative support staff have been combined to leverage Aviation’s strengths and resources. As a result, at the end of 2010, the Company ceased operations at the Takoma Park, MD facility. In addition, as of 2011, the Company no longer considers Formation and Sky Connect as separate reporting units but instead considers the Aviation segment as the reporting unit for all of the segment’s assets.

(3) GOODWILL AND OTHER INTANGIBLE ASSETS

As discussed in Note 2, the Company completed two business combinations during 2009, and two during 2008. The consolidated financial statements include the identifiable intangible assets and goodwill resulting from these business combinations in addition to amounts from acquisitions of businesses completed prior to 2008.

The following table presents the changes in the carrying amount of goodwill during 2009 and 2010 (in thousands):

	Aviation	LXE	Global Tracking	Total

Balance as of December 31, 2008	$11,007	20,395	-	31,402

Goodwill acquired during year	24,101	-	23,429	47,530
Foreign currency translation adjustment	-	1,295	-	1,295
Impairment loss	-	(19,891)	-	(19,891)

Balance as of December 31, 2009	35,108	1,799	23,429	60,336
Foreign currency translation adjustment	-	138	-	138

Balance as of December 31, 2010	$35,108	1,937	23,429	60,474

The Company had four reporting units with goodwill from prior acquisitions reported on the balance sheet at December 31, 2010. In completing the annual evaluation for impairment in the fourth quarter of 2010, the estimated fair value of each of the Company’s four reporting units with goodwill exceeded the carrying amount. In 2009, we recognized a loss on impairment of $19.9 million related to LXE. At December 31, 2010 only $1.9 million of goodwill remained on the balance sheet for LXE. For purposes of the goodwill impairment testing in the fourth quarter of 2010, we determined that a detailed estimate of fair value was not required since the likelihood that the current fair value determination would be less than the carrying amount was remote.

The estimated fair value of both Satamatics ($23.4 million of goodwill at December 31, 2010) and Sky Connect ($11.0 million of goodwill at December 31, 2010) exceeded the carrying amount of the reporting unit by more than 25%. However, the estimated fair value of Formation ($24.1 million of goodwill at December 31, 2010) only exceeded its carrying amount by 4%.

88 of 107

The goodwill for Formation was the result of a recent acquisition. At the acquisition date, the carrying amount of a reporting unit is equal to its purchase price. Therefore, a significant excess would generally not be expected for a recently acquired reporting unit. The key assumptions that drive the estimated fair value for Formation include future cash flows from operations, the discount rate applied to those future cash flows, determined from a weighted-average cost of capital calculation that includes management’s assessment of the risks inherent in the projected future cash flows, and EBITDA and revenue multiples using guideline comparable companies. The future cash flows include additional key assumptions relating to revenue growth rates, margins and costs. Actual future results could differ materially from these estimates which could have a negative effect on fair value. Particularly, if the markets served do not expand as we expect, the fair value of one or more of our reporting units could be determined to be below the carrying amount.

The Company estimated the fair value of each of its reporting units in a manner similar to the method used in a business combination. The Company utilized both the income approach and the market approach in the determination of fair value. Under the income approach, estimated fair value is based on the cash flow method. The key assumptions that drive the estimated fair value of the reporting units under the income approach are level 3 inputs and include future cash flows from operations and the discount rate applied to those future cash flows, determined from a weighted-average cost of capital calculation. The future cash flows include additional key assumptions relating to revenue growth rates, margins and costs. Under the market approach, the value of invested capital is derived through industry multiples and other assumptions. The key assumptions that drive the estimated fair value of the reporting units under the market approach include EBITDA and revenue multiples using guideline companies, the majority of which are level 3 inputs.

There were no accumulated impairment losses for the Company’s goodwill as of December 31, 2008. After the impairment loss recorded on LXE’s goodwill in 2009, the Company had $19.5 million and $20.2 million of accumulated impairment losses on goodwill including foreign currency translation adjustments as of December 31, 2009, and December 31, 2010, respectively.

The following table presents the gross carrying amounts and accumulated amortization, in total and by major intangible asset class, for the Company’s intangible assets subject to amortization as of December 31, 2010 and December 31, 2009 (in thousands):

	As of December 31, 2010
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Developed technology	$41,525	19,039	22,486
Customer relationships	19,164	4,787	14,377
Trade names and trademarks	6,281	1,961	4,320
Other	2,428	2,292	136

	$69,398	28,079	41,319

	As of December 31, 2009
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Developed technology	$40,385	13,460	26,925
Customer relationships	19,052	2,493	16,559
Trade names and trademarks	6,208	1,052	5,156
Other	2,428	1,812	616

	$68,073	18,817	49,256

89 of 107

Amortization expense related to these intangible assets for 2010 and 2009 was $8.5 million and $9.4 million, respectively. Amortization expense of $3.7 million and $5.5 million was included in cost of sales, $4.8 million and $3.6 million was included in selling, general and administrative expenses, and $0.6 million and $0.2 million was included in research and development expenses in the Company’s consolidated statements of operations for 2010 and 2009, respectively. Expected amortization expense for the five succeeding years is as follows: 2011 – $7.7 million, 2012 – $7.9 million, 2013 – $7.3 million, 2014 – $3.9 million, and 2015 – $3.6 million.

In-process research and development assets of $0.3 million from acquisitions made by the Company in 2009 were determined to have no future value and were written-off in 2010.

(4) FAIR VALUE MEASUREMENTS

The Company measures financial and non-financial assets and liabilities in accordance with ASC Topic 820. This guidance indicates that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-tier fair-value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

The Company uses derivative financial instruments, primarily in the form of foreign currency forward contracts, in order to mitigate the risks associated with currency fluctuations on future fair values of foreign denominated assets and liabilities. The Company’s policy is to execute such instruments with creditworthy financial institutions, and it does not enter into derivative contracts for speculative purposes. The fair values of foreign currency contracts of $467,000 net asset at December 31, 2010 and $39,000 net asset at December 31, 2009 are based on quoted market prices for similar instruments using the income approach (a level 2 input per the provisions of ASC Topic 820) and are recorded in other current assets in the Company’s consolidated balance sheets.

The Company has two fixed-rate, long-term mortgages and has borrowings under its revolving credit facility. One mortgage has an 8.0% rate and a carrying amount as of December 31, 2010 and December 31, 2009 of $5.7 million and $6.4 million, respectively. The other mortgage has a 7.1% rate and a carrying amount as of December 31, 2010 and December 31, 2009 of $2.3 million and $2.9 million, respectively. The Company’s borrowings under its revolving credit facility were $21.0 million and $18.5 million as of December 31, 2010, and December 31, 2009, respectively. The estimated fair value of the Company’s total debt was $28.3 million and $26.5 million at December 31, 2010 and December 31, 2009, respectively, and is based on quoted market prices for similar instruments (a level 2 input). Mortgage debt and borrowings under the Company’s credit facility are recorded in current and long-term debt on the Company’s consolidated balance sheets.

Management believes that these assets and liabilities can be liquidated without restriction.

90 of 107

The Company had a contingent consideration liability for earn-out provisions resulting from an acquisition completed in 2009 (Refer to Note 1 for additional information). The contingency has since been settled and an additional $13.1 million was paid in cash for the acquisition in 2010, and $0.9 million was paid the first quarter of 2011. The estimated fair value of this contingent consideration liability was determined by applying a form of the income approach (a level 3 input) based on the probability-weighted projected payment amounts discounted to present value at a rate appropriate for the risk of achieving the milestones.

The table below includes a summary of the change in estimated fair value of the contingent consideration liability (in thousands):

	Year Ended
	December 31, 2010	December 31, 2009

Balance at the beginning of the period	$13,729	-
Acquisitions	-	10,500
Fair value adjustment, including accretion	304	3,229
Settlements	(13,089)	-

Balance at the end of the period	$944	13,729

During 2010 and 2009, the fair value adjustment was an increase of $0.3 million and $3.2 million, respectively, reflecting changes in its expected payments based on the results of 2009, and an agreement to settle the 2010 earn-out amount.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis Subsequent to the Initial Recognition

In 2009, goodwill for our LXE segment was written down to its implied fair value of $1.8 million in accordance with the provisions of ASC Topic 350. Prior to the write-down, the carrying amount of LXE’s goodwill was $21.7 million. The goodwill impairment charge of $19.9 million was included in loss from continuing operations in 2009. The estimated fair value used in the Company’s impairment testing evaluation was determined by applying the income approach and market approach, both level 3 inputs. Refer to Note 3 for additional information including the valuation techniques used in the Company’s goodwill impairment evaluation.

ASC Topic 805 requires that identifiable assets acquired and liabilities assumed be reported at fair value as of the acquisition date of a business combination completed on or after January 1, 2009. The Company completed two acquisitions in 2009. Refer to Note 2 for additional information on the estimated fair values of, and the valuation techniques used, for the assets and liabilities acquired in these two acquisitions.

(5) BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

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

The Aviation segment designs and develops satellite-based communications solutions through a broad array of terminals and antennas for the aeronautical market that enable end-users in aircraft to communicate over satellite and air-to-ground links. This segment also designs equipment to process data on board aircraft, including rugged data storage, cabin-wireless connectivity, and air-to-ground connectivity equipment. The manufacturing cycle for each order is generally just a few days, and revenues are recognized upon shipment of hardware. Aviation also derives a portion of its net sales from performance on development and production contracts. Net sales on these contracts are generally accounted for using the percentage-of-completion method

91 of 107

accounting. Aviation service revenue is generated mainly from product-related service contracts, extended warranty arrangements, and from airtime services. Products and services are marketed to a variety of customers including major airframe manufacturers, avionics original equipment manufacturers (“OEM”), aircraft operators and owners.

The Defense & Space segment manufactures custom-designed, highly engineered subsystems and provides design and development services on research projects for defense electronics and satellite applications. These applications include products from military communications, RADAR, surveillance and countermeasures to high-definition television, satellite radio, and live TV for commercial airlines. Orders typically involve development and production schedules that can extend a year or more, and most revenues are recognized under the percentage-of-completion long-term contract accounting method. D&S’ service revenue is mainly generated from projects that are limited to design and development-related services, and from product-related service contracts. Products and services are typically sold to prime contractors or systems integrators rather than to end-users.

The LXE segment manufactures mobile terminals and wireless data collection equipment for logistics management systems. LXE operates mainly in three target markets: the Americas market, which is comprised of North, South and Central America; the International market, which is comprised of all other geographic areas with the highest concentration in Europe; and direct sales to original equipment manufacturers (“OEM”). The manufacturing cycle for each order is generally just a few days, and revenues are generally recognized upon shipment of products. LXE’s service revenue is mainly generated from product-related repair contracts and extended warranty arrangements. Products and services are marketed directly to end-users, through distributors, and integrators (such as value-added resellers who provide inventory management software) that incorporate it with their products and services for sale and delivery to end users.

The Global Tracking segment provides satellite-based machine-to-machine mobile communications equipment and services to track, monitor and control remote, mobile and fixed assets. Additionally, Global Tracking provides equipment for the Cospas-Sarsat search-and-rescue system and incident-management solutions for rescue coordination worldwide. The manufacturing cycle for each order is generally just a few days, and revenues are recognized upon shipment of hardware. Global Tracking also derives a portion of its net sales from performance on long-term development and production contracts. Net sales on these contracts are generally accounted for using the percentage-of-completion method accounting. Global Tracking service revenue is mainly generated from airtime service contracts. Products and services are marketed through a worldwide distribution network of value-added resellers, and also directly to end users.

Prior to 2010, the Company operated under three reportable operating segments: Communications & Tracking, D&S and LXE. The Aviation and Global Tracking segments were previously included in our Communications & Tracking segment. The Company’s historical financial data has been recast in this Annual Report on Form 10-K to conform to its 2010 segment presentation.

Accounting policies for segments are the same as those described in the summary of significant accounting policies.

92 of 107

The following segment data is presented in thousands:

	Years Ended December 31
	2010	2009	2008

Net sales:
Aviation	$106,787	123,909	92,724
Defense & Space	67,906	91,579	76,643
LXE	141,217	109,441	145,885
Global Tracking	40,676	35,043	19,793
Less intercompany sales	(1,361)	-	-

Total	$355,225	359,972	335,045

Operating income (loss):
Aviation	$6,299	10,959	15,315
Defense & Space	6,092	7,314	6,381
LXE	7,522	(26,531)	2,861
Global Tracking	1,540	424	(1,128)
Corporate & Other	(3,931)	(6,799)	(3,805)

Total	$17,522	(14,633)	19,624

Interest income, net of foreign exchange losses:
Aviation	$(446)	492	(154)
Defense & Space	8	1	6
LXE	240	(84)	500
Global Tracking	59	334	—
Corporate & Other	445	(1,344)	1,492

Total	$306	(601)	1,844

Interest expense:
Aviation	$4	68	62
Defense & Space	-	-	40
LXE	-	93	406
Global Tracking	3	-	-
Corporate & Other	1,897	2,020	1,171

Total	$1,904	2,181	1,679

Earnings (loss) from continuing operations before income taxes:
Aviation	$5,849	11,383	15,099
Defense & Space	6,100	7,315	6,347
LXE	7,762	(26,708)	2,955
Global Tracking	1,596	758	(1,128)
Corporate & Other	(5,383)	(10,163)	(3,484)

Total	$15,924	(17,415)	19,789

The results from continuing operations before income taxes for Global Tracking include selling, general and administrative expenses for certain cost centers that began supporting Global Tracking in 2010 that had supported the Aviation segment in 2009 and 2008. The results from continuing operations before income taxes for Corporate & Other include corporate expenses that are not allocated to operating segments in the financial data reviewed by the chief operating decision maker. In addition, the results from continuing operations before income taxes for 2009 includes a $1.4 million foreign exchange loss related to the funding of the Satamatics acquisition and a net charge of $7.2 million for acquisition-related items. The acquisition-related items were principally a result of the adoption of SFAS No. 141(R), including transaction costs, and the accretion of an

93 of 107

earn-out liability related to one of the Company’s recent acquisitions recorded at estimated fair value on a discounted basis, an increase in the estimated fair value of the earn-out liability in 2009 reflecting changes in the expected earn-out payments based on the results of 2009, and an agreement between the Company and the sellers of the acquired entity to settle the 2010 earn-out provisions. The results from continuing operations before income taxes for LXE include an impairment loss on goodwill of $19.9 million for the year ended December 31, 2009.

	Years Ended December 31
	2010	2009	2008

Capital expenditures:
Aviation	$3,014	2,822	4,090
Defense & Space	158	5,966	6,105
LXE	6,566	3,726	2,957
Global Tracking	496	254	295
Corporate & Other	720	665	422

Total	$10,954	13,433	13,869

Depreciation and amortization:
Aviation	$8,138	8,577	4,609
Defense & Space	3,195	3,367	3,023
LXE	3,320	3,345	3,363
Global Tracking	3,651	3,540	480
Corporate & Other	1,241	1,160	1,023

Total	$19,545	19,989	12,498

	December 31
	2010	2009

Assets:
Aviation	$149,834	144,486
Defense & Space	45,968	53,883
LXE	78,588	71,632
Global Tracking	80,103	75,919
Corporate & Other	18,451	28,225

Total	$372,944	374,145

Following is a summary of enterprise-wide information (in thousands):

	Years Ended December 31
	2010	2009	2008

Net sales to customers in the following regions:
United States	$243,369	252,749	202,520
Other foreign countries	111,856	107,223	132,525

Total	$355,225	359,972	335,045

94 of 107

Net sales are attributed to individual countries based on the customer’s country of origin at the time of the sale.

	December 31
	2010	2009

Long-lived assets (excluding goodwill) are located in the following countries:
United States	$50,123	54,372
United Kingdom	21,637	24,442
Canada	9,094	8,820
Other foreign countries	8,848	9,562

Total	$89,702	97,196

Concentration of net assets by geographic region:
United States	$77,006	72,826
Canada	68,677	62,239
Europe	101,880	97,216
Other	9,457	4,810

Total	$257,020	237,091

Sales to no individual customer exceeded 10% of our annual net sales during the years ended December 31, 2010 or 2008. Sales to one of our customers during the year ended December 31, 2009 exceeded 10% of our annual net sales, with sales of $37.9 million, mainly due to a significant order received by our D&S segment.

(6) INVENTORIES

Inventories as of December 31, 2010 and 2009 included the following (in thousands):

	December 31
	2010	2009

Parts and materials	$24,996	25,221
Work-in-process	6,127	5,142
Finished goods	10,526	10,292

	$41,649	40,655

Costs included in inventories related to long-term development and production programs or contracts are primarily for materials and work performed on programs awaiting funding, or on contracts not yet finalized. Such costs were $0.9 million at December 31, 2010, and $1.1 million at December 31, 2009.

95 of 107

(7) LONG-TERM DEBT

The following is a summary of long-term debt as of December 31, 2010 and 2009 (in thousands):

	2010	2009

Revolving credit loan with a syndicate of banks in the U. S., which matures in February 2013, interest payable monthly at a variable rate (3.75% at December 31, 2010)	$21,000	18,500
Promissory note, secured by a first mortgage on the Company’s headquarters facility, maturing in 2016, principal and interest payable in equal monthly installments of $104 with a fixed interest rate of 8.0%	5,670	6,370
Term loan with an insurance company, secured by a U.S. building, maturing in February 2014, principal and interest payable in equal monthly installments of $68 with a fixed interest rate of 7.1%	2,302	2,878
Capital lease agreements, secured by machinery and equipment, computer hardware, software and peripherals, with various terms through 2010, due in quarterly installments with implicit interest rates of 4.2%	-	2

Total long-term debt	28,972	27,750
Less current installments of long-term debt	1,496	1,398

Long-term debt, excluding current installments	$27,476	26,352

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

Interest will be, at the Company’s option, a function of either the lead bank’s prime rate or the then-published London Interbank Offered Rate (“LIBOR”) for the applicable borrowing period. A commitment fee equal to 0.30% per annum of the average daily unused credit is payable quarterly. As of December 31, 2010, the Company had $21.0 million of borrowings outstanding under this revolving credit facility.

The credit agreement includes a financial covenant that establishes a maximum ratio of total funded debt to historical consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”). The credit agreement also establishes a minimum ratio of consolidated EBITDA less capital expenditures and taxes paid to specific fixed charges, primarily interest, scheduled principal payments under all debt agreements and dividends. The credit agreement includes various other covenants that are customary in such borrowings. The agreement also restricts the ability of the Company to declare or pay cash dividends. As of December 31, 2010, the Company was in compliance with the covenants under its credit agreement.

The Company has $2.9 million of standby letters of credit to satisfy performance guarantee requirements under certain customer contracts. While these obligations are not normally called, they could be called by the beneficiaries at any time before the expiration date should the Company fail to meet certain contractual requirements. After deducting outstanding letters of credit, as of December 31, 2010, the Company had $38.2 million available for borrowing in the U.S. and $12.9 million available for borrowing in Canada under the revolving credit agreement.

96 of 107

Following is a summary of the combined principal maturities of all long-term debt (in thousands) as of December 31, 2010:

2011	$1,496
2012	1,613
2013	22,740
2014	1,182
2015	1,133
Thereafter	808

Total principal maturities	$28,972

Included in these totals are principal payments to be made under the Company’s capital lease agreements.

8) STOCK-BASED COMPENSATION

The Company has granted nonqualified stock options and nonvested restricted stock to key employees and directors under several stock award plans.

All outstanding options have been granted with an exercise price equal to the fair market value of the stock on the grant date. The principal vesting requirement for all options granted prior to and after 2006 was satisfaction of a service condition. The vesting requirements for options granted in 2006 included service-based and performance-based conditions. Grants to executives are made from a shareholder-approved plan. Grants to individuals other than executives are made from a plan that has not been subject to shareholder approval. As of December 31, 2010, there were options exercisable under all plans for approximately 807,000 shares of common stock, and there were approximately 1,290,000 shares available for future option grants. The Company’s policy is to issue new shares when options are exercised.

The grants of restricted stock are valued on the date of grant at the intrinsic value of the underlying stock. Typically, the only restriction related to these grants is a service condition. As of December 31, 2010, the Company had granted 196,000 nonvested shares to employees of which 22,000 shares vested in 2010, and 14,000 shares were forfeited.

Stock-based compensation is recognized on a straight-line basis over the requisite service period for each separately vesting portion of an award as if the award was, in substance, multiple awards. The Company recognized charges to income of $1,957,000 in 2010, $2,470,000 in 2009, and $2,339,000 in 2008, before income tax benefit, for all the Company’s stock awards. The Company also recognized related income tax benefits of $553,000, $846,000, and $955,000 for the same periods, respectively.

97 of 107

Following is a summary of options outstanding as of December 31, 2010 (shares in thousands):

	Outstanding			Exercisable
	Number	Weighted	Weighted Average	Number	Weighted	Weighted Average
Range of	of	Average	Remaining	of	Average	Remaining
Exercise Prices	Shares	Exercise Price	Contractual Life	Shares	Exercise Price	Contractual Life

$11.63 - 13.89	209	$13.59		46	$13.15
13.90 - 14.93	99	14.08		49	14.22
14.94 - 15.80	61	15.60		56	15.64
15.81 - 18.98	195	17.57		174	17.64
18.99 - 20.00	156	19.33		142	19.30
20.01 - 22.74	196	21.13		181	21.05
22.75 - 28.67	241	26.06		159	26.61

$11.63 - 28.67	1,157	$19.06	3.24 years	807	$19.87	2.62 years

Options with service-based vesting only
The principal vesting requirement for all options granted prior to and after 2006 is a service condition that requires service to be rendered to the Company for a specified period of time. Vesting periods range from six months to four years, and substantially all of these options have graded vesting over these periods. Options provide for accelerated vesting if there is a change of control, as defined in the plans. All outstanding options expire from six to ten years after the date of grant.

Following is a summary of activity for 2010 for options with only service-based vesting (shares and aggregate intrinsic value in thousands):

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise	Life	Intrinsic
	Shares	Price	(in years)	Value

Options outstanding at December 31, 2009	868	$20.82
Granted	279	14.29
Exercised	(9)	14.97
Forfeited or expired	(92)	22.15

Options outstanding at December 31, 2010	1,046	19.01	3.4	$1,925

Options exercisable at December 31, 2010	695	19.93	2.8	811

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model and the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s stock over a period equal to the expected term. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

	2010	2009	2008

Expected volatility	45%	47%	45% - 46%
Expected term (in years)	4.6	4.6	4.8 - 5.0
Risk-free rate	1.2% - 2.3%	1.5% - 2.1%	2.9% - 3.0%
Expected dividend yield	None	None	None

98 of 107

The weighted-average grant-date fair value of options with only service-based vesting granted in years 2010, 2009, and 2008 was $5.76, $9.15, and $12.02, respectively. The total intrinsic value for service-based options exercised during the years ended December 31, 2010, 2009 and 2008 was $33,000, $370,000 and $501,000, respectively.

As of December 31, 2010, there was $974,000 of total unrecognized compensation cost related to nonvested options with only service-based vesting granted under the Company’s plans. That cost is expected to be recognized over a weighted-average period of 1.1 years.

Options with performance-based and service-based vesting
In 2006, the Company issued options that included both performance-based and service-based vesting conditions. Each option became exercisable as to 25% of the shares beginning on the first anniversary of the grant and continuing on the subsequent three anniversaries, provided that the Company or, in the case of segment employees, the employee’s principal segment during the year, had achieved, certain earnings targets. These options expire on the sixth anniversary of the date of grant. All other terms and conditions of these option grants are similar to options with only service-based vesting.

Following is a summary of option activity for options with both performance-based and service-based vesting conditions for 2010 (shares and aggregate intrinsic value in thousands):

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise	Life	Intrinsic
	Shares	Price	(in years)	Value

Options outstanding at December 31, 2009	126	$19.28
Granted	—	—
Exercised	—	—
Forfeited or expired	(14)	18.05

Options outstanding at December 31, 2010	112	19.44	1.3	$-

Options exercisable at December 31, 2010	112	19.44	1.3	-

The grant-date fair value of all options vested during the years ended December 31, 2010, 2009, and 2008 was $1.0 million, $2.2 million, and $1.3 million, respectively. The Company received $0.1 million, $0.5 million, and $0.9 million from all share options exercised, net of withholding taxes, during 2010, 2009, and 2008, respectively.

Nonvested stock awards

Following is a summary of nonvested stock activity for 2010 (shares in thousands):

		Weighted-
	Number	Average
	of	Grant-Date
	Shares	Fair Value

Nonvested stock outstanding at December 31, 2009	71	$21.77
Granted	71	14.25
Vested	(22)	22.23
Forefeited	(14)	18.87

Nonvested stock outstanding at December 31, 2010	106	$16.97

99 of 107

Nonvested stock valued at $1,015,000, $818,000, and $206,000 was granted during 2010, 2009, and 2008, respectively. The only restriction on the stock is the completion of specified service periods. As of December 31, 2010, there was $816,000 of total unrecognized compensation cost related to nonvested stock awards. That cost is expected to be recognized on a straight-line basis over a weighted-average two-year service period.

9) INCOME TAXES

Total income tax (expense) benefit provided for in the Company’s consolidated financial statements consists of the following for the years ended December 31, 2010, 2009, and 2008 (in thousands):

	2010	2009	2008

Income tax benefit (expense), continuing operations	$(1,859)	4,266	682
Income tax benefit, discontinued operations	-	4,001	-
Income tax benefit resulting from exercise of stock options credited to shareholders’ equity	1	133	203

Total	$(1,858)	8,400	885

The components of income tax (expense) benefit for continuing operations for the years ended December 31, 2010, 2009 and 2008 were (in thousands):

	2010	2009	2008

Current:
Federal	$(1,181)	(42)	(1,460)
State	(237)	(128)	(176)
Foreign	(2,953)	(193)	(689)

Total	(4,371)	(363)	(2,325)

Deferred:
Federal	1,489	4,646	1,569
State	232	5	9
Foreign	791	(22)	1,429

Total	2,512	4,629	3,007

Total income tax (expense) benefit	$(1,859)	4,266	682

100 of 107

Income tax (expense) benefit for continuing operations differed as follows from the amounts computed by applying the U.S. federal statutory income tax rate of 34% to (earnings) loss from continuing operations before income taxes for the years ended December 31, 2010, 2009, and 2008, respectively (in thousands):

	2010	2009	2008

(Expense) benefit computed at the federal statutory rate	$(5,414)	5,921	(6,728)
Effect of:
State income taxes, net of federal income tax effects	(3)	(81)	(110)
Tax credits from research activities	4,355	7,359	1,716
Difference in effective foreign tax rates	734	(41)	222
Valuation allowance	(1,253)	(168)	5,518
Foreign permanent differences	100	341	6
Foreign income inclusions	(220)	(52)	—
Nondeductible goodwill impairment	—	(6,763)	—
Nondeductible acquisition-related items	(191)	(2,450)	—
Other	33	200	58

Income tax (expense) benefit	$(1,859)	4,266	682

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2010 and 2009 are presented below (in thousands):

	2010	2009

Deferred tax assets:
Inventories	$1,636	1,353
Accrued compensation costs	1,721	2,499
Accrued warranty costs	1,277	1,278
Foreign research expense and tax credit carryforwards	41,341	40,241
U.S. and foreign net operating loss carryforwards	5,569	4,932
Credit for corporate minimum tax	668	709
U.S. research and development credit carryforwards	8,115	7,714
Stock-based compensation	2,667	2,283
Other	3,097	2,388

Total gross deferred tax assets	66,091	63,397
Valuation allowance	(40,725)	(37,851)

	25,366	25,546

Deferred tax liabilities:
Property, plant and equipment	3,188	3,715
Intangible assets	10,862	13,132
Other	439	729

	14,489	17,576

Net deferred tax assets	$10,877	7,970

The net change in the valuation allowance for 2010, 2009 and 2008 was an increase of $2.9 million, an increase of $9.3 million, and a decrease of $20.5 million, respectively. The majority of the valuation allowance is necessary for the deferred tax assets in Canada, primarily the research expense and tax credit carryforwards.

101 of 107

The primary driver of the increase in 2010 was the effect of changes in foreign currency exchange rates on the Canadian valuation allowance. The valuation allowance also increased since the tax benefits of losses in 2010 in certain other jurisdictions could not be recognized. The Canadian increase in the valuation allowance in 2009 was attributable primarily to the effect of changes in foreign currency exchange rates ($4.3 million), revaluing the deferred tax asset to reflect future lower tax rates in the period the asset will be includable in taxable income ($3.5 million), generation of additional deferred tax assets ($5.1 million) and revision in estimate of prior year deferred tax assets ($7.4 million). These increases were partially offset by utilization of carryforwards with current period taxable income ($9.3 million) and revision in estimated utilization of deferred tax assets in the prior year ($4.9 million). The remaining increase in the valuation allowance in 2009 is due to business acquisitions and other jurisdictions with deferred tax assets for which realization is not more likely than not. The decrease in the valuation allowance in 2008 was attributable primarily to utilization of carryforwards with current period taxable income ($4.1 million), reduction of existing carryforwards as a result of revisions to amounts available ($5.9 million), the effect of changes in foreign currency exchange rates ($9.2 million) and a release of a portion of the beginning-of-the-year valuation allowance based on revisions to projected taxable income in the relatively near term ($1.3 million), supported by actual continuing profitability in the past several years.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, or prior to expiration of carryforward items. Management considers the expected reversal of deferred tax liabilities, expected levels of future taxable income and tax planning strategies in making this assessment. Based on these considerations, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets, net of the existing valuation allowances as of December 31, 2010. In most jurisdictions, recent levels of earnings are sufficient to realize the benefits of the deferred tax assets, net of the valuation allowance, over a relatively short period of time. Due to the length of time until all of the deferred tax assets would be realized and the uncertainty that exists in the current global economy, no additional benefit was realized in Canada in 2010. The valuation allowance may be reduced further in the future resulting in an income tax benefit to future consolidated statements of operations if profitability expectations for the future increase or the certainty of such projections increases. The amount of deferred tax asset considered realizable, however, could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

The Company has Investment Tax Credit carryforwards in Canada with a 20-year expiration carryforward period. The net amount of the deferred tax benefit is $41.3 million with the majority of the amount offset by a valuation allowance. The specific carryforward periods for the Investment Tax Credits extend from years 2019 through 2030 from amounts generated from tax years 1999 through 2010. The Company has $18.2 million of net foreign operating loss carryforwards in multiple jurisdictions. Despite an unlimited expiration carryforward period, the Company has close to a full valuation allowance placed on these benefits as it is more likely than not that the attributes will not be utilized in the future. The Company also has net $8.1 million of U.S. research and development credits. This amount includes estimated credits for 2010 of approximately $1.0 million that was recognized as a reduction to income tax expense in the fourth quarter of 2010 when the U.S. Congress extended the provision for the tax credit for 2010 and 2011. The specific carryforward period of the U.S. research and development credits extends from years 2020 through 2030 from amounts generated from tax years 2000 through 2010. The Company has not placed a valuation allowance against these U.S. Federal and state benefits as it is more likely than not the attributes will be utilized in the future based on projected future taxable income net of reversal of deferred tax liabilities.

The U.S. operations are consolidated for federal income tax purposes. These U.S. operations had income from continuing operations before income taxes of $0.1 million in 2010. However, U.S. taxable income for income tax reporting is expected to be approximately $6.8 million primarily due to items that are not deductible for U.S. federal income tax purposes. The U.S. operations had losses before income taxes of $19.5 million in 2009, and income before income taxes of $4.5 million in 2008. The continuing combined foreign operations

102 of 107

reported earnings before income taxes of $15.9 million, $2.1 million, and $15.3 million in 2010, 2009, and 2008, respectively. The loss for discontinued operations in 2009 was primarily within the U.S.

As of December 31, 2010, the Company had $3.4 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. The following table summarizes the activity related to the Company’s unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009

Balance as of January 1	$2,019	2,949
Increases related to current year tax positions	1,354	917
Increases related to prior year tax positions	66	5
Decreases related to lapsing of statute of limitations	(4)	(6)
Decreases related to settlements with taxing authorities	(9)	(1,915)
Changes in foreign currency exchange rate	(16)	69

Balance as of December 31	$3,410	2,019

In filing its tax returns in one of its jurisdictions for 2009, the Company recognized a tax deduction related to the exercise of stock options granted by a business acquired by the Company in 2009. While this is a valid deductible item in the tax jurisdiction, uncertainty exists related to which of the acquired legal entities is entitled to the tax deduction. Management concluded the uncertainty surrounding this position was such that the position did not meet the more-likely-than-not criteria for recognizing uncertain tax positions. This was the most significant increase to the Company’s unrecognized tax benefits during 2010.

In the normal course of business, the Company is subject to audits from the federal, state, provincial and other tax authorities regarding various tax liabilities. The Company records refunds from audits when receipt is assured and records assessments when a loss is probable and estimable. These audits may alter the timing or amounts of taxable income or deductions, or the allocation of income among tax jurisdictions. The amount ultimately paid upon resolution of issues raised may differ from the amounts accrued. The Company is generally no longer subject to income tax examination by tax authorities for years before 2004.

The Company settled a Canada provincial audit for 2008 and 2009 in the fourth quarter 2010 without a material change to the tax benefit recognized in the consolidated financial statements. The Company settled a Canadian federal level audit for years 2006 and 2007 during 2010 without a material change to the tax benefit recognized. The Company settled an audit by the Internal Revenue Service for the tax year 2006 in 2009. The Company also settled a Canada provincial audit for 2004 and 2005 in 2009. The settlement of these audits resulted in a decrease in unrecognized tax benefits of $1.9 million in 2009 as noted above. The Company is under a Canadian federal level audit for years 2008 and 2009, as well as a German audit for years 2006 through 2008. The Company expects to complete the audits in the next twelve months. Any related unrecognized tax benefits could be adjusted based on the results of the audits. The Company cannot estimate the range of the change that is reasonably possible at this time.

(10) DISCONTINUED OPERATIONS

Prior to 2009, the Company disposed of its S&T/Montreal, SatNet, and EMS Wireless divisions. The sales agreements for each of these disposals contained standard indemnification provisions for various contingencies that could not be resolved before the dates of closing and for various representations and warranties provided by the Company and the purchasers. The purchaser of EMS Wireless asserted claims under such

103 of 107

representations and warranties. The parties agreed to arbitration, which commenced in the third quarter of 2009. In March of 2010, the Company received an interim decision from the arbitrator on these claims awarding the purchaser a total of approximately $9.2 million under the warranty provisions of the purchase agreement. As a result, the Company accrued a liability for the award costs, based on the interim decision, in discontinued operations in the fourth quarter of 2009. On April 30, 2010, the arbitrator issued the final decision awarding the purchaser of the Company’s former EMS Wireless division $8.6 million. Based on this final award, the Company reduced its estimated liability by $0.6 million in 2010. This favorable adjustment in discontinued operations in 2010 was offset by additional charges related to estimated contingent liabilities associated with other divisions disposed of prior to 2009. The Company paid the final award of $8.6 million in the second quarter of 2010.

The Company had an agreement with the purchaser of the former S&T/Montreal division to acquire a license for $8 million in payments over a seven-year period, beginning in December 2008, for the rights to a certain satellite territory. The Company and the purchaser had a corresponding sublicense agreement that granted the territory rights back to the purchaser, under which the Company was to receive a portion of the satellite service revenues from the specific market territory over the same period. The purchaser had previously guaranteed that the revenues derived under the sublicense would equal or exceed the acquisition cost of the license. As part of the agreement to sell the net assets of S&T/Montreal, the Company released the purchaser from this guarantee. Without the guarantee, the Company estimated that its portion of the satellite service revenues would be less than the acquisition cost, and the Company had accordingly reflected a liability for the net cost in its consolidated balance sheet. The parties finalized a settlement under these agreements and the Company paid $3.8 million to the purchase of the former S&T/Montreal division in the fourth quarter of 2010. The settlement of these agreements also eliminated the Company’s existing contractual requirement to warrant approximately $3 million of specified in-orbit failures of the Radarsat-2 payload.

Prior to 2008, the Company completed the sale of its former SatNet division. The asset purchase agreement (“APA”) provided for the payment of $2.3 million of the aggregate consideration in an interest-bearing note to be repaid over a three-year period beginning in May 2007. As of December 31, 2010, approximately $1.1 million of this note receivable, excluding accrued interest, remained unpaid. The purchaser has indicated that it believes it has claims that offset the unpaid balance. The Company does not believe that these claims are valid according the terms of the APA and has filed an arbitration demand with the purchaser. Management believes that the purchaser has the ability to pay the remaining balance of this note receivable, and that the receivable recorded in the consolidated balance sheet is fully collectible.

In 2010 and 2008, discontinued operations had no effect on the Company’s net earnings. The Company’s discontinued operations reported a loss before income taxes of $10.9 million in 2009. The loss was mainly a result of a $9.2 million liability recorded in 2009 for costs awarded for warranty claims under the provisions of the sales agreement of our former EMS Wireless division, and for legal costs associated with the defense of these claims.

(11) RETIREMENT PLANS

The Company’s retirement program for employees in the United States consists of two tax-qualified defined contribution plans, including a 401(k) plan with a Company match and the Retirement Benefit Plan (“RBP”) described below. Under the 401(k) plan, all employees may contribute up to the IRS-specified maximums. For 2008 and a portion of 2009, the Company matched to the extent of 66 2/3% of the individual’s contribution, up to a maximum contribution of 4% of eligible compensation. The match was suspended in August 2009, but reinstated at 2%, or one-half the former level, for the last three months of 2010.

In 2008 the Company began phasing out the RBP. Under the RBP, the Company contributes a percentage of eligible compensation to a participant’s account, and that percentage depends on both the Company’s overall contribution level and his or her age, with older employees receiving a progressively greater share. As part of the phase-out, participation was frozen at December 31, 2007, and Company contributions were factored down to reflect attained age of less than 50 and attained years-of-service of less than 15 as of that date.

104 of 107

Contributions are also limited by various nondiscrimination rules, and cannot be made against that portion of an executive’s salary exceeding stated amounts. The total amount contributed by the Company to the plan is determined each year by the Board of Directors.

The Company’s employees in Canada may participate in a tax-qualified defined contribution plan whereby each participant may contribute up to 10% of base salary and the Company matches 100% of individual’s contributions, up to a maximum contribution of 4% of eligible compensation.

The Company’s retirement program for employees in the United Kingdom consists of a tax-qualified defined contribution plan. Under the plan, the Company contributes a percentage of each employee’s eligible compensation to the plan. Employees may also make contributions to the plan up to specified maximums.

The Company’s total expense for all of these plans was $2.2 million in 2010, $2.7 million in 2009, and $3.6 million in 2008.

(12) OTHER EQUITY MATTERS

On July 29, 2008, the Company’s Board of Directors authorized a stock repurchase program for up to $20 million of the Company’s common shares. As of December 31, 2010, the Company had repurchased 495,000 common shares for approximately $10.1 million. Further repurchases are no longer permitted under the terms of the Company’s principal credit agreements. There were no repurchases of common shares under this program during 2010.

On July 27, 2009, the Company’s Board of Directors adopted a Shareholder Rights Plan (the “Plan”) to replace a similar plan adopted in 1999 that expired on August 6, 2009. Under the Plan, a dividend distribution of one right for each of the Company’s outstanding common shares was made to shareholders of record at the close of business on August 7, 2009. Upon the occurrence of certain triggering events, as set forth in the Plan, the rights would become exercisable. On January 4, 2011, the Board of Directors adopted an amendment to the Plan, which eliminated the concept of “disinterested directors” and related provisions effective January 4, 2011. Under the original Plan, any person affiliated or associated with a person or group who beneficially owns more than 20% of our outstanding shares would not qualify as a disinterested director. The original Plan required the consent of a majority of these disinterested directors to take significant actions under the Plan, including the amendment of the Plan or the redemption of the Rights under the Plan prior to specified triggering events. The amended Plan also includes other conforming changes consistent with the removal of the concept of disinterested directors.

The Company has agreements with certain of its executives under which the executives would be entitled to certain payments for severance and incentive plans, continuation of other benefits and acceleration of vesting of any unvested stock options in the event of a change in control.

(13) COMMITMENTS AND CONTINGENCIES

The Company is committed under several noncancelable operating leases for office space, computer and office equipment and automobiles. Minimum annual lease payments under such leases having initial or remaining terms in excess of one year are $4,639,000 in 2011, $4,017,000 in 2012, $3,290,000 in 2013, $2,778,000 in 2014, $2,403,000 in 2015 and $3,815,000 thereafter. The Company also has short-term leases for regional sales offices, equipment and automobiles. Total rent expense under all operating leases was $5,516,000, $5,377,000, and $4,518,000 in 2010, 2009, and 2008, respectively.

The Company’s Aviation business in Canada has received cost-sharing assistance from the Government of Canada under several programs that support the development of new commercial technologies and products. This funding is repayable in the form of royalties, the level of which will depend upon future revenue earned by the Canadian business above a certain threshold. These royalties accrue at rates generally less than one percent of sales and typically require growth in revenue for amounts to be payable. As a result, although the

105 of 107

Company cannot accurately estimate the level of future possible royalties, the Company does not believe that such royalties will have a material adverse effect on future results of operations. The Company is also required to pay royalties through LXE, and to a lesser extent through Global Tracking and D&S. These royalty fees are based on the sales of specific products and are calculated at fixed percentages on their net selling price. In total, the Company incurred costs of $1.9 million, $1.2 million, and $1.3 million related to royalty fees in 2010, 2009 and 2008, respectively.

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

	Years Ended December 31
	2010	2009	2008

Balance at beginning of the period	$4,085	2,789	2,647
Additions at dates of acquisition for businesses acquired during period	-	464	-
Accruals for warranties issued during the period	3,131	4,858	3,308
Settlements made during the period	(3,011)	(4,026)	(3,166)

Balance at end of period	$4,205	4,085	2,789

The Company has agreements with certain of its executives under which the executives would be entitled to certain payments for severance and incentive plans, continuation of other benefits and acceleration of vesting of any unvested stock option in the event of a change in control.

(14) LITIGATION

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

106 of 107

(15) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Following is a summary of interim financial information for the years ended December 31, 2010 and 2009 (in thousands, except net earnings (loss) per share):

	2010 Quarters Ended
	April 3	July 3	October 2	December 31

Net sales	$82,902	88,477	85,723	98,123
Operating income	1,924	5,174	4,268	6,155
Net earnings	591	3,868	3,471	6,135
Net earnings per share:
Basic	$0.04	0.25	0.23	0.40
Diluted	0.04	0.25	0.23	0.40

	2009 Quarters Ended
	April 4	July 4	October 3	December 31

Net sales	$92,278	96,938	85,731	85,025
Operating (loss) income	(1,942)	3,355	2,566	(18,612)
(Loss) earnings from continuing operations	(2,968)	3,186	5,989	(19,356)
Loss from discontinued operations	-	-	(709)	(6,207)
Net (loss) earnings	(2,968)	3,186	5,280	(25,563)
Net (loss) earnings per share:
Basic:
Continuing operations	$(0.20)	0.21	0.39	(1.27)
Discontinued operations	-	-	(0.05)	(0.41)

Net (loss) earnings	$(0.20)	0.21	0.34	(1.68)

Diluted:
Continuing operations	$(0.20)	0.21	0.39	(1.27)
Discontinued operations	-	-	(0.05)	(0.41)

Net (loss) earnings	$(0.20)	0.21	0.34	(1.68)

The sum of the earnings per share information on an interim basis in the two tables above may not equal the earnings per share information for the full year due to rounding differences.

107 of 107