Form 10-Q
period 2011-04-02
EMS TECHNOLOGIES INC
filed 2011-05-12
CIK 32198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on May 6, 2011:

Class	Number of Shares
Common Stock, $.10 par value	15,340,186

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
EMS Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended
	April 2	April 3
	2011	2010
Product net sales	$70,997	65,235
Service net sales	14,040	17,667

Net sales	85,037	82,902

Product cost of sales	46,746	43,777
Service cost of sales	6,814	9,505

Cost of sales	53,560	53,282
Selling, general and administrative expenses	22,234	21,674
Research and development expenses	5,674	5,421
Impairment loss on goodwill related charges	—	384
Acquisition-related items	—	217

Operating income	3,569	1,924
Interest income	112	181
Interest expense	(513)	(477)
Foreign exchange loss, net	(179)	(693)

Earnings before income taxes	2,989	935
Income tax expense	595	344

Net earnings	$2,394	591

Net earnings per share:
Basic	$0.16	0.04
Diluted	0.16	0.04

Weighted-average number of common shares outstanding:
Basic	15,230	15,179
Diluted	15,356	15,206
See accompanying notes to interim unaudited consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands)

	April 2	December 31
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$71,504	55,938
Trade accounts receivable, net of allowance for doubtful accounts of $1,171 in 2011 and $1,389 in 2010	64,358	68,691
Costs and estimated earnings in excess of billings on long-term contracts	21,191	21,980
Inventories	45,179	41,649
Deferred income taxes	3,896	3,891
Other current assets	8,669	7,319

Total current assets	214,797	199,468

Property, plant and equipment:
Land	1,150	1,150
Buildings and leasehold improvements	19,319	19,115
Machinery and equipment	121,441	117,855
Furniture and fixtures	10,967	10,850

Total property, plant and equipment	152,877	148,970
Less accumulated depreciation	104,249	100,587

Net property, plant and equipment	48,628	48,383
Deferred income taxes	11,850	11,845
Goodwill	60,548	60,474
Other intangible assets, net of accumulated amortization of $30,431 in 2011 and $28,079 in 2010	39,465	41,319
Costs and estimated earnings in excess of billings on long-term contracts	10,169	8,611
Other assets	2,898	2,844

Total assets	$388,355	372,944

See accompanying notes to interim unaudited consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited), continued
(in thousands, except share data)

	April 2	December 31
	2011	2010
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$1,530	1,496
Accounts payable	30,657	24,979
Billings in excess of contract costs and estimated earnings on long-term contracts	8,767	8,593
Accrued compensation and related costs	11,923	20,626
Deferred revenue	11,045	10,897
Other current liabilities	7,768	6,946

Total current liabilities	71,690	73,537

Long-term debt, excluding current installments	38,011	27,476
Deferred income taxes	3,748	4,859
Other liabilities	11,106	10,052

Total liabilities	124,555	115,924

Shareholders’ equity:
Preferred stock of $1.00 par value per share; Authorized 10,000 shares; none issued	—	—
Common stock of $0.10 par value per share; Authorized 75,000 shares; issued and outstanding 15,336 in 2011 and 15,311 in 2010	1,534	1,531
Additional paid-in capital	138,912	138,138
Accumulated other comprehensive income — foreign currency translation adjustment	13,507	9,898
Retained earnings	109,847	107,453

Total shareholders’ equity	263,800	257,020

Commitments and contingencies

Total liabilities and shareholders’ equity	$388,355	372,944

See accompanying notes to interim unaudited consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended
	April 2	April 3
	2011	2010
Cash flows from operating activities:
Net earnings	$2,394	591
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,836	5,040
Deferred income taxes	(1,117)	—
Stock-based compensation expense	479	400
Change in fair value of contingent consideration liability	—	217
Payment for acquisition of business under contingent consideration arrangement	(325)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	5,605	327
Costs and estimated earnings in excess of billings on long-term contracts	(343)	(1,276)
Billings in excess of costs and estimated earnings on long-term contracts	172	805
Inventories	(2,373)	(1,691)
Accounts payable	4,834	1,741
Income taxes	972	(467)
Accrued compensation and retirement costs	(8,939)	501
Deferred revenue	840	2,043
Other	(764)	(652)

Net cash provided by operating activities	6,271	7,579

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,601)	(1,787)
Proceeds from sales of assets	11	18

Net cash used in investing activities	(2,590)	(1,769)

Cash flows from financing activities:
Net borrowings under revolving credit facility	11,000	500
Repayment of other debt	(432)	(340)
Deferred financing costs paid	—	(28)
Payment for acquisition of business under contingent consideration arrangement	(626)	—
Payments for repurchase and retirement of common shares	(68)	—
Proceeds from exercises of stock options	366	—

Net cash provided by financing activities	10,240	132

Effect of changes in exchange rates on cash and cash equivalents	1,645	607

Net change in cash and cash equivalents	15,566	6,549
Cash and cash equivalents at beginning of period	55,938	47,174

Cash and cash equivalents at end of period	$71,504	53,723

See accompanying notes to interim unaudited consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
April 2, 2011 and April 3, 2010
1. Basis of Presentation
EMS Technologies, Inc. (“EMS”) designs, manufactures and markets products of wireless connectivity solutions over satellite and terrestrial networks. EMS keeps people and systems connected, wherever they are — on land, at sea, in the air or in space. EMS’s products and services are focused on the needs of the mobile information user, enabling universal mobility, visibility and intelligence.
The consolidated financial statements include the accounts of EMS Technologies, Inc. and its subsidiaries, each of which is a wholly owned subsidiary of EMS (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. There are no other entities controlled by the Company, either directly or indirectly. Certain reclassifications have been made to the 2010 consolidated financial statements to conform to the 2011 presentation.
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
—Management’s Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and reporting of revenue and expenses and gains and losses during the period. Actual future results could differ materially from those estimates.
The nature of the Company’s customer arrangements to design, develop and manufacture technologically advanced products may involve uncertainty related to the costs to complete overall projects and the timing of completion of the critical phases of the projects, particularly when the projects involve novel approaches and solutions and/or require sophisticated subsystems supplied or cooperatively developed by third parties. The accounting for such arrangement requires significant judgment regarding the ultimate amount to be realized from a revenue contract or the amount of costs to be reimbursed by customers under funded development projects, and the overall costs to be incurred. The consolidated financial results include management’s estimates of these aspects of such arrangements. Potential penalties under customer arrangements are reflected in the financial statements based on management’s assessment of the likelihood and amount of any such penalty. That assessment often requires significant judgment by management. Under certain arrangements it is reasonably possible that customers’ claims, including penalty provisions that may be contained within the arrangements, could result in revised estimates of amounts that are materially different than management’s current estimates of amounts to be realized from a revenue contract, costs to be incurred or amounts to be reimbursed under funded development projects in the near term.
— Recently Adopted Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance amending and clarifying requirements for fair value measurements and disclosures in the Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures About Fair Value Measurements. The new guidance requires disclosure of transfers in and out of Level 1 and Level 2 and a reconciliation of all activity in Level 3. The guidance also requires detailed disaggregation disclosure for each class of assets and liabilities in all levels, and disclosures about inputs and valuation techniques for Level 2 and Level 3. The guidance was effective for the Company in the first quarter of 2010 and the disclosure reconciliation of all activity in Level 3 was effective for the Company in the first quarter of 2011. The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements.
In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures under FASB Accounting Standards CodificationTM (“ASC”) Topic 805, Business Combinations, to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after January 1, 2011. The adoption of ASU 2010-29 did not have a material impact on the Company’s consolidated financial statements for the three months ended April 2, 2011.

In October 2009 the FASB issued two accounting standards updates that change the requirements for recognizing revenue for revenue arrangements with multiple elements. Both updates were adopted by the Company on January 1, 2011, on a prospective basis. The effect of adoption was not material to the consolidated financial statements for the three months ended April 2, 2011. The Company does not currently anticipate that the adoption will have a material effect on the consolidated financial statements for the year ending December 31, 2011, since historically the Company has not had significant aggregate deferrals of revenue related to multiple-element arrangements for which revenue would be recognized earlier under the new ASUs. However, the actual effect on the consolidated financial statements will depend on the specific types of multiple-element arrangements into which the Company enters in the future and the terms and conditions contained therein.
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
In multiple-element revenue arrangements into which the Company enters or that are materially modified after adoption of the new standards updates on January 1, 2011, the Company recognizes revenue separately for each separate unit of accounting per the guidance contained in the new standards updates. To recognize revenue for an element that has been delivered when other elements within the arrangement have not been delivered, the delivered element must be determined to be a separate unit of accounting. For a delivered item to qualify as a separate unit of accounting, it must have standalone value apart from the undelivered item. For arrangements with tangible products that contain software components that function together to deliver the essential functionality of the tangible product, these same separation criteria apply. For arrangements that include software that is more than incidental and that does not function together with a tangible product, the Company must also have vendor-specific objective evidence of fair value of the undelivered item for the delivered item to be considered a separate unit of accounting. When a delivered item is considered to be a separate unit of accounting, the amount of revenue recognized upon delivery (assuming all other revenue recognition criteria are met) is generally an allocation of the arrangement consideration based on the relative selling price of the delivered item to the aggregate standalone selling prices of all deliverables. The amount of revenue to be recognized for a delivered item is limited to the amount of consideration that is not contingent upon delivery of the other elements within the revenue arrangement. When a delivered item is not considered a separate unit of accounting, revenue is deferred and generally recognized as the undelivered item qualifies for revenue recognition.

In multiple-element revenue arrangements into which the Company entered prior to January 1, 2011, the Company recognizes revenue separately for each separate unit of accounting per the guidance that existed prior to the new standards updates. To recognize revenue for an element that has been delivered when other elements within the arrangement have not been delivered, the delivered element must be determined to be a separate unit of accounting. For a delivered item to qualify as a separate unit of accounting, it must have standalone value apart from the undelivered item, and there must be objective evidence of the fair value of the undelivered item. For arrangements that include software that is more than incidental, the undelivered item must have vendor-specific objective evidence of fair value. When a delivered item is considered to be a separate unit of accounting, the amount of revenue recognized upon delivery (assuming all other revenue recognition criteria were met) is generally an allocation of the arrangement consideration based on the relative fair value of the delivered item to the aggregate fair value of all deliverables. If the Company can not determine the fair value of the delivered item, the residual method is used to determine the amount of the arrangement consideration to allocate to the delivered item. When a delivered item is not considered a separate unit of accounting, revenue is deferred and generally recognized as the undelivered item qualifies for revenue recognition.
The following describes the primary multiple-element revenue arrangements into which the Company generally enters and certain provisions relevant to the accounting under the new accounting standards updates:
•	Certain arrangements require that the Company design and develop technology products to specifications provided by the customer and manufacture and deliver the technology products. Such arrangements may also include services. These arrangements generally do not fall under the guidelines of the new accounting standards updates, but are accounted for in accordance with specific accounting guidance for construction-type and production-type contracts for which specifications are provided by the customer, generally following the percentage-of-completion method of accounting. If an arrangement includes post-contract support, revenue for the support services is generally recognized on the straight-line basis over the period of support.
•	Other customer arrangements include the delivery of a standard product and a related service contract that provides warranty and product maintenance over periods ranging from one to three years. Generally, the products are considered a separate unit of accounting, and revenue is recognized upon delivery. The service contracts are accounted for as separately priced extended warranty and product maintenance contracts and the revenue is deferred based on the stated contract price and recognized in income on a straight-line basis over the contract period.
•	The Company also enters arrangements under which the Company delivers a standard product and one or more services, such as, installation, training certification, airtime and support. Under certain of these arrangements, the product and certain services are considered a single unit of accounting since the product does not have standalone value without the related services. Under such arrangements the revenue is recognized for that combined unit of accounting when the revenue recognition criteria are met for the services. In other arrangements, the product does have standalone value without the service, in which case the revenue is recognized when the recognition criteria are met for that unit of accounting. The arrangement consideration is allocated to the units of accounting based on the relative selling prices of each element on a standalone basis. The standalone selling prices for each element are determined based on the best available information for each element of the arrangement. Many of the Company’s products and services are sold in standalone transactions, in which case the Company uses the selling prices in those standalone sales transactions to comparable customers for the standalone selling prices. Such standalone sales are considered vendor specific objective evidence of selling price. For products and services for which the Company has no, or limited, standalone sales transactions, the Company estimates standalone selling price using a combination of the limited standalone sales, price lists, cost plus margins, standalone sales of similar products and stated contract prices.

2. Goodwill and Other Intangible Assets
The consolidated financial statements include the identifiable intangible assets and goodwill resulting from acquisitions of businesses completed prior to 2010. The following table presents the changes in the carrying amount of goodwill by reportable operating segment during the three months ended April 2, 2011 (in thousands):

			Global
	Aviation	LXE	Tracking	Total
Balance as of December 31, 2010	$35,108	1,937	23,429	60,474

Foreign currency translation adjustment	—	74	—	74

Balance as of April 2, 2011	$35,108	2,011	23,429	60,548

The Company had $21.0 million of accumulated impairment losses recorded on LXE’s goodwill as of April 2, 2011.
The following table presents the gross carrying amounts and accumulated amortization, in total and by major intangible asset class, for the Company’s intangible assets subject to amortization as of April 2, 2011 and December 31, 2010 (in thousands):

	As of April 2, 2011
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Developed technology	$41,835	20,529	21,306
Customer relationships	19,287	5,392	13,895
Trade names and trademarks	6,334	2,188	4,146
Other	2,440	2,322	118

	$69,896	30,431	39,465

	As of December 31, 2010
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Developed technology	$41,525	19,039	22,486
Customer relationships	19,164	4,787	14,377
Trade names and trademarks	6,281	1,961	4,320
Other	2,428	2,292	136

	$69,398	28,079	41,319

Amortization expense related to these intangible assets for the three months ended April 2, 2011 and for the three months ended April 3, 2010 was $2.0 million and $2.1 million, respectively. Amortization expense of approximately $1.0 million was included in cost of sales, $0.9 million was included in selling, general and administrative expenses, and $0.1 million was included in research and development expenses in the Company’s consolidated statements of operations for both the three months ended April 2, 2011 and April 3, 2010. Expected amortization expense for the remainder of 2011 and for each of the five succeeding years is as follows: 2011 — $5.7 million, 2012 — $8.0 million, 2013 — $7.4 million, 2014 — $3.9 million, 2015 — $3.7 million and 2016 — $3.5 million.

3. Fair Value Measurements
The Company is required to disclose information about the estimated fair value of certain financial and non-financial assets and liabilities in accordance ASC Topic 820, Fair Value Measurements and Disclosures. This guidance indicates that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, this guidance establishes a three-tier fair-value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
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
The Company uses derivative financial instruments, primarily in the form of foreign currency forward contracts, in order to mitigate the risks associated with currency fluctuations on future fair values of foreign denominated assets and liabilities. The fair values of foreign currency contracts of $143,000 and $467,000 net assets as of April 2, 2011 and December 31, 2010, respectively, are based on quoted market prices for similar instruments using the income approach (a level 2 input) and are reflected at fair value in the consolidated balance sheets.
The Company has two fixed-rate mortgages and has borrowings under its revolving credit facility. One mortgage has an 8.0% rate and a carrying amount as of April 2, 2011 and December 31, 2010 of $5.4 million and $5.7 million, respectively. The other mortgage has a 7.1% rate and a carrying amount as of April 2, 2011 and December 31, 2010 of $2.1 million and $2.3 million, respectively. The Company’s outstanding borrowings under its revolving credit facility were $32.0 million as of April 2, 2011. The estimated fair value of the Company’s total debt was $38.5 million as of April 2, 2011 and is based on quoted market prices for similar instruments (a level 2 input). Mortgage debt and borrowings under the Company’s credit facility are recorded in current and long-term debt on the Company’s consolidated balance sheets, at the amount of unpaid principal.
Management believes that these assets and liabilities can be liquidated without restriction.
The Company had a contingent consideration liability for earn-out provisions resulting from an acquisition completed in 2009. The contingency has since been settled and the remaining liability of $0.9 million was paid in cash in the first quarter of 2011. The estimated fair value of this contingent consideration liability was determined by applying a form of the income approach (a level 3 input) based on the probability-weighted projected payment amounts discounted to present value at a rate appropriate for the risk of achieving the milestones. There was no change in the estimated fair value of this contingent consideration liability in the three months ended April 2, 2011. The estimated fair value of this contingent consideration liability increased by $0.2 million in the three months ended April 3, 2010 and was included in acquisition-related items in the Company’s consolidated statement of operations.
4. Interim Segment Disclosures
The Company is organized into four reportable segments: Aviation, Defense & Space (“D&S”), LXE and Global Tracking. The Company determines operating segments in accordance with the Company’s internal management structure, which is organized based on products and services that share distinct operating characteristics. Each segment is separately managed and is evaluated primarily upon operating income and earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”).
The Aviation segment designs and develops communications solutions through a broad array of terminals and antennas for the aeronautical market that enable end-users in aircraft to communicate over satellite and air-to-ground links. This segment also designs equipment to process data on board aircraft, including rugged data storage, cabin- wireless connectivity, and air-to-ground connectivity equipment. Aviation service revenue is generated mainly from product-related service contracts, extended warranty arrangements, and airtime services.

The LXE segment manufactures mobile terminals and wireless data collection equipment for logistics management systems. LXE operates mainly in three target markets; the Americas market, which is comprised of North, South and Central America; the International market, which is comprised of all other geographic areas with the highest concentration in Europe; and direct sales to original equipment manufacturers (“OEM”). LXE’s service revenue is mainly generated from product-related repair contracts and extended warranty arrangements.
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
The Global Tracking segment provides satellite-based machine-to-machine mobile communications equipment and services to track, monitor and control remote, mobile and fixed assets. Additionally, Global Tracking provides equipment for the Cospas-Sarsat search-and-rescue system and incident-management software for rescue coordination worldwide. Global Tracking service revenue is mainly generated from airtime service contracts.
Following is a summary of the Company’s interim segment data (in thousands):

	Three Months Ended
	April 2	April 3
	2011	2010
Net sales:
Aviation	$25,010	26,186
Defense & Space	14,072	16,534
LXE	36,219	30,573
Global Tracking	9,908	9,860
Less intercompany sales	(172)	(251)

Global Tracking external sales	9,736	9,609

Total	$85,037	$82,902

Operating income (loss):
Aviation	$825	309
Defense & Space	432	918
LXE	1,685	892
Global Tracking	205	154
Corporate & Other	422	(349)

Total	$3,569	1,924

Earnings (loss) from continuing operations before income taxes:
Aviation	$802	(72)
Defense & Space	432	922
LXE	1,657	783
Global Tracking	159	46
Corporate & Other	(61)	(744)

Total	$2,989	935

	April 2	December 31
	2011	2010
Assets:
Aviation	$150,414	149,834
Defense & Space	46,259	45,968
LXE	91,890	78,588
Global Tracking	79,384	80,103
Corporate & Other	20,408	18,451

Total	$388,355	372,944

Concentration of net assets by geographic region:
United States	$65,879	77,006
Canada	74,952	68,677
Europe	113,543	101,880
Other	9,426	9,457

Total	$263,800	257,020

Sales to no individual customer exceeded 10% of our net sales during the three months ended April 2, 2011, or April 3, 2010.
5. Earnings Per Share
Following is a reconciliation of the denominators for basic and diluted earnings per share calculations (in thousands):

	Three Months Ended
	April 2	April 3
	2011	2010

Basic weighted-average number of common shares outstanding	15,230	15,179
Dilutive potential shares using the treasury share method	126	27

Diluted weighted-average number of common shares outstanding	15,356	15,206

Shares that were not included in computation of diluted earnings per share that could potentially dilute future basic earnings per share because their effect on the periods were antidilutive	660	1,081

6. Comprehensive Income
Following is a summary of comprehensive income (in thousands):

	Three Months Ended
	April 2	April 3
	2011	2010

Net earnings	$2,394	591
Other comprehensive income:
Foreign currency translation adjustment	3,609	1,811

	$6,003	2,402

7. Inventories
Inventories as of April 2, 2011 and December 31, 2010 include the following (in thousands):

	April 2	December 31
	2011	2010

Parts and materials	$26,966	24,996
Work-in-process	7,602	6,127
Finished goods	10,611	10,526

	$45,179	41,649

Costs included in inventories related to long-term programs or contracts are primarily for materials and work performed on programs awaiting funding, or on contracts not yet finalized. Such costs were $2.4 million as of April 2, 2011, and $1.0 million as of December 31, 2010.
8. Revolving Credit Facility
As of April 2, 2011, the Company had $32.0 million of borrowings outstanding under its revolving credit facility.
The Company has $2.9 million of standby letters of credit to satisfy performance guarantee requirements under certain customer contracts. While these obligations are not normally called, they could be called by the beneficiaries at any time before the expiration date should the Company fail to meet certain contractual requirements. After deducting outstanding letters of credit, as of April 2, 2011 the Company had $27.2 million available for borrowing in the U.S. and $12.9 million available for borrowing in Canada under the revolving credit agreement.
9. Warranty Liability
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

The warranty liability is periodically reviewed for adequacy and adjusted as necessary. Following is a summary of the activity for the periods presented related to the Company’s liability for limited warranties (in thousands):

	Three Months Ended
	April 2	April 3
	2011	2010
Balance at beginning of the period	$4,205	4,085
Accruals for warranties issued during the period	955	762
Settlements made during the period	(736)	(337)

Balance at end of period	$4,424	4,510

10. Stock-Based and Other Compensation
The Company has granted nonvested restricted stock and nonqualified stock options to key employees and directors under several stock award plans. The Company granted stock awards with an aggregate fair value of approximately $1.5 million and $2.0 million during the three months ended April 2, 2011 and the three months ended April 3, 2010, respectively. Stock based compensation is recognized on a straight-line basis over the requisite service period for each separately vesting portion of an award as if the award was, in substance, multiple awards. The Company recognized expense in the three months ended April 2, 2011 and April 3, 2010 of $0.5 million and $0.4 million, respectively, before income tax benefits, for all the Company’s stock plans.
During the three months ended April 2, 2011, the Company completed the payments to employees under incentive compensation plans for 2010, including discretionary amounts, and determined the amount to be contributed to the Company to the Retirement Benefit Plan (“RBP”) for 2010. The contribution into the RBT was made subsequent to April 2, 2011. The amount paid under all plans was $0.6 million less than the amounts accrued at December 31, 2010.
11. Income Taxes
The Company’s effective income tax rate is generally less than the amounts computed by applying the U.S. federal income tax rate of 34% due to a portion of earnings being earned in Canada, where the Company’s effective rate is much lower than the rate in the U.S. due to research-related tax benefits. The rate is higher than it otherwise would be in both 2011 and 2010 since tax benefits for certain loss jurisdictions have not been recognized. In addition, the effective rate is higher in 2010 because the estimated rate used for U.S. taxable income was higher in 2010 since certain key provisions of the U.S. tax law, including the research and development credit, had not been extended to be in effect for tax year 2010 until the fourth quarter of 2010.
The Company is currently undergoing audits at the federal level in the U.S. for tax year 2009, in Canada for the years 2006 and 2007 and in Germany for the years 2006 through 2008. The Company expects the audits to be completed in the next twelve months. Any related unrecognized tax benefits could be adjusted based on the results of the audits. The Company cannot estimate the range of the change that is reasonably possible at this time.
12. Litigation
The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

13. Subsequent Events
On April 19, 2011 the Company issued a press release announcing that it has received inquiries from potentially interested acquirers and that its Board of Directors has determined to initiate a formal process to explore strategic alternatives. The formal process was commenced by the Company immediately following the announcement and is continuing. The Company additionally announced in the press release that in light of the decision to initiate a formal process, its Board of Directors has postponed the 2011 Annual Meeting of Shareholders from May 12, 2011 until June 30, 2011. There can be no assurance that the initiation of a formal process to pursue strategic alternatives will result in any sale transaction. In connection with the formal process, the Company will incur additional costs during 2011 related to this exploration of strategic alternatives.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010.
We are a leading provider of wireless connectivity solutions over satellite and terrestrial networks. We keep people and systems connected, wherever they are — on land, at sea, in the air or in space. Serving the aeronautical, asset-tracking, defense, and mobile computing industries, our products and services enable universal mobility, visibility and intelligence. Our operations include the following four reportable operating segments:
•	Aviation — Designs and develops communications solutions through a broad array of terminals and antennas for the aeronautical market that enable end-users in aircraft and other mobile platforms to communicate over satellite and air-to-ground links. This segment also designs and builds aircraft cabin equipment to process data on board aircraft, including rugged data storage, cabin-wireless connectivity, and air-to-ground connectivity;
•	LXE — Provides rugged mobile terminals and wireless data networks used for logistics applications such as distribution centers, warehouses and container ports. LXE operates mainly in three markets: the Americas market, which is comprised of North, South and Central America; the International market, which is comprised of all other geographic areas, with the highest concentration in Europe; along with direct sales to original equipment manufacturers (“OEM”);
•	Defense & Space (“D&S”) — Supplies highly engineered subsystems for defense electronics and sophisticated satellite applications from military communications, radar, surveillance and countermeasures to commercial high-definition television, satellite radio, and live TV for innovative airlines; and
•	Global Tracking — Provides satellite-based machine-to-machine mobile communications equipment and services to track, monitor and control remote assets, regardless of whether they are fixed, semi-fixed or mobile. Additionally, Global Tracking provides equipment for the Cospas-Sarsat search-and-rescue system and incident-management software for rescue coordination worldwide.
Following is a summary of significant factors affecting or related to our results of operations for the three months ended April 2, 2011:
•	Consolidated net sales were $85.0 million in the three months ended April 2, 2011, up 2.6% from the same period in 2010, reflecting the second highest first quarter sales in our history. The increase in net sales was mainly driven by record first quarter sales achieved by our LXE division, reflecting the continued improvement in the overall logistics market and the positive effects of changes in its marketing strategy. Net sales from our D&S and Aviation segments were lower in the three months ended April 2, 2011 as compared to the same period in 2010 reflecting the slower recovery in the defense and aviation markets. Net sales from our Global Tracking segment were relatively unchanged from the prior year.
•	Our net earnings for the three months ended April 2, 2011 were $2.4 million compared with $0.6 million in the three months ended April 3, 2010. This improvement of $1.8 million was mainly due to an increase in operating income in the first quarter of 2011 at LXE and Aviation of $0.8 million and $0.5 million, respectively. Net earnings for the three months ended April 3, 2010 included acquisition and impairment-related charges of $0.6 million. Our net earnings also improved in the three months ended April 2, 2011 due to a $0.5 million favorable change in foreign currency exchange gains and losses.

•	MMI Investments, L.P. and certain of its affiliates launched a proxy contest relating to our 2011 Annual Meeting of Shareholders, and nominated their own slate of four nominees for election to our board of directors. The ongoing proxy contest could adversely affect our business. During the three months ended April 2, 2011 we incurred $0.7 million related to the contested proxy; such costs are included in selling, general and administrative expense in the consolidated statement of operations.
•	Certain of our markets continue to see the unfavorable impact of the economy, and they are not immune to increasing pressures and risks. We expect that we will continue to be faced with these economic pressures through 2011. The economy and other factors could cause a decline in expected future cash flows for one or more of our business units, and it is reasonably possible that we may be required to recognize impairment losses related to goodwill or other long-lived assets.
Recent Developments or Strategic Alternatives
On April 11, 2011 we issued a press release announcing that we had received inquiries from potentially interested acquirers and that our board of directors has determined to initiate a formal process to explore strategic alternatives. We commenced the formal process immediately following the announcement and the process is ongoing. We also announced in the press release that in light of the decision to initiate a formal process, our board of directors has postponed the 2011 Annual Meeting of Shareholders from May 12, 2011 until June 30, 2011. There can be no assurance that the initiation of a formal process will result in any transaction leading to a business combination or other sale transaction. This formal process could also adversely affect our business and result in additional costs during 2011.
Results of Operations
The following table sets forth items from the consolidated statements of operations as reported and as a percentage of net sales (or product net sales and service net sales for product cost of sales and service cost of sales, respectively) for each period (in thousands, except percentages):

	Three Months Ended
	April 2		April 3
	2011		2010

Product net sales	$70,997	83.5%	$65,235	78.7%
Service net sales	14,040	16.5	17,667	21.3

Net sales	85,037	100.0	82,902	100.0

Product cost of sales	46,746	65.8	43,777	67.1
Service cost of sales	6,814	48.5	9,505	53.8

Cost of sales	53,560	63.0	53,282	64.3
Selling, general and administrative expenses	22,234	26.1	21,674	26.1
Research and development expenses	5,674	6.7	5,421	6.5
Impairment loss on goodwill related charges	—	—	384	0.5
Acquisition-related items	—	—	217	0.3

Operating income	3,569	4.2	1,924	2.3
Interest income	112	0.1	181	0.2
Interest expense	(513)	(0.6)	(477)	(0.6)
Foreign exchange loss, net	(179)	(0.2)	(693)	(0.8)

Earnings from continuing operations before income taxes	2,989	3.5	935	1.1
Income tax expense	595	0.7	344	0.4

Net earnings	$2,394	2.8%	$591	0.7%

Net sales increased by 2.6% to $85.0 million from $82.9 million in the three months ended April 2, 2011 compared with the same period in 2010. Higher net sales from our LXE segment were partially offset by lower net sales from our D&S and Aviation segments. Global Tracking’s net sales remained relatively unchanged from the prior year. LXE’s net sales in the three months ended April 2, 2011 were $5.6 million higher than in the same period in 2010, an increase of 18.5%, with higher net sales in each of its three markets. Net sales were lower at D&S mainly due to a decrease in activity on design and development projects and a delay in orders expected to be received earlier in the first quarter of 2011. Net sales were lower at Aviation primarily due to a lower volume of net sales of in-cabin connectivity products in the three months ended April 2, 2011.

Product net sales increased by 8.8% to $71.0 million in the first three months of 2011 compared with the first three months of 2010. This was primarily due to a higher number of terminals shipped by LXE. Service net sales decreased by 20.5% to $14.0 million in the first three months of 2011 compared with the same period in 2010, mainly due to the conclusion of certain design and development projects at D&S, and a lower volume of funded engineering projects at Aviation. These decreases in service net sales were partially offset by an increase in airtime revenue mainly generated at our Global Tracking segment. As a result, product net sales comprised a higher percentage of total net sales in the first three months of 2011 compared with the first three months of 2010.
Overall cost of sales as a percentage of consolidated net sales was lower in the three months ended April 2, 2011 compared with the same period of 2010 due to lower cost-of-sales percentages reported by two of our four reportable operating segments. Product cost of sales, and service cost of sales, as a percentage of their respective net sales were both lower in the first three months of 2011 compared with the same period in 2010. The decrease in product cost of sales as a percentage of its respective net sales was mainly due to a higher percentage of net sales generated by our LXE division, which had a lower cost-of-sales percentage than our aggregate cost of sales percentage. The decrease in the service cost-of-sales percentage was mainly due to a lower proportion of service revenues generated from our D&S segment, which has a higher service cost-of-sales percentage than our other three reportable operating segments.
Selling, general and administrative expenses as a percentage of consolidated net sales remained unchanged for the three months ended April 2, 2011 compared with same period in 2010. Actual expenses increased by $0.6 million in 2011 mainly from higher commissions and other selling expenses resulting from the growth in net sales at LXE, the unfavorable effects of changes in foreign currency exchange rates on LXE and Aviation’s international operations, and additional costs in 2011 associated with the proxy contest initiated by one of our shareholders. These cost increases were partially offset by lower administrative support costs at Aviation, resulting from our integration efforts.
Research and development expenses were $0.3 million higher in the three months ended April 2, 2011 than in the comparable period in 2010 mainly due to additional expenses related to the development of new products as well as the unfavorable effect of changes in foreign currency exchange rates on our Canadian operations.
The three months ended April 2, 2011 included a $0.2 million foreign exchange net loss related to the conversion of assets and liabilities not denominated in the functional currency and to changes in the fair value of forward contracts used to hedge against currency exposure.
We recognized income tax expense of $0.6 million in the three months ended April 2, 2011, equal to 20% of earnings before income taxes, and $0.3 million in the three months ended April 3, 2010, equal to 37% of earnings before income taxes. The Company’s effective income tax rate is generally less than the amounts computed by applying the U.S. federal income tax rate of 34% due to a portion of earnings being earned in Canada, where the Company’s effective rate is much lower than the rate in the U.S. due to research-related tax benefits. The rate is higher than it otherwise would be in both 2011 and 2010 since tax benefits for certain loss jurisdictions have not been recognized. In addition, the effective rate in 2010 is higher because the estimated rate used for U.S. taxable income was higher in 2010 since certain key provisions of the U.S. tax law, including the research and development credit, had not been extended to be in effect for tax year 2010 until the fourth quarter of 2010.

Segment Analysis
Our segment net sales, cost of sales as a percentage of respective segment net sales, and segment operating income (loss) and Adjusted EBITDA were as follows (in thousands, except percentages):

	Three Months Ended		Percentage
	April 2	April 3	Increase
	2011	2010	(Decrease)
Net sales:
Aviation	$25,010	26,186	(4.5)%
Defense & Space	14,072	16,534	(14.9)
LXE	36,219	30,573	18.5
Global Tracking	9,908	9,860	0.5
Less intercompany sales	(172)	(251)

Global Tracking external sales	9,736	9,609

Total	$85,037	82,902	2.6

Cost of sales percentage:
Aviation	64.8%	67.2	(2.4)
Defense & Space	76.2	77.5	(1.3)
LXE	60.9	58.3	2.6
Global Tracking	55.3	52.5	2.8
Total	63.0	64.3	(1.3)

Operating income (loss):
Aviation	$825	309	167.0
Defense & Space	432	918	(52.9)
LXE	1,685	892	88.9
Global Tracking	205	154	33.1
Corporate & Other	422	(349)	(2)

Total	$3,569	1,924	85.5

Adjusted EBITDA (1)
Aviation	$2,769	2,159	28.3
Defense & Space	1,288	1,831	(29.7)
LXE	2,714	1,707	59.0
Global Tracking	1,110	955	16.2
Corporate & Other	1,656	801	106.7

Total	$9,537	7,453	28.0

(1)	Adjusted EBITDA is a financial measure that is not defined within generally accepted accounting principles (“GAAP”). See section entitled “Adjusted EBITDA” for an explanation of this measure and a reconciliation to net earnings.

(2)	The percentage change is not calculable or not meaningful.

Aviation: Net sales decreased by $1.2 million in the three months ended April 2, 2011 as compared with the same period in 2010. The decrease was mainly due to lower net sales of in-cabin connectivity products into the air transport market and fewer funded engineering projects, partially offset by higher net sales of high-speed-data aeronautical products into the military and government markets in the three months ended April 2, 2011.
Cost of sales as a percentage of net sales was lower for the three months ended April 2, 2011 as compared with the three months ended April 3, 2010. The cost-of-sales percentage was lower mainly due to a more favorable product mix in 2011, partially offset by an unfavorable effect of changes in foreign currency exchange rates that affected our reported international costs in the three months ended April 2, 2011.
Operating income increased by $0.5 million in the three months ended April 2, 2011 as compared with the same period in 2010, primarily as a result of a higher margin contribution from the favorable changes in the cost-of-sales percentage and lower administrative support costs, mainly as a result of the transfer of operations from Aviation’s facility in Takoma Park, MD to its Moorestown, NJ facility at the end of 2010. These increases in operating income were partially offset by higher development costs for new products including the Aspire line of satellite communication equipment and the portable Airmail solutions, and an unfavorable effect of foreign currency exchange rates in the three months ended April 2, 2011. Operating income as a percentage of net sales was 3.3% and 1.2% in the first three months of 2011 and 2010, respectively.
Adjusted EBITDA increased by $0.6 million in the three months ended April 2, 2011 as compared with the three months ended April 3, 2010, due to the increase in operating income, partially offset by lower amortization in 2011, and to a favorable change in foreign currency gains and losses year over year.
LXE: Net sales for LXE reached an all-time high for first quarter sales in the three months ended April 2, 2011 in spite of an operational shut-down during the quarter for the conversion to a new ERP system. Net sales improved by $5.6 million as compared with the same period in 2010, with increases in net sales in each of LXE’s three markets. The improvement in net sales was mainly due to a higher volume of terminal shipments, which increased by nearly 20%, reflecting the continued improvement in the overall market in 2011 and the success of LXE’s marketing strategy adopted in early 2009 to utilize more indirect sales channels through channel partners and distributors to extend its market reach. In addition, the three months ended April 2, 2011 included additional revenue of $1.0 million as a result of a change in estimate of returns from distributors. Prior to 2011, LXE did not have enough history on returns for certain distributors to allow it to recognize revenue on an estimated returns basis. For 2011 the history is now adequate to estimate returns for certain of these distributors.
Cost of sales as a percentage of net sales was higher in the three months ended April 2, 2011 as compared with the same period in 2010 mainly due to a higher cost-of-sales percentage related to LXE’s service revenue in 2011. The higher service cost-of-sales percentage was primarily a result of a delay in the fulfillment of repair orders during the upgrade of LXE’s enterprise reporting system, which caused its repair service revenue to be lower than expected in the first quarter of 2011. Product cost of sales as a percentage of net sales were relatively unchanged in the three months ended April 2, 2011 as compared with the same period in 2010. Higher overhead and royalty expenses in 2011 were offset by a more favorable product mix, and a favorable effect of changes in foreign currency exchange rates that affected our reported International net sales. Revenues are denominated in the local functional currency but product costs are denominated in the U.S. dollar, which was weaker relative to the foreign currencies in the three months ended April 2, 2011 compared with the same period in 2010.
LXE generated operating income of $1.7 million in the three months ended April 2, 2011 as compared with $0.9 million in the three months ended April 3, 2010. This increase in operating income of $0.8 million was mainly a result of a higher margin contribution generated from higher net sales and lower development expenses as the development efforts for new products to be released in 2011 near completion. These favorable effects were partially offset by a less favorable cost-of-sales percentage, higher commissions and other selling expenses as a result of the higher net sales, and higher depreciation expense related to the upgrade of LXE’s enterprise reporting system. Operating income as a percentage of net sales was 4.7% and 2.9% in the three months ended April 2, 2011 and April 3, 2010, respectively.
Adjusted EBITDA increased by $1.0 million in the three months ended April 2, 2011 as compared with the three months ended April 3, 2010, mainly due to the increase in operating income in 2011.

Defense & Space: Net sales were lower by $2.5 million in the three months ended April 2, 2011 as compared with the same period in 2010 mainly due to a decrease in activity on certain programs that were completed or neared completion in the first quarter of 2011, coupled with lower labor utilization rates in the first quarter of 2011 caused by a delay in the receipt of certain customer orders that were expected to be received earlier in the quarter, and an unfavorable impact of severe weather that resulted in fewer working days in D&S’s Atlanta facility in the first quarter of 2011 as compared with the same period in 2010. Order backlog of long-term development and production contracts increased by $13.9 million from December 31, 2010 to $87.0 million as of April 2, 2011. Orders received in the first quarter of 2011 included a significant order for components parts for the Iridium NEXT constellation which will be comprised of 81 satellites, and for an airborne X-band SATCOM antenna system, which will become a new product offering for D&S.
Cost of sales as a percentage of net sales for the three months ended April 2, 2011 was comparable to the same period in 2010. Lower labor utilization rates experienced in the first quarter of 2011 were offset by a favorable contract mix, strong contract performance on key defense-related programs, and the adherence to strong cost control guidelines.
Operating income was lower by $0.5 million in the three months ended April 2, 2011 as compared with the three months ended April 3, 2010. The lower operating income was primarily due to the decrease in net sales generated in the three months ended April 2, 2011. Operating income as a percentage of net sales was 3.1% and 5.6% in the three months ended April 2, 2011 and April 3, 2010, respectively.
Adjusted EBITDA decreased by $0.5 million in the three months ended April 2, 2011 as compared with the three months ended April 3, 2010 mainly due to the decrease in operating income in 2011.
Global Tracking: Net sales were $9.9 million for the three months ended April 2, 2011 and the three months ended April 3, 2010. Net sales included a higher concentration of shipments of our tracking products to the security and maritime markets in the three months ended April 2, 2011 as compared with the same period in 2010, reflecting the continued strong demand for tracking and monitoring products in those markets. This was offset by lower revenues generated from emergency management projects. Net sales also included a higher concentration of airtime revenue mainly as a result of a higher number of terminals in use, and an increase in the average revenue generated per terminal for the three months ended April 2, 2011.
Cost of sales as a percentage of net sales was somewhat higher for the three months ended April 2, 2011 as compared with the same period in 2010. The cost-of-sales percentage for the three months ended April 2, 2011 included a less favorable product/customer mix which was partially offset by the favorable effects of the increase in service revenue, which has a lower cost-of-sales percentage than product net sales.
Operating income was relatively unchanged in the three months ended April 2, 2011 as compared with the same period in the previous year. The lower margin contribution from the higher cost-of-sales percentage, and an increase in development expenses were offset by lower selling, general and administrative expense in 2011. The increase in development expenses was mainly for design and development efforts to enable existing tracking products to be compatible with other satellite platforms. The lower selling, general and administrative expense was mainly due to lower administrative costs allocated to the Global Tracking segment related to the Ottawa operation that is shared with the Aviation segment. Operating income as a percentage of net sales was 2.1% and 1.6% in the first quarter of 2011 and 2010, respectively.
Adjusted EBITDA increased by $0.2 million in the three months ended April 2, 2011 as compared with the three months ended April 3, 2010.

Supplemental Information
In February 2011, we formed EMS Global Resource Management, which is a combination of the LXE and Global Tracking segments. We also have begun the alignment of Aviation and D&S as the AeroConnectivity group. We have included the net sales, cost-of-sales (as a percentage of respective market net sales), operating income (loss) and Adjusted EBITDA for the three months ended April 2, 2011 and April 3, 2010 for these groups as follows (in thousands, except percentages):

	Three Months Ended
	April 2	April 3
	2011	2010
Net sales:
Aviation	$25,010	26,186
Defense & Space	14,072	16,534

AeroConnectivity	39,082	42,720

LXE	36,219	30,573
Global Tracking	9,736	9,609

Global Resource Management	45,955	40,182

Total	$85,037	82,902

Cost of sales percentage:
Aviation	64.8%	67.2
Defense & Space	76.2	77.5
AeroConnectivity	68.9	71.2

LXE	60.9	58.3
Global Tracking	55.3	52.5
Global Resource Management	59.7	57.3
Total	63.0	64.3

Operating income (loss):
Aviation	$825	309
Defense & Space	432	918

AeroConnectivity	1,257	1,227

LXE	1,685	892
Global Tracking	205	154

Global Resource Management	1,890	1,046
Corporate & Other	422	(349)

Total	$3,569	1,924

Adjusted EBITDA
Aviation	$2,769	2,159
Defense & Space	1,288	1,831

AeroConnectivity	4,057	3,990

LXE	2,714	1,707
Global Tracking	1,110	955

Global Resource Management	3,824	2,662
Corporate & Other	1,656	801

Total	$9,537	7,453

Adjusted EBITDA (a non-GAAP financial measure)
In addition to traditional financial measures determined in accordance with GAAP, we also measure our performance based on the non-GAAP financial measure of earnings before interest expense, income taxes, depreciation and amortization, and before stock-based compensation, impairment loss on goodwill and related charges, acquisition-related items and proxy contest costs (“Adjusted EBITDA”). The following table is a reconciliation of net earnings (which is the most directly comparable GAAP operating performance measure) and earnings (loss) before income taxes by segment to Adjusted EBITDA for the three months ended April 2, 2011 and April 3, 2010 (in thousands):

				Global	Corp &
	Aviation	LXE	D&S	Tracking	Other	Total
Three Months Ended April 2, 2011
Net earnings						$2,394
Income tax expense						595

Earnings (loss) before income taxes	$802	1,657	432	159	(61)	2,989
Interest expense	3	24	—	—	486	513
Depreciation and amortization	1,878	959	773	927	299	4,836
Stock-based compensation	86	74	83	24	212	479
Proxy contest costs	—	—	—	—	720	720

Adjusted EBITDA	$2,769	2,714	1,288	1,110	1,656	$9,537

Three Months Ended April 3, 2010
Net earnings						$591
Income tax expense						344

Earnings (loss) before income taxes	$(72)	783	922	47	(745)	935
Interest expense	—	17	—	—	460	477
Depreciation and amortization	2,168	838	845	894	295	5,040
Stock-based compensation	63	69	64	14	190	400
Impairment loss on goodwill related charges	—	—	—	—	384	384
Acquisition-related items	—	—	—	—	217	217

Adjusted EBITDA	$2,159	1,707	1,831	955	801	$7,453

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

Backlog
Backlog is very important for our D&S segment due to the long delivery cycles for its projects. Many customers of our LXE segment typically require short delivery cycles. As a result, LXE usually converts orders into revenues within a few weeks, and it generally does not build up an order backlog that extends substantially beyond one fiscal quarter except for annual or multi-year maintenance service agreements. Our Aviation and Global Tracking businesses have projects with both short delivery cycles and delivery cycles that extend beyond the next twelve months. Our segment backlog as of April 2, 2011 and December 31, 2010 was as follows (in thousands):

	April 2	December 31
	2011	2010
Aviation	$39,884	38,049
Defense & Space	87,013	73,058
LXE	25,078	29,106
Global Tracking	19,567	15,449

Total	$171,542	155,662

Included in the backlog of firm orders for our D&S segment was approximately $3.6 million and $4.0 million of unfunded orders, mainly for military contracts, as of April 2, 2011, and December 31, 2010, respectively. Of the orders in backlog as of April 2, 2011, the following are expected to be filled in the following twelve months: Aviation — 85%; LXE — 65%; D&S — 50%; and Global Tracking — 75%.
Liquidity and Capital Resources
During the three months ended April 2, 2011, net cash and cash equivalents increased by $15.6 million mainly due to a $11.0 million increase in borrowings and $6.3 million of cash provided by operating activities, partially offset by $2.6 million of cash used for capital expenditures during the three months ended April 2, 2011. Operating activities contributed $6.3 million in positive cash flow primarily from earnings generated by LXE and Global Tracking, an increase in payables due to the timing of supplier payments, and a decrease in receivables primarily from strong collections at Aviation. This was partially offset by incentive compensation payments, and an increase in inventory balances mainly at LXE and Aviation in the three months ended April 3, 2011 mainly to meet material requirements anticipated for the second quarter of 2011.
Of the $71.5 million of cash as of April 2, 2011, $67.0 million is held by subsidiaries outside of the U.S. These undistributed earnings are considered to be permanently reinvested and are not available for use in the U.S.
During the three months ended April 2, 2010, net cash and cash equivalents increased by $6.5 million. Operating activities contributed $7.6 million in positive cash flow mainly due to earnings generated by LXE and Global Tracking, an increase in accounts payable due to the timing of supplier payments, and deferred service revenue at LXE. This was partially offset by an increase in inventory balances mainly at LXE and Aviation, and an increase in costs and estimated earnings in excess of billings on long-term contracts at Aviation and D&S in the three months ended April 2, 2010. The cash flow generated from operating activities was partially offset by $1.8 million used for capital expenditures during the three months ended April 2, 2010.
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
As of April 2, 2011, we had $32.0 million of borrowings outstanding, $2.9 million of outstanding letters of credit, and $40.1 million available borrowing capacity under the revolving credit facility. As of April 2, 2011, we were in compliance with all the covenants under the credit agreement.

We expect that capital expenditures in 2011 will range from $10 million to $15 million, excluding acquisitions of businesses. These expenditures are being used to purchase equipment that enhances productivity, or is being used for new product introductions, and the replacement of the enterprise reporting systems of our Global Tracking segment.
Management believes that existing cash and cash equivalent balances, cash provided from operations, and borrowings available under our credit agreement will provide sufficient liquidity to meet the operating and capital expenditure needs for existing operations during the next twelve months.
Off-Balance Sheet Arrangements
We have $2.9 million of standby letters of credit outstanding under our revolving credit facility to satisfy performance guarantee requirements under certain customer contracts. While these obligations are not normally called, they could be called by the beneficiaries at any time before the expiration date, if we failed to meet certain contractual requirements. After deducting the outstanding letters of credit, as of April 2, 2011 we had $27.2 million available for borrowing in the U.S. and $12.9 million available for borrowing in Canada under the revolving credit facility.
Commitments and Contractual Obligations
As of April 2, 2011, our material contractual cash commitments and material other commercial commitments have not changed significantly from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2010.
Critical Accounting Policies
Our consolidated financial statements have been prepared in accordance with U.S. GAAP, which often require the judgment of management in the selection and application of certain accounting principles and methods. We discuss our critical accounting policies in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2010.
In the three months ended April 2, 2011, the Company adopted ASU 2009-13, Revenue Recognition — Multiple-Deliverable Revenue Arrangements, and ASU 2009-14, Software — Certain Revenue Arrangements That Include Software Elements. Refer to Note 1 to the consolidated financial statements in this Quarterly Report on Form 10-Q for a description of these updates. The effect of adoption was not material to the consolidated financial statements for the three months ended April 2, 2011. We do not currently anticipate that the adoption will have a material effect on the consolidated financial statements for the year ending December 31, 2011, since historically we have not had significant aggregate deferrals of revenue related to multiple-element arrangements for which revenue would be recognized earlier under the new ASUs. However, the actual effect on the consolidated financial statements will depend on the specific types of multiple-element arrangements into which we enter in the future and the terms and conditions contained therein. There have been no other significant changes in our critical accounting policies since the end of 2010.

Risk Factors and Forward-Looking Statements
The Company has included forward-looking statements in management’s discussion and analysis of financial condition and results of operations. All statements, other than statements of historical fact, included in this report that address activities, events or developments that we expect or anticipate will or may occur in the future, or that necessarily depend upon future events, including such matters as our expectations with respect to future financial performance, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments, potential business combinations, and the growth of our businesses and operations, are forward-looking statements. Actual results could differ materially from those suggested in any forward-looking statements as a result of a variety of factors. Such factors include, but are not limited to:
•	the progress and results of our formal process to pursue strategic alternatives, including a possible sale transaction;
•	the cost, time required of our management and employees and general disruption to our operations associated with responding to the proxy contest by MMI Investments, L.P.;
•	economic conditions in the U.S. and abroad and their effect on capital spending in our principal markets;
•	difficulty predicting the timing of receipt of major customer orders, and the effect of customer timing decisions on our results;
•	our successful completion of technological development programs and the effects of technology that may be developed by, and patent rights that may be held or obtained by, competitors;
•	U.S. defense budget pressures on near-term spending priorities;
•	uncertainties inherent in the process of converting contract awards into firm contractual orders in the future;
•	volatility of foreign currency exchange rates relative to the U.S. dollar and their effect on purchasing power by international customers, and on the cost structure of our operations outside the U.S., as well as the potential for realizing foreign exchange gains and losses associated with assets or liabilities denominated in foreign currencies;
•	successful resolution of technical problems, proposed scope changes, or proposed funding changes that may be encountered on contracts;
•	changes in our consolidated effective income tax rate caused by the extent to which actual taxable earnings in the U.S., Canada and other taxing jurisdictions may vary from expected taxable earnings, and the extent to which deferred tax assets are considered realizable;
•	successful transition of products from development stages to an efficient manufacturing environment;
•	changes in the rate at which our products are returned for repair or replacement under warranty;
•	customer response to new products and services, and general conditions in our target markets (such as logistics, and space-based communications), and whether these responses and conditions develop according to our expectations;
•	the increased potential for asset impairment charges as unfavorable economic or financial market conditions or other developments might affect the estimated fair value of one or more of our business units;
•	the success of certain of our customers in marketing our line of high-speed commercial airline communications products as a complementary offering with their own lines of avionics products;
•	the continued availability of financing for various mobile and high-speed data communications systems;
•	risk that the recent turmoil in the credit markets may make it more difficult for some customers to obtain financing and adversely affect their ability to pay, which in turn could have an adverse impact on our business, operating results, and financial condition;
•	development of successful working relationships with local business and government personnel in connection with the distribution and manufacture of products in foreign countries;
•	the demand growth for various mobile and high-speed data communications services;
•	our ability to attract and retain qualified senior management and other personnel, particularly those with key technical skills;
•	our ability to effectively integrate our acquired businesses, products or technologies into our existing businesses and products, and the risk that any such acquired businesses, products or technologies do not perform as expected, are subject to undisclosed or unanticipated liabilities, or are otherwise dilutive to our earnings;

•	the potential effects, on cash and results of discontinued operations, of final resolution of potential liabilities under warranties and representations that we made, and obligations assumed by purchasers, in connection with our dispositions of discontinued operations;
•	the availability, capabilities and performance of suppliers of basic materials, electronic components and sophisticated subsystems on which we must rely in order to perform according to contract requirements, or to introduce new products on the desired schedule;
•	uncertainties associated with U.S. export controls and the export license process, which restrict our ability to hold technical discussions with customers, suppliers and internal engineering resources and can reduce our ability to obtain sales from customers outside the U.S. or to perform contracts with the desired level of efficiency or profitability; and
•	our ability to maintain compliance with the requirements of the Federal Aviation Administration and the Federal Communications Commission, and with other government regulations affecting our products and their production, service and functioning.
Further information concerning relevant factors and risks are identified under the caption “Risk Factors” in Part II Item 1A. of this Quarterly Report on Form 10-Q, and in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
As of April 2, 2011, we had the following market-risk sensitive instruments (in thousands):

Money market funds with interest payable monthly at variable rates and interest-bearing time deposits with interest payable upon maturity (a weighted-average rate of 1.1% at April 2, 2011)	$31,938

Revolving credit agreement with U.S. and Canadian banks, maturing in February 2013, interest payable quarterly at a variable rate (3.75% at April 2, 2011)	$32,000
A 100 basis-point change in the interest rates of our market-risk sensitive instruments would have changed interest income by approximately $71,000 for the three months ended April 2, 2011 based upon their respective average outstanding balances.
Our revolving credit agreement includes variable interest rates based on the lead bank’s prime rate or the then-published LIBOR for the applicable borrowing period. As of April 2, 2011, we had approximately $32.0 million of borrowings outstanding in the U.S., and no borrowings outstanding in Canada under our revolving credit agreement. A 100 basis-point change in the interest rate on our revolving credit agreement would have changed interest expense by approximately $66,000 for the three months ended April 2, 2011 based upon the average outstanding borrowings under these obligations.

As of April 2, 2011, we also had intercompany accounts that eliminate in consolidation but that are considered market-risk sensitive instruments because they are denominated in a currency other than the local functional currency. These include short-term amounts due to the parent (payable by international subsidiaries arising from purchase of the parent’s products for sale), intercompany sales of products from foreign subsidiaries to a U.S. subsidiary, and cash advances to foreign subsidiaries as follows:

		Exchange Rate	Receivable /
		Functional	(Payable)
		Currency per	USD
Currency	Functional	Denominated	Equivalent
Denomination	Currency	Currency	(in thousands)

AUD	CAD	1.0001	$3,991
USD	CAD	0.9644	(2,036)
EUR	GBP	0.8812	(1,001)
EUR	SEK	8.9464	(734)
Other currencies			45

			$265

We had accounts receivable and accounts payable balances denominated in currencies other than the functional currency of the local entity at April 2, 2011 as follows:

		Exchange Rate
		Functional
		Currency per	USD
Currency	Functional	Denominated	Equivalent
Denomination	Currency	Currency	(in thousands)
Accounts Receivable
USD	CAD	0.9644	$15,234
USD	SEK	6.2972	607
USD	EUR	0.7031	591
GBP	EUR	1.1348	573
Other currencies			473

			$17,478

Accounts Payable
USD	CAD	0.9644	$1,445
GBP	USD	1.6115	235
Other currencies			187

			$1,867

We also had cash accounts denominated in currencies other than the functional currency of the local entity at April 2, 2011 as follows:

		Exchange Rate
		Functional
		Currency per	USD
Currency	Functional	Denominated	Equivalent
Denomination	Currency	Currency	(in thousands)

GBP	CAD	1.5533	$1,237
USD	CAD	0.9644	948
EUR	GBP	0.8812	722
GBP	USD	1.6115	453
EUR	CAD	1.3688	357
AUD	CAD	1.0001	349
Other currencies			532

			$4,598

We enter into foreign currency forward contracts in order to mitigate the risks associated with currency fluctuations on future fair values of foreign denominated assets and liabilities. At April 2, 2011, we had forward contracts as follows (in thousands, except average contract rate):

		Average	Fair
	Notional	Contract	Value
	Amount	Rate	(USD)
Foreign currency forward contracts:
U.S. dollars (sell for Canadian dollars)	14,300 USD	0.9751	$143

Item 4.	Controls and Procedures
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
The CEO and CFO have evaluated the Company’s disclosure controls and procedures as of the end of the period covered in this report. Based upon this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of April 2, 2011.
(b) Changes in Internal Control Over Financial Reporting
During the three months ended April 2, 2011, the Company’s LXE segment completed the upgrade of its enterprise reporting system to Oracle R12. Although certain processes have been modified within LXE’s enterprise reporting system, its internal controls over financial reporting have remained relatively unchanged. In addition, the Company adopted ASU 2009-13, Revenue Recognition — Multiple-Deliverable Revenue Arrangements, and ASU 2009-14, Software — Certain Revenue Arrangements That Include Software Elements, and established controls over the implementation of these new standards. Except for these items, management has concluded that there were no other changes in internal controls during the three months ended April 2, 2011, that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting (as defined in Rule 13a — 15(f) under the Exchange Act).

PART II
OTHER INFORMATION

Item 1A.	Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, carefully consider the factors discussed in Part I, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, and this Quarterly Report on Form 10-Q, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, financial condition and/or operating results. In addition to the risks and uncertainties described therein, we believe our business and results of operations are subject to the following risks:
Our business could be negatively affected as a result of the formal process initiated by our board to pursue strategic alternatives and the ongoing proxy contest.
We commenced a formal process to pursue strategic alternatives, including seeking and reviewing inquiries from potentially interested parties. In addition, MMI Investments, L.P. and certain of its affiliates launched a proxy contest relating to our 2011 Annual Meeting of Shareholders, and nominated their own slate of four nominees for election to our board of directors. The formal process to pursue strategic alternatives and the ongoing proxy contest could adversely affect our business because:
•	conducting the formal process and responding to proxy contests and other actions by activist shareholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees; and
•	perceived uncertainties as to our future may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners.
The formal process initiated by the board of directors to pursue strategic alternatives may not result in a transaction.
We commenced a formal process to pursue strategic alternatives, including seeking and reviewing inquires from potentially interested parties. We emphasize that there can be no assurance that the process will result in any transaction. Additionally, if a sale transaction or other transaction does not occur, to the extent that the current market price reflects an assumption that such a transaction would occur, our stock price may be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the Company’s purchases of its common shares for the three months ended April 2, 2011:
ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum Number
			(c) Total Number	(or Approximate
			of Shares	Dollar Value) of
			Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased
	(a) Total Number	(b) Average	Announced	Under the Plans or
	of Shares	Price Paid	Plans or	Programs
Period	Purchased (1)	Per Share	Program (2)	(in millions)
Period 1 2011 (January 1 to January 29)	—	—	—
Period 2 2011 (January 30 to February 26)	1,486	$19.71	—
Period 3 2011 (February 27 to April 2)	2,047	18.91	—

Total	3,533	$19.25	—	$—

(1)	The category represents 3,533 shares delivered to us by employees to pay withholding taxes due upon vesting of restricted share awards.

(2)	During the period covered by this Quarterly Report on Form 10-Q, no shares were repurchased under the Company’s $20 million repurchase program (the Program) which was initially announced on July 30, 2008. Further repurchases are no longer permitted under the terms of the Company’s principal credit agreements.

Item 6.	Exhibits
The following exhibits are filed as part of this report:

3.1
Second Amended and Restated Articles of Incorporation of EMS Technologies, Inc., effective March 22, 1999 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended April 4, 2009).

3.2	Bylaws of EMS Technologies, Inc. as amended through December 21, 2009 (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the year ended December 31, 2009).

10.1	Form of Executive Protection Agreement dated as of March 7, 2011 between the Company and its Named Executive Officers other than the Chief Executive Officer. *

10.2	Executive Protection Agreement dated as of March 7, 2011 between the Company and Neilson A. Mackay. *

10.3	Executive Annual Incentive Compensation Plan as amended through March 7, 2011. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMS TECHNOLOGIES, INC.

By:	/s/ Neilson A. Mackay	Date: May 12, 2011

Neilson A. Mackay President, and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gary B. Shell	Date: May 12, 2011

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