Form 10-Q
period 2011-07-02
EMS TECHNOLOGIES INC
filed 2011-08-11
CIK 32198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on August 5, 2011:

Class	Number of Shares

Common Stock, $0.10 par value	15,551,048

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
EMS Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 2	July 3	July 2	July 3
	2011	2010	2011	2010

Product net sales	$75,567	71,879	146,563	138,080
Service net sales	15,472	16,598	29,513	33,299

Net sales	91,039	88,477	176,076	171,379

Product cost of sales	53,419	48,066	100,165	93,311
Service cost of sales	7,828	8,054	14,642	16,091

Cost of sales	61,247	56,120	114,807	109,402
Selling, general and administrative expenses	23,987	22,128	45,501	43,801
Research and development expenses	6,921	4,709	12,595	10,130
Proxy contest and merger-related costs	6,114	—	6,834	—
Impairment loss on goodwill related charges	—	—	—	384
Acquisition-related items	—	346	—	563

Operating (loss) income	(7,230)	5,174	(3,661)	7,099
Interest income	110	101	222	281
Interest expense	(557)	(542)	(1,070)	(1,019)
Foreign exchange (loss) gain, net	(104)	244	(283)	(449)

(Loss) earnings before income taxes	(7,781)	4,977	(4,792)	5,912
Income tax (benefit) expense	(1,337)	1,109	(742)	1,453

Net (loss) earnings	$(6,444)	3,868	(4,050)	4,459

Net (loss) earnings per share:
Basic	$(0.42)	0.25	(0.27)	0.29
Diluted	(0.42)	0.25	(0.27)	0.29

Weighted-average number of common shares outstanding:
Basic	15,304	15,191	15,267	15,185
Diluted	15,304	15,230	15,267	15,218
See accompanying notes to interim unaudited consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands)

	July 2	December 31
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$72,847	55,938
Trade accounts receivable, net of allowance for doubtful accounts of $1,184 in 2011 and $1,389 in 2010	63,608	68,691
Costs and estimated earnings in excess of billings on long-term contracts	24,247	21,980
Inventories	48,731	41,649
Deferred income taxes	2,317	3,891
Other current assets	8,228	7,319

Total current assets	219,978	199,468

Property, plant and equipment:
Land	1,150	1,150
Buildings and leasehold improvements	19,463	19,115
Machinery and equipment	123,086	117,855
Furniture and fixtures	11,019	10,850

Total property, plant and equipment	154,718	148,970
Less accumulated depreciation	106,370	100,587

Net property, plant and equipment	48,348	48,383
Deferred income taxes	12,930	11,845
Goodwill	60,554	60,474
Other intangible assets, net of accumulated amortization of $32,510 in 2011 and $28,079 in 2010	37,682	41,319
Costs and estimated earnings in excess of billings on long-term contracts	8,538	8,611
Other assets	2,898	2,844

Total assets	$390,928	372,944

See accompanying notes to interim unaudited consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited), continued
(in thousands, except share data)

	July 2	December 31
	2011	2010

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$1,559	1,496
Accounts payable	35,135	24,979
Billings in excess of contract costs and estimated earnings on long-term contracts	6,293	8,593
Accrued compensation and related costs	13,697	20,626
Deferred revenue	11,130	10,897
Other current liabilities	8,826	6,946

Total current liabilities	76,640	73,537

Long-term debt, excluding current installments	40,109	27,476
Deferred income taxes	1,164	4,859
Other liabilities	11,711	10,052

Total liabilities	129,624	115,924

Shareholders’ equity:
Preferred stock of $1.00 par value per share; Authorized 10,000 shares; none issued	—	—
Common stock of $0.10 par value per share; Authorized 75,000 shares; issued and outstanding 15,514 in 2011 and 15,311 in 2010	1,551	1,531
Additional paid-in capital	141,727	138,138
Accumulated other comprehensive income — foreign currency translation adjustment	14,623	9,898
Retained earnings	103,403	107,453

Total shareholders’ equity	261,304	257,020

Commitments and contingencies

Total liabilities and shareholders’ equity	$390,928	372,944

See accompanying notes to interim unaudited consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended
	July 2	July 3
	2011	2010
Cash flows from operating activities:
Net (loss) earnings	$(4,050)	4,459
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9,861	9,819
Deferred income taxes	(3,191)	(119)
Stock-based compensation expense	992	885
Change in fair value of contingent consideration liability	—	304
Excess tax benefits from stock-based compensation	(130)	—
Payment for acquisition of business under contingent consideration arrangement	(325)	(1,248)
Changes in operating assets and liabilities:
Trade accounts receivable	6,742	(16,503)
Costs and estimated earnings in excess of billings on long-term contracts	(1,708)	(545)
Billings in excess of costs and estimated earnings on long-term contracts	(2,304)	3,035
Inventories	(6,407)	(6,112)
Accounts payable	9,897	4,105
Income taxes	1,596	316
Accrued compensation and retirement costs	(7,244)	459
Deferred revenue	1,413	3,287
Other	85	4,041

Net cash provided by operating activities in continuing operations	5,227	6,183
Net cash used in operating activities in discontinued operations	—	(8,810)

Net cash provided by (used in) operating activities	5,227	(2,627)

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,726)	(3,820)
Proceeds from sales of assets	356	24

Net cash used in investing activities	(5,370)	(3,796)

Cash flows from financing activities:
Net borrowings under revolving credit facility	13,500	12,000
Repayment of other debt	(804)	(687)
Deferred financing costs paid	—	(28)
Payment for acquisition of business under contingent consideration arrangement	(626)	(5,952)
Payments for repurchase and retirement of common shares	(121)	(51)
Excess tax benefits from stock-based compensation	130	—
Proceeds from exercises of stock options	2,738	13

Net cash provided by financing activities	14,817	5,295

Effect of changes in exchange rates on cash and cash equivalents	2,235	(1,241)

Net change in cash and cash equivalents	16,909	(2,369)
Cash and cash equivalents at beginning of period	55,938	47,174

Cash and cash equivalents at end of period	$72,847	44,805

See accompanying notes to interim unaudited consolidated financial statements.

EMS Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
July 2, 2011 and July 3, 2010
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
• Management’s Use of Estimates
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
• Recently Adopted Accounting Pronouncements
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

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures under FASB Accounting Standards CodificationTM (“ASC”) Topic 805, Business Combinations, to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after January 1, 2011. The adoption of ASU 2010-29 did not have a material impact on the Company’s consolidated financial statements.
In October 2009 the FASB issued two accounting standards updates that change the requirements for recognizing revenue for revenue arrangements with multiple elements. Both updates were adopted by the Company on January 1, 2011, on a prospective basis. The effect of adoption was not material to the Company’s consolidated financial statements for the three and six months ended July 2, 2011. The Company does not currently anticipate that the adoption will have a material effect on the consolidated financial statements for the year ending December 31, 2011, since historically the Company has not had significant aggregate deferrals of revenue related to multiple-element arrangements for which revenue would be recognized earlier under the new ASUs. However, the actual effect on the consolidated financial statements will depend on the specific types of multiple-element arrangements into which the Company enters in the future and the terms and conditions contained therein.
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

• Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2011, FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income: Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 amends existing guidance by allowing only two options for presenting the components of net earnings and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net earnings must be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and it is effective for fiscal years beginning after December 15, 2011. The Company will adopt the provisions of ASU 2011-05 in the first quarter of 2012, and is currently evaluating which presentation option for the components of net earnings and other comprehensive income will be used.
2. Plan of Merger
On June 13, 2011, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Honeywell International Inc. (“Honeywell”), a Delaware corporation, and Egret Acquisition Corp., a Georgia corporation and a wholly-owned subsidiary of Honeywell (“Purchaser”). Under the terms of the Merger Agreement, Purchaser agreed to commence a tender offer (the “Offer”) to purchase all of the issued and outstanding shares of common stock, $0.10 par value, of the Company (the “Shares”) at a price of $33.00 per share (the “Offer Price”) in cash. Upon successful completion of the Offer, the Purchaser will merge with and into the Company (the “Merger”) and the Company will become a wholly owned subsidiary of Honeywell. At the effective time of the Merger, each remaining outstanding Share not tendered in the Offer and for which dissenter’s rights have not been perfected will be converted into the right to receive cash in an amount equal to the Offer Price. All unvested stock options representing the right to purchase Shares will vest and become exercisable prior to the acceptance for purchase of Shares in the Offer. At the effective time of the Merger, each then outstanding option will be cancelled and will represent the right to receive an amount in cash equal to the excess, if any, of the Offer Price over the exercise price of such option. In addition, immediately prior to the time of the acceptance for purchase of Shares in the Offer, each share of restricted stock under the Company’s equity incentive plans that is outstanding shall become fully vested. The Company’s Board of Directors has unanimously approved the Merger Agreement and has recommended that shareholders tender their Shares into the Offer. EMS and Honeywell will continue to operate separately until the transaction closes. The Merger Agreement is subject to customary closing conditions and is expected to close in the third quarter of 2011.
The Offer commenced on June 27, 2011 and is scheduled to expire at 5:30 p.m., New York City time, on August 19, 2011, unless further extended or earlier terminated. Purchaser will accept and promptly pay for each Share validly tendered, and not withdrawn, in accordance with the terms of the Offer. The Purchaser’s obligation to accept for payment and pay for all Shares validly tendered pursuant to the Offer is subject to (i) the condition that the number of Shares validly tendered and not withdrawn represents at least a majority of the total number of Shares outstanding at the expiration of the Offer on a fully diluted basis, and (ii) the satisfaction or waiver of other customary closing conditions as set forth in the Merger Agreement, including the receipt of necessary regulatory approval.
The Company has granted to Purchaser an irrevocable option, which Purchaser, subject to certain conditions, may exercise after the consummation of the Offer (including any subsequent offering period), to purchase such number of newly additional Shares at the Offer Price from the Company such that, when added to the Shares already owned by Honeywell, Purchaser and their subsidiaries at the time of such exercise, constitutes one more Share than 90% of the total number of Shares outstanding on a fully diluted basis (the “Top-up Option”). The Top-Up Option is intended to expedite the timing of the completion of the Merger. If the Purchaser acquires more than 90% of the outstanding Shares in the Offer or through exercise of the Top-Up Option, it will complete the Merger through the “short form” procedures available under Georgia law, which would not require the Company to hold a meeting of its shareholders to vote on the adoption of the Merger Agreement. In the event that Purchaser does not hold at least 90% of the outstanding Shares following the consummation of the Offer and the exercise of the Top-Up Option, the Company must obtain the approval of its shareholders to consummate the Merger. In this event, the Merger agreement would require the Company to call and convene a shareholder meeting to obtain this approval, and Honeywell and Purchaser would vote all of the Shares owned by them (including Shares acquired pursuant of the Offer) in favor of the adoption of the Merger Agreement and the consummation of the Merger.

Effective upon the consummation of the Offer, the Purchaser will be entitled to designate a number of directors, rounded up to the next whole number, on the Company’s Board of Directors equal to the product of (i) the total number of directors on the Company’s Board of Directors and (ii) the percentage that the number of Shares beneficially owned by Honeywell or Purchaser bears to the number of Shares then outstanding, but in no event less than a majority of the number of directors. However, Honeywell, Purchaser and the Company shall use their reasonable best efforts to ensure that after the consummation of the Offer, at least three independent directors currently serving on the Company’s Board of Directors shall continue to be on the Company’s Board of Directors until the effective time of the Merger. The Merger Agreement contains customary representations and warranties by the Company, Purchaser and Honeywell. The Merger Agreement also contains customary covenants and agreements, including with respect to the operation of the business of the Company and its subsidiaries between the signing of the Merger Agreement and the closing of the Merger, restrictions on the solicitation of alternative acquisition proposals by the Company, changing the Board’s recommendation to the transaction, entering into another acquisition transaction, governmental filings and approvals, and other matters.
The Merger Agreement contains certain termination rights for the Company, Purchaser and Honeywell, including in the event that the Company terminates the agreement in order to accept a superior proposal. In connection with the termination of the Merger Agreement under specified circumstances, including with respect to the Company’s entry into an agreement with respect to a superior proposal, the Company may be required to pay Honeywell a termination fee equal to $19.6 million. In addition, in the event of termination of the Merger Agreement relating to Honeywell’s failure to agree to certain required or requested actions in connection with obtaining antitrust clearance and subject to other specified conditions, Honeywell may be required to pay the Company a termination fee equal to $19.6 million. However, Honeywell has satisfied the competition law condition of the Merger Agreement so this is unlikely to occur.
The foregoing description of the Offer, Merger and Merger Agreement is only a summary, does not purport to be complete and is qualified in its entirety by reference to (i) the Merger Agreement, a copy of which is filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 13, 2011 and incorporated herein by reference, and is included to provide investors with information regarding its terms, and (ii) the information contained in the Tender Offer Statement on Schedule TO filed by Purchaser on June 27, 2011, as amended from time to time, and the Solicitation/Recommendation Statement on Schedule 14D-9 filed by us with the SEC on June 27, 2011, as amended from time to time.
3. Goodwill and Other Intangible Assets
The consolidated financial statements include the identifiable intangible assets and goodwill resulting from acquisitions of businesses completed prior to 2010. The following table presents the changes in the carrying amount of goodwill by reportable operating segment during the six months ended July 2, 2011 (in thousands):

		Global
	LXE	Tracking	Aviation	Total
Balance as of December 31, 2010	$1,937	23,429	35,108	60,474

Foreign currency translation adjustment	80	—	—	80

Balance as of July 2, 2011	$2,017	23,429	35,108	60,554

The Company had $21.0 million of accumulated impairment losses recorded on LXE’s goodwill as of July 2, 2011.

The following table presents the gross carrying amounts and accumulated amortization, in total and by major intangible asset class, for the Company’s intangible assets subject to amortization as of July 2, 2011 and December 31, 2010 (in thousands):

	As of July 2, 2011
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Developed technology	$42,115	21,905	20,210
Customer relationships	19,305	5,941	13,364
Trade names and trademarks	6,332	2,318	4,014
Other	2,440	2,346	94

	$70,192	32,510	37,682

	As of December 31, 2010
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Developed technology	$41,525	19,039	22,486
Customer relationships	19,164	4,787	14,377
Trade names and trademarks	6,281	1,961	4,320
Other	2,428	2,292	136

	$69,398	28,079	41,319

Amortization expense related to these intangible assets for the three months and six months ended July 2, 2011 was $1.9 million and $3.9 million, respectively, and for the three months and six months ended July 3, 2010 was $2.1 million and $4.1 million, respectively. Expected amortization expense for the remainder of 2011 and for each of the five succeeding years is as follows: 2011 — $3.9 million, 2012 — $8.0 million, 2013 — $7.4 million, 2014 — $3.9 million, 2015 - $3.7 million and 2016 — $3.5 million.
Amortization expense for intangible assets and other items included in cost of sales, selling, general and administrative expense, and in research and development expenses for the three and six months ended July 2, 2011 and July 3, 2010 are summarized in the following table (in millions of dollars):

	Three Months Ended		Six Months Ended
	July 2	July 3	July 2	July 3
	2011	2010	2011	2010

Cost of sales	$1.0	0.9	2.1	1.9
Selling, general and administrative	1.0	1.4	1.9	2.3
Research and development	0.1	0.1	0.1	0.1

Total amortization expense	$2.1	2.4	4.1	4.3

4. Fair Value Measurements
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
The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable and accrued expenses approximate their fair values because of the short-term maturity of these instruments. Of the $71.5 million of cash and cash equivalents at July 2, 2011, $34.4 million was held in Canada, $17.4 million was held in the U.K. and $13.5 million was held in the Netherlands.
The Company uses derivative financial instruments, in the form of foreign currency forward contracts (a single class of equity securities), in order to mitigate the risks associated with currency fluctuations on future fair values of foreign denominated assets and liabilities. The fair values of foreign currency contracts of $24,000 net liability and $467,000 net asset as of July 2, 2011 and December 31, 2010, respectively, are based on quoted market prices for similar instruments using the income approach (a level 2 input) and are reflected at fair value in the consolidated balance sheets.
The Company has two fixed-rate mortgages and has borrowings under its revolving credit facility. One mortgage has an 8.0% rate and a carrying amount as of July 2, 2011 and December 31, 2010 of $5.2 million and $5.7 million, respectively. The other mortgage has a 7.1% rate and a carrying amount as of July 2, 2011 and December 31, 2010 of $2.0 million and $2.3 million, respectively. The Company’s outstanding borrowings under its revolving credit facility were $34.5 million as of July 2, 2011. The estimated fair value of the Company’s total debt was $40.9 million as of July 2, 2011 and is based on quoted market prices for similar instruments (a level 2 input). Mortgage debt and borrowings under the Company’s credit facility are recorded in current and long-term debt on the Company’s consolidated balance sheets, at the amount of unpaid principal.
Management believes that these assets and liabilities can be liquidated without restriction.
The Company had a contingent consideration liability for earn-out provisions resulting from an acquisition completed in 2009. The contingency has since been settled and the remaining liability of $0.9 million was paid in cash in the first quarter of 2011. The estimated fair value of this contingent consideration liability was determined by applying a form of the income approach (a level 3 input) based on the probability-weighted projected payment amounts discounted to present value at a rate appropriate for the risk of achieving the milestones. There was no change in the estimated fair value of this contingent consideration liability in the three months and six months ended July 2, 2011, nor in the three months ended July 3, 2010. The estimated fair value of this contingent consideration liability increased by $0.2 million in the three months ended July 3, 2010 and was included in acquisition-related items in the Company’s consolidated statement of operations.

5. Interim Segment Disclosures
The Company is organized into four reportable segments: LXE, Global Tracking, Aviation, and Defense & Space (“D&S”). The Company determines operating segments in accordance with the Company’s internal management structure, which is organized based on products and services that share distinct operating characteristics. Each segment is separately managed and is evaluated primarily upon operating income and earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”).
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
Following is a summary of the Company’s interim segment data (in thousands):

	Three Months Ended		Six Months Ended
	July 2	July 3	July 2	July 3
	2011	2010	2011	2010
Net sales:
LXE	$37,801	36,365	74,020	66,938
Global Tracking	11,736	10,526	21,644	20,386
Less intercompany sales	(186)	(510)	(358)	(761)

Global Tracking external sales	11,550	10,016	21,286	19,625
Aviation	25,947	25,338	50,957	51,524
Defense & Space	15,741	16,758	29,813	33,292

Total	$91,039	88,477	176,076	171,379

Operating income (loss):
LXE	$113	2,077	1,798	2,969
Global Tracking	1,190	684	1,395	838
Aviation	(2,867)	1,816	(2,042)	2,125
Defense & Space	292	1,694	724	2,612
Corporate & Other	(5,958)	(1,097)	(5,536)	(1,445)

Total	$(7,230)	5,174	(3,661)	7,099

	Three Months Ended		Six Months Ended
	July 2	July 3	July 2	July 3
	2011	2010	2011	2010
Earnings (loss) before income taxes:
LXE	$169	2,050	1,826	2,833
Global Tracking	1,184	888	1,343	934
Aviation	(2,943)	1,877	(2,141)	1,805
Defense & Space	292	1,694	724	2,616
Corporate & Other	(6,483)	(1,532)	(6,544)	(2,276)

Total	$(7,781)	4,977	(4,792)	5,912

The expenses for Corporate & Other in the three and six months ended July 2, 2011 included professional fees, mainly related to the proxy contest initiated by one of our shareholders, the review of strategic alternatives, and the proposed merger with Honeywell, and $0.8 million of compensation expense related to an increase in the fair value of phantom stock awards granted the Company’s Directors, which together, was approximately $6.1 million and $6.8 million, respectively. These expenses were partially offset by costs allocated from Corporate and Other to our operating segments in those periods. We anticipate additional professional fees and transaction costs related to the merger in the third quarter of 2011.

	July 2	December 31
	2011	2010
Assets:
LXE	$96,020	78,588
Global Tracking	81,638	80,103
Aviation	153,041	149,834
Defense & Space	41,477	45,968
Corporate & Other	18,752	18,451

Total	$390,928	372,944

Concentration of net assets by geographic region:
United States	$54,468	77,006
Canada	75,031	68,677
Europe	122,713	101,880
Other	9,092	9,457

Total	$261,304	257,020

Sales to no individual customer exceeded 10% of our net sales during the three months and six months ended July 2, 2011, or July 3, 2010.

6. Earnings Per Share
Following is a reconciliation of the denominators for basic and diluted earnings per share calculations (in thousands):

	Three Months Ended		Six Months Ended
	July 2	July 3	July 2	July 3
	2011	2010	2011	2010

Basic weighted-average number of common shares outstanding	15,304	15,191	15,267	15,185
Dilutive potential shares using the treasury share method	—	39	—	33

Diluted weighted-average number of common shares outstanding	15,304	15,230	15,267	15,218

Shares that were not included in computation of diluted earnings per share that could potentially dilute future basic earnings per share because their effect on the periods were antidilutive	1,281	1,008	971	1,045

Basic earnings per share is the per-share allocation of income available to common shareholders based only on the weighted-average number of common shares actually outstanding during the period. Diluted earnings per share represents the per-share allocation of income attributable to common shareholders based on the weighted-average number of common shares actually outstanding plus all potential common share equivalents outstanding during the period, if dilutive. The Company uses the treasury stock method to determine diluted earnings per share. Potential dilutive shares were excluded from the computation of diluted net loss per share for the three and six months ended July 2, 2011 because the effect of their inclusion would have been anti-dilutive.
7. Comprehensive (Loss) Income
Following is a summary of comprehensive (loss) income (in thousands):

	Three Months Ended		Six Months Ended
	July 2	July 3	July 2	July 3
	2011	2010	2011	2010

Net (loss) earnings	$(6,444)	3,868	(4,050)	4,459
Other comprehensive income (loss):
Foreign currency translation adjustment	1,116	(5,056)	4,725	(3,245)

	$(5,328)	(1,188)	675	1,214

8. Inventories
Inventories as of July 2, 2011 and December 31, 2010 include the following (in thousands):

	July 2	December 31
	2011	2010

Parts and materials	$30,942	24,996
Work-in-process	8,791	6,127
Finished goods	8,998	10,526

	$48,731	41,649

Costs included in inventories related to long-term programs or contracts are primarily for materials and work performed on programs awaiting funding, or on contracts not yet finalized. Such costs were $4.1 million as of July 2, 2011, and $1.0 million as of December 31, 2010.
9. Revolving Credit Facility
As of July 2, 2011, the Company had $34.5 million of borrowings outstanding under its revolving credit facility.
The Company has $2.9 million of standby letters of credit to satisfy performance guarantee requirements under certain customer contracts. While these obligations are not normally called, they could be called by the beneficiaries at any time before the expiration date should the Company fail to meet certain contractual requirements. After deducting outstanding letters of credit, as of July 2, 2011 the Company had $24.7 million available for borrowing in the U.S. and $12.9 million available for borrowing in Canada under the revolving credit agreement.
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

	Three Months Ended		Six Months Ended
	July 2	July 3	July 2	July 3
	2011	2010	2011	2010
Balance at beginning of the period	$4,424	4,510	4,205	4,085
Accruals for warranties issued during the period	966	849	1,921	2,056
Settlements made during the period	(848)	(835)	(1,584)	(1,617)

Balance at end of period	$4,542	4,524	4,542	4,524

11. Stock-Based and Other Compensation
The Company has granted nonvested restricted stock and nonqualified stock options to key employees and directors under several stock award plans. The Company granted stock awards with an aggregate fair value of approximately $2.9 million and $2.4 million during the first six months ended July 2, 2011 and July 3, 2010, respectively. Stock based compensation is recognized on a straight-line basis over the requisite service period for each separately vesting portion of an award as if the award was, in substance, multiple awards. The Company recognized expense of $0.5 million and $1.0 million in the three month and six month periods ended July 2, 2011, and $0.5 million and $0.9 million in three month and six month periods ended July 3, 2010, respectively, before income tax benefits, for all the Company’s stock plans.
On June 13, 2011, the Board of Directors approved an amendment to each of the Company’s stock incentive plans whereby upon a reorganization transaction, including a merger, consolidation, or acquisition in which the outstanding shares of the Company are converted into cash, all outstanding unvested stock options become fully vested and immediately exercisable at the commencement of a tender offer. All outstanding stock options not exercised as of the occurrence of a reorganization transaction shall be cancelled in exchange for payments of $33.00 in cash per option. If a reorganization transaction does not close, the options that were unvested prior to the commencement of a tender offer would again become unvested and vest over their stated vesting schedules. In addition, all unvested restricted stock awards granted under the Company’s stock incentive plans that are outstanding immediately prior to the time of acceptance of the tender offer by Honeywell will become fully vested and transferable upon the close of that tender offer as prescribed by the Merger Agreement.

12. Income Taxes
The Company’s effective income tax rate is generally less than the amounts computed by applying the U.S. federal income tax rate of 34% due to a portion of earnings being earned in Canada, where the Company’s effective rate is much lower than the rate in the U.S. due to research-related tax benefits. The three- and six-month periods ended July 2, 2011 each reflect a net tax benefit from the loss before income taxes. The rate of the benefit is less than U.S. statutory rate since tax benefits for certain loss jurisdictions have not been recognized and certain merger-related costs may not be deductible for income tax purposes. The rate in both periods in 2010 is higher than it otherwise would have been since tax benefits for certain loss jurisdictions had not been recognized and the estimated rate used for U.S. taxable income was higher in 2010 since certain key provisions of the U.S. tax law, including the research and development credit, had not been extended to be in effect for tax year 2010 until the fourth quarter of 2010.
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
13. Litigation
On July 8, 2011, Victoria Shaev, filed a complaint (the “Shaev Complaint”) on behalf of herself and as a putative class action on behalf of the Company’s public shareholders against EMS, certain members of the Board of Directors (the “Individual Defendants”), certain members of management, Honeywell and Purchaser in the Superior Court of Fulton County of the State of Georgia. In the Shaev Complaint, plaintiff alleges, among other things, that the Individual Defendants breached their fiduciary duties in connection with the Offer and Merger by failing to engage in a fair sale process and by providing materially misleading and incomplete information regarding the transaction. The plaintiff also alleges that the Company, Parent and Purchaser have aided and abetted the alleged breach of fiduciary duties. The Shaev Complaint seeks judicial action, among other things, (i) declaring that the action is properly maintainable as a class action and certifying plaintiff as class representative and plaintiff’s counsel as class counsel, (ii) preliminary and permanently enjoining defendants from effectuating the transaction, (iii) declaring the transaction void and ordering rescission if the transaction is consummated, (iv) requiring disgorgement and imposing a constructive trust on all property and profits that the defendants receive as a result of their wrongful conduct, and (v) awarding damages, including rescissory damages, and reasonable fees and expenses. The Company and the other defendants believe the plaintiff’s allegations lack merit, and are contesting them vigorously.
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
We are a leading provider of wireless connectivity solutions over satellite and terrestrial networks. We keep people and systems connected, wherever they are — on land, at sea, in the air or in space. Serving the aeronautical, asset-tracking, defense, and mobile computing industries, our products and services enable universal mobility, visibility and intelligence. Our operations include the following four reportable operating segments:
•	LXE — Provides rugged mobile terminals and wireless data networks used for logistics applications such as distribution centers, warehouses and container ports. LXE operates mainly in three markets: the Americas market, which is comprised of North, South and Central America; the International market, which is comprised of all other geographic areas, with the highest concentration in Europe; along with direct sales to original equipment manufacturers (“OEM”);
•	Global Tracking — Provides satellite-based machine-to-machine mobile communications equipment and services to track, monitor and control remote assets, regardless of whether they are fixed, semi-fixed or mobile. Additionally, Global Tracking provides equipment for the Cospas-Sarsat search-and-rescue system and incident-management software for rescue coordination worldwide;
•	Aviation — Designs and develops communications solutions through a broad array of terminals and antennas for the aeronautical market that enable end-users in aircraft and other mobile platforms to communicate over satellite and air-to-ground links. This segment also designs and builds aircraft cabin equipment to process data on board aircraft, including rugged data storage, cabin-wireless connectivity, and air-to-ground connectivity; and
•	Defense & Space (“D&S”) — Supplies highly engineered subsystems for defense electronics and sophisticated satellite applications from military communications, radar, surveillance and countermeasures to commercial high-definition television, satellite radio, and live TV for innovative airlines.
Plan of Merger
On June 13, 2011, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Honeywell International Inc. (“Honeywell”), a Delaware corporation, and Egret Acquisition Corp., a Georgia corporation and a wholly-owned subsidiary of Honeywell (“Purchaser”). Under the terms of the Merger Agreement, Purchaser agreed to commence a tender offer (the “Offer”) to purchase all of the issued and outstanding shares of common stock, $0.10 par value, of the Company (the “Shares”) at a price of $33.00 per share (the “Offer Price”) in cash. Upon successful completion of the Offer, the Purchaser will merge with and into the Company (the “Merger”) and the Company will become a wholly owned subsidiary of Honeywell. At the effective time of the Merger, each remaining outstanding Share not tendered in the Offer will be converted into a cash amount equal to the Offer Price. All unvested stock options representing the right to purchase our common stock will vest and become exercisable prior to the acceptance for purchase of Shares in the Offer. At the effective time of the Merger, each then outstanding option will be cancelled and will represent the right to receive an amount in cash equal to the excess, if any, of the Offer Price over the exercise price of such option. In addition, at the time of the acceptance for purchase of Shares in the Offer, each share of restricted stock under the Company’s equity incentive plans that is outstanding shall become fully vested. The Company’s Board of Directors has unanimously approved the Merger Agreement and has recommended that shareholders tender their Shares into the Offer. EMS and Honeywell will continue to operate separately until the transaction closes. The Merger Agreement is subject to customary closing conditions and is expected to close in the third quarter of 2011. For further information on the Offer and Merger, refer to Note 2 of our consolidated financial statements in this Quarterly Report.

The foregoing description of the Offer, Merger and Merger Agreement is only a summary, does not purport to be complete and is qualified in its entirety by reference to (i) the Merger Agreement, a copy of which is filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 13, 2011 and incorporated herein by reference, and is included to provide investors with information regarding its terms, and (ii) the information contained in the Tender Offer Statement on Schedule TO filed by Purchaser on June 27, 2011, as amended from time to time, and the Solicitation/Recommendation Statement on Schedule 14D-9 filed by us with the SEC on June 27, 2011, as amended from time to time.
Following is a summary of significant factors affecting or related to our results of operations for the three and six months ended July 2, 2011:
•	Consolidated net sales were $91.0 million and $176.1 million in the three and six months ended July 2, 2011, up approximately 3% from the same periods in 2010, reflecting the second highest second quarter and first six months sales in our history. The increase in net sales was mainly driven by record sales achieved by our LXE segment for both periods in 2011, reflecting the continued improvement in the overall logistics market and the positive effects of changes in its marketing strategy. Net sales also increased at Global Tracking primarily from an increase in shipments of tracking product to the security market in both periods of 2011. Net sales at our D&S segment were lower in the three and six months ended July 2, 2011 as compared to the same period in 2010 mainly due to a decrease in activity on certain development programs that were completed at the end of 2010. However, net sales were higher in the second quarter of 2011 by $1.7 million as compared with the first quarter of 2011 due to an acceleration in scheduled production activity for certain programs. Net sales at Aviation were comparable in both periods.
•	Operating results for the second quarter and first six months of 2011 included charges of $6.1 million and $6.8 million, respectively, for proxy contest and merger related costs. These costs were primarily for professional fees related to the proxy contest initiated by one of our shareholders, professional fees related to the review of various strategic alternatives and costs related to the proposed merger with Honeywell. We anticipate additional professional fees related to the merger in the third quarter of 2011.
•	On a consolidated basis, we incurred losses of $6.4 million and $4.1 million for the three and six months ended July 2, 2011, respectively, despite positive net earnings reported by three of our four segments. The net losses were mainly due to approximately $6 million for proxy contest and merger related costs, a $2.2 million net loss recorded by our Aviation segment, and research and development costs and marketing expenses related to new product introductions that were included in the second quarter of 2011. New products were introduced by our LXE (the ThorTM vehicle-mount computer and the MarathonTM field computer), Aviation (the Aspire line of satellite communication equipment and the portable Airmail solutions) and Global Tracking (the OCC-600 operations control console for emergency management applications) segments.
•	Certain of our markets continue to see the unfavorable impact of the economy, and they are not immune to increasing pressures and risks. We expect that we will continue to be faced with these economic pressures at least through 2011. The economy and other factors could cause a decline in expected future cash flows for one or more of our business units, and it is reasonably possible that we may be required to recognize impairment losses related to goodwill or other long-lived assets.

Results of Operations
The following table sets forth items from the consolidated statements of operations as reported and as a percentage of net sales (or product net sales and service net sales for product cost of sales and service cost of sales, respectively) for each period (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	July 2		July 3		July 2		July 3
	2011		2010		2011		2010

Product net sales	$75,567	83.0%	$71,879	81.2%	$146,563	83.2%	$138,080	80.6%
Service net sales	15,472	17.0	16,598	18.8	29,513	16.8	33,299	19.4

Net sales	91,039	100.0	88,477	100.0	176,076	100.0	171,379	100.0

Product cost of sales	53,419	70.7	48,066	66.9	100,165	68.3	93,311	67.6
Service cost of sales	7,828	50.6	8,054	48.5	14,642	49.6	16,091	48.3

Cost of sales	61,247	67.3	56,120	63.4	114,807	65.2	109,402	63.9

Selling, general and administrative expenses	23,987	26.3	22,128	25.1	45,501	25.9	43,801	25.6
Research and development expenses	6,921	7.6	4,709	5.3	12,595	7.1	10,130	5.9
Proxy contest and merger-related costs	6,114	6.7	—	—	6,834	3.9	—	—
Impairment loss on goodwill related charges	—	—	—	—	—	—	384	0.2
Acquisition-related items	—	—	346	0.4	—	—	563	0.3

Operating (loss) income	(7,230)	(7.9)	5,174	5.8	(3,661)	(2.1)	7,099	4.1
Interest income	110	0.1	101	0.1	222	0.1	281	0.2
Interest expense	(557)	(0.6)	(542)	(0.6)	(1,070)	(0.6)	(1,019)	(0.6)
Foreign exchange(loss) gain, net	(104)	(0.1)	244	0.3	(283)	(0.1)	(449)	(0.3)

(Loss) earnings before income taxes	(7,781)	(8.5)	4,977	5.6	(4,792)	(2.7)	5,912	3.4
Income tax (benefit) expense	(1,337)	(1.4)	1,109	1.2	(742)	(0.4)	1,453	0.8

Net (loss) earnings	$(6,444)	(7.1)%	$3,868	4.4%	$(4,050)	(2.3)%	$4,459	2.6%

Three Months ended July 2, 2011 and July 3, 2010:
Net sales increased by 2.9% to $91.0 million from $88.5 million in the three months ended July 2, 2011 compared with the same period in 2010. Higher net sales from our LXE, Global Tracking and Aviation segments were partially offset by lower net sales from our D&S segment. LXE reported record second quarter net sales in the three months ended July 2, 2011 which were $1.4 million higher than in the same period in 2010, due to a higher volume of terminal shipments and continued growth in demand for rugged handheld computer products to OEM partners. Net sales were higher at Global Tracking primarily as a result of higher shipments of tracking products to the security market and an increase in service revenue from support contracts generated by emergency management projects. Net sales were higher at Aviation mainly due to higher net sales from high-speed-data aeronautical products mainly to OEM partners which offset lower net sales of in-cabin connectivity products into the general aviation market. Net sales were lower at D&S mainly due to a decrease in activity on design and development projects and a slow-down in the volume of orders received in late 2010 and in 2011.
Product net sales increased by 5.1% to $75.6 million in the three months ended July 2, 2011 as compared with the same period in 2010. Each of our four segments contributed to the $3.7 million increase in product net sales in the three months ended July 2, 2011 with the most significant increases contributed by our LXE and D&S segments. LXE’s product shipments reached an all-time high for second quarter sales in 2011, and D&S had an increase in activity mainly on a significant commercial program to provide antenna products for airborne internet and cell phone service and on a space program to provide component parts for the Iridium NEXT constellation in the second quarter of 2011. Service net sales decreased by 6.8% to $15.5 million in the three months ending July 2, 2011 compared with the same period in 2010 mainly due to certain significant design and development projects at D&S that were included in net sales in the three months ended July 3, 2010 but have since concluded and were not included in its net sales in the three months ended July 2, 2011.

Overall cost of sales as a percentage of consolidated net sales was higher in the three months ended July 2, 2011 compared with the same period in 2010 due to higher cost-of-sales percentages reported by three of our four reportable operating segments. Product cost of sales and service cost of sales, as a percentage of their respective net sales, were higher in the three months ended July 2, 2011 compared with the same periods of 2010. Our product cost-of-sales percentage was higher mainly due to a less favorable product mix and lower labor utilization rates at D&S, and a less favorable product mix, an increase in contract costs on certain development programs, and an unfavorable effect of changes in foreign currency exchange rates that affected our reported international costs at Aviation in 2011. Our service cost-of-sales percentage was higher primarily as a result of higher discounts on service contracts, and higher labor costs at LXE in 2011, partially offset by a lower proportion of service revenues generated from our D&S segment, which has a higher service cost-of-sales percentage than our other three reportable operating segments.
Selling, general and administrative expenses as a percentage of consolidated net sales increased for the three months ended July 2, 2011 compared with same period in 2010. Actual expenses increased by $1.9 million in 2011 mainly from higher commissions and other selling expenses resulting from the growth in net sales at LXE, an increase in marketing expenses related to new products introductions in the second quarter of 2011 at LXE and Aviation, an unfavorable effect of foreign currency exchange rates on LXE and Aviation’s international expenses, and higher depreciation expense related to the upgrade of LXE’s enterprise reporting system in 2011.
Research and development expenses were $2.2 million higher in the three months ended July 2, 2011 than in the comparable period in 2010 mainly due to additional expenses related to the development of new products as well as the unfavorable effect of changes in foreign currency exchange rates on our Canadian expenses.
Proxy contest and merger related costs included charges of $6.1 million in the second quarter of 2011. These costs were primarily for professional fees related to the proxy contest initiated by one of our shareholders, professional fees related to the review of various acquisition alternatives and transaction costs related to the proposed merger with Honeywell. These costs also included $0.8 million of compensation expense related to an increase in the fair value of phantom stock awards granted the Company’s Directors. We anticipate additional professional fees and transaction costs related to the merger in the third quarter of 2011.
We recognized income tax benefit of $1.4 million in the three months ended July 2, 2011, equal to 17% of the loss before income taxes, and income tax expense of $1.1 million in the three months ended July 3, 2010, equal to 23% of earnings before income taxes. The Company’s effective income tax rate is generally less than the amounts computed by applying the U.S. federal income tax rate of 34% due to a portion of earnings being earned in Canada, where the Company’s effective rate is much lower than the rate in the U.S. due to research-related tax benefits. The rate of the benefit in 2011 is less than U.S. statutory rate since tax benefits for certain loss jurisdictions have not been recognized and certain merger-related costs may not be deductible for income tax purposes. The rate in 2010 is higher than it otherwise would have been since tax benefits for certain loss jurisdictions had not been recognized and the estimated rate used for U.S. taxable income was higher in 2010 since certain key provisions of the U.S. tax law, including the research and development credit, had not been extended to be in effect for tax year 2010 until the fourth quarter of 2010.
Six Months ended July 2, 2011 and July 3, 2010:
Net sales increased by 2.7% to $176.1 million from $171.4 million in the six months ended July 2, 2011 compared with the same period in 2010. Higher net sales from our LXE and Global Tracking segments were partially offset by lower net sales from our D&S and Aviation segments. LXE reported record net sales for the first six month period in the six months ended July 2, 2011 which were $7.1 million higher than in the same period in 2010 mainly due to a higher volume of terminal shipments and continued growth in demand for rugged handheld computer products to OEM in 2011. Net sales were higher at Global Tracking primarily a result of higher shipments of tracking products to the security market, an increase in service revenue from support contracts generated by emergency management projects, and higher airtime revenues in the first six months of 2011 as compared with the same period of 2010, mainly due an increase in the average revenue generated per terminal in 2011. Net sales were lower at D&S mainly due to a decrease in activity on design and development projects and a slow-down in the volume of orders received in late 2010 and in 2011. Net sales were lower at Aviation mainly due to a decrease in net sales of in-cabin connectivity products into the general aviation market as orders continue to fluctuate due to changes in the airline’s rollout schedule of connectivity, and from fewer funded engineering projects in the first six months of 2011 as compared with the same period in 2010, partially offset by higher net sales of high-speed-data aeronautical products as compared with the same period in 2010.

Product net sales increased by 6.1% to $146.6 million in the six months ended July 2, 2011 as compared with the same period in 2010. Each of our four segments contributed to the $8.5 million increase in product net sales in the six months ended July 2, 2011 with the most significant increases contributed by our LXE segment. LXE’s product shipments reached an all-time high for the first six-month period in 2011 reflecting growth in net sales in the Americas, International and OEM markets. Service net sales decreased by 11.4% to $29.5 million in the six months ending July 2, 2011 compared with the same period in 2010 mainly due to certain significant design and development projects at D&S that were included in net sales in the six months ended July 3, 2010 but have since concluded and were not included in its net sales in the six months ended July 2, 2011, higher discounts on service contracts as a result of competitive pricing pressures mainly in the international market, and a lower volume of funded engineering projects at Aviation in 2011.
Overall cost of sales as a percentage of consolidated net sales was higher in the six months ended July 2, 2011 compared with the same period in 2010 due to higher cost-of-sales percentages reported by each of our four reportable operating segments. Product cost of sales and service cost of sales, as a percentage of their respective net sales, were higher in the six months ended July 2, 2011 compared with the same period in 2010. Our product cost-of-sales percentage was higher mainly due to a less favorable product mix and lower labor utilization rates at D&S, and a less favorable product mix, an increase in contract costs on certain development programs, and an unfavorable effect of changes in foreign currency exchange rates that affected our reported international costs at Aviation in 2011. Our service cost-of-sales percentage was higher primarily as a result of higher discounts on service contracts, and higher labor costs at LXE in 2011, partially offset by a lower proportion of service revenues generated from our D&S segment, which has a higher service cost-of-sales percentage than our other three reportable operating segments.
Selling, general and administrative expenses as a percentage of consolidated net sales increased for the six months ended July 2, 2011 compared with same period in 2010. Actual expenses increased by $1.7 million in 2011 mainly from higher commissions and other selling expenses resulting from the growth in net sales at LXE, an increase in marketing expenses related to new product introductions in the second quarter of 2011 at LXE and Aviation, unfavorable effect of foreign currency exchange rates on LXE and Aviation’s international expenses, and higher depreciation expense related to the upgrade of LXE’s enterprise reporting system in 2011.
Research and development expenses were $2.5 million higher in the six months ended July 2, 2011 than in the comparable period of 2010 mainly due to additional expenses related to the development of new products as well as the unfavorable effect of changes in foreign currency exchange rates on our Canadian expenses.
Proxy contest and merger related costs included charges of $6.8 million in the first six months of 2011. These costs were primarily for professional fees related to the proxy contest initiated by one of our shareholders, professional fees related to the review of various acquisition alternatives and transaction costs related to the proposed merger with Honeywell. These costs also included $0.8 million of compensation expense related to an increase in the fair value of phantom stock awards granted the Company’s Directors. We anticipate additional professional fees and transaction costs related to the merger in the third quarter of 2011.
We recognized income tax benefit of 0.8 million in the six months ended July 2, 2011, equal to 16% of the loss before income taxes, and income tax expense of $1.5 million in the six months ended July 3, 2010, equal to 25% of earnings before income taxes. The Company’s effective income tax rate is generally less than the amounts computed by applying the U.S. federal income tax rate of 34% due to a portion of earnings being earned in Canada, where the Company’s effective rate is much lower than the rate in the U.S. due to research-related tax benefits. The rate of the benefit in 2011 is less than U.S. statutory rate since tax benefits for certain loss jurisdictions have not been recognized and certain merger-related costs may not be deductible for income tax purposes. The rate in 2010 is higher than it otherwise would have been since tax benefits for certain loss jurisdictions had not been recognized and the estimated rate used for U.S. taxable income was higher in 2010 since certain key provisions of the U.S. tax law, including the research and development credit, had not been extended to be in effect for tax year 2010 until the fourth quarter of 2010.

Segment Analysis
Our segment net sales, cost of sales as a percentage of respective segment net sales, and segment operating income (loss) and Adjusted EBITDA were as follows (in thousands, except percentages):

					Percentage
	Three Months Ended		Six Months Ended		Increase (Decrease)
	July 2	July 3	July 2	July 3	Three	Six
	2011	2010	2011	2010	Months	Months

Net sales:
LXE	$37,801	36,365	74,020	66,938	3.9%	10.6
Global Tracking	11,736	10,526	21,644	20,386	11.5	6.2
Less intercompany sales	(186)	(510)	(358)	(761)

Global Tracking external sales	11,550	10,016	21,286	19,625
Aviation	25,947	25,338	50,957	51,524	2.4	(1.1)
Defense & Space	15,741	16,758	29,813	33,292	(6.1)	(10.4)

Total	$91,039	88,477	176,076	171,379	2.9	2.7

Cost of sales percentage:
LXE	62.4%	59.7	61.6	59.1	2.7	2.5
Global Tracking	49.1	51.1	52.0	51.8	(2.0)	0.2
Aviation	73.1	62.7	69.0	65.0	10.4	4.0
Defense & Space	79.5	74.5	77.9	76.0	5.0	1.9
Total	67.3	63.4	65.2	63.9	3.9	1.3

Operating (loss) income:
LXE	$113	2,077	1,798	2,969	(94.6)	(39.4)
Global Tracking	1,190	684	1,395	838	74.0	66.5
Aviation	(2,867)	1,816	(2,042)	2,125	(2)	(2)
Defense & Space	292	1,694	724	2,612	(82.8)	(72.3)
Corporate & Other	(5,958)	(1,097)	(5,536)	(1,445)	(2)	283.1

Total	$(7,230)	5,174	(3,661)	7,099	(239.7)	(151.6)

Adjusted EBITDA (1)
LXE	$1,398	3,076	4,112	4,783	(54.6)	(14.0)
Global Tracking	2,165	1,808	3,275	2,762	19.7	18.6
Aviation	(810)	3,713	1,959	5,872	(121.8)	(66.6)
Defense & Space	1,186	2,616	2,474	4,447	(54.7)	(44.4)
Corporate & Other	490	(84)	2,145	718	(2)	198.7

Total	$4,429	11,129	13,965	18,582	(60.2)	(24.8)

(1)	Adjusted EBITDA is a financial measure that is not defined within generally accepted accounting principles (“GAAP”). See section entitled “Adjusted EBITDA” for an explanation of this measure and a reconciliation of the measure to net earnings (loss).

(2)	The percentage change is not calculable or not meaningful.
LXE: Net sales for LXE reached an all-time high for second quarter and first six months sales in the three and six months ended July 2, 2011. Net sales improved by $1.4 million and $7.1 million in the second quarter and first six months of 2011, respectively, as compared with the same periods in 2010. Net sales increased in the International market and to OEMs in both the second quarter and first six months of 2011, as compared with the same periods in 2010. Net sales to the Americas market were lower in the second quarter of 2011, and increased in the first six months of 2011 as compared with the same periods in 2010 mainly due to the timing of shipments in those periods. The improvement in net sales in both the second quarter and first six months of 2011 was mainly due to a higher volume of terminal shipments reflecting the continued improvement in the overall market in 2011, the continued success of LXE’s marketing strategy to extend its market reach through channel partners and distributors, and the strong demand for rugged handheld computer products which has continued to gain acceptance in the OEM market. The improvement in net sales was also due to the favorable effects of foreign currency translation on net sales due to the weaker U.S. dollar relative to foreign currencies in the second quarter and first six months of 2011 as compared with the same periods in 2010.

Cost of sales as a percentage of net sales was higher in the second quarter and first six months of 2011 as compared with the same periods of 2010 mainly due to a higher cost-of-sales percentage related to LXE’s service revenue in 2011. The increase in LXE’s service cost-of-sales percentage was mainly due to higher discounts on service contracts as a result of competitive pricing pressures mainly in the international market, and higher labor costs for additional resources needed in the second quarter of 2011 to address the repair order backlog that resulted during the upgrade of LXE’s enterprise reporting system in the first quarter of 2011.
LXE generated operating income of $0.1 million in the second quarter of 2011 as compared with $2.1 million in the second quarter of 2010. This decrease in operating income of $2.0 million was mainly a result of a lower margin contribution generated from a less favorable cost-of-sales percentage, higher commissions and other selling expenses as a result of the higher net sales, an increase in marketing expenses related to LXE’s new products introductions, the ThorTM vehicle-mount computer and the MarathonTM field computer, in the second quarter of 2011, and higher depreciation expense related to the upgrade of LXE’s enterprise reporting system in 2011. Operating income as a percentage of net sales was 0.3% and 5.7% in the second quarter of 2011 and 2010, respectively, and was 2.4% and 4.4% in the first six months of 2011 and 2010, respectively.
Adjusted EBITDA decreased by $1.7 million and $0.7 million in the second quarter and first six months of 2011, respectively, as compared with the second quarter and first six months of 2010, respectively, mainly due to a decrease in operating income in 2011. The decrease in Adjusted EBITDA was partially offset by a favorable change in foreign currency gains and losses for the second quarter and first six months of 2011 as compared with the same periods in 2010.
Global Tracking: Net sales increased by $1.2 million and $1.3 million in the second quarter and first six months of 2011, respectively, as compared with the same periods in 2010. The increase in net sales was primarily a result of higher shipments of our tracking products mainly to the security market in the second quarter and first six months of 2011 as compared with the same periods in 2010, reflecting the continued strong demand for tracking and monitoring products in that market and an increase in service revenue from support contracts generated by emergency management projects in both periods. These increases in net sales were partially offset by lower product revenues generated from emergency management projects. Airtime revenues were comparable in the second quarter of 2011 and the second quarter of 2010. Airtime revenues increased in the first six months of 2011 as compared with the same period in 2010, mainly due an increase in the average revenue generated per terminal in 2011.
Cost of sales as a percentage of net sales was lower for the second quarter of 2011 as compared with the second quarter of 2010 primarily due to a more favorable product mix. Cost of sales as a percentage of net sales was relatively unchanged for the first six months of 2011 as compared with the first six months of 2010.
Operating income increased by $0.5 million and $0.6 million in the second quarter and first six months of 2011, respectively, as compared with the same periods in 2010, primarily as a result of higher net sales, and lower selling, general and administrative expense in 2011, partially offset by an increase in development expenses. Operating income also increased in the first six months of 2011 due to a higher contribution margin from the lower cost-of-sales percentage in 2011. The lower selling, general and administrative expense was mainly due to lower administrative costs allocated to the Global Tracking segment related to the Ottawa operation that is shared with the Aviation segment. The increase in development expenses was mainly for design and development efforts to enable existing tracking products to be compatible with other satellite platforms, and for the development of Global Tracking’s latest operations control console, the OCC-600, for emergency management applications. Operating income as a percentage of net sales was 10.1% and 6.5% in the second quarter of 2011 and 2010, respectively, and was 6.4% and 4.1% in the first six months of 2011 and 2010, respectively.

Adjusted EBITDA increased by $0.4 million and $0.5 million in the second quarter and first six months of 2011, respectively, as compared with the second quarter and first six months of 2010, respectively, mainly due to an increase in operating income in 2011. The increase in Adjusted EBITDA in both the second quarter and first six months of 2011 was partially offset by an unfavorable change in foreign currency gains and losses in 2011.
Aviation: Net sales increased by $0.6 million in the second quarter of 2011 as compared with the second quarter of 2010, and decreased by $0.6 million in first six months of 2011 as compared with the first six months of 2010. Net sales were higher in the second quarter and first six months of 2011 from high-speed-data aeronautical products mainly to OEM partners as compared with the same periods in 2010. These higher net sales were partially offset in the second quarter of 2011, and fully offset in the first six months of 2011, due to lower net sales of in-cabin connectivity products into the general aviation market as orders continue to fluctuate due to changes in the airline’s rollout schedule of connectivity, and from fewer funded engineering projects in both the second quarter and first six months of 2011 as compared with the same periods in 2010.
Cost of sales as a percentage of net sales was higher in the second quarter and first six months of 2011 as compared with the second quarter and first six months of 2010 mainly due to a less favorable product mix, an increase in contract costs on certain development programs, and an unfavorable effect of changes in foreign currency exchange rates that affected our reported international costs in 2011.
Operating income decreased by $4.7 million and $4.2 million in the second quarter and first six months of 2011 as compared with the same periods in 2010, respectively. The decrease in operating income was primarily as a result of a lower margin contribution from the unfavorable changes in the cost-of-sales percentage, and an increase in selling, general and administrative costs and higher research development expenses. The decrease in operating income in the first six months of 2011 was also due to lower net sales generated in the first six months of 2011. The increase in selling, general and administrative costs and higher research and development expenses was mainly related to Aviation’s new product introductions in the second quarter of 2011, including the Aspire line of satellite communication equipment and the portable Airmail solutions. In addition, operating costs increased in 2011 as a result of an unfavorable effect of foreign currency exchange rates, lower administrative costs allocated to the Global Tracking segment related to the Ottawa operation that is shared with the Global Tracking segment. Operating results as a percentage of net sales was a negative 11.0% and a positive 7.2% in the second quarter of 2011 and 2010, respectively, and was a negative 4.0% and a positive 4.1% in the first six months of 2011 and 2010, respectively.
Adjusted EBITDA decreased by $4.5 million and $3.9 million in the second quarter and first six months of 2011, respectively, as compared with the second quarter and first six months of 2010, respectively, mainly due to a decrease in operating income in 2011, partially offset by lower amortization in 2011. The decrease in Adjusted EBITDA was also impacted by an unfavorable change in foreign currency gains and losses in the second quarter of 2011 as compared with the second quarter of 2010. But, the decrease in Adjusted EBITDA for the first six months of 2011 was partially offset by a favorable change in foreign currency gains and losses as compared with the same period of 2010.
Defense & Space: Net sales were lower by $1.0 million and $3.5 million in the second quarter and first six months of 2011 as compared with the same periods of 2010 mainly due to a decrease in activity on certain development programs that were completed at the end of 2010, and lower labor utilization rates resulting from a decrease in the number of programs available for near-term efforts. These decreases were partially offset by an increase in activity on a significant commercial program to provide antenna products for airborne internet and cell phone service and on a space program to provide component parts for the Iridium NEXT constellation in the second quarter of 2011. Net sales were also lower in the first six months of 2011 as compared with the same period in 2010 due to an unfavorable impact of severe weather that resulted in fewer working days in D&S’s Atlanta facility in the first quarter of 2011. However, net sales were higher in the second quarter of 2011 by $1.7 million as compared with the first quarter of 2011 due to an acceleration in scheduled production activity for certain programs to utilize excess short-term capacity. Order backlog of long-term development and production contracts increased by $3.0 million from December 31, 2010 to $76.1 million as of July 2, 2011. Other than a significant order for component parts for the Iridium NEXT constellation, orders have been lower than expected during 2011. The low order volume and a less favorable contract mix is expected to cause operating profits to be lower for D&S at least through the remainder of 2011 as compared with 2010.

Cost of sales as a percentage of net sales for second quarter and first six months of 2011 was higher as compared with the same periods in 2010 mainly due to lower labor utilization rates and a less favorable contract mix in 2011.
Operating income was lower by $1.4 million and $1.9 million in the second quarter and first six months of 2011, respectively, as compared with the same periods in 2010. The lower operating income was primarily due to the decrease in net sales generated in the second quarter and first six months of 2011, and the less favorable cost-of-sales percentage in those periods. Operating income was also lower due to increased sales commissions mainly due to higher commission fees related to the order for component parts for the Iridium NEXT constellation, and higher research and development costs to expand its technology base. Operating income as a percentage of net sales was 1.9% and 10.1% in the second quarter of 2011 and 2010, respectively, and was 2.4% and 7.8% in the first six months of 2011 and 2010, respectively.
Adjusted EBITDA decreased by $1.4 million and $2.0 million in the second quarter and first six months of 2011, respectively, as compared with the second quarter and first six months of 2010, respectively, mainly due to a decrease in operating income in 2011.
Supplemental Information
In February 2011, we formed EMS Global Resource Management, which is a combination of the LXE and Global Tracking segments. We also have begun the alignment of Aviation and D&S as the AeroConnectivity group. We have included the net sales, cost-of-sales (as a percentage of respective market net sales), operating income (loss) and Adjusted EBITDA for the three and six months ended July 2, 2011 and July 3, 2010 for these groups as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	July 2	July 3	July 2	July 3
	2011	2010	2011	2010

Net sales:
LXE	$37,801	36,365	74,020	66,938
Global Tracking	11,550	10,016	21,286	19,625

Global Resource Management	49,351	46,381	95,306	86,563

Aviation	25,947	25,338	50,957	51,524
Defense & Space	15,741	16,758	29,813	33,292

AeroConnectivity	41,688	42,096	80,770	84,816

Total	$91,039	88,477	176,076	171,379

Cost of sales percentage:
LXE	62.4%	59.7	61.6	59.1
Global Tracking	49.1	51.1	52.0	51.8
Global Resource Management	59.2	57.8	59.4	57.4

Aviation	73.1	62.7	69.0	65.0
Defense & Space	79.5	74.5	77.9	76.0
AeroConnectivity	75.5	67.4	72.3	69.3
Total	67.3	63.4	65.2	63.9

	Three Months Ended		Six Months Ended
	July 2	July 3	July 2	July 3
	2011	2010	2011	2010

Operating income (loss):
LXE	$113	2,077	1,798	2,969
Global Tracking	1,190	684	1,395	838

Global Resource Management	1,303	2,761	3,193	3,807

Aviation	(2,867)	1,816	(2,042)	2,125
Defense & Space	292	1,694	724	2,612

AeroConnectivity	(2,575)	3,510	(1,318)	4,737
Corporate & Other	(5,958)	(1,097)	(5,536)	(1,445)

Total	$(7,230)	5,174	(3,661)	7,099

Adjusted EBITDA
LXE	$1,398	3,076	4,112	4,783
Global Tracking	2,165	1,808	3,275	2,762

Global Resource Management	3,563	4,884	7,387	7,545

Aviation	(810)	3,713	1,959	5,872
Defense & Space	1,186	2,616	2,474	4,447

AeroConnectivity	376	6,329	4,433	10,319
Corporate & Other	490	(84)	2,145	718

Total	$4,429	11,129	13,965	18,582

Adjusted EBITDA (a non-GAAP financial measure)
In addition to traditional financial measures determined in accordance with GAAP, we also measure our performance based on the non-GAAP financial measure of earnings before interest expense, income taxes, depreciation and amortization, and before stock-based compensation, impairment loss on goodwill and related charges, acquisition-related items and proxy contest costs (“Adjusted EBITDA”). The following table is a reconciliation of net earnings (which is the most directly comparable GAAP operating performance measure) and earnings (loss) before income taxes by segment to Adjusted EBITDA for the three and six months ended July 2, 2011 and July 3, 2010 (in thousands):

		Global			Corp &
	LXE	Tracking	Aviation	D&S	Other	Total
Three Months Ended July 2, 2011
Net loss						$(6,444)
Income tax benefit						(1,337)

Earnings (loss) before income taxes	$169	1,184	(2,943)	292	(6,483)	(7,781)
Interest expense	36	—	—	—	521	557
Depreciation and amortization	1,073	934	1,974	751	293	5,025
Stock-based compensation	75	25	93	88	233	514
Proxy contest costs	45	22	66	55	5,926	6,114

Adjusted EBITDA	$1,398	2,165	(810)	1,186	490	$4,429

		Global			Corp &
	LXE	Tracking	Aviation	D&S	Other	Total
Six Months Ended July 2, 2011
Net loss						$(4,050)
Income tax benefit						(742)

Earnings (loss) before income taxes	$1,826	1,343	(2,141)	724	(6,544)	(4,792)
Interest expense	60	—	3	—	1,007	1,070
Depreciation and amortization	2,032	1,861	3,852	1,524	592	9,861
Stock-based compensation	149	49	179	171	444	992
Proxy contest costs	45	22	66	55	6,646	6,834

Adjusted EBITDA	$4,112	3,275	1,959	2,474	2,145	$13,965

Three Months Ended July 3, 2010
Net earnings						$3,868
Income tax expense						1,109

Earnings (loss) before income taxes	$2,050	888	1,877	1,694	(1,532)	4,977
Interest expense	1	1	4	—	536	542
Depreciation and amortization	951	899	1,752	865	312	4,779
Stock-based compensation	74	20	80	57	254	485
Acquisition-related items	—	—	—	—	346	346

Adjusted EBITDA	$3,076	1,808	3,713	2,616	(84)	$11,129

Six Months Ended July 3, 2010
Net earnings						$4,459
Income tax expense						1,453

Earnings (loss) before income taxes	$2,833	934	1,805	2,616	(2,276)	5,912
Interest expense	18	1	4	—	996	1,019
Depreciation and amortization	1,789	1,793	3,920	1,710	607	9,819
Impairment loss on goodwill related charges	—	—	—	—	384	384
Stock-based compensation	143	34	143	121	444	885
Acquisition-related items	—	—	—	—	563	563

Adjusted EBITDA	$4,783	2,762	5,872	4,447	718	$18,582

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

Backlog
Backlog is very important for our D&S segment due to the long delivery cycles for its projects. Many customers of our LXE segment typically require short delivery cycles. As a result, LXE usually converts orders into revenues within a few weeks, and it generally does not build up an order backlog that extends substantially beyond one fiscal quarter except for annual or multi-year maintenance service agreements. Our Aviation and Global Tracking businesses have projects with both short delivery cycles and delivery cycles that extend beyond the next twelve months. Our segment backlog as of July 2, 2011 and December 31, 2010 was as follows (in thousands):

	July 2	December 31
	2011	2010
LXE	$23,985	29,106
Global Tracking	16,490	15,449
Aviation	44,376	38,049
Defense & Space	76,112	73,058

Total	$160,963	155,662

Included in the backlog of firm orders for our D&S segment was approximately $2.9 million and $4.0 million of unfunded orders, mainly for military contracts, as of July 2, 2011, and December 31, 2010, respectively. Of the orders in backlog as of July 2, 2011, the following are expected to be filled in the following twelve months: Aviation — 85%; LXE — 60%; D&S — 55%; and Global Tracking — 85%.
Liquidity and Capital Resources
During the six months ended July 2, 2011, net cash and cash equivalents increased by $16.9 million mainly due to a $13.5 million increase in borrowings, $5.2 million of cash provided by operating activities, and $2.7 million of cash from the exercise of stock options, partially offset by $5.7 million of cash used for capital expenditures during the six months ended July 2, 2011. Operating activities contributed $5.2 million in positive cash flow primarily from earnings generated by Global Tracking, D&S, and LXE, an increase in payables due to the timing of supplier payments, and a decrease in receivables primarily from strong collections at D&S and Aviation. This was partially offset by incentive compensation payments, and an increase in inventory balances mainly at LXE and Aviation in the six months ended July 2, 2011 mainly to meet material requirements anticipated for the third quarter of 2011.
In the first six months of 2011, we have incurred approximately $6.8 million of costs primarily related to the proxy contest initiated by one of our shareholders, review of strategic alternatives and the merger transaction with Honeywell of which $2.0 million was paid in the first six months of 2011. We anticipate additional professional fees and transaction costs related to the merger in the third quarter of 2011.
Of the $72.8 million of cash as of July 2, 2011, $71.5 million is held by subsidiaries outside of the U.S. These undistributed earnings are considered to be permanently reinvested and are not available for use in the U.S. We do not intend to repatriate such holdings to the U.S.; however, if we did, some portion of any such repatriated holdings would be subject to income tax in the U.S.
During the first six months of 2010, net cash and cash equivalents decreased by $2.4 million to $44.8 million as of July 3, 2010. The $7.4 million of positive cash flow contributed by operating activities excluding the portion of the payment for the contingent consideration agreement, and the additional $12.0 million of borrowings from our revolving credit facility was offset by an $8.6 million payment for the final award related to claims made by the purchaser of our former EMS Wireless division, a $7.2 million payment for the contingent consideration agreement related to one of the acquisitions completed in 2009, and $3.8 million of capital expenditures.
Operating activities contributed $6.7 million in positive cash flows in the first six months of 2010. We reported net earnings for the period of $4.5 million and the level of noncash charges, primarily for depreciation and amortization, exceeded increases in working capital. The growth in our business in the second quarter of 2010 resulted in increases in receivables from customers and inventories.
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

As of July 2, 2011, we had $34.5 million of borrowings outstanding, $2.9 million of outstanding letters of credit, and $37.6 million available borrowing capacity under the revolving credit facility. As of July 2, 2011, we were in compliance with all the covenants under the credit agreement.
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
Off-Balance Sheet Arrangements
We have $2.9 million of standby letters of credit outstanding under our revolving credit facility to satisfy performance guarantee requirements under certain customer contracts. While these obligations are not normally called, they could be called by the beneficiaries at any time before the expiration date, if we failed to meet certain contractual requirements. After deducting the outstanding letters of credit, as of July 2, 2011 we had $24.7 million available for borrowing in the U.S. and $12.9 million available for borrowing in Canada under the revolving credit facility.
Commitments and Contractual Obligations
As of July 2, 2011, our material contractual cash commitments and material other commercial commitments have not changed significantly from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2010.
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
In the six months ended July 2, 2011, the Company adopted ASU 2009-13, Revenue Recognition — Multiple-Deliverable Revenue Arrangements, and ASU 2009-14, Software — Certain Revenue Arrangements That Include Software Elements. Refer to Note 1 to the consolidated financial statements in this Quarterly Report on Form 10-Q for a description of these updates. The effect of adoption was not material to the consolidated financial statements for the three and six months ended July 2, 2011. We do not currently anticipate that the adoption will have a material effect on the consolidated financial statements for the year ending December 31, 2011, since historically we have not had significant aggregate deferrals of revenue related to multiple-element arrangements for which revenue would be recognized earlier under the new ASUs. However, the actual effect on the consolidated financial statements will depend on the specific types of multiple-element arrangements into which we enter in the future and the terms and conditions contained therein. There have been no other significant changes in our critical accounting policies since the end of 2010.

Risk Factors and Forward-Looking Statements
The Company has included forward-looking statements in management’s discussion and analysis of financial condition and results of operations. All statements, other than statements of historical fact, included in this report that address activities, events or developments that we expect or anticipate will or may occur in the future, or that necessarily depend upon future events, including such matters as our expectations with respect to future financial performance, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments, potential business combinations, and the growth of our businesses and operations, are forward-looking statements. Actual results could differ materially from those suggested in any forward-looking statements as a result of a variety of factors. Such factors include, but are not limited to:
•	failure to consummate the proposed merger of the Company with Honeywell;
•	the time required of our management and employees, the general disruption to our operations, and additional cost due to the proposed merger transaction with Honeywell;
•	economic conditions in the U.S. and abroad and their effect on capital spending in our principal markets;
•	difficulty predicting the timing of receipt of major customer orders, and the effect of customer timing decisions on our results;
•	our successful completion of technological development programs and the effects of technology that may be developed by, and patent rights that may be held or obtained by, competitors;
•	U.S. defense budget pressures on near-term spending priorities;
•	uncertainties inherent in the process of converting contract awards into firm contractual orders in the future;
•	volatility of foreign currency exchange rates relative to the U.S. dollar and their effect on purchasing power by international customers, and on the cost structure of our operations outside the U.S., as well as the potential for realizing foreign exchange gains and losses associated with assets or liabilities denominated in foreign currencies;
•	successful resolution of technical problems, proposed scope changes, or proposed funding changes that may be encountered on contracts;
•	changes in our consolidated effective income tax rate caused by the extent to which actual taxable earnings in the U.S., Canada and other taxing jurisdictions may vary from expected taxable earnings, and the extent to which deferred tax assets are considered realizable;
•	successful transition of products from development stages to an efficient manufacturing environment;
•	changes in the rate at which our products are returned for repair or replacement under warranty;
•	customer response to new products and services, and general conditions in our target markets (such as logistics, and space-based communications), and whether these responses and conditions develop according to our expectations;
•	the increased potential for asset impairment charges as unfavorable economic or financial market conditions or other developments might affect the estimated fair value of one or more of our business units;
•	the success of certain of our customers in marketing our line of high-speed commercial airline communications products as a complementary offering with their own lines of avionics products;
•	the continued availability of financing for various mobile and high-speed data communications systems;

•	risk that changes in the credit markets may make it more difficult for some customers to obtain financing and adversely affect their ability to pay, which in turn could have an adverse impact on our business, operating results, and financial condition;
•	development of successful working relationships with local business and government personnel in connection with the distribution and manufacture of products in foreign countries;
•	the demand growth for various mobile and high-speed data communications services;
•	our ability to attract and retain qualified senior management and other personnel, particularly those with key technical skills;
•	our ability to effectively integrate our acquired businesses, products or technologies into our existing businesses and products, and the risk that any such acquired businesses, products or technologies do not perform as expected, are subject to undisclosed or unanticipated liabilities, or are otherwise dilutive to our earnings;
•	the potential effects, on cash and results of discontinued operations, of final resolution of potential liabilities under warranties and representations that we made, and obligations assumed by purchasers, in connection with our dispositions of discontinued operations;
•	the availability, capabilities and performance of suppliers of basic materials, electronic components and sophisticated subsystems on which we must rely in order to perform according to contract requirements, or to introduce new products on the desired schedule;
•	uncertainties associated with U.S. export controls and the export license process, which restrict our ability to hold technical discussions with customers, suppliers and internal engineering resources and can reduce our ability to obtain sales from customers outside the U.S. or to perform contracts with the desired level of efficiency or profitability; and
•	our ability to maintain compliance with the requirements of the Federal Aviation Administration and the Federal Communications Commission, and with other government regulations affecting our products and their production, service and functioning.
Further information concerning relevant factors and risks are identified under the caption “Risk Factors” in Part II Item 1A. of this Quarterly Report on Form 10-Q, and in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
As of July 2, 2011, we had the following market-risk sensitive instruments (in thousands):

Money market funds with interest payable monthly at variable rates and interest-bearing time deposits with interest payable upon maturity (a weighted-average rate of 1.1% at July 2, 2011)	$30,318

Revolving credit agreement with U.S. and Canadian banks, maturing in February 2013, interest payable quarterly at a variable rate (4.00% at July 2, 2011)	34,500
A 100 basis-point change in the interest rates of our market-risk sensitive instruments would have changed interest income by approximately $78,000 for the three months ended July 2, 2011 based upon their respective average outstanding balances.
Our revolving credit agreement includes variable interest rates based on the lead bank’s prime rate or the then-published LIBOR for the applicable borrowing period. As of July 2, 2011, we had approximately $34.5 million of borrowings outstanding in the U.S., and no borrowings outstanding in Canada under our revolving credit agreement. A 100 basis-point change in the interest rate on our revolving credit agreement would have changed interest expense by approximately $74,000 for the three months ended July 2, 2011 based upon the average outstanding borrowings under these obligations.
As of July 2, 2011, we also had intercompany accounts that eliminate in consolidation but that are considered market-risk sensitive instruments because they are denominated in a currency other than the local functional currency. These include short-term amounts due to the parent (payable by international subsidiaries arising from purchase of the parent’s products for sale), intercompany sales of products from foreign subsidiaries to a U.S. subsidiary, and cash advances to foreign subsidiaries as follows:

		Exchange Rate	Receivable /
		Functional	(Payable)
		Currency per	USD
Currency	Functional	Denominated	Equivalent
Denomination	Currency	Currency	(in thousands)

AUD	CAD	1.0348	$4,677
USD	CAD	0.9585	(2,211)
USD	EUR	0.6884	(1,136)
USD	SEK	6.2634	(397)
Other currencies			(388)

			$545

We had accounts receivable and accounts payable balances denominated in currencies other than the functional currency of the local entity at July 2, 2011 as follows:

		Exchange Rate
		Functional
		Currency per	USD
Currency	Functional	Denominated	Equivalent
Denomination	Currency	Currency	(in thousands)
Accounts Receivable
USD	CAD	0.9585	$16,525
USD	SEK	6.2972	531
USD	EUR	0.6884	458
GBP	EUR	1.1062	444
Other currencies			1,066

			$19,024

Accounts Payable
USD	CAD	0.9585	$2,341
Other currencies			262

			$2,603

We also had cash accounts denominated in currencies other than the functional currency of the local entity at July 2, 2011 as follows:

		Exchange Rate
		Functional
		Currency per	USD
Currency	Functional	Denominated	Equivalent
Denomination	Currency	Currency	(in thousands)

GBP	USD	1.6075	$1,281
GBP	CAD	1.5493	931
EUR	GBP	0.9040	799
USD	SEK	6.2634	682
USD	CAD	0.9585	657
Other currencies			1,090

			$5,440

We enter into foreign currency forward contracts in order to mitigate the risks associated with currency fluctuations on future fair values of foreign denominated assets and liabilities. At July 2, 2011, we had forward contracts as follows (in thousands, except average contract rate):

			Average	Fair
	Notional		Contract	Value
	Amount		Rate	(USD)
Foreign currency forward contracts:
U.S. dollars (sell for Canadian dollars)	12,300	USD	0.9611	$(17)
British pounds (sell for Canadian dollars)	150	GBP	1.5791	(1)
Euros (sell for U.S. dollars)	300	EUR	1.4311	(6)

				$(24)

Item 4.	Controls and Procedures
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
The CEO and CFO have evaluated the Company’s disclosure controls and procedures as of the end of the period covered in this report. Based upon this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of July 2, 2011.
(b) Changes in Internal Control Over Financial Reporting
During the second quarter of 2011, there were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a — 15(f) under the Exchange Act).

PART II
OTHER INFORMATION

Item 1A.	Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, carefully consider the factors discussed in Part I, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, and this Quarterly Report on Form 10-Q, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, financial condition and/or operating results. In addition to the risks and uncertainties described within this Quarterly Report, we believe our business and results of operations are subject to the following risks:
The merger transaction with Honeywell may not be completed. If the merger is not completed, our stock price, future business and results of operations could be materially adversely affected.
On June 13, 2011, the Company entered into an agreement and plan of merger (the “Merger”), with Honeywell International Inc. (“Honeywell”), a Delaware corporation, and Egret Acquisition Corp., a Georgia corporation and a wholly-owned subsidiary of Honeywell (“Purchaser”). Under the terms of the Merger Agreement, Purchaser commenced a tender offer (the “Offer”) on June 27, 2011 to purchase all of the issued and outstanding shares of common stock, $0.10 par value, of EMS for $33.00 per share in cash. Refer to Note 2 in the Company’s consolidated financial statements in this Quarterly Report for additional information on the proposed merger transaction with Honeywell. The Merger has been approved by the Boards of Directors of both companies. The completion of the Merger is subject to obtaining approval of regulatory authorities including the Federal Communications Commission. The merger agreement is subject to customary closing conditions and is expected to close in the third quarter of 2011. If any of these conditions are not satisfied or waived, the Merger may not be completed and we will remain liable for considerable related expenses that we have incurred. In addition, the future direction of the Company may be perceived as uncertain, which may result in the loss of potential business opportunities and, to the extent that the current market price reflects an assumption that the Merger will be completed, our stock price may be adversely affected.
The time required of our management and employees, the general disruption to our operations, and additional cost due to the proposed merger transaction with Honeywell could adversely affect our business and results of operations.
While the Merger is pending, a substantial amount of the attention of management and employees is being directed toward the completion of the Merger and therefore, may be diverted from day-to-day operations which could adversely affect our relationship with customers, suppliers, and other strategic partners and negatively impact our revenues and earnings. In addition, current and prospective employees may be uncertain about their future roles following the completion of the Merger, which could impair our ability to attract prospective employees and retain and motivate current employees. Further, significant additional costs may be incurred for professional fees, including legal fees for any related litigation that has been or may be filed, and other fees related to the merger transaction. The impact of these factors could adversely affect our business and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the Company’s purchases of its common shares for the three months ended July 2, 2011:
ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum Number
			(c) Total Number	(or Approximate
			of Shares	Dollar Value) of
			Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased
	(a) Total Number	(b) Average	Announced	Under the Plans or
	of Shares	Price Paid	Plans or	Programs (3)
Period	Purchased (1)	Per Share	Program (2)	(in millions)
Period 4 2011 (April 3 to April 30)	—	—	—
Period 5 2011 (May 1 to May 28)	2,050	$25.54	—
Period 6 2011 (May 29 to July 2)	—	—	—

Total	2,050	$25.54	—	—

(1)	The category represents 2,050 shares delivered to us by employees to pay withholding taxes due upon vesting of restricted share awards.

(2)	During the period covered by this Quarterly Report on Form 10-Q, no shares were repurchased under the Company’s $20 million repurchase program (the Program) which was initially announced on July 30, 2008. Further repurchases are no longer permitted under the terms of the Company’s principal credit agreements.

Item 6.	Exhibits
The following exhibits are filed as part of this report:

2.1
Agreement and Plan of Merger, dated June 13, 2011, by and among EMS Technologies, Inc., Honeywell International Inc., and Egret Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K filed with the SEC by the Company on June 13, 2011).

3.1
Second Amended and Restated Articles of Incorporation of EMS Technologies, Inc., effective March 22, 1999 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2009).

3.2	Bylaws of EMS Technologies, Inc. as amended through November 5, 2010 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2010).

3.3	EMS Technologies, Inc. Shareholder Rights Plan (incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-A/A dated January 7, 2011).

3.4
Amendment No. 1 to Amended and Restated Shareholder Rights Plan, dated as of June 12, 2011 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 13, 2011).

10.1	Amendment, dated June 12, 2011, to the Employee Performance Bonus Plan (incorporate by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 16, 2011).

10.2
Amendments, dated June 12, 2011, to the 1997 Stock Incentive Plan, 2000 Stock Incentive Plan and 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 16, 2011).

10.3	Amendment, dated June 12, 2011, to the Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 16, 2011).

10.4
Amended and Restated Executive Protection Agreement between the Company and Neilson A. Mackay, dated June 12, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 16, 2011).

10.5
Amended and Restated Executive Protection Agreement between the Company and Gary B. Shell, dated June 23, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 27, 2011).

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

EMS TECHNOLOGIES, INC.

By:	/s/ Neilson A. Mackay	Date: August 11, 2011

Neilson A. Mackay
President, and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gary B. Shell	Date: August 11, 2011

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