Form 10-Q/A
period 2011-07-02
EMS TECHNOLOGIES INC
filed 2011-08-18
CIK 32198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
Amendment No. 1

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

Item 6. Exhibits
SIGNATURES
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

EXPLANATORY NOTE
This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of EMS Technologies, Inc. (the “Company”) for the quarter ended July 2, 2011 that was originally filed with the U.S. Securities and Exchange Commission on August 11, 2011 (the “Original Filing”). The Amendment is being filed to submit Exhibit 101. The Amendment revises the exhibit index included in Part II, Item 6 of the Original Filing and includes Exhibit 101 (XBRL interactive data) as an exhibit to the Amendment.
Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. Those sections of the Original Filing that are unaffected by the Amendment are not included herein. The Amendment continues to speak as of the date of the Original Filing. Furthermore, the Amendment does not reflect events occurring after the dates of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the Original Filing.

Item 6. Exhibits
The following exhibits are filed as part of this report:
101.INS XBRL Instance Document. **
101.SCH XBRL Taxonomy Extension Schema Document. **
101.CAL XBRL Taxonomy Extension Calculation Document. **
101.LAB XBRL Taxonomy Extension Label Document. **
101.PRE XBRL Taxonomy Extension Presentation Document. **

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under these sections.

2

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMS TECHNOLOGIES, INC.

By:	/s/ Neilson A. Mackay	Date: August 18, 2011

Neilson A. Mackay
President, and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gary B. Shell	Date: August 18, 2011

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

3